Form 10-Q
period 1993-12-25
MAXTOR CORP
filed 1994-02-08
CIK 711039

20


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q


X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 25, 1993

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from   to



Commission File Number 0-14016


                                MAXTOR CORPORATION
               (Exact name of registrant as specified in its charter)

      Delaware                                                   770123732
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

211 River Oaks Parkway, San Jose, CA                               95134
(Address of principal executive offices)                         (Zip Code)


                                   (408) 432-1700
                     Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   X  Yes             No

29,616,333 shares of Common Stock were issued and outstanding as of February 4, 1994

This quarterly report on Form 10-Q contains 112 pages of which this is page number 1.


                             MAXTOR CORPORATION

                                  FORM 10-Q

                              December 25, 1993

                                    INDEX


                                                                  Page
Part  I.  Financial Information


  Item 1.     Consolidated Financial Statements

        Consolidated Statements of Income (Loss)-
          Three Months and Nine Months Ended
          December 25, 1993 and December 26, 1992                   3

        Consolidated Balance Sheets-
          December 25, 1993 and March 27, 1993                    4-5

        Consolidated Statements of Cash Flows-
          Nine Months Ended December 25, 1993
          and December 26, 1992                                   6-7

        Notes to Consolidated Financial Statements               8-10


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations      11-18



Part  II. Other Information

  Item 1.  Legal Proceedings                                       19

  Item 4.  Submission of Matters to a Vote of Stockholders         19

  Item 6.  Exhibits and Reports on Form 8-K                        20



Signature Page                                                     21


                       PART   I. FINANCIAL INFORMATION


Item 1.   CONSOLIDATED FINANCIAL STATEMENTS



                             MAXTOR CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                  (In thousands, except per share amounts)
                                 (Unaudited)

                            Three Months Ended          Nine Months Ended
                           Dec. 25,    Dec. 26,        Dec. 25,    Dec. 26,
                             1993       1992            1993         1992

Revenue                  $ 318,098    $ 402,614      $ 892,218  $ 1,096,979
Cost of revenue            302,856      321,871        905,438      849,351
                          ________     ________       ________    _________
Gross margin                15,242       80,743        (13,220)     247,628

Operating expenses:
  Research and development  25,751       29,609         83,111       83,386
  Selling, general and
    administrative          19,849       26,472         60,086       76,825
  Restructuring             88,375            -         88,375            -
                          ________     ________       ________    _________
Total operating expenses   133,975       56,081        231,572      160,211
                          ________     ________       ________    _________

Income (loss) from
   operations             (118,733)      24,662       (244,792)      87,417

Interest expense            (2,228)      (1,981)        (8,070)      (7,904)
Interest income                156          607          1,255        1,764
Minority interest in
  loss of joint venture          -            -              -        1,014
                          ________     ________       ________    _________

Income (loss) before
  income taxes            (120,805)      23,288       (251,607)      82,291
Provision for income taxes     500        4,658          1,500       16,487
                          ________     ________       ________    _________
Net income (loss)       $ (121,305)    $ 18,630      $(253,107)  $   65,804
                          ========     ========       ========    =========

Net income (loss) per share
          -primary         $ (4.12)      $ 0.61        $ (8.65)      $ 2.22
                           =======       ======        =======       ======
          -fully diluted   $ (4.12)      $ 0.59        $ (8.65)      $ 2.12
                           =======       ======        =======       ======


Shares used in computing net
  income (loss) per share
          -primary           29,474      30,396          29,255      29,664
                             ======      ======          ======      ======
          -fully diluted     29,474      32,904          29,255      32,218
                             ======      ======          ======      ======





                           See accompanying notes.


                             MAXTOR CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                        Dec. 25,     March 27,
                                          1993         1993
                                      (Unaudited)    (Audited)

ASSETS

Current assets:
  Cash and cash equivalents            $ 102,097    $ 135,324
  Accounts receivable, net of
    allowance for doubtful accounts
    of $3,280 at December 25, 1993
    and $4,190 at March 27, 1993         100,924      149,397
  Inventories:
    Raw materials                         42,832       77,039
    Work-in-process                       24,152       32,650
    Finished goods                        18,173       45,654
                                         _______      _______
                                          85,157      155,343
  Prepaid expenses and other               9,777       10,675
                                         _______      _______
    Total current assets                 297,955      450,739

Property, plant and equipment, at cost:
  Buildings                               21,264        8,585
  Machinery and equipment                198,735      204,090
  Furniture and fixtures                  18,235       19,214
  Leasehold improvements                  18,347       17,940
                                         _______      _______
                                         256,581      249,829
Less accumulated depreciation and
  amortization                          (186,705)    (130,713)
                                         _______      _______
  Net property, plant and equipment       69,876      119,116
Other assets                               7,965        9,258
                                         _______      _______
                                       $ 375,796    $ 579,113
                                         =======      =======







                           See accompanying notes.

                             MAXTOR CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share amounts)

                                 (Continued)


                                        Dec. 25,     March 27,
                                          1993         1993
                                      (Unaudited)    (Audited)

LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)

Current liabilities:
  Note payable to bank                $  40,182      $ 33,000
  Accounts payable                      131,755       130,192
  Income taxes payable                    6,904         4,664
  Accrued payroll and payroll-
    related expenses                     14,447        16,516
  Accrued warranty                       22,203        16,089
  Accrued restructuring                  53,959             -
  Accrued expenses                       22,460        21,753
  Long-term debt and capital lease
    obligations due within one year       4,316        16,373
                                       ________      ________
        Total current liabilities       296,226       238,587

Long-term debt and capital lease
  obligations due after one year        108,304       119,868
Deferred tax liabilities                  1,000         1,000
Minority interest                             -             -
Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $0.01 par
   value, 5,000,000 shares
    authorized; no shares issued
    or outstanding                            -             -
  Common stock, $0.01 par value,
    200,000,000 shares authorized;
    issued and outstanding: Dec. 25,
    1993 - 29,582,188 shares; March 27,
    1993 - 28,809,277 shares                296           288
  Additional paid-in capital            167,413       163,747
  Retained earnings (deficit)          (197,267)       55,840
                                       ________      ________
                                        (29,558)      219,875
  Less notes receivable from
    stockholders                           (176)         (217)
                                       ________      ________
       Total stockholders' equity
         (deficit)                      (29,734)      219,658
                                       ________      ________
                                      $ 375,796     $ 579,113
                                       ========      ========




                           See accompanying notes.

                             MAXTOR CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)
              Increase (Decrease) in Cash and Cash Equivalents

                                                 Nine Months Ended
                                                Dec. 25,    Dec. 26,
                                                 1993         1992
Cash flows from operating activities:
  Net income (loss)                          $ (253,107)   $ 65,804
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
    Depreciation and amortization                54,966      42,862
    Non-cash restructuring                       34,416           -
    Change in non-current deferred tax
      liabilities                                     -      11,070
    Minority interest in loss of joint venture        -      (1,023)
    Loss on disposal of property, plant and
      equipment                                   1,327       1,563
    Change in current assets and liabilities:
      Accounts receivable                        48,473     (24,231)
      Inventories                                54,867     (58,966)
      Prepaid expenses and other                    898      (3,386)
      Accounts payable                            1,563      28,887
      Income taxes payable                        2,240       2,713
      Accrued payroll and payroll-related
        expenses                                 (2,069)       (279)
      Accrued warranty                            6,114        (386)
      Accrued expenses                              707       9,594
      Accrued restructuring                      53,959           -
                                                _______      ______
    Total adjustments                           257,461       8,418
                                                _______      ______
    Net cash provided by operating activities     4,354      74,222

Cash flows from investing activities:
  Proceeds from sale of subsidiary                    -      17,400
  Net book value of certain of the assets sold
    associated with sale of subsidiary, net
    of costs                                          -     (12,735)
  Purchase of property, plant and equipment,    (26,109)    (71,738)
  Proceeds from disposal of property, plant
    and equipment                                   940       1,477
  Other assets                                      312      (4,327)
                                                _______     _______
    Net cash used in investing activities       (24,857)    (69,923)

Cash flows from financing activities:
  Proceeds from issuance of note payable to
    bank, net                                     7,182           -
  Proceeds from issuance of debt                  5,810      22,827
  Principal payments of debt                    (28,563)    (13,005)
  Principal payments under capital lease
    obligations                                    (868)     (1,759)
  Proceeds from issuance of common stock, net of
    notes receivable and stock repurchases        3,715      14,961
                                                _______     _______
    Net cash provided by (used in) financing
      activities                                (12,724)     23,024
                                                _______     _______

Net change in cash and cash equivalents         (33,227)     27,323

Cash and cash equivalents at beginning of
   period                                       135,324      75,859
                                                _______     _______

Cash and cash equivalents at end of period    $ 102,097   $ 103,182
                                                =======     =======







Supplemental disclosures of cash flow information:
(In thousands)                               Nine Months Ended
                                           Dec. 25,     Dec. 26,
                                             1993         1992
Cash paid (received) for:                       (Unaudited)
  Interest                                 $ 6,771      $ 2,074
  Income taxes                               1,142        4,547
  Income tax refunds                        (1,824)        (185)


Supplemental information on non-cash investing and financing activities:

Capital lease obligations approximating $115,000 and $336,000 were incurred during the nine month periods ended December 25, 1993 and December 26, 1992, respectively.

                             MAXTOR CORPORATION

                 Notes to Consolidated Financial Statements
                                 (Unaudited)

1. HYUNDAI INVESTMENT

The accompanying consolidated financial statements do not include the transaction described below. The impact of this transaction, an increase of $150 million in the Company's cash and net worth, will be recorded in the fourth quarter of fiscal year 1994.

In August 1993, the Company signed a letter of intent for the creation of a strategic relationship with Hyundai Electronics Industries Co., Ltd. and several related members of the Hyundai Business Group (Hyundai). In
September 1993, the Company then signed the Stock Purchase Agreement with Hyundai. Conclusion of the transaction was conditional upon approval of the U.S. and Korean governments, Maxtor stockholders and a number of other conditions. In November 1993, the U.S. government provided all necessary approvals. In December 1993, Maxtor stockholders approved all matters submitted to them regarding the proposed investment. At the end of January 1994, Korean government approval was granted. The transaction closed on February 3, 1994.

Under the terms of the agreement, Hyundai invested $150 million in Maxtor and received approximately 19.4 million shares of Series A common stock, representing a per share price of $7.70, and constituting approximately 40% of the Company's outstanding voting stock. The stock issued to Hyundai is a special series of common stock, entitling Hyundai to representation on the Company's Board of Directors proportionate to its share of ownership and certain voting rights. In addition, the Company's Board of Directors is required to elect as Chairman of the Board the director designated by Hyundai. The agreement also provides that Hyundai may not acquire more than 45% of Maxtor except in a tender for all outstanding shares or in certain other cases. These provisions could deter a third party from making a tender or exchange offer for the stock of the Company.

2. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation (Maxtor or the Company), its wholly-owned subsidiaries, and Maxoptix Corporation (Maxoptix), a corporation jointly-owned by Maxtor (63%) and Kubota Corporation of Japan (Kubota) (34%). The minority stockholder's interest in the equity and earnings of Maxoptix are presented separately in the accompanying financial statements. The consolidated balance sheet as of December 25, 1993 excludes the net assets of Storage Dimensions, Inc. (SDI) which were sold on December 26, 1992. In connection with the sale of the assets of SDI, Maxtor acquired a 32.8% interest in the company formed for the purpose of purchasing the net assets of SDI. Maxtor accounts for its investment under the equity method. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended March 27, 1993. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.


3. RESTRUCTURING  CHARGE

The Company recorded a restructuring charge of $88.4 million for the third quarter of fiscal year 1994. The restructuring plan primarily entails discontinuing certain products and manufacturing activities, and consolidating the Company's research and development function. The restructuring charge consists of estimated costs associated with a reduction in manufacturing capacity, termination of certain products and certain facilities, write downs of inventory and equipment that are no longer productive, consolidation of engineering resources, and commitments to third parties. As part of the Company's restructuring program to streamline operations and administration, the Company will also reduce its worldwide headcount by approximately 500 employees. The charge of $88.4 million is comprised of approximately $76 million of estimated facilities, equipment, inventories and other related expenses and approximately $12 million of estimated employee-related expenses. As of December 25, 1993, approximately $54 million remained in accrued liabilities representing approximately $34 million related to the discontinuation of certain manufacturing activities, approximately $12 million related to headcount reductions, and approximately $8 million related to the consolidation of facilities.

4. LINES OF CREDIT AND DEBT

In September 1993, the Company established a secured revolving line of credit with a new lending group providing for borrowings of up to $76.0 million over a two-year term. This new asset-based line of credit replaced the Company's previous outstanding borrowings of $27 million under a secured credit facility with various bankers and $6 million of outstanding borrowings under equipment term loans. This asset-based revolving line of credit includes sublines for letters of credit and provides for borrowings based on eligible receivables at various interest rates. The new financing agreement includes, among others, covenants to maintain a minimum net worth, maximum leverage and a maximum operating loss. The Company was in default of certain loan covenants as of the end of the quarter ended December 25, 1993. In January 1994, the Company obtained an unconditional waiver of those defaults as of December 25, 1993 and may, therefore, utilize the line of credit facility, if borrowing is necessary. The availability of funds under the new line of credit continues to be dependent upon the Company meeting borrowing base requirements and certain financial convenants. As of December 25, 1993, $40.2 million of borrowings and $2.3 million of letters of credit were outstanding. As of February 4, 1994, the $40.2 million of borrowings had been fully repaid.

5. INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under SFAS No. 109, the liability method is used in accounting for income taxes. For purposes of this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured by applying enacted tax rates and laws to the taxable years in which such differences are expected to reverse. The Company adopted the provisions of SFAS No. 109 in its financial statements effective March 28, 1993 for fiscal year 1994. Adoption of SFAS No. 109 had no financial impact on the Company's consolidated financial position or results of operations.

6. NET INCOME (LOSS) PER SHARE

The net loss per share computation is based upon the weighted average number of shares of common stock outstanding during the quarter and nine months ended December 25, 1993. Net income per share for the quarter and nine months ended December 26, 1992 is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during these periods. Common stock equivalents include shares issuable upon the assumed exercise of stock options reflected under the treasury stock method. Conversion of the convertible subordinated debentures into common shares is also assumed in the computation of the fully diluted net income per share for the quarter and nine months ended December 26, 1992 as the conversion has a dilutive impact on net income per share for these periods. Accordingly, income used in the computation of fully diluted earnings per share for the quarter and nine months ended December 26, 1992 is $19,493,000 and $68,393,000 respectively.

7. CONTINGENCIES

Certain patent infringement claims and litigation against the Company have arisen in the course of its business. The Company believes the outcome of these claims and lawsuits will not have a material adverse effect, if any, on the Company's financial position or results of operations, and the Company intends to defend them vigorously.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

         (Tabular information: Dollars in millions, except per share amounts)

RESULTS OF OPERATIONS

General
Since its inception in 1982, Maxtor Corporation (Maxtor or the Company) has been subject to the highly cyclical nature of the disk drive industry. In fiscal year 1993, as a result of an industry-wide increase in demand and the related stabilization in prices, the Company grew its revenues to over $1.4 billion and reported income of $46.1 million. However, from December 1992 through September 1993, the disk drive industry was experiencing intense price competition. In the quarter ended June 26, 1993 the Company's revenues decreased nearly 25% from the previous quarter to $260.6 million; revenues increased to $313.5 million in the quarter ended September 25, 1993 and increased modestly to $318.1 million in the quarter ended December 25, 1993. In all three quarters of fiscal year 1994, revenues were below the levels in the same quarters of the prior fiscal year. The Company incurred losses of $19.7 million, $72.2 million, $59.6 million, and $121.3 million in the quarters ending March 27, 1993, June 26, 1993, September 25, 1993, and
December 25, 1993, respectively. Such losses through September 1993 were primarily the result of negative industry conditions and the Company's inability to bring certain products to market in a timely and cost effective manner. The negative industry conditions were primarily the result of intense price competition and excess industry capacity. In addition, the Company's losses were the result of insufficient differentiation between the products of the Company and its competitors, and efforts by better financed competitors to increase market share. The Company experienced an increase in demand in the third quarter of fiscal year 1994, with most products in short supply, concurrent easing of price reductions and certain price increases. Although general industry conditions improved between October and December 1993, and most of the Company's competitors were profitable during such quarter, the Company's financial results are not likely to be profitable until the Company is successful in bringing new products to market in a timely and cost effective manner. However, the Company does expect that its results of operations for the fourth quarter of fiscal year 1994 will improve over the prior four quarters. The Company has been less successful than its competitors in managing product transitions, and successful new products introduced by competitors have tended to displace older products, including the Company's products. If the Company does not successfully manage new product transitions in the near-term, further losses will be incurred.

The disk drive industry is subject to rapid technological change and short product life cycles as data storage manufacturers continually strive for smaller form factors, larger storage capacities, higher performance and lower cost. As a result, Maxtor expects that the Company's new products will replace the products which accounted for a majority of the Company's revenues in fiscal year 1993 and the first nine months of fiscal year 1994. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results and there can be no assurance that the Company will be successful in such efforts. Shorter product life cycles also increase the importance of the Company's ability to successfully manage product transitions. The failure to adequately manage product transitions could result in the loss of market opportunities, decreased sales of existing products, cancellation of products or product lines, the accumulation of obsolete and excess inventory and unanticipated charges related to obsolete capital equipment. On February 3, 1994, the Company announced a major shift in strategy which devotes Company resources primarily to the design, manufacture and sale of its 7000 Series of inch-high, 3.5-inch disk drives and its new family of mobile computing products, including the MobileMax family of PCMCIA-based mobile computing data storage products. The Company believes this shift in strategy will result in improved financial results, however, the Company's financial results will be more dependent on the success of these products, particularly the MobileMax family of products.

The disk drive industry is intensely competitive and significant price erosion is typical during the life of a product. Industry participants include both independent suppliers and large computer manufacturers that both supply their own internal requirements and sell disk drives to third parties. Sales by such large computer manufacturers to third parties are an increasingly important factor in the market. Bringing new products to market on a timely basis has become increasingly critical to competing in this market environment. When a new product is not brought to market on a timely basis, the selling price of older products must be reduced in order to compete effectively with competitors' new products, which are being produced at lower costs. If competitors introduce products which offer greater capacity, better performance, lower prices or any combination of these factors, or if certain customers produce more disk drives for internal use, the Company's results of operations would be adversely affected.

As a result of volatile business conditions in the personal computer (PC) industry, including the trend toward consolidation among PC manufacturers, sales to the major PC manufacturers have become increasingly important to the success of the disk drive industry participants. Although the Company intends to continue in its efforts to increase its share of this large OEM market, particularly in the marketing of its new products, there can be no assurance that the Company will be successful in such efforts. Furthermore, fluctuations in demand for computer systems, or other end-user demand, can result, and have in the past resulted, in deferral or cancellation of orders for the Company's products.

The Company's manufacturing process requires large volumes of high quality components supplied by outside suppliers. The Company periodically receives communication from vendors that they may be unable to supply required volumes of certain key components, including vendors who are key to the production of the Company's 7000 Series, MXT and MobileMax product lines. During the first quarter of fiscal year 1994, the Company temporarily shut down production of its MXT product line as a result of a quality problem related to a particular supplier's component. Production resumed when it was determined that the problem was limited to that particular supplier's component and that an alternate supplier's components were not affected by the quality problem. The Company's 25252 2.5-inch drive has also been subject to significant and on-going production delays as a result of both design and vendor problems. Similar problems in the future or the inability of the Company to obtain required volumes of key components or obtain continued reduction of component costs, or excessive rework costs associated with defective components would adversely affect the Company's operating results.

While the Company has qualified and continues to qualify multiple sources for many components, it is reliant on, and will continue to be reliant on, single sources for many semi-custom and custom integrated circuits and other key components. The Company will continue to aggressively work with its vendor base to minimize its exposure. There can be no assurance, however, that the Company will be successful in such efforts or that in the future the Company's vendors will meet the Company's requirements for required volumes of high-quality components in a timely and cost effective manner.

The Company has assessed its competitive position and after evaluating various alternatives, has determined that the Company is unable to bring to market successor products to certain existing products. The Company recorded a restructuring charge of $88.4 million for the third quarter of fiscal year 1994 as a result of its decision to discontinue certain products and product lines and consolidate engineering. The charge includes provisions for a reduction in manufacturing capacity, termination of certain products and certain facilities, write downs of inventory and equipment that are no longer productive, consolidation of engineering resources, and commitments to third parties. The Company's research and development activities will be consolidated at its Longmont, Colorado facilities. The Company's research and development efforts will focus on new products targeted at the desktop personal computing market and the emerging mobile computing market.


                       Three Months Ended     Nine Months Ended
                       Dec. 25,   Dec. 26,    Dec. 25,   Dec. 26,
                         1993       1992       1993        1992

Revenue                $ 318.1    $ 402.6    $ 892.2  $ 1,097.0

Gross margin            $ 15.2     $ 80.7    $ (13.2)   $ 247.6
 As a percentage of
   revenue                 4.8%      20.1%      (1.5%)     22.6%

Net income (loss)     $ (121.3)    $ 18.6   $ (253.1)    $ 65.8
 As a percentage of
   revenue               (38.1%)      4.6%     (28.4%)      6.0%

Net income (loss) per share:
  - Primary            $ (4.12)    $ 0.61    $ (8.65)    $ 2.22
  - Fully diluted      $ (4.12)    $ 0.59    $ (8.65)    $ 2.12

Revenue
Revenue for the Company's third quarter of fiscal year 1994 and first nine months of fiscal year 1994 decreased by 21% and 18.7%, respectively, from the same periods of the prior fiscal year. Unit sales of the Company's 7000 Series disk drives, which accounted for a significant portion of the Company's revenue during both the current fiscal year and the prior fiscal year, increased significantly during the third quarter and first nine months of fiscal year 1994 as compared to the same periods of the prior fiscal year. However, these product offerings, particularly 100-200 megabyte products, have been subject to intense price competition and excess industry capacity during most of the first nine months of fiscal year 1994 compared to the first nine months of fiscal year 1993, which negatively impacted per unit revenue despite the increase in unit volumes. In addition, while there was a significant shift in product mix from the older, lower capacity 3.5-inch and 5.25-inch product offerings to the current higher capacity 7000 Series and MXT product offerings during the twelve-month period since the third quarter of fiscal year 1993, average unit selling prices, in terms of megabyte per dollar, have declined substantially during that same period. Revenue for the first nine months of fiscal year 1994 did not include $10.0 million of non-recurring revenue recognized in the first quarter of fiscal year 1993 related to a royalty and licensing agreement. Revenue for the first nine months of fiscal year 1993 included approximately $61 million generated by the Company's wholly-owned subsidiary, Storage Dimensions, Inc. (SDI); no such revenue was recognized in the first nine months of fiscal year 1994 due to the sale of SDI on December 26, 1992.

During the third quarter of fiscal year 1994, the Company had one customer which accounted for approximately 29% of the Company's revenue. This percentage may fluctuate in future periods and the Company expects that it will decline substantially during the last quarter of fiscal year 1994. During the third quarter of fiscal year 1993, one customer accounted for approximately 15% of the Company's revenue.

Given the Company's recent decision to discontinue certain product lines in the third quarter of fiscal year 1994, the Company anticipates a decline in revenue generated by these products in the fourth quarter of fiscal year 1994. As a result of the Company's shift in strategy, the Company will be more dependent on the success of certain products, particularly the MobileMax family of products. During the third quarter of fiscal year 1994, the Company announced several new products, including additions to the MobileMax family of PCMCIA-compatible storage products for mobile computing applications. The Company anticipates that these new products will not contribute significantly to revenue in the fourth quarter of fiscal year 1994. The Company's ability to increase revenues is dependent on its ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner, particularly the MobileMax family of products. There can be no assurance that the Company will be successful in such efforts.

Gross Margin
Gross margin as a percentage of revenue decreased significantly to 4.8% for the third quarter of fiscal year 1994 from 20.1% for the same quarter of the prior fiscal year, and decreased to (1.5%) for the first nine months of fiscal year 1994 compared to 22.6% for the same nine month period of the prior fiscal year. Excluding the non-recurring revenue of $10.0 million recognized in the first quarter of fiscal year 1993, gross margin for the first nine months of fiscal year 1993 was 21.9%. The significant decline during the first nine months of fiscal year 1994 is primarily attributable to the prevailing negative business conditions in the disk drive industry, including intense price competition and excess industry capacity, as well as to cost and time-to-market issues with regard to the Company's new products. Industry conditions improved during the third quarter of fiscal year 1994 relative to the preceding quarter. During the third quarter of fiscal year 1994, the Company and its competitors generally experienced an increase in demand and concurrent easing of price reductions. Most products were in short supply and, in certain instances, there were prices increases.

During the first nine months of fiscal year 1994, gross margin was negatively impacted by the Company's failure to produce planned unit volumes of its MXT product line due to a quality problem involving a particular supplier's component plus higher costs than planned due to related design and manufacturing issues, and failure to produce planned unit volumes of its 2.5-inch product line due to design and component issues. A temporary shutdown of production of the MXT product occurred during the first quarter and resulted in an estimated loss of $25.0 million of revenue and an accompanying negative gross margin for this product offering during that quarter. This first quarter production shutdown of the MXT product also adversely affected production costs in the second quarter of fiscal year 1994 until efficient production levels were achieved. The design and component issues related to the 2.5-inch product line resulted in a negative gross margin for this product line during the first nine months of fiscal year 1994.

Beginning in the third quarter of fiscal year 1992, there was an industry-wide increase in demand for disk drive products which led to a stabilization in prices. This increase in demand, combined with a shift in the product mix to higher capacity, higher gross margin products, led to improved gross margin during the first eight months of fiscal year 1993. During the last four months of fiscal year 1993 and continuing through the second quarter of fiscal year 1994, however, gross margin declined significantly due to increased price competition for 100-200 megabyte 3.5-inch products, price erosion on older products as they are being phased out, and costs associated with the startup and initial production of the Company's MXT products. Gross margin improved between the second and third fiscal quarters of fiscal year 1994 from (3.3%) to 4.8% as a result of increased unit sales volumes of certain products for which average unit selling prices were relatively constant and average unit manufacturing costs declined from quarter to quarter.

The Company believes that the reduced rate of decline in average unit selling prices experienced in the third quarter of fiscal year 1994 may continue through the fourth quarter of fiscal year 1994. Gross margin is expected to improve during the fourth quarter of fiscal year 1994 as compared to the prior quarter, but it is expected to remain in all likelihood at unacceptably low levels. The Company will continue its efforts to reduce its average unit manufacturing costs and to introduce and produce in volume new higher margin products in an effort to improve gross margin during the remainder of fiscal year 1994. However, there can be no assurance that the Company will be successful in such efforts, and an additional loss, although less than the previous four quarters, is anticipated for the fourth quarter of fiscal year 1994.


Operating  Expenses

                          Three Months Ended         Nine Months Ended
                         Dec. 25,    Dec. 26,       Dec. 25,     Dec. 26,
                           1993       1992           1993          1992

Research and development $ 25.8      $ 29.6         $ 83.1        $ 83.4
 As a percentage of
   revenue                  8.1%        7.4%           9.3%          7.6%

Selling, general and
  administrative         $ 19.8      $ 26.5         $ 60.1        $ 76.8
 As a percentage of
   revenue                  6.2%        6.6%           6.7%          7.0%

Restructuring            $ 88.4         $ -         $ 88.4           $ -
 As a percentage of
   revenue                 27.8%         n/a           9.9%           n/a

Research and  Development
Research and development (R&D) expenses for the third quarter of fiscal year 1994 decreased from the same period of the prior fiscal year in absolute dollars as planned. For the first nine months of fiscal year 1994, R&D expenses were relatively flat in absolute dollars as compared to the same period of the prior fiscal year. R&D increased as a percentage of revenue as a result of the decreased revenue bases between each of the three-month and six-month periods. While R&D spending in absolute dollars is expected to decrease during the fourth quarter of fiscal year 1994, the Company must continue to make substantial investments in research and development since the timely introduction and transition to volume production of new products is essential to its future success. In addition, R&D expenses may fluctuate in the future resulting from the cost of acquiring rights to new technologies.

Selling,  General and  Administrative
Selling, general and administrative expenses (SG&A) declined in absolute dollars and as a percentage of revenue for the third quarter and first nine months of fiscal year 1994 compared to the same periods of the prior fiscal year primarily due to the sale of the assets of SDI. SG&A for the third quarter and first nine months of fiscal year 1993 included expenses incurred by SDI until December 1992 at which time the Company sold the assets of SDI. This decline in SG&A expenses also reflects the Company's efforts to control and reduce expenditures. The Company has ongoing efforts to control costs and expenditures and reduce SG&A expenses in future quarters, however, there can be no assurance that the Company will be successful in such efforts.

Restructuring
The Company recorded a restructuring charge of $88.4 million for the third quarter of fiscal year 1994. The restructuring plan primarily entails discontinuing certain products, including the MXT product line, and manufacturing activities, and consolidating the Company's research and development function. The restructuring charge consists of estimated costs associated with a reduction in manufacturing capacity, termination of certain products and certain facilities, write downs of inventory and equipment that are no longer productive, consolidation of engineering resources and commitments to third parties. As part of the Company's restructuring program to streamline operations and administration, the Company will also reduce its worldwide headcount by approximately 500 employees. The charge of $88.4 million is comprised of approximately $76 million of estimated facilities, equipment, inventories and other related expenses and approximately $12 million of estimated employee-related expenses. As of December 25, 1993, approximately $54 million remained in accrued liabilities representing approximately $34 million related to the discontinuation of certain manufacturing activities, approximately $12 million related to headcount reductions, and approximately $8 million related to the consolidation of facilities. The restructuring program is expected to result in future savings of over $10 million per quarter.

Interest expense, interest income, and minority interest in loss of joint venture

                         Three Months Ended         Nine Months Ended
                         Dec. 25,    Dec. 26,       Dec. 25,     Dec. 26,
                           1993       1992           1993          1992

Interest expense         $ 2.2       $ 2.0          $ 8.1         $ 7.9

Interest income           $ .2        $ .6          $  .3         $ 1.8

Minority interest         $ -         $ -           $ -           $ 1.0

The  Company's  minority interest account is related to Maxoptix  Corporation
(Maxoptix),  a  joint  venture formed in March 1989 with  Kubota  Corporation
(Kubota), 63% owned by Maxtor and 34% owned by Kubota, subject to certain adjustments. All operating losses incurred by Maxoptix from March 31, 1990 through June 27, 1992 were allocated to the minority interest account and, therefore, did not impact Maxtor's net income (loss). During the fiscal quarter ended September 26, 1992, the minority interest account was reduced to zero. Thereafter, all future operating losses incurred by Maxoptix were and will continue to be fully allocated to Maxtor.

Provision for income taxes and effective tax rate

                         Three Months Ended         Nine Months Ended
                         Dec. 25,    Dec. 26,       Dec. 25,     Dec. 26,
                           1993       1992           1993          1992

Provision for income taxes      $ .5      $ 4.7           $ 1.5       $ 16.5

Effective tax rate          n/a       20.0%            n/a         20.0%

The tax provision for the third quarter and first nine months of fiscal year 1994 consists primarily of foreign taxes. The Company's effective tax rate for the third quarter and first nine months of fiscal year 1993 was 20%, which was below the combined federal and state statutory rate due to the tax benefits associated with the Company's Singapore operations and the benefit of net operating loss carryforwards.

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under SFAS No. 109, the liability method is used in accounting for income taxes. For purposes of this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured by applying enacted tax rates and laws to the taxable years in which such differences are expected to reverse. The Company adopted the provisions of SFAS No. 109 in its financial statements effective March 28, 1993 for fiscal year 1994. Adoption of SFAS No. 109 had no financial impact on the Company's consolidated financial position or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's recent losses have also impacted its financial position by decreasing available cash and requiring the Company to seek alternative financing, including replacing its existing revolving line of credit and seeking other long-term financing. As of December 25, 1993, the Company had cash and cash equivalents of $102.1 million ($61.9 million net of $40.2 million of short-term borrowings) as compared to $135.3 million of cash and cash equivalents as of March 27, 1993 ($102.3 million net of $33.0 of short-term borrowings). However, the Company subsequently received $150 million from Hyundai on February 3, 1994, pursuant to the Stock Purchase Agreement described below.

                                           Nine Months Ended
                                             Dec. 25, 1993

Cash and cash equivalents                      $ 102.1

Net cash provided by operating activities      $   4.4

Net cash used in investing activities          $  24.9

Net cash used in financing activities          $  12.7

Of the net cash provided by operating activities during the first nine months of fiscal year 1994, decreases in accounts receivable and inventories accounted for approximately $103 million. This was offset in part by the net loss less non-cash depreciation and amortization, non-cash restructuring and accrued restructuring, which used a net $92 million. The decline in accounts receivable primarily reflects lower sales levels in the quarter ending December 25, 1993 than in the quarter ending March 27, 1993. Days sales outstanding improved to 29 days at the end of the third quarter of fiscal year 1994 from 39 days at the end of the quarter ending March 27, 1993, however, this is not intended to be indicative of future results and days sales outstanding may change significantly in future periods. Inventories decreased primarily because of the Company efforts to balance production with demand and control inventory purchases. Despite the Company's efforts to tightly control inventory levels, inventories may increase in the future based on changes in market demand or industry-wide production.

Net cash used in investing activities was primarily attributable to $26.1 million of capital expenditures. A significant portion of the capital expenditure activity was related to the acquisition of manufacturing equipment. Depending on business conditions, the Company currently expects to make capital expenditures of approximately $30 to $35 million during fiscal year 1994, as compared to approximately $92 million during fiscal year 1993.

Net cash used in financing activities during the first nine months of fiscal year 1994 primarily reflects cash used to reduce outstanding debt, offset in part by proceeds received from short-term borrowings.

In September 1992, the Company established a $70.0 million domestic unsecured revolving line of credit. In April 1993, in consideration of the amendment of certain financial covenants, the Company agreed to grant the lenders a security interest in the Company's inventories and receivables which would automatically become effective under certain circumstances. In July 1993, the Company obtained a waiver and second amendment of certain financial covenants through September 27, 1993, and in connection with the waiver, agreed to grant the lenders a security interest in the Company's inventories and receivables and agreed to limit its borrowings to the $27.0 million of current borrowings at that time. During fiscal year 1993, the Company established a $48.0 million term loan facility in Singapore with several banks. In July 1993, the Company repaid in full the outstanding borrowings on that term loan facility and terminated the agreement.

On September 17, 1993, the Company obtained a secured, asset-based revolving line of credit of $76.0 million. This line of credit replaced the existing $70.0 million line of credit from different lenders, as well as $6.0 million equipment term loans. This asset-based revolving line of credit provides for borrowings up to $76.0 million based on eligible receivables at various interest rates over a two year term and is secured by receivables, certain inventories and other assets. As of December 25, 1993, $40.2 million of borrowings and $2.3 million of letters of credit were outstanding. As of February 4, 1993, the $40.2 million of borrowings had been fully repaid. The Company was in default of certain loan covenants as of the end of the quarter ended December 25, 1993. In January 1993, the Company obtained an unconditional waiver of those defaults as of December 25, 1993 and may, therefore, utilize the line of credit, if borrowing is necessary.

In August 1993, the Company signed a letter of intent for the creation of a strategic relationship with Hyundai. In September 1993, the Company then signed the Stock Purchase Agreement with Hyundai. Conclusion of the transaction was conditional upon approval of the U.S. and Korean governments, Maxtor stockholders and a number of other conditions. In November 1993, the U.S. government provided all necessary approvals. In December 1993, Maxtor stockholders approved all matters submitted to them regarding the proposed investment. At the end of January 1994, Korean government approval was granted. The transaction closed on February 3, 1994 and will be recorded in the fourth quarter of fiscal year 1994.

Under the terms of the agreement, Hyundai invested $150 million in Maxtor and received approximately 19.4 million shares of common stock, representing a per share price of $7.70, and constituting 40% of the Company's outstanding voting stock. The stock issued to Hyundai is a special series of common stock, entitling Hyundai to representation on the Company's Board of Directors proportionate to its share of ownership and certain voting rights. In addition, the Company's Board of Directors is required to elect as Chairman of the Board the director designated by Hyundai. The agreement also provides that Hyundai may not acquire more than 45% of Maxtor except in a tender for all outstanding shares or in certain other cases. These provisions could deter a third party from making a tender or exchange offer for the stock of the Company.

The Company believes that the $150 million of funding generated by the Hyundai investment, and the Company's cash flow from operations, equipment financing and available lines of credit will be sufficient to fund the Company's working capital and capital expenditure requirements through fiscal year 1995.

DIVIDEND POLICY

The Company has never paid cash dividends on its capital stock. It is the present policy of the Board of Directors to retain earnings for use in the business. The Company does not anticipate paying cash dividends in the near future. Under the terms of the Company's line of credit, the Company may not declare or pay any dividends without the prior consent of its lenders.


                         PART II. OTHER  INFORMATION

Item 1.  LEGAL PROCEEDINGS

As part of the acquisition of the MiniScribe business in June 1990, the Company was assigned a patent license agreement between MiniScribe and Rodime plc (Rodime) covering patents related to 3.5-inch disk drives. The Company believes that the assignment was valid; however, Rodime has taken the position that the assignment was invalid and would not in any event cover 3.5-inch drives manufactured and sold by the Company before the acquisition of
MiniScribe's  assets.   In  February 1993, Maxtor  commenced  an  action  for
declaratory relief in the U.S. Bankruptcy Court in Denver, Colorado seeking a
judgment  that  the  assignment  was  valid.   Rodime  filed  a  denial   and
counterclaim for patent infringement. The Company intends to vigorously pursue declaratory relief and defend against Rodime's counterclaim.

In April 1993, Harry Aine filed a petition against Maxtor and 19 other disk drives and disk media vendors in the International Trade Commission alleging infringement of certain U.S. patent covering certain sputtered carbon coated disks, and seeking to prohibit Maxtor and such other vendors from importing disk drives incorporating such disks. The matter was settled among the complainant and the respondents including Maxtor. As part of the settlement, Maxtor paid an immaterial amount to Mr. Aine in exchange for a full release of all past, present and future claims which Mr. Aine may have against Maxtor relating to the subject patents. In addition, Mr. Aine assigned the subject patents to all the respondents.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

At a stockholders meeting on November 30, 1993, and adjourned to December 20, 1993, the Company submitted to a vote of stockholders the following matters related to the Hyundai transaction, which received the following votes:
                                                                     BROKER
                                                                     "NON
                                          For   Against   Abstain    VOTES"

1.  The issuance and sale to Hyundai
Electronics Industries Co., Ltd.,
Hyundai Heavy Industries Co., Ltd.,
Hyundai Corporation and Hyundai
Merchant Marine Co., Ltd. of
19,480,000 shares of Class A Common
Stock for an aggregate purchase price
of $149,996,000, including the terms
of the related Stock Purchase
Agreement                             20,163,271  257,402  101,546  1,537,334

2.  The amendment of the Certificate
of Incorporation to authorize Class
A Common Stock to be issued to the
Hyundai entities, specify the rights,
preferences and privileges relating
to the Class A Common Stock and provide
for other changes negotiated in
connection with the issuance to the
Hyundai entities                      20,242,423  344,979  161,271  1,310,880

3.  The amendment of the Certificate
of Incorporation to increase the
authorized number of Common Shares
from 125,000,000 to 200,000,000       20,705,279 1,092,947  261,327         -


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

b) Reports on Form 8-K:
   None

c) Exhibits:
   See Index to Exhibits on pages 22 to 33 hereof.


                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MAXTOR CORPORATION



Date:  February 7, 1994            By: /s/ Walter D. Amaral
                                       Walter D. Amaral
                                       Chief Financial Officer