Form 10-Q/A
period 1993-12-25
MAXTOR CORP
filed 1994-05-10
CIK 711039

17
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                 FORM 10-Q/A
                               Amendment No. 1


X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 25, 1993

  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from    to


Commission File Number 0-14016


                               MAXTOR CORPORATION
              (Exact name of registrant as specified in its charter)

         Delaware                                             770123732
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           (Identification No.)

       211 River Oaks Parkway, San Jose, CA                          95134
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code        (408) 432-1700

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

This quarterly report on Form 10-Q/A Amendment No. 1 contains 19 pages of which this is page number 1.

                             MAXTOR CORPORATION

                                 FORM 10-Q/A
                               Amendment No. 1

                              December 25, 1993

                                    INDEX




                                                                     Page

Part  I.   Financial Information                                       3

Item 1.    Consolidated Financial Statements

             Consolidated Statements of Income (Loss)-
               Three Months and Nine Months Ended
               December 25, 1993 and December 26, 1992                 4

             Consolidated Balance Sheets-
               December 25, 1993 and March 27, 1993                   5-6

             Consolidated Statements of Cash Flows-
               Nine Months Ended December 25, 1993
               and December 26, 1992                                  7-8

             Note 3 of Notes to Consolidated Financial Statements      9


  Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations         10-18



Signature Page                                                         19


                      PART I.    FINANCIAL INFORMATION

During  the  last  three  months, there has been a focus  on  accounting  for restructuring charges by various regulatory and accounting authorities, and related public statements and positions, and it is expected that certain clarifications and changes to current accounting practice will be forthcoming. In anticipation of these expected clarifications and changes, the Company has revised its treatment of the $88.4 million restructuring charge previously reported by the Company in its financial results for the quarter ended December 25, 1993. Certain sections of its Form 10-Q filed for the quarter ended December 25, 1993 have now been revised to reflect a restructuring charge of $19.5 million and special charges of approximately $68.9 million charged to cost of revenue. As a result of these changes, the amount of the restructuring charge reported in operating expenses has decreased from $88,375,000 to $19,500,000 and cost of revenue has increased by $68,875,000 to $371,731,000. In addition, certain items previously reported as accrued restructuring in the consolidated balance sheet have been reclassified to either accounts payable or accrued expenses, and the line item labeled "Accrued restructuring" has been changed to "Accrued special and restructuring." Further, the consolidated statement of cash flow was revised to omit the item previously reported as "non-cash restructuring" as it is no longer applicable. Revenue, income (loss) from operations and net income
(loss), as reported, were not affected by these changes.


Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

The following sections of the Form 10-Q previously filed are amended to read in full as follows:

                             MAXTOR CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                  (In thousands, except per share amounts)
                                 (Unaudited)

                                Three Months Ended         Nine Months Ended
                              ---------------------   ------------------------
                               Dec. 25,   Dec. 26,     Dec. 25,     Dec. 26,
                                 1993      1992          1993        1992
                              ---------- ----------   ----------  ------------

Revenue                       $ 318,098  $ 402,614    $ 892,218   $1,096,979
Cost of revenue                 371,731    321,871      974,313      849,351
                              ---------- ----------   ----------  -----------
Gross margin                    (53,633)    80,743      (82,095)     247,628

Operating expenses:
   Research and development      25,751     29,609       83,111       83,386
   Selling, general and
     administrative              19,849     26,472       60,086       76,825
   Restructuring                 19,500          -       19,500            -
                              ---------- ----------   ----------  -----------
Total operating expenses         65,100     56,081      162,697      160,211
                              ---------- ----------   ----------  -----------

Income (loss) from operations   (118,733)    24,662     (244,792)      87,417

Interest expense                 (2,228)    (1,981)      (8,070)      (7,904)
Interest income                     156        607        1,255        1,764
Minority interest in loss of
   joint venture                      -          -            -        1,014
                              ---------- ----------   ----------  -----------
Income (loss) before income
   taxes                       (120,805)    23,288     (251,607)      82,291
Provision for income taxes          500      4,658        1,500       16,487
                              ---------- ----------   ----------  -----------
Net income (loss)             $(121,305) $  18,630    $(253,107)  $   65,804
                              ========== ==========   ==========  ===========

Net income (loss) per share
               -primary       $   (4.12) $    0.61    $   (8.65)  $     2.22
                              ========== ==========   ==========  ===========
               -fully diluted $   (4.12) $    0.59    $   (8.65)  $     2.12
                              ========== ==========   ==========  ===========

Shares used in computing net
   income (loss) per share
               -primary          29,474     30,396       29,255       29,664
                              ========== ==========   ==========  ===========
               -fully diluted    29,474     32,904       29,255       32,218
                              ========== ==========   ==========  ===========

                           See accompanying notes.

                             MAXTOR CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                             Dec. 25,          March 27,
                                               1993              1993
                                          -------------     -------------
                                           (Unaudited)         (Audited)

ASSETS

Current assets:
   Cash and cash equivalents              $   102,097       $   135,324
   Accounts receivable, net of
      allowance for doubtful accounts
      of $3,280 at December 25, 1993
      and $4,190 at March 27, 1993            100,924           149,397
   Inventories:
      Raw materials                            42,832            77,039
      Work-in-process                          24,152            32,650
      Finished goods                           18,173            45,654
                                         -------------     -------------
                                               85,157           155,343
   Prepaid expenses and other                   9,777            10,675
                                         -------------     -------------
      Total current assets                    297,955           450,739

Property, plant and equipment, at cost:
   Buildings                                   21,264             8,585
   Machinery and equipment                    198,735           204,090
   Furniture and fixtures                      18,235            19,214
   Leasehold improvements                      18,347            17,940
                                         -------------     -------------
                                              256,581           249,829
Less accumulated depreciation
      and amortization                       (186,705)         (130,713)
                                         -------------     -------------
   Net property, plant and equipment           69,876           119,116
Other assets                                    7,965             9,258
                                         -------------     -------------
                                          $   375,796       $   579,113
                                         =============     =============


                           See accompanying notes.


                             MAXTOR CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share amounts)

                                 (Continued)

                                             Dec. 25,          March 27,
                                               1993              1993
                                          -------------     -------------
                                           (Unaudited)         (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Short-term borrowings                  $    40,182       $    33,000
   Accounts payable                           140,506           130,192
   Income taxes payable                         6,904             4,664
   Accrued payroll and payroll-
      related expenses                         14,447            16,516
   Accrued warranty                            25,381            16,089
   Accrued special and restructuring           37,491                 -
   Accrued expenses                            26,999            21,753
   Long-term debt and capital lease
      obligations due within one year           4,316            16,373
                                         -------------     -------------
     Total current liabilities                296,226           238,587

Long-term debt and capital lease
      obligations ue after one year           108,304           119,868
Deferred tax liabilities                        1,000             1,000
Minority interest                                   -                 -
Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock, $0.01 par value,
      5,000,000 shares authorized;
      no shares issued or outstanding               -                 -
   Common stock, $0.01 par value,
      200,000,000 shares authorized;
      issued and outstanding:
      December 25, 1993 - 29,582,188 shares;
      March 27, 1993 - 28,809,277 shares          296               288
   Additional paid-in capital                 167,413           163,747
   Retained earnings (deficit)               (197,267)           55,840
                                         -------------     -------------
                                              (29,558)          219,875
Less notes receivable from stockholders          (176)             (217)
                                         -------------     -------------
     Total stockholders' equity (deficit)     (29,734)          219,658
                                         -------------     -------------
                                          $   375,796       $   579,113
                                         =============     =============


                           See accompanying notes.


                             MAXTOR CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)
              Increase (Decrease) in Cash and Cash Equivalents

                                                        Nine Months Ended
                                                     Dec. 25,       Dec. 26,
                                                       1993           1992
                                                     -----------   -----------
Cash flows from operating activities:
   Net income (loss                                  $  (253,107)  $  65,804
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Depreciation and amortization                       74,063      42,862
      Change in non-current deferred tax liabilities           -      11,070
      Minority interest in loss of joint venture               -      (1,023)
      Loss on disposal of property, plant and equipment    1,327       1,563
      Change in current assets and liabilities:
        Accounts receivable                               48,473     (24,231)
        Inventories                                       70,186     (58,966)
        Prepaid expenses and other                           898      (3,386)
        Accounts payable                                  10,314      28,887
        Income taxes payable                               2,240       2,713
        Accrued payroll and payroll-related expenses      (2,069)       (279)
        Accrued warranty                                   9,292        (386)
        Accrued expenses                                   5,246       9,594
        Accrued special and restructuring                 37,491           -
                                                      ----------- -----------
      Total adjustments                                  257,461       8,418
                                                      ----------- -----------
   Net cash provided by operating activities               4,354      74,222

Cash flows from investing activities:
   Proceeds from sale of subsidiary                            -      17,400
   Net book value of certain of the assets sold
      associated with sale of subsidiary, net of costs         -     (12,735)
   Purchase of property, plant and equipment, net        (26,109)    (71,738)
   Proceeds from disposal of property, plant and
      equipment                                              940       1,477
   Other                                                     312      (4,327)
                                                      ----------- -----------
   Net cash used in investing activities                 (24,857)    (69,923)

Cash flows from financing activities:
   Proceeds from issuance of short-term borrowings,net     7,182           -
   Proceeds from issuance of debt                          5,810      22,827
   Principal payments of debt                            (28,563)    (13,005)
   Principal payments under capital lease obligations       (868)     (1,759)
   Proceeds from issuance of common stock, net of
      notes receivable and stock repurchases               3,715      14,961
                                                      ----------- -----------
   Net cash provided by (used in) financing activities   (12,724)     23,024
                                                      ----------- -----------
Net change in cash and cash equivalents                  (33,227)     27,323
Cash and cash equivalents at beginning of period         135,324      75,859
                                                      ----------- -----------
Cash and cash equivalents at end of period            $  102,097  $  103,182
                                                      =========== ===========


Supplemental disclosures of cash flow information:
(In thousands)                                  Nine Months Ended
- -----------------------------------------------------------------------
                                                Dec. 25,   Dec. 26,
                                                  1993      1992
- -----------------------------------------------------------------------
Cash paid (received) for:                           (Unaudited)
   Interest                                    $  6,771   $  2,074
   Income taxes                                   1,142      4,547
   Income tax refunds                            (1,824)      (185)


Supplemental information on non-cash investing and financing activities:

Capital lease obligations approximating $115,000 and $336,000 were incurred during the nine month periods ended December 25, 1993 and December 26, 1992, respectively.

                             MAXTOR CORPORATION

                                 (Unaudited)

Footnote 3 of Notes to Consolidated Financial Statements is amended to read in full as follows:

3. SPECIAL AND RESTRUCTURING CHARGES

During fiscal year 1994, the Company experienced significant production delays with certain product lines as a result of both design and vendor problems. Due to continuing production and sales issues, the Company assessed its competitive position during the third quarter of fiscal year 1994 and has determined that it is unable to bring to market profitable successor products to certain existing products.

The Company has therefore decided to discontinue certain products and manufacturing activities, and has recorded special charges amounting to $68.9 million in cost of revenue in the third quarter of fiscal year 1994. The charges consist of estimated costs associated with the termination of certain products, a reduction in manufacturing capacity, write downs of inventory and equipment that are no longer productive, and related future commitments to third parties. The charges are comprised of approximately $45.4 million of inventory-related expenses, approximately $19.8 million of equipment-related expenses, and approximately $3.7 million of other associated expenses. The Company anticipates that net expenditures of approximately $13.0 million of cash will be required over the next twelve-month period to fund the expenses accrued. Such expenditures will be funded by cash flow from operations or capital infusions. As of December 25, 1993, current liabilities included accruals related to these special charges totaling approximately $35.0 million.

The decisions described above reduced the scope of the Company's product and manufacturing activities and, as a result, the Company then initiated a restructuring plan which provides for the consolidation and streamlining of certain operations and administration. The Company recorded a restructuring charge of $19.5 million in the third quarter of fiscal year 1994 related to these activities, which are expected to be completed within the twelve-month period from the date of the charge. The plan provides for a worldwide headcount reduction of approximately 500 employees, which was substantially completed during February 1994. The Company's research and development activities will be consolidated at its Longmont, Colorado facilities, which will eliminate the need for certain facilities in San Jose, California. In addition, the Company's actions will eliminate the need for certain manufacturing facilities in Singapore. The charge consists of approximately $11.8 million in estimated costs related to the worldwide reduction in headcount and approximately $7.7 million associated with facility consolidations, including lease and other obligations on certain facility leases, none of which extend beyond calendar year 1994. The Company anticipates that these restructuring actions will require the expenditures of approximately $19.0 million of cash over the next twelve-month period, which will be funded by cash flow from operations or capital infusions. As of
December 25, 1993, approximately $19.0 million of the $19.5 million charge remained in current liabilities. As a result of these activities, the Company has eliminated an estimated $9.0 million of quarterly operating costs.


Management's Discussion and Analysis of Financial Condition and Results of Operations is amended to read in full as follows:

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

The disk drive industry is subject to rapid technological change and short product life cycles as data storage manufacturers continually strive for smaller form factors, larger storage capacities, higher performance and lower cost. As a result, Maxtor expects that the Company's new products will replace the products which accounted for a majority of the Company's revenues in fiscal year 1993 and the first nine months of fiscal year 1994. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results and there can be no assurance that the Company will be successful in such efforts. Shorter product life cycles also increase the importance of the Company's ability to successfully manage product transitions. The failure to adequately manage product transitions could result in the loss of market opportunities, decreased sales of existing products, cancellation of products or product lines, the accumulation of obsolete and excess inventory, and unanticipated charges related to obsolete capital equipment. On February 3, 1994, the Company announced a major shift in strategy which devotes Company resources primarily to the design, manufacture and sale of its 7000 Series of inch-high, 3.5-inch disk drives and its new family of mobile computing products, including the MobileMax family of PCMCIA-based mobile computing data storage products. The Company believes this shift in strategy will result in improved financial results, however, the Company's financial results will be more dependent on the success of these products, particularly the MobileMax family of products.

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

During the first three quarters of fiscal year 1994, the Company experienced significant production delays with certain product lines as a result of both design and vendor problems. Due to continuing production and sales issues, the Company assessed its competitive position during the third quarter of fiscal year 1994 and has determined that it is unable to bring to market profitable successor products to certain existing products. The Company has therefore decided to discontinue certain products and manufacturing activities, and has recorded special charges amounting to $68.9 million in cost of revenue in the third quarter of fiscal year 1994. The charges consist of estimated costs associated with the termination of certain products, a reduction in manufacturing capacity, write downs of inventory and equipment that  are  no  longer  productive, and related future  commitments  to  third parties. The decisions described above reduced the scope of the Company's product and manufacturing activities and, as a result, the Company then initiated a restructuring plan and recorded a restructuring charge of $19.5 million in the third quarter of fiscal year 1994. The restructuring plan provides for the consolidation and streamlining of certain operations and administration, including a reduction in the Company's worldwide headcount by approximately 500 employees. As part of the restructuring plan, the Company's research and development activities will be consolidated at its
Longmont, Colorado facilities. The Company's research and development efforts will focus on new products targeted at the desktop personal computing market and the emerging mobile computing market.

- -----------------------------------------------------------------------------
                               Three Months Ended      Nine Months Ended
                               Dec. 25,  Dec. 26,     Dec. 25,    Dec. 26,
                                 1993      1992              1993        1992
- -----------------------------------------------------------------------------

Revenue                       $  318.1   $  402.6      $  892.2    $ 1,097.0

Gross margin                  $  (53.6)  $   80.7      $  (82.1)   $   247.6
   As a percentage of revenue    (16.9%)     20.1%         (9.2%)       22.6%

Net income (loss)             $ (121.3)  $   18.6      $ (253.1)   $    65.8
   As a percentage of revenue    (38.1%)      4.6%        (28.4%)        6.0%

Net income (loss) per share:
      - Primary               $   (4.12) $    0.61     $   (8.65)  $     2.22
      - Fully diluted         $   (4.12) $    0.59     $   (8.65)  $     2.12

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

Gross Margin
Gross margin as a percentage of revenue decreased significantly to (16.9%) for the third quarter of fiscal year 1994 from 20.1% for the same quarter of the prior fiscal year, and decreased to (9.2%) for the first nine months of fiscal year 1994 compared to 22.6% for the same nine-month period of the prior fiscal year. As discussed previously, the Company recorded special charges amounting to $68.9 million in cost of revenue in the third quarter of fiscal year 1994. The charges consist of estimated costs associated with the termination of certain products, a reduction in manufacturing capacity, write downs of inventory and equipment that are no longer productive, and related future commitments to third parties. Excluding the special charges of $68.9 million, gross margins for the third quarter of fiscal year 1994 and the first nine months of fiscal year 1994 were 4.8% and (1.5%), respectively. Excluding the non-recurring revenue of $10.0 million recognized in the first quarter of fiscal year 1993, gross margin for the first nine months of fiscal year 1993 was 21.9%.

Excluding the impact of the special charges recorded in the third quarter of fiscal year 1994, the significant decline in gross margin during the first nine months of fiscal year 1994 is primarily attributable to the prevailing negative business conditions in the disk drive industry, including intense price competition and excess industry capacity, as well as to cost and time-to-market issues with regard to the Company's new products. Industry conditions improved during the third quarter of fiscal year 1994 relative to the preceding quarter. During the third quarter of fiscal year 1994, the Company and its competitors generally experienced an increase in demand and concurrent easing of price reductions. Most products were in short supply and, in certain instances, there were prices increases.

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

Beginning in the third quarter of fiscal year 1992, there was an industry-wide increase in demand for disk drive products which led to a stabilization in prices. This increase in demand, combined with a shift in the product mix to higher capacity, higher gross margin products, led to improved gross margin during the first eight months of fiscal year 1993. During the last four months of fiscal year 1993 and continuing through the second quarter of fiscal year 1994, however, gross margin declined significantly due to increased price competition for 100-200 megabyte 3.5-inch products, price erosion on older products as they are being phased out, and costs associated with the startup and initial production of the Company's MXT products. Gross margin improved between the second and third fiscal quarters of fiscal year 1994 from (3.3%) to 4.8%, excluding the special charges of $68.9 million, as a result of increased unit sales volumes of certain products for which average unit selling prices were relatively constant and average unit manufacturing costs declined from quarter to quarter.

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

Operating  Expenses
- -----------------------------------------------------------------------------
                                Three Months Ended       Nine Months Ended
                                Dec. 25,   Dec. 26,      Dec. 25,   Dec. 26,
                                  1993       1992          1993       1992
- -----------------------------------------------------------------------------

Research and development          $ 25.8     $ 29.6        $ 83.1    $ 83.4
   As a percentage of revenue        8.1%       7.4%          9.3%      7.6%

Selling, general and
      administrative              $ 19.8     $ 26.5        $ 60.1    $ 76.8
   As a percentage of revenue        6.2%       6.6%          6.7%      7.0%

Restructuring                     $ 19.5     $    -        $ 19.5    $    -
   As a percentage of revenue        6.1%       n/a           2.2%      n/a

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

Restructuring
The Company recorded a restructuring charge of $19.5 million in the third quarter of fiscal year 1994. The restructuring plan provides for the consolidation and streamlining of certain operations and administration, and is expected to be completed within the twelve-month period from the date of the charge. The restructuring plan provides for a worldwide headcount reduction of approximately 500 employees, which was substantially completed during February 1994. The Company's research and development activities will be consolidated at its Longmont, Colorado facilities, which will eliminate the need for certain facilities in San Jose, California. In addition, the Company's actions will eliminate the need for certain manufacturing facilities in Singapore. The charge consists of approximately $11.8 million in estimated costs related to the worldwide reduction in headcount and approximately $7.7 million associated with facility consolidations, including lease and other obligations on certain facility leases, none of which extend beyond calendar year 1994. The Company anticipates that these restructuring actions will require the expenditures of approximately $19.0 million of cash over the next twelve-month period, which will be provided by cash flow from operations or capital infusions. As of December 25, 1993, approximately $19.0 million of the $19.5 million charge remained in current liabilities. As a result of these activities, the Company has eliminated an estimated $9.0 million of quarterly operating costs.

Interest  expense, interest income, and minority interest in  loss  of  joint venture
- -----------------------------------------------------------------------------
                                 Three Months Ended       Nine  Months Ended
                                 Dec. 25,   Dec. 26,      Dec. 25,   Dec. 26,
                                   1993       1992          1993       1992
- -----------------------------------------------------------------------------

Interest                          $ 2.2      $ 2.0         $ 8.1      $ 7.9

Interest income                   $  .2      $  .6         $ 1.3      $ 1.8

Minority interest                 $   -      $   -         $   -      $ 1.0

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

Provision for income taxes and effective tax rate
- -----------------------------------------------------------------------------
                                 Three Months Ended       Nine Months Ended
                                Dec. 25,   Dec. 26,      Dec. 25,   Dec. 26,
                                  1993       1992          1993       1992
- -----------------------------------------------------------------------------

Provision for income taxes       $  .5      $  4.7        $  1.5    $  16.5

Effective tax rate                 n/a        20.0%          n/a       20.0%

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's recent losses have also impacted its financial position by decreasing available cash and requiring the Company to seek alternative financing, including replacing its existing revolving line of credit and seeking other long-term financing. As of December 25, 1993, the Company had cash and cash equivalents of $102.1 million ($61.9 million net of $40.2 million of short-term borrowings) as compared to $135.3 million of cash and cash equivalents as of March 27, 1993 ($102.3 million net of $33.0 of short-term borrowings). However, the Company subsequently received $150 million from Hyundai on February 3, 1994, pursuant to the Stock Purchase Agreement described below.
- -----------------------------------------------------------------------------
                                           Nine Months Ended
                                             Dec. 25, 1993
- -----------------------------------------------------------------------------

Cash and cash equivalents                      $  102.1

Net cash provided by operating activities      $    4.4

Net cash used in investing activities          $   24.9

Net cash used in financing activities          $   12.7
- -----------------------------------------------------------------------------

Of the net cash provided by operating activities during the first nine months of fiscal year 1994, decreases in accounts receivable and inventories accounted for approximately $119 million, and increases in current liabilities accounted for an additional $62 million. This was offset in part by the net loss less non-cash depreciation and amortization, which used a net $179 million. The decline in accounts receivable primarily reflects lower sales levels in the quarter ending December 25, 1993 than in the quarter ending March 27, 1993. Days sales outstanding improved to 29 days at the end of the third quarter of fiscal year 1994 from 39 days at the end of the quarter ending March 27, 1993, however, this is not intended to be indicative of future results and days sales outstanding may change significantly in future periods. Inventories decreased primarily because of the Company efforts to balance production with demand and control inventory purchases. Despite the Company's efforts to tightly control inventory levels, inventories may increase in the future based on changes in market demand or industry-wide production. Current liabilities increased by approximately $54 million as a result of the special and restructuring charges recorded by the Company in the third quarter of fiscal year 1994.

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


                                                 MAXTOR CORPORATION



Date:      May 9, 1994                   By:     /s/ Walter D. Amaral
                                                 ---------------------
                                                    Walter D. Amaral
                                                 Chief Financial Officer