Form 10-K
period 1994-03-26
MAXTOR CORP
filed 1994-06-24
CIK 711039

69
                              UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               FORM 10-K
(Mark one)
{X}Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended      March 26, 1994
                               --------------
or
{ }Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from         to
                                ------     ------

Commission file Number:        0-14016
                               -------

                         Maxtor Corporation
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              Delaware                       77-0123732
- - -----------------------------------       --------------------
   (State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization)         Identification No.)

    211 River Oaks Parkway, San Jose, CA                95134
  -----------------------------------------           ----------
  (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:(408) 432-1700
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, $.01 par value
                 ----------------------------
                       (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                          ---        ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

As of June 3, 1994, 30,452,111 shares of the registrant's Common Stock, $.01 par value, and 19,480,000 shares of the registrant's Class A Common Stock, $.01 par value, were issued and outstanding, respectively. The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant as of June 3, 1994 was $160,024,578, based on the closing price on NASDAQ National Market System reported for such date.

               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 1994 Annual Meeting of Stockholders (the Proxy Statement), to be filed within 120 days of the end of the fiscal year ended March 26, 1994, are incorporated by reference in Part II, Item 10 and Part III, Items 11, 12 and 13 hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy is not deemed to be filed as part hereof.

This Annual Report on Form 10-K contains 116 pages of which this is number 1. The Index to Exhibits begins on page 57.



PART I

Item 1.  BUSINESS

   Maxtor Corporation (Maxtor or the Company) was organized in 1982 and develops, manufactures and markets mass-storage products for desktop and mobile computer systems. Products range from low-capacity flash cards to 546 megabyte (MB) Winchester disk drives in 1.8-inch and 3.5-inch form factors and include ATA, SCSI and PCMCIA (Personal Computer Memory Card International Association) interfaces.

   The Company owns 62% of Maxoptix Corporation (Maxoptix) which develops, manufactures and markets optical disk drive products.
Maxoptix was formed in March 1989 as a joint venture with Kubota
Corporation (Kubota).

   In August 1993, the Company signed a letter of intent for the creation of a strategic relationship with Hyundai Electronics Industries Co., Ltd. and several related members of the Hyundai Business Group (Hyundai). In September 1993, the Company signed the Stock Purchase Agreement (the Agreement) with Hyundai. Conclusion of the transaction was conditional upon approval of the U.S. and Korean governments, Maxtor stockholders and a number of other conditions. In November 1993, the U.S. government provided all necessary approvals. In December 1993, Maxtor stockholders approved all matters submitted to them regarding the proposed investment. At the end of January 1994, Korean government approval was granted. The transaction closed on February 3, 1994. Under the terms of the Agreement, Hyundai invested approximately $150 million in the Company and received approximately 19.5 million shares of Class A common stock, representing a per share price of $7.70, and constituting approximately 40% of the Company's outstanding voting stock at that date. The stock issued to Hyundai is a special series of common stock, entitling Hyundai to representation on the Company's Board of Directors proportionate to its share of ownership and certain voting rights. In addition, the Agreement requires the Company's Board of Directors to elect the director designated by Hyundai as Chairman of the Board, which occurred in February 1994. The Agreement also provides that Hyundai may not acquire more than 45% of the Company except in a tender for all outstanding shares or in certain other cases.


PRODUCTS

   The disk drive industry is subject to rapid technological change and short product life cycles as data storage manufacturers continually strive for smaller form factors, larger storage capacities, higher performance and lower cost. Short product life cycles dictate the importance of the Company's ability to successfully manage product transitions. The failure to adequately manage product transitions could result in the loss of market opportunities, decreased sales of existing products, cancellation of products or product lines, the accumulation of obsolete and excess inventory, and unanticipated charges related to obsolete capital equipment.

   During the fourth quarter of fiscal year 1994, the Company announced a major shift in strategy to devote Company resources primarily to the design, manufacture and sale of its 7000 Series of 3.5-inch disk drives and its new family of mobile computing products, including the MobileMaxTM family of PCMCIA-based mobile computing data storage products. In keeping with the Company's product strategy, the Company will concentrate its research and development (R&D) efforts on new products targeted at the desktop personal computing market and the emerging mobile computing market.

Desktop Personal Computer Products

   The 7000 Series of 3.5-inch, low profile disk drives addresses the demand for desktop PC drives. This Series presently includes four capacity points: the 171MB product, the 7171, is designed for entry level PCs; the 273MB product, the 7273, is designed for mid-range PCs; and the 345MB and 546MB products, the 7345 and 7546, respectively, are designed for high-end PCs and entry-level workstations. The newest products, the 273MB and 546MB versions, were announced in November 1993 and are both currently in volume production. Both the 7273 and 7546 share a common mechanical and electronic platform and manufacturing process with previously introduced 7000 Series products. The 7000 Series continues to account for a substantial portion of the Company's revenue and gross margins.

   In April 1993, to service the growing retail market, the Company began packaging the 3.5-inch 7000 Series hard drive family into complete kits designed for end users. The retail kits are available in 245MB, 345MB, and 546MB capacities, and feature an IDE/AT interface. The 345MB version also supports SCSI.

Mobile Computing Products

   Introduced in the third quarter of fiscal year 1994, the MobileMaxTM Family of products is a line of data storage products that addresses the needs of the emerging mobile computing market. The MobileMax Family includes MobileMaxTM Hard Drives, the MobileMaxTM DeskRunnerTM and MobileMaxTM Flash Memory Cards.

   MobileMax Hard Drives presently include 1.8-inch, PCMCIA Type III drives in 105MB and 131MB capacities. They are designed for use in notebook, subnotebook and desktop computers equipped with PCMCIA Type III interface card slots, as well as for emerging non-computer applications. The Company initially announced the MXL-105-III disk drive product in January 1993; it is now marketed as the MobileMax 105 Hard Drive (MobileMax 105). The MobileMax 105 was the Company's first entry into the PCMCIA market. Volume production commenced in the third quarter of fiscal year 1994.
In April 1994, the Company announced the MobileMax 131 Hard Drive (MobileMax 131). The MobileMax 131 is currently in volume production.

   The MobileMax DeskRunner, announced in November 1993, is a PCMCIA Type III reader/writer socket designed for the large installed base of desktop PCs that are not equipped with PCMCIA technology. The DeskRunner is fully PCMCIA compatible with Type I, Type II or Type III cards, including popular modems and network attachments.

   MobileMax Flash Memory Cards are a series of flash-memory based PCMCIA Type I cards ranging in capacity from 2MBs to 20MBs. These Cards are designed to fit the smaller PCMCIA Type I and Type II slots found on most personal digital assistants and on some notebook PCs - as well as the larger Type III slot on the MobileMax DeskRunner.

   The Company believes that the growth of the MobileMax product line is primarily dependent on the growth of the emerging mobile computing market, as well as the Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner. Although the Company believes that PCMCIA storage devices are an important part of the future disk drive marketplace, there can be no assurance that the Company will be successful in such efforts, and the market has been in fact slower to develop than some industry analysts had predicted.

Other Products

   Through its subsidiary, Maxoptix, the Company develops, manufactures and markets high capacity, write once and rewritable optical disk drives.


MARKETING AND CUSTOMERS

   The Company markets and sells its products through a direct sales force to OEMs (original equipment manufacturers), distributors and retailers. As the market for Maxtor's products has become increasingly segmented, diverse sales channels have developed for different products.

   Direct sales to OEM customers accounted for approximately one-half of total revenue for both fiscal years 1994 and 1993. As a result of volatile business conditions in the PC industry, including the trend toward consolidation among PC manufacturers, sales to the major PC manufacturers have become increasingly important to the success of the disk drive industry participants. In the last quarter of fiscal year 1994, the Company announced OEM design wins for its MobileMax Hard Drives with both Hewlett-Packard Company and Toshiba America Information Systems, Inc. Although the Company intends to continue in its efforts to increase its share of the OEM market for disk drives, particularly in the marketing of its new products, there can be no assurance that the Company will be successful in such efforts.

   In addition to selling its products to OEMs and through distributors, the Company is also pursuing the consumer retail channel, which directly targets end-users. As end users become more technically sophisticated, these users are upgrading their own systems and adding peripherals. The Company has concentrated on establishing its presence in this channel and offers comprehensive end-user support services. Maxtor sells its retail-packaged products directly and through distributors to major retail computer dealers, superstores, warehouse clubs,
aggregators and mass merchants nationwide.    In April 1994, the
Company announced that its MobileMax family is available through Maxtor's comprehensive retail sales program, and that it expanded its retail offerings to include the 7546 and the 7273 3.5-inch disk drives. The Company believes that distributors and retailers are important in supporting the large aftermarket. In addition, the Company believes that the market for replacement drives will result in the growth of retail sales. Sales to distributors and retailers accounted for approximately one-half of total revenue in fiscal years 1994 and 1993.

   During fiscal years 1994 and 1993, sales to International Business Machines accounted for approximately 24% and 14% of the Company's revenue, respectively; however, this percentage may fluctuate in future periods and the Company expects it will decline substantially in fiscal year 1995. The Company did not have any customer that accounted for 10% or more of its revenue in fiscal year 1992.

   As of June 3, 1994, the Company has 27 direct sales persons located in ten offices in the United States, 12 direct sales persons in the Far East located in six offices, and 12 direct sales persons in Europe located in three offices. The Company's export sales represented 43%, 50% and 37% of total revenue in fiscal years 1994, 1993 and 1992, respectively.

   For financial data relating to major customers and geographic information refer to Part II, Item 8, Footnote 3 on pages 28 and
29.


MANUFACTURING AND SUPPLIERS

   The Company has sought to maintain the flexibility necessary to accommodate the continuous changes in product mix and volume requirements resulting from the short product life cycles characteristic of the disk drive industry through a relatively low level of vertical integration and utilizing capital equipment for the manufacture of multiple product lines.

   The Company's disk drive manufacturing operations consist mainly of the final assembly of high-level subassemblies and testing of completed products. The Company manufactures all magnetic disk drive products in volume production at its manufacturing facility located in Singapore and conducts all printed circuit board assembly in its facility in Hong Kong. In addition to risks typically associated with the concentration of vital operations, foreign manufacturing is subject to additional risks, including changes in governmental policies, transportation delays and interruptions, and the impositions of tariffs and export controls. A disruption of manufacturing operations at the Company's facilities could have an adverse effect on the Company's results of operations and customer relations.

   Pilot production of the Company's magnetic products and cost reduction, quality and product improvement engineering on current products are now conducted in the Company's Longmont, Colorado facilities, and the San Jose, California R&D facilities have been closed. When a new product or a design change to a current product is ready for volume production, it is transferred from the Longmont, Colorado facilities to the Company's Far East manufacturing facilities.

   Since the Company's manufacturing operations consists primarily of the final assembly of subassemblies, the quality and yield of the Company's products is highly dependent on its ability to obtain high quality components and sub-assemblies.
The Company has implemented a number of programs with its vendors to improve the quality of its key components and sub-assemblies. These programs include a rating system for vendors which tracks such items as on time delivery, quality, technology and pricing which is then used as a basis for purchasing decisions. In the past, the Company has nevertheless experienced production delays due to yield shortfalls and there can be no assurance that the Company will not experience similar problems in the future.

   The Company's manufacturing process uses large volumes of components supplied by outside suppliers and it is the Company's goal to have multiple sources for most components. In the past, the Company's operating results have been adversely affected by production delays and quality problems resulting from its inability to obtain certain key components and by the failure of certain components to meet requisite quality standards. During the first quarter of fiscal year 1994, the Company temporarily shut down production of its 3.5-inch MXT product line as a result of a quality problem related to a particular supplier's component. Production resumed when it was determined that the problem was limited to that particular supplier's component and that an alternate supplier's components were not affected by the quality problem. The Company's 25252 2.5-inch drive was also subject to significant and on-going production delays as a result of both design and vendor problems. The Company has recently been unable to obtain required volumes of a key component for its 7000 Series product line which is supplied by a sole source vendor who is experiencing production problems. It is expected that this shortage will adversely affect the Company's operating results for the quarter ending June 25, 1994, and that it will prevent the Company from returning to profitability during this quarter.

   While the Company has qualified and continues to qualify multiple sources for many components, it is reliant on and will continue to be reliant on single sources for several semi-custom and custom integrated circuits and other key components. The Company does not have long-term supply contracts with most of its single source vendors, some of which are companies with limited financial and operational resources. The Company intends to continue to pursue qualification of alternative sources for single source components where practicable; the Company believes, however, that it will have to continue to utilize leading edge components which may only be available from a single source.
With the expansion of production experienced by the disk drive industry during the last quarter of fiscal year 1994 and continuing into the first quarter of fiscal year 1995, shortages of certain key components for the disk drive industry have increased and the Company expects it is likely that industry shortages of key components may continue into future quarters. The Company will continue to aggressively work with its vendor base to minimize its exposure. There can be no assurance, however, that the Company will be successful in such efforts or that in the future the Company's vendors will meet the Company's requirements for required volumes of high-quality components in a timely and cost effective manner. In addition, there can be no assurance that the Company's operating results or customer relationships will not be adversely affected by production delays, including delays in bringing new products into volume production in a timely manner, resulting from an interruption or reduction in its supply of any key components, excessive rework costs associated with defective or substandard components, or its inability to obtain continued reduction of component costs.

   The Company's engineering focus is on developing families of products from single platforms that have proven to be highly manufacturable, cost-effective and timely. The 7000 Series and the MobileMax family are both examples of products that have been designed around a single architecture. Prior to transferring a product from pilot line to volume production, engineering is responsible for proving the manufacturability of the product.
The Company believes that this integration of product design and manufacturing process development will enable the Company to more rapidly achieve high volume, high quality production. However, there can be no assurance that the Company will be able to achieve volume production of new products in a timely manner relative to its competitors.


RESEARCH AND DEVELOPMENT

   As previously mentioned, the Company participates in an industry that is characterized by rapid technological change and short product life cycles. The Company's ability to compete effectively will depend on, among other things, its ability to anticipate such change. To compete effectively, the Company has and will continue to devote substantial resources to producing high-quality products which address the needs of expanding segments of the disk drive market and which can be produced in volume on a cost effective basis. In order to effectively implement its product strategy, the Company intends to continue to make significant investments in research and development. A key element of the Company's strategy is to decrease the time required to achieve volume production of new products through the involvement of process engineers in developing manufacturing processes during the research and development phase. However, there can be no assurance that the Company will be able to bring new products to market before its competitors or that such new products will receive market acceptance.

   The Company has focused its efforts on developing products that incorporate components which may be shared by a broad range of products, thereby reducing the time to develop a product and the cost of components. The Company believes that the integration of low cost manufacturing design into the development of a broad range of the Company's products, combined with its ability to utilize common platforms and electronics both within product families and between different product families will enable the Company to compete more effectively.

   The Company believes that success in developing smaller form factors, increasing performance and lowering production costs depends in part on developing and incorporating new data storage technologies into the Company's products. While the Company believes that it needs to utilize the new technologies in order to achieve technology and product leadership, to the extent that such development efforts result in more advanced technology and components, it may be more difficult to transition disk drives to volume manufacturing or to obtain acceptable yields.

   In connection with the Company's restructuring plan initiated in the third quarter of fiscal year 1994, the Company consolidated its R&D activities in Longmont, Colorado, which eliminated the need for certain facilities in San Jose, California, and also resulted in a substantial reduction in headcount associated with R&D and related activities previously conducted in San Jose. R&D expenses declined in absolute dollars in fiscal year 1994 as compared to fiscal year 1993 as a result of these actions. In fiscal years 1994, 1993 and 1992, respectively, the Company's R&D expenses amounted to $97.2 million, $112.6 million and $72.4 million, respectively. While R&D spending in absolute dollars is expected to decrease in fiscal year 1995, the Company will continue to make substantial investment in R&D since the timely introduction and transition to volume production of new products is essential to its success.
In February 1994, the Company announced a major shift in product strategy devoting Company resources primarily to the design, manufacture and sale of its 7000 Series disk drives and its new family of mobile computing products, including the MobileMax family of PCMCIA-based mobile computing data storage products. The Company's efforts will focus on new products targeted at the desktop personal computing and mobile computing markets.


COMPETITION

   The disk drive industry is intensely competitive and is characterized by rapid technological change which can cause substantial shifts in product capabilities and prices. The principal competitive factors in the industry include time to volume production, price, customer service, storage capacity and performance. In addition, smaller form factors, height, power consumption, ruggedness and interfaces are important competitive factors.

   Many of the Company's competitors have greater financial, marketing and technological resources than the Company, which may have enabled them to better withstand the intense price competition most recently experienced during the last four months of fiscal year 1993 which continued into the third quarter of fiscal 1994. In February 1994, the Company received approximately $150 million upon the closing of a stock purchase agreement with Hyundai, as previously discussed. This cash infusion is intended to be used for working capital needs, including developing new products and technologies. However, there can be no assurance that the Company will be able to compete more effectively as a result of this cash infusion.

   The disk drive industry is also subject to short product life cycles, which increase the importance of the Company's ability to successfully manage product transitions. The failure to adequately manage product transitions could result in the loss of market opportunities, decreased sales of existing products, cancellation of products or product lines and the accumulation of obsolete and excess inventory. As previously mentioned, the Company announced a major shift in strategy in February 1994. As a result of this shift in strategy, the Company's financial results will be heavily dependent on the success of certain products, namely its 7000 Series of 3.5-inch disk drives and its new family of mobile computing products, including the MobileMax family of PCMCIA-based mobile computing data storage products.
In the past, the Company has been less successful than its competitors in managing product transitions, and successful new products introduced by competitors have tended to displace older products, including the Company's products. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results, and there can be no assurance that the Company will be successful in such efforts.

   Significant price erosion is typical during the life of a disk drive product. Industry participants include both independent suppliers and large computer manufacturers that both supply their own internal requirements and sell disk drives to third parties. Sales by such large computer manufacturers to third parties are an important factor in the market. Bringing new products to market on a timely basis is critical to competing in this market environment. When a new product is not brought to market on a timely basis, the selling prices of older products must be reduced in order to compete effectively with competitors' new products, which are being produced at lower costs. If competitors introduce products which offer greater capacity, better performance, lower prices or any combination of these factors, or if certain customers produce more disk drives for internal use, the Company's results of operations would be adversely affected.

   As a result of volatile business conditions in the PC industry, including the trend toward consolidation among PC manufacturers, sales to the major PC manufacturers have become increasingly important to the success of the disk drive industry participants. Although the Company intends to continue in its efforts to increase its share of this large OEM market, particularly in the marketing of its new products, there can be no assurance the Company will be successful in such efforts. Furthermore, fluctuations in demand for computer systems, or other end-user demand, can result, and have in the past resulted, in deferral or cancellation of orders for the Company's products.

   The Company presently competes primarily with independent manufacturers of 3.5-inch disk drives, including companies such as Conner Peripherals, Quantum, Seagate Technology and Western Digital. The Company also competes directly and indirectly with disk drive divisions of large computer manufacturers such as Digital Equipment, Fujitsu, Hewlett-Packard, Hitachi, NEC, Toshiba and IBM. Should other major OEMs develop disk drive manufacturing capabilities, the demand for the Company's products could be reduced. The Company competes for sales of optical disk drives with such companies as Canon, Hitachi, Ricoh, Sharp Electronics, Sony and Hewlett-Packard.


BACKLOG

   The Company's sales are primarily made for delivery of standard products according to standard purchase orders.
Delivery dates are specified by purchase orders, such orders may be subject to change or cancellation by the customer without significant penalties. The quantity actually purchased, as well as the shipment schedules, therefore, are frequently revised to reflect changes in the customer's needs. At times when industry-wide production is believed to be insufficient to meet demand, the Company believes that certain customers may place purchase orders beyond their projected needs in order to maintain a greater portion of product allocation. Conversely, at times when price competition is intense and price moves are frequent, the Company believes that most customers may place purchase orders below their projected needs, or delay placing or even cancel purchase orders with the expectation that future price reductions may occur. In light of these factors, backlog as of any particular date may not be indicative of the Company's actual revenues for any succeeding period, and, therefore, are not material to an evaluation of the Company's future revenue.


PATENTS AND LICENSES

   The Company has been granted approximately 70 U.S. and foreign patents related to disk drive products and technology. The Company has additional patents pending in the United States and foreign countries. The Company has entered into cross-license agreements with certain of its competitors and has discussed entering into cross-licenses with others.

   As in other sectors of the electronics industry, the disk drive industry has been characterized by significant litigation relating to patent and other intellectual property rights. Many patents have been issued in the United States and foreign countries covering disk drive products and their manufacture. These patents have been issued both to competitors of the Company and to parties who are not disk drive vendors. The Company has received notices from competitors and other patent holders claiming infringement by the Company and litigation has been commenced related to one such claim, made by Rodime plc (Rodime) and described below, with respect to which the Company believes it has a license. See Legal Proceedings. There can be no assurance that other litigation will not be commenced based upon such claims or that additional claims of patent infringement will not be made against the Company in the future, nor can there be any assurance that the Company would be able to obtain a license under the patents asserted or that any such license, if available, would be offered on terms acceptable to the Company. Adverse resolution of litigation based upon claims of patent infringement could subject the Company to substantial liabilities and require the Company to refrain from manufacturing or selling certain of its products in the country where the patents were issued.

   As part of the acquisition of the MiniScribe business in June 1990, the Company was assigned a patent license agreement between MiniScribe and Rodime covering patents related to 3.5-inch disk drives. The Company believes that the assignment was valid; however, Rodime has taken the position that the assignment was invalid and would not in any event cover 3.5-inch drives manufactured and sold by the Company before the acquisition of MiniScribe's assets. See Legal Proceedings.


WARRANTY AND SERVICE

   The Company currently warrants its products against defects in parts and labor for varying periods from the date of shipment with an additional 3 months allowed for distributors to account for "shelf life". The 7000 Series of disk drives are warranted for a period of 12 or 24 months after shipment depending on the model. The MobileMax disk drives are warranted for a period of 12 months after shipment.

   Products are generally repaired or refurbished by the Company's Singapore facility. The Company operates a European drive exchange center in Ireland, a domestic drive exchange center in San Jose, California and an Asian drive exchange center in Singapore.


EMPLOYEES

   As of June 3, 1994, the Company had approximately 6,400 employees, of whom approximately 1,100 were located in the United
States, 100 in Europe and 5,200 in the Far East. Of the employees, approximately 5,400 were engaged in manufacturing and quality assurance and 200 in research and development.

   The Company believes that its future success will depend on its ability to continue to attract and retain a team of highly motivated and skilled individuals. None of the Company's employees are represented by a labor organization. The Company believes that its employee relations are good.


INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES, AND FINANCIAL INFORMATION

   The Company operates in a single industry segment: the design, manufacture and marketing of data storage products for desktop and mobile computer systems. It has a worldwide sales, service and distribution network. The Company markets and sells its products through a direct sales force to OEMs, distributors and other emerging sales channels. For financial information relating to foreign and domestic operations and export sales refer to Part II, Item 8, Footnote 3, on pages 28 and 29.



Item 2.  PROPERTIES

   The Company's administrative offices are located in San Jose, California and its research and development facilities are located in Longmont, Colorado. These facilities are all leased. The Company's manufacturing facilities include a disk drive manufacturing facility in Singapore and a printed circuit board manufacturing facility in Hong Kong. The Company owns and occupies a 384,000 square-foot building in Singapore which is situated on land leased through the year 2016 (subject to an option to renew for an additional 30 years). All other facilities located in Singapore and Hong Kong are leased. The corporate offices for Maxoptix are located in San Jose, California and are held under lease.

   All of the Company's facilities are well maintained, suitable for the advanced technological products and services of the Company. The Company believes that its current facilities are sufficient to meet its expected requirements.



Item 3.  LEGAL PROCEEDINGS

   As part of the acquisition of the MiniScribe business in June 1990, the Company was assigned a patent license agreement between MiniScribe and Rodime covering patents related to 3.5-inch disk drives. The Company believes that the assignment was valid; however, Rodime has taken the position that the assignment was invalid and would not in any event cover 3.5-inch drives manufactured and sold by the Company before the acquisition of MiniScribe's assets. In February 1993, Maxtor commenced an action for declaratory relief in U. S. Bankruptcy Court in Denver, Colorado seeking a judgment that the assignment was valid. Rodime filed a denial and counterclaim for patent infringement. In April 1994, the relevant claims of the Rodime patent at issue in Rodime's counterclaims were declared invalid in litigation between Rodime and another disk drive manufacturer. The Company's litigation with Rodime has been stayed pending Rodime's appeal of the finding of invalidity. Certain other patent infringement claims against the Company have arisen in the course of its business. There is presently no litigation involving such claims, and the Company believes the outcome of these claims will not have a material adverse effect, if any, on the Company's financial position or results of operations.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended March
26, 1994.



PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

   Maxtor has two classes of stock issued and outstanding: common stock, with a $.01 par value; and Class A common stock, also with a $.01 par value. Maxtor common stock is designated on the National Market System of NASDAQ under the symbol MXTR.

   As of June 3, 1994, Maxtor had approximately 1,906 stockholders of record.

   For the dividend policy of the Company, refer to Part II, Item
7, Dividend Policy, on page 20.



Item 6.  SELECTED FINANCIAL INFORMATION

SELECTED FINANCIAL INFORMATION   (In thousands, except per share amounts)

ANNUAL
- - ------------------------------------------------------------------------
Fiscal Period      March 26,  March 27,  March 28,  March 30,  March 31,
  Ended              1994       1993       1992     1991 <F1>     1990
- - ------------------------------------------------------------------------
Revenue           $1,152,615  $1,442,546 $1,037,481 $ 871,305  $491,134
Income (loss)
  from operations   (247,921)     53,968     12,304   (49,077)   25,810
Net income (loss)   (257,589)     46,112      7,149   (45,429)   18,943
Net income (loss)
  per share
   -primary            (8.00)       1.46       0.27     (1.89)     0.90
   -fully diluted      (8.00)       1.46       0.24     (1.89)     0.90
Total assets         492,375     579,113    445,182   453,856   384,542
Long-term debt and
  capital lease
  obligations due
  after one year     107,393     119,868    110,744   128,066   126,575
Minority interest          -           -      1,023     8,201    11,666
- - ------------------------------------------------------------------------


QUARTERLY (unaudited)
- - --------------------------------------------------------------------------
Fiscal Period         March 26,     Dec. 25,    Sept. 25,        June 26,
  Ended                 1994          1993        1993             1993
- - --------------------------------------------------------------------------
Revenue          $      260,397  $   318,098  $   313,546  $      260,574
Gross margin             29,696      (53,633)     (10,453)        (18,009)
Net loss                 (4,482)    (121,305)     (59,623)        (72,179)
Net loss per
  share:
  -primary                (0.11)       (4.12)       (2.02)          (2.50)
  -fully diluted          (0.11)       (4.12)       (2.02)          (2.50)
Price range per
  common share*  $5.4375-$8.3125 $4.625-$6.75 $4.5-$6.6875 $6.0625-$8.0625
- - --------------------------------------------------------------------------

- - ---------------------------------------------------------------------------
Fiscal Period          March 27,       Dec. 26,     Sept. 26,      June 27,
  Ended                  1993         1992 (F2)     1992 (F2)     1992 (F2)
- - ---------------------------------------------------------------------------
Revenue           $      345,567 $       402,614 $    357,198 $     337,167
Gross margin              17,458          80,743       80,426        86,459
Net income (loss)        (19,692)         18,630       18,656        28,518
Net income (loss)
  per share
  -primary                 (0.69)           0.61         0.63          0.98
  -fully diluted           (0.69)           0.59         0.61          0.93
Price range per
  common share*   $6.875-$15.375 $12.625-$19.625 $9.25-$15.25 $8.375-$14.00
- - ---------------------------------------------------------------------------
* Price range is based on the quarterly high and low closing prices as quoted from NASDAQ

[FN]
<F1> Fiscal year ended March 30, 1991 results include the acquisition of substantially all of the assets of MiniScribe on June 30, 1990. See Note 2 of Notes to Consolidated Financial Statements for additional information.

<FN2> Income used in the fully diluted net income per share calculation is
$19,493, $19,519 and $29,381 for the quarterly periods ended December 26, 1992, September 26, 1992 and June 27, 1992, respectively, each of which includes the addition of interest related to convertible subordinated debentures.



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.
(Tabular information: Dollars in millions, except per share amounts)

RESULTS OF OPERATIONS

General
Since its inception in 1982, Maxtor Corporation (Maxtor or the Company) has been subject to the highly cyclical nature of the disk drive industry. In fiscal year 1993, as a result of an industry-wide increase in demand and the related stabilization in prices, the Company grew its revenue to over $1.4 billion. However, during the last four months of fiscal year 1993 and continuing into the third quarter of fiscal year 1994, the disk drive industry was experiencing intense price competition and excess industry capacity, which resulted in lower revenue for the Company. The Company began to experience an increase in demand in the third quarter of fiscal year 1994, with most products in short supply, as well as concurrent easing of price reductions and price increases on certain products. In the fourth quarter of fiscal year 1994, revenue declined in connection with the Company's decision in the third quarter of fiscal year 1994 to discontinue certain unprofitable products, as described below. In all quarters of fiscal year 1994, revenues were below the levels in the same quarters of the prior fiscal year. In fiscal year 1994, the Company reported revenue of approximately $1.2 billion.

The Company reported net income of $46.1 million for fiscal year 1993. For fiscal year 1994, the Company reported a net loss of $257.6 million. The Company incurred quarterly losses in each of the five consecutive quarters beginning with the fourth quarter of fiscal year 1993 and continuing through the fourth quarter of fiscal year 1994. Such losses through the second quarter of fiscal year 1994 and continuing into the third quarter of fiscal year 1994 were primarily the result of negative industry conditions and the Company's inability to bring certain products to market in a timely and cost effective manner. The negative industry conditions were primarily the result of intense price competition and excess industry capacity. In addition, the Company's losses were the result of insufficient differentiation between the products of the Company and its competitors, and efforts by better financed competitors to increase market share. As noted above, the Company began to experience an increase in demand in the third quarter of fiscal year 1994, with most products in short supply, as well as concurrent easing of price reductions and price increases on certain products. Although general industry conditions improved during the third and fourth quarters of fiscal year 1994, the Company continued to incur losses as a result of continuing cost and time-to-market issues with regard to its new products. The high start-up costs associated with developing and commencing volume production on the new 1.8-inch form factor products also contributed to the quarterly losses during that period. In addition, the Company recorded special and restructuring charges totaling $88.4 million during the third quarter of fiscal year 1994, as described below, which contributed significantly to the loss incurred during that period.

During the first three quarters of fiscal year 1994, the Company experienced significant production delays with certain product lines as a result of both design and vendor problems. Due to continuing production and sales issues, the Company assessed its competitive position and determined that it was unable to bring to market profitable successor products to certain existing products. The Company therefore decided to discontinue certain products, reduce manufacturing capacity and write down inventory and equipment that were no longer productive. The Company recorded special charges amounting to $68.9 million in cost of revenue in the third quarter of fiscal year 1994 as a result of these decisions. These decisions reduced the scope of the Company's product and manufacturing activities and, as a result, the Company then initiated a restructuring plan and recorded a restructuring charge of $19.5 million in the third quarter of fiscal 1994. The restructuring plan provides for the consolidation and streamlining of certain operations and administration, including a reduction in worldwide headcount by approximately 500 employees. At the same time, the Company announced a major shift in strategy to devote Company resources primarily to the design, manufacture and sale of its 7000 Series disk drives and its new family of mobile computing products, including the MobileMax family of PCMCIA-based mobile computing data storage products. The Company's research and development efforts will focus on new products targeted at the desktop personal computing and mobile computing markets.

The disk drive industry is subject to rapid technological change and short product life cycles as data storage manufacturers continually strive for smaller form factors, larger storage capacities, higher performance and lower cost. As a result, Maxtor expects that the Company's new products will replace the products which accounted for a majority of the Company's revenues in fiscal years 1993 and 1994. Shorter product life cycles also increase the importance of the Company's ability to successfully manage product transitions. The failure to adequately manage product transitions could result in the loss of market opportunities, decreased sales of existing products, cancellation of products or product lines, the accumulation of obsolete and excess inventory and unanticipated charges related to
obsolete capital equipment.   As previously mentioned, the Company
announced a major shift in strategy, devoting Company resources primarily to the design, manufacture and sale of its 7000 Series of inch-high, 3.5-inch disk drives and its new family of mobile computing products, including the MobileMax family of PCMCIA-based mobile computing data storage products. As a result of this shift in strategy, the Company's financial results will be heavily dependent on the success of these products. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results and there can be no assurance that the Company will be successful in such efforts. The Company has been less successful than its competitors in managing product transitions, and successful new products introduced by competitors have tended to displace older products, including the Company's products. If the Company does not successfully manage new product transitions in the near-term, further losses will be incurred.

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

The Company's manufacturing process requires large volumes of high quality components supplied by outside suppliers. The Company periodically receives communication from vendors that they may be unable to supply required volumes of certain key components. During the first quarter of fiscal year 1994, the Company temporarily shut down production of its MXT product line as a result of a quality problem related to a particular supplier's component. Production resumed when it was determined that the problem was limited to that particular supplier's component and that an alternate supplier's components were not affected by the quality problem. The Company's 25252 2.5-inch drive has also been subject to significant and on-going production delays as a result of both design and vendor problems. The Company is currently unable to obtain required volumes of a key component for its 7000 Series product line which is supplied by a sole source vendor who is experiencing production problems. It is expected that this shortage will adversely affect the Company's operating results for the forthcoming quarter ending June 25, 1994 and that it will prevent the Company from returning to profitability during that quarter.

While the Company has qualified and continues to qualify multiple sources for many components, it is reliant on, and will continue to be reliant on, single sources for many semi-custom and custom integrated circuits and other key components. The Company does not have long-term supply contracts with most of its single source vendors, some of which are companies with limited financial and operational resources. The Company intends to continue to pursue qualification of alternative sources for single source components where practicable; the Company believes, however, that it will have to continue to utilize leading edge components which may only be available from a single source. With the expansion of production experienced by the disk drive industry during the last quarter of fiscal year 1994 and continuing into the first quarter of fiscal year 1995, shortages of certain key components for the disk drive industry have increased and the Company expects it is likely that industry shortages of key components may continue into future quarters. The Company will continue to aggressively work with its vendor base to minimize its exposure. There can be no assurance, however, that the Company will be successful in such efforts or that in the future the Company's vendors will meet the Company's requirements for required volumes of high-quality components in a timely and cost effective manner. In addition, there can be no assurance that the Company's operating results or customer relationships will not be adversely affected by production delays, including delays in bringing new products into volume production in a timely manner, resulting from an interruption or reduction in its supply of any key components, excessive rework costs associated with defective or substandard components or its inability to obtain continued reduction of component costs.


FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993
- - -------------------------------------------------------------------
Year Ended                        March 26,   March 27,     Change
                                    1994        1993
- - -------------------------------------------------------------------
Revenue                         $ 1,152.6   $ 1,442.5    $ (289.9)

Gross margin                    $   (52.4)  $   265.1    $ (317.5)
  As a percentage of revenue         (4.5%)      18.4%

Net income (loss)               $  (257.6)  $    46.1    $ (303.7)
  As a percentage of revenue        (22.3%)       3.2%

Net income (loss) per share.    $    (8.00) $     1.46   $   (9.46)
- - -------------------------------------------------------------------

Revenue
Unit sales of the Company's 7000 Series disk drives accounted for a significant portion of the Company's revenue during both the current fiscal year and the prior fiscal year, and increased modestly during fiscal year 1994 over fiscal year 1993. However, these product offerings, particularly 100-200 megabyte products, were subject to intense price competition and excess industry capacity during most of the first nine months of fiscal year 1994, which negatively impacted per unit revenue in fiscal year 1994 despite the increase in unit volumes. The Company began to experience an increase in demand during the third quarter of fiscal year 1994, which continued through the fourth quarter of fiscal year 1994 with most products in short supply, as well as concurrent easing of price reductions and certain price increases. While there was a significant shift in product mix from the older, lower capacity 3.5-inch and 5.25-inch product offerings to the higher capacity 7000 Series and MXT product offerings, average unit selling prices, in terms of megabyte per dollar, declined substantially between fiscal years 1993 and 1994. Revenue for fiscal year 1993 included approximately $61 million generated by the Company's wholly-owned subsidiary, Storage Dimensions, Inc. (SDI); no such revenue was recognized in fiscal year 1994 due to the sale of SDI on December 26, 1992. In addition, revenue for fiscal year 1994 did not include $16.1 million, net, of non-recurring revenue recognized in fiscal year 1993 related to certain royalty and licensing agreements.

During fiscal year 1994, the Company had one customer which accounted for approximately 24% of the Company's revenue. This percentage may fluctuate in future periods and the Company expects it will decline substantially in fiscal year 1995.

As a result of the Company's shift in strategy, as discussed above, the Company will be heavily dependent on the success of certain products. During the third and fourth quarters of fiscal year 1994, the Company announced several new products, including additions to the MobileMax family of PCMCIA-compatible storage products for mobile computing applications. These new products did not contribute significantly to revenue in the fourth quarter of fiscal year 1994, and the Company anticipates that these new products will not contribute significantly to revenue during fiscal year 1995. The Company's ability to increase revenues is dependent on its ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner. There can be no assurance that the Company will be successful in such efforts.

Gross Margin
Gross margin as a percentage of revenue decreased significantly to
(4.5)% in fiscal year 1994 from 18.4% in fiscal year 1993.   As
discussed previously, the Company recorded special charges amounting to $68.9 million in cost of revenue in the third quarter of fiscal year 1994. The charges consist of estimated costs associated with the termination of certain products, a reduction in manufacturing capacity, write downs of inventory and equipment that are no longer productive, and related future commitments to third parties. Excluding the special charges of $68.9 million, gross margin for fiscal year 1994 was 1.4%. Excluding the non-recurring revenue of approximately $16.1 million, gross margin was 17.5% for fiscal year 1993.

Excluding the impact of the special charges, the significant decline in gross margin during fiscal year 1994 is primarily attributable to the prevailing negative business conditions in the disk drive industry, including intense price competition and excess industry capacity, as well as to cost and time-to-market issues with regard to the Company's new products. During the last four months of fiscal year 1993 and continuing into the third quarter of fiscal year 1994, gross margin declined significantly due to increased price competition on 100-200 megabyte 3.5-inch products, price erosion on older products as they were being phased out, and costs associated with the startup and initial production of the Company's MXT products. Gross margin began to improve during the third and fourth fiscal quarters of fiscal year 1994 from (3.3%) for the second quarter to 4.8% for the third quarter, excluding the special charges of $68.9 million, to 11.4% for the fourth quarter as a result of increased unit sales volumes of certain products for which average unit selling prices were relatively constant while average unit manufacturing costs declined from quarter to quarter.

During most of the first nine months of fiscal year 1994, gross margin was negatively impacted by the Company's failure to produce planned unit volumes of its MXT product line due to a quality problem involving a particular supplier's component, plus higher costs than planned due to related design and manufacturing issues, in addition to failure to produce planned unit volumes of its 2.5-inch product line due to design and component issues. A temporary shutdown of production of the MXT product occurred during the first quarter and resulted in an estimated loss of $25.0 million of revenue and an accompanying negative gross margin for this product offering during that quarter. This first quarter production shutdown of the MXT product also adversely affected production costs in the second quarter of fiscal year 1994 until efficient production levels were achieved. The design and component issues related to the 2.5-inch product line resulted in a negative gross margin for this product line during most of fiscal year 1994.

The Company believes that the reduced rate of decline in average unit selling prices experienced in the latter months of fiscal year 1994 will continue through the first quarter of fiscal year 1995. The Company will continue its efforts to reduce its average unit manufacturing costs and to introduce and produce in volume new higher margin products in an effort to improve gross margin during fiscal year 1995. However, there can be no assurance that average unit selling prices will not decline at a more rapid rate or that the Company will be successful in its efforts to improve gross margin.

Operating expenses
- - -------------------------------------------------------------------
Year Ended                     March 26,   March 27,      Change
                                  1994        1993
- - -------------------------------------------------------------------

Research and development      $    97.2    $   112.6     $  (15.4)
  As a percentage of revenue        8.4%         7.8%

Selling, general and
    administrative            $    78.9    $    98.5     $  (19.6)
  As a percentage of revenue        6.8%         6.8%

Restructuring                 $    19.5            -     $  (19.5)
  As a percentage of revenue        1.7%          n/a
- - -------------------------------------------------------------------

Research and Development
Research and development (R&D) expenses decreased from the prior fiscal year in absolute dollars due primarily to the consolidation of the Company's R&D activities in Longmont, Colorado in connection with the Company's restructuring plan. This consolidation eliminated the need for certain facilities in San Jose, California, and also resulted in a substantial reduction in headcount associated with R&D and related activities previously conducted in San Jose. R&D increased as a percentage of revenue as a result of the decreased revenue base between fiscal years 1993 and 1994. While R&D spending in absolute dollars is expected to decrease during fiscal year 1995, the Company must continue to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its future success. In addition, R&D expenses may fluctuate in the future resulting from the cost of acquiring rights to new technologies.

Selling, General and Administrative
Selling, general and administrative (SG&A) expenses declined in absolute dollars primarily due to the sale of the assets of SDI, and were relatively unchanged as a percentage of revenue for fiscal year 1994 compared to the prior fiscal year given the decline in the revenue base during that period. SG&A for the first nine months of fiscal year 1993 included expenses incurred by SDI until December 1992 at which time the Company sold the assets of SDI. The decline in SG&A expenses also reflects the Company's efforts to control and reduce expenditures. The Company has ongoing efforts to control costs and expenditures and reduce SG&A expenses in future quarters, however, there can be no assurance that the Company will be successful in such efforts.

Restructuring
The Company recorded a restructuring charge of $19.5 million in the third quarter of fiscal year 1994. The restructuring plan provides for the consolidation and streamlining of certain operations and administration, including a reduction in the Company's worldwide headcount, and is expected to be completed within the twelve-month period from the date of the charge. The charge consists of approximately $11.8 million in estimated costs related to the worldwide reduction in headcount and approximately $7.7 million associated with facility consolidations, including lease and other obligations on certain facility leases, none of which extend beyond calendar year 1994. The plan provides for a worldwide headcount reduction of approximately 500 employees, which was substantially completed during February 1994. The Company's research and development activities will be consolidated at its Longmont, Colorado facilities, which will eliminate the need for certain facilities in San Jose, California. In addition, the Company's actions will eliminate the need for certain manufacturing facilities in Singapore. The Company anticipates that these restructuring actions will require the expenditure of approximately $9.0 million of cash over the first nine months of fiscal year 1995, which will be provided by cash flow from operations or capital infusions. As of March 26, 1994, approximately $9.0 million of the $19.5 million charge remained in current liabilities. As a result of these activities, the Company has eliminated an estimated $9.0 million per quarter of operating costs, beginning with the fourth quarter of fiscal year 1994.

Interest expense, interest income, and minority interest in loss of joint venture
- - ----------------------------------------------------------------
Year ended                    March 26,    March 27,    Change
                                 1994         1993
- - ----------------------------------------------------------------
Interest expense               $  10.1     $   10.1   $      -

Interest income                $   2.3     $    2.6   $     (.3)

Minority interest              $     -     $    1.0   $    (1.0)
- - ----------------------------------------------------------------

The Company's minority interest account is related to Maxoptix Corporation (Maxoptix), a joint venture formed in March 1989 with Kubota Corporation (Kubota), 62% owned by Maxtor and 34% owned by
Kubota, subject to certain adjustments.   All operating losses
incurred by Maxoptix from March 31, 1990 through June 27, 1992 were allocated to the minority interest account and, therefore, did not impact Maxtor's net income (loss). During the fiscal quarter ended September 26, 1992, the minority interest account was reduced to zero. Thereafter, all future operating losses incurred by Maxoptix were and will continue to be fully allocated to Maxtor. See Note 2 to Notes to Consolidated Financial Statements.

Provision for income taxes and effective tax rate
- - -------------------------------------------------------------------
Year ended                      March 26,    March 27,    Change
                                   1994        1993
- - -------------------------------------------------------------------
Provision for income taxes       $   1.9      $   1.3     $   .6

Effective tax rate                   n/a          2.7%
- - -------------------------------------------------------------------

The provision for income taxes consists primarily of foreign taxes. The Company's effective tax rate for fiscal year 1994 differs from the combined federal and state rate due to the repatriation of foreign earnings absorbed by current year losses, the Company's U.S. operating losses not providing current tax benefits, and valuation of temporary differences, offset in part by the tax savings associated with the Company's Singapore operations. Income from the Singapore operations is not taxable in Singapore as a result of the Company's pioneer tax status, and those earnings which are permanently reinvested outside the United States are not taxable in the United States. The Company's effective tax rate for fiscal year 1993 was 2.7%, which is below the combined federal and state rate due to the tax benefits associated with the Company's Singapore operations, valuation of temporary differences and the non-recurring reduction of taxes provided in prior periods, offset by the Company's U.S. operating losses not providing current tax benefits.

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


FISCAL YEAR 1993 COMPARED TO FISCAL YEAR 1992
- - -----------------------------------------------------------------
Year ended                       March 27,    March 28,    Change
                                    1993         1992
- - ------------------------------------------------------------------
Revenue                         $ 1,442.5    $ 1,037.5    $ 405.1

Gross margin                    $   265.1    $   189.0    $  76.0
  As a percentage of revenue         18.4%        18.2%

Net income                      $    46.1    $     7.1    $  39.0
  As a percentage of revenue          3.2%          .1%

Net income per share:
     - Primary                  $     1.46   $     0.27   $   1.19
     - Fully diluted            $     1.46   $     0.24   $   1.22
- - --------------------------------------------------------------------

Revenue
The Company's revenue increased to $1.4 billion in fiscal year 1993, an increase of 39% over the prior fiscal year. This increase was primarily due to strong unit sales of the Company's 7000 Series of one-inch high 3.5-inch products, partially offset by a decrease in unit sales of the Company's full height, 3.5-inch products and 5.25-inch products. In addition, revenue increased due to a shift in product mix to higher capacity, higher price drives within certain product series, partially offset by a decline in the latter part of the fiscal year in the average unit selling prices of the Company's products, particularly with respect to the 100-200 megabyte 3.5-inch products. Revenue also increased during fiscal year 1993 as a result of $16.1 million, net, of non-recurring revenue related to certain royalty and licensing agreements. This compares to approximately $8.0 million of non-recurring revenue recognized in fiscal year 1992 in connection with a patent cross license agreement and the gain on the sale of certain manufacturing rights and assets. Revenue increases during fiscal year 1993 over fiscal year 1992 were impacted by the sale of the assets of the Company's wholly-owned subsidiary, Storage Dimensions, Inc. (SDI) at the end of the Company's third fiscal quarter. Fiscal year 1993 revenues include only nine months of revenues generated by SDI, whereas a full year of SDI revenues were included in the fiscal year 1992 results of operations, a decline of approximately $26.8 million.

Gross Margin
Gross margin as a percentage of revenue increased to 18.4% in fiscal year 1993 from 18.2% in fiscal year 1992. Excluding the non-recurring revenue of approximately $16.1 million recognized in fiscal year 1993, gross margin was 17.5%, as compared to 17.4% for fiscal year 1992, which excludes non-recurring revenue of approximately $8.0 million and an aggregate net reduction to cost of revenue of approximately $2.3 million related to special charges and certain non-recurring reductions to cost of revenue.

Over a nine-month period through September 28, 1991, the Company experienced downward pressure on gross margins as a result of difficult business conditions and intense price competition which forced the Company to decrease average unit selling prices more quickly than it could reduce manufacturing costs. Beginning in the quarter ended December 28, 1991, there was an industry-wide increase in demand for disk drive products which led to a stabilization in prices. This increase in demand, combined with a shift in the product mix to higher capacity, higher gross margin products, led to improved gross margins during the first eight months of fiscal year 1993 over the prior fiscal year. In addition, gross margins improved during that eight-month period as a result of manufacturing efficiencies resulting from the consolidation and reorganization of the Company's manufacturing organization, decreased material costs and increased unit volume, which helped to lower fixed costs per unit. During the four-month period ended March 27, 1993, however, gross margins declined significantly due to increased price competition for the 100-200 megabyte 3.5-inch products, price erosion on older products as they are being phased out, and costs associated with the startup and initial production of the 3.5-inch MXT products.

Operating expenses
- - -------------------------------------------------------------------
Year ended                        March 27,    March 28,   Change
                                     1993         1992
- - -------------------------------------------------------------------
Research and development          $  112.6     $   72.4    $  40.2
  As a percentage of revenue           7.8%         7.0%

Selling, general and
   administrative                 $   98.5     $  104.3    $  (5.8)
  As a percentage of revenue           6.8%        10.1%
- - --------------------------------------------------------------------

Research and Development
R&D expenses increased in fiscal year 1993 over the prior fiscal year primarily due to planned expenses to support the development and engineering production of new products, including increased headcount and new product/technology expenditures.

Selling, General & Administrative
SG&A expenses as a percentage of revenue declined in fiscal year 1993 from the prior fiscal year primarily due to relatively flat spending in absolute dollars over a significantly increased revenue base in fiscal year 1993 compared to the prior fiscal year. In addition, fiscal year 1992 expenses included special charges of $3.8 million which were not incurred in fiscal year 1993. Exclusive of these special charges, SG&A expenses would have been 9.7% of revenue in fiscal year 1992.

Interest expense, interest income, and minority interest in loss of joint venture
- - --------------------------------------------------------------------
Year ended                        March 27,    March 28,    Change
                                     1993         1992
- - --------------------------------------------------------------------
Interest expense                  $   10.1     $   12.6    $  (2.4)

Interest income                   $    2.6     $    1.4    $   1.2

Minority interest                 $    1.0     $    7.2    $  (6.2)
- - --------------------------------------------------------------------

Interest expense decreased in fiscal year 1993 compared to the prior fiscal year primarily due to average short-term bank borrowings being significantly lower during fiscal year 1993.

Interest income increased in fiscal year 1993 compared to the prior fiscal year due to an improved cash and cash equivalents position, partly offset by a decrease in interest rates.


Provision for income taxes and effective tax rate
- - -------------------------------------------------------------------
Year ended                     March 27,      March 28,    Change
                                  1993           1992
- - -------------------------------------------------------------------
Provision for income taxes      $   1.3        $   1.1      $   .2

Effective tax rate                  2.7%          13.8%
- - -------------------------------------------------------------------

The Company's effective tax rate for fiscal year 1993 was 2.7%, which is below the combined federal and state rate due to the tax benefits associated with the Company's Singapore operations, valuation of temporary differences and the non-recurring reduction of taxes provided in prior periods, offset by the Company's U.S. operating losses not providing current tax benefits. Income from the Singapore operations is not taxable in Singapore as a result of the Company's pioneer tax status, and earnings which are permanently reinvested outside the United States are not taxable in the United States. The effective tax rate for fiscal year 1992 was also below the combined federal and state statutory rate due to the tax benefits associated with the Company's Singapore operations and the Company's U.S. operating loss.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------------------------------------------
                                                March 26,
Year ended                                        1994
- - -------------------------------------------------------------------
Cash and cash equivalents                       $  144.5

Short-term investments                          $   74.9

Net cash used in operating activities           $   16.5

Net cash used in investing activities           $  103.7

Net cash provided by financing activities       $  129.4
- - --------------------------------------------------------------------

During fiscal year 1994, the Company's losses impacted its financial position by decreasing available cash and requiring the Company to seek alternative financing, including replacing its existing revolving line of credit and seeking other long-term financing. In February 1994, the Company received approximately $150 million from Hyundai Electronics Industries Co., Ltd. and several related members of the Hyundai Business Group (Hyundai) pursuant to the Stock Purchase Agreement described below.

As of March 26, 1994, the Company had net cash and cash equivalents of $114.5 million, excluding $30.0 million of short-term borrowings, as compared to $102.3 million as of March 27, 1993, an increase of $12.2 million. In addition, the Company had short-term investments of $74.9 million at the end of fiscal year 1994. The combined increase in the Company's cash and cash equivalents, and short-term investments of $87.1 million was primarily the result of the $150 million investment by Hyundai in February 1994 offset by debt repayments, capital expenditures and operating activities.

Of the net cash used in operating activities during fiscal year
1994, net loss less non-cash depreciation and amortization accounted for approximately $171.7 million. This was offset in part by the decreases in accounts receivable and inventories, and increases in current liabilities which totaled approximately $151.3 million. The decline in accounts receivable primarily reflects lower sales levels in the quarter ending March 26, 1994 than in the quarter ending
March 27, 1993 and improved days sales outstanding.   Days sales
outstanding improved to 34 days at the end of fiscal year 1994 from 39 days at the end of fiscal year 1993. Inventories decreased primarily because of the Company's efforts to balance production with demand and control inventory purchases. Despite the Company's efforts to tightly control inventory levels, inventories may increase in the future based on changes in market demand or industry-wide production. Current liabilities increased by approximately $42 million primarily as a result of the special and restructuring charges recorded by the Company in the third quarter of fiscal year 1994.

Net cash used in investing activities was primarily attributable to the $74.9 million of short-term investment purchases and $29.7 million of capital expenditures. A significant portion of the capital expenditure activity was related to the acquisition of manufacturing equipment. Depending on business conditions, the Company currently expects to make capital expenditures of approximately $35 to $40 million during fiscal year 1995, as compared to approximately $30 million during fiscal year 1994.

Net cash provided by financing activities during fiscal year 1994 primarily reflects the issuance of approximately 19.5 million shares of Maxtor Class A common stock to Hyundai pursuant to the Stock Purchase Agreement described below, offset in part by cash used to reduce outstanding debt.

In September 1992, the Company established a $70.0 million domestic unsecured revolving line of credit. In April 1993, in consideration of the amendment of certain financial covenants, the Company agreed to grant the lenders a security interest in the Company's inventories and receivables which would automatically become effective under certain circumstances. In July 1993, the Company obtained a waiver and second amendment of certain financial covenants through September 27, 1993, and in connection with the waiver, agreed to grant the lenders a security interest in the Company's inventories and receivables and agreed to limit its borrowings to the $27.0 million of current borrowings at that time. During fiscal year 1993, the Company also established a $48.0 million term loan facility in Singapore with several banks. In July 1993, the Company repaid in full the outstanding borrowings on that term loan facility and terminated the agreement.

On September 17, 1993, the Company obtained a secured, asset-based revolving line of credit of $76.0 million. This line of credit replaced the existing $70.0 million line of credit from different lenders, as well as $6.0 million of equipment term loans. This asset-based revolving line of credit provides for borrowings up to $76.0 million based on eligible receivables at various interest rates over a two-year term and is secured by receivables, certain inventories and other assets. As of March 26, 1994, $30.0 million of borrowings and $2.9 million of letters of credit were outstanding. The $30.0 million of borrowings was fully repaid during the first fiscal week of April 1994. The availability of this line of credit in the future depends on the Company meeting certain covenants. The line of credit expires in September 1995.

In August 1993, the Company signed a letter of intent for the creation of a strategic relationship with Hyundai. In September 1993, the Company then signed the Stock Purchase Agreement (the Agreement) with Hyundai. The transaction closed on February 3, 1994 and was recorded in the fourth quarter of fiscal year 1994. Under the terms of the Agreement, Hyundai invested approximately $150 million in Maxtor and received approximately 19.5 million shares of common stock, representing a per share price of $7.70, and constituting approximately 40% of the Company's outstanding voting stock at the time. The stock issued to Hyundai is a special series of common stock, entitling Hyundai to representation on the Company's Board of Directors proportionate to its share of ownership and certain voting rights. In addition, the Agreement requires the Company's Board of Directors to elect the director designated by Hyundai as Chairman of the Board, which occurred in February 1994. The Agreement also provides that Hyundai may not acquire more than 45% of Maxtor except in a tender for all outstanding shares or in certain other cases. These provisions could deter a third party from making a tender or exchange offer for the stock of the Company.

The Company believes that the $150 million of funding generated by the Hyundai investment, and the Company's expected cash flow from operations, equipment financing and available lines of credit will be sufficient to fund the Company's working capital and capital expenditure requirements through fiscal year 1995.


DIVIDEND POLICY

The Company has never paid cash dividends on its capital stock. It is the present policy of the Board of Directors to retain earnings for use in the business. The Company does not anticipate paying cash dividends in the near future. Under the terms of the Company's line of credit and term loan facilities, the Company may not declare or pay any dividends without the prior consent of its lenders.



Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Index to Consolidated Financial Statements              Page

    Financial Statements:
      Consolidated Balance Sheets -
        March 26, 1994 and March 27, 1993                   21
      Consolidated Statements of Income (Loss) -
        Years ended March 26, 1994,
        March 27, 1993 and March 28, 1992                   22
      Consolidated Statements of Stockholders' Equity -
        Years ended March 26, 1994,
        March 27, 1993 and March 28, 1992                   23
      Consolidated Statements of Cash Flows -
        Years ended March 26, 1994,
        March 27, 1993 and March 28, 1992                 24 - 25
      Notes to Consolidated Financial Statements          25 - 36
      Report of Ernst & Young, Independent Auditors         37

    Financial Statement Schedules:
    The following consolidated financial statement schedules of Maxtor Corporation are filed as part of this Report and should be read in conjunction with the Consolidated Financial
   Statements of Maxtor Corporation.

    Schedule I     Short-term investments                  S-1

    Schedule II    Amounts receivable from related
                     parties and underwriters,
                     promoters and employees other         S-2,
                     than related parties                  S-3

    Schedule V     Property, plant and equipment           S-4

    Schedule VI    Accumulated depreciation and
                     amortization of property,
                     plant and equipment                   S-5

    Schedule VIII  Valuation and qualifying accounts       S-6

    Schedule IX    Short-term borrowings                   S-7

    Schedules not listed above have been omitted since they are not applicable or are not required or the information required to be set therein is included in the Consolidated
   Financial Statements or notes thereto.


CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
- - --------------------------------------------------------------------
                                            March 26,   March 27,
ASSETS                                         1994        1993
- - --------------------------------------------------------------------
Current assets:
  Cash and cash equivalents              $   144,520   $   135,324
   Short-term investments                     74,911             -
  Accounts receivable, net of
    allowance for doubtful accounts
    of $3,653 at March 26, 1994 and
    $4,190 at March 27, 1993                  99,806       149,397
  Inventories:
    Raw materials                             51,419        77,039
    Work-in-process                           19,196        32,650
    Finished goods                            25,408        45,654
- - -------------------------------------------------------------------
                                              96,023       155,343
  Prepaid expenses and other                   7,936        10,675
- - -------------------------------------------------------------------
      Total current assets                   423,196       450,739
Property, plant and equipment, at cost:
  Buildings                                   21,387         8,585
  Machinery and equipment                    195,820       204,090
  Furniture and fixtures                      18,195        19,214
  Leasehold improvements                      17,506        17,940
- - -------------------------------------------------------------------
                                             252,908       249,829
  Less accumulated depreciation
    and amortization                        (191,750)     (130,713)
- - -------------------------------------------------------------------
      Net property, plant and equipment       61,158       119,116
Other assets                                   8,021         9,258
- - -------------------------------------------------------------------
                                         $   492,375   $   579,113
===================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- - -------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                  $    30,000   $    33,000
  Accounts payable                           137,566       130,192
  Income taxes payable                         7,530         4,664
  Accrued payroll and payroll-
    related expenses                          11,720        16,516
  Accrued warranty                            27,281        16,089
  Accrued special and restructuring           21,777             -
  Accrued expenses                            25,700        21,753
  Long-term debt and capital lease
    obligations due within one year            4,155        16,373
- - -------------------------------------------------------------------
      Total current liabilities              265,729       238,587
Long-term debt and capital lease
    obligations due after one year           107,393       119,868
Deferred tax liabilities                          66         1,000
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value,
    5,000,000 shares authorized;
    no shares issued or outstanding                -             -
  Class A common stock, $0.01 par value,
    19,480,000 shares authorized;
    issued and outstanding:
    March 26, 1994 - 19,480,000 shares           195             -
  Common stock, $0.01 par value,
    180,520,000 shares authorized;
    issued and outstanding:
    March 26, 1994 - 30,425,242 shares;
    March 27, 1993 - 28,809,277 shares           304           288
  Additional paid-in capital                 320,564       163,747
  Retained earnings (deficit)               (201,749)       55,840
- - -------------------------------------------------------------------
                                             119,314       219,875
  Less notes receivable from stockholders       (127)         (217)
- - -------------------------------------------------------------------
      Total stockholders' equity             119,187       219,658
- - -------------------------------------------------------------------
                                         $   492,375   $   579,113
===================================================================
See accompanying notes.


CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)
                                          Year ended
- - --------------------------------------------------------------------
                              March 26,     March 27,     March 28,
                                1994          1993          1992
- - --------------------------------------------------------------------
Revenue                     $ 1,152,615   $ 1,442,546   $ 1,037,481
Cost of revenue               1,205,014     1,177,460       848,435
- - --------------------------------------------------------------------
Gross margin                    (52,399)      265,086       189,046
- - --------------------------------------------------------------------
Operating expenses:
  Research and development       97,168       112,621        72,417
  Selling, general and
    administrative               78,854        98,497       104,325
  Restructuring                  19,500             -             -
- - --------------------------------------------------------------------
Total operating expenses        195,522       211,118       176,742
- - --------------------------------------------------------------------
Income (loss) from operations  (247,921)       53,968        12,304
Interest expense                (10,087)      (10,140)      (12,584)
Interest income                   2,283         2,557         1,387
Minority interest in loss of
  joint venture                       -         1,014         7,187
- - --------------------------------------------------------------------
Income (loss) before income
  taxes                        (255,725)       47,399         8,294
Provision for income taxes        1,864         1,287         1,145
- - --------------------------------------------------------------------
Net income (loss)           $  (257,589)   $   46,112   $     7,149
====================================================================
Net income (loss) per share
   -primary                 $     (8.00)   $     1.46   $      0.27
   -fully diluted           $     (8.00)   $     1.46   $      0.24
====================================================================
Shares used in computing net
   income (loss) per share
   -primary                      32,203        31,534        26,721
   -fully diluted                32,203        31,599        29,215
====================================================================
See accompanying notes.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
- - ---------------------------------------------------------------------------
                        Common                            Notes
                        Stock       Addi-                 Receiv-
                                    tional    Retained    able    Total
                  ----------------- Paid-in   Earnings    From    Stock-
                  Shares     Amount Capital   (Deficit)   Stock-  holders'
                                                          holders Equity
- - ---------------------------------------------------------------------------
Balance, March
  30,  1991       23,096,417 $232   $137,157  $   2,579   $(325)  $139,643
Issuance of
  common stock
  under stock
  option plans       349,929    3      2,034          -    (291)     1,746
Payments on and
  forgiveness of
  notes
  receivable from
  stockholders             -    -          -          -     187        187
Issuance of
  common stock
  under stock
  purchase plan      565,885    5      1,437          -       -      1,442
Adjustment to
  common stock
  held by
  Standard
  Chartered Bank           -    -      5,618          -       -      5,618
Net income                 -    -          -      7,149       -      7,149
- - ---------------------------------------------------------------------------
Balance, March
  28, 1992        24,012,231  240    146,246      9,728    (429)   155,785
Issuance of
  common stock
  under stock
  option plans
  and related
  tax benefit      2,075,738   21     12,767          -    (167)    12,621
Payments on and
  forgiveness of
  notes
  receivable from
  stockholders             -    -          -          -     379        379
Issuance of
  common stock
  under stock
  purchase plan      721,308    7      3,249          -       -      3,256
Adjustment to
  common stock
  held by
  Standard
  Chartered Bank           -    -      1,505          -       -      1,505
Issuance of
  common stock
  from exercise
  of stock rights  2,000,000   20        (20)         -       -          -
Net income                 -    -          -     46,112       -     46,112
- - ---------------------------------------------------------------------------
Balance, March
  27, 1993        28,809,277  288    163,747     55,840    (217)   219,658
Issuance of
  common stock
  under stock
  option plans
  and related
  tax benefit        792,920    8      3,362          -       -      3,370
Payments on
  and forgiveness
  of notes
  receivable from
  stockholders             -    -          -          -      90         90
Issuance of
  common stock
  under stock
  purchase plan      823,045    8      4,307          -       -      4,315
Issuance of
  Class A
  common stock    19,480,000  195    149,148          -       -    149,343
Net loss                   -    -          -   (257,589)      -   (257,589)
- - ---------------------------------------------------------------------------
Balance, March
  26, 1994        49,905,242 $499   $320,564  $(201,749)  $(127)  $119,187
===========================================================================
See accompanying notes.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                  Year ended
- - --------------------------------------------------------------------
                                    March 26,   March 27,  March 28,
                                      1994        1993       1992
- - --------------------------------------------------------------------
Increase (decrease) in cash and
  cash equivalents
Cash flows from operating
  activities:
  Net income (loss)               $(257,589)  $  46,112   $   7,149
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
     Depreciation and
       amortization                  85,865      62,028      55,190
     Forgiveness of notes
       receivable from
       stockholders                      61          74          72
     Change in non-current
       deferred tax
       liabilities                     (934)      1,000           -
     Gain on sale of facility             -           -      (5,500)
     Loss on disposal of
       property, plant
       and equipment                  2,135       2,301       4,920
     Minority interest in
       loss of joint venture              -      (1,023)     (7,187)
     Other, net                           -        (796)          -
     Change in assets and
       liabilities:
       Accounts receivable           49,591     (17,248)    (16,953)
       Inventories                   59,320     (45,740)     21,418
       Prepaid expenses and
         other                        2,739      (6,256)        449
       Accounts payable               7,374      20,020      12,772
       Income taxes payable           2,866      (3,894)      2,077
       Accrued payroll and
         payroll-related
         expenses                    (4,796)     (1,066)      4,894
       Accrued warranty              11,192       1,657      (3,409)
       Accrued special and
         restructuring               21,777           -           -
       Accrued expenses               3,947      12,706       3,922
- - --------------------------------------------------------------------
  Total adjustments                 241,137      23,763      72,665
- - --------------------------------------------------------------------
  Net cash provided by (used
    in) operating activities        (16,452)     69,875      79,814
- - --------------------------------------------------------------------
Cash flows from investing
  activities:
  Proceeds from sale of
    subsidiary, net of costs              -      15,842           -
  Purchase of short-term
    investments                     (74,911)          -           -
  Purchase of property, plant
    and equipment, net              (29,746)    (91,700)    (36,833)
  Proceeds from disposal of
    property, plant and equipment     1,013       1,930      12,969
  Proceeds from sale of facility          -           -       7,600
  Other assets                          (72)     (1,686)       (509)
- - --------------------------------------------------------------------
  Net cash used in investing
    activities                     (103,716)    (75,614)    (16,773)
- - --------------------------------------------------------------------
Cash flows from financing
  activities:
  Proceeds from issuance of debt,
    including short-term borrowings   2,870      79,798       3,006
  Principal payments of debt,
    including capital lease
    obligations                     (30,563)    (30,092)    (35,977)
  Proceeds from issuance of
    Class A common stock            149,343           -           -
  Proceeds from issuance of
    common stock, net of
    issuance of notes
    receivable, stock
    repurchase and tax benefits       7,685      15,193       3,188
  Payments on notes receivable
    from stockholders                    29         305         115
- - --------------------------------------------------------------------
  Net cash provided by (used
    in) financing activities        129,364      65,204     (29,668)
- - --------------------------------------------------------------------
Net change in cash and cash
  equivalents                         9,196      59,465      33,373
Cash and cash equivalents at
  beginning of period               135,324      75,859      42,486
- - --------------------------------------------------------------------
Cash and cash equivalents at end
  of period                       $ 144,520   $ 135,324   $  75,859
====================================================================
See accompanying notes.


Supplemental disclosures of cash flow information:

(In thousands)                               Year ended
- - -------------------------------------------------------------------
                                  March 26,   March 27,   March 28,
                                     1994        1993        1992
- - -------------------------------------------------------------------
Cash paid (received) during
  the year for:
    Interest                      $  9,985    $  9,250    $ 12,820
    Income taxes                     1,337       4,661         298
    Income tax refunds              (1,824)       (292)     (1,504)
- - -------------------------------------------------------------------

Supplemental information on noncash investing and financing activities:

Capital lease obligations of approximately $122,000, $520,000 and $695,000 were incurred when the Company entered into capitalized leases for new equipment in fiscal years 1994, 1993 and 1992, respectively.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The consolidated financial statements include the accounts of Maxtor Corporation (Maxtor or the Company) and its wholly owned subsidiaries, after elimination of all intercompany accounts and transactions. The consolidated financial statements also include the accounts of Maxoptix Corporation (Maxoptix), a majority owned joint venture (see Note 2). In connection with the sale of the assets of SDI, Maxtor acquired a 32.8% interest in the company formed for the purpose of purchasing the net assets of SDI. Maxtor accounts for its investment under the equity method (see Note 2).

Cash and cash equivalents
The Company considers all highly liquid instruments, which are purchased with a maturity of three months or less, to be cash equivalents. Cash equivalents are stated at cost, which approximates market. A substantial portion of the Company's cash and cash equivalents is held by foreign subsidiaries and is generally in U.S. dollar-denominated holdings. Certain amounts held by foreign subsidiaries would be subject to U.S. income taxation should repatriation to the United States to meet domestic cash needs become necessary (see Note 8).

Fair value of financial instruments
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents
The carrying value reported in the Company's balance sheet as cash and cash equivalents approximates its fair value.

Short-term investments
The carrying value reported in the Company's balance sheet as short-term investments approximates its fair value.

Note receivable
The carrying value of the note receivable, which is classified in other assets on the Company's balance sheet, approximates its fair value.

Short and long-term debt
The fair value of the Company's fixed rate debt is estimated based on the current rates offered to the Company for similar debt instruments of the same remaining maturities. The fair value of the Company's variable rate debt approximates its carrying value as these instruments are repriced frequently at market rates.

Convertible subordinated debentures
The fair value of the Company's convertible subordinated debentures is based on the quoted market price at March 26, 1994.

Foreign currency contracts
The fair value of foreign currency contracts used for hedging purposes is estimated based on the quoted market price at the end of the quarter.

The carrying value and fair values of the Company's financial instruments at March 26, 1994, are as follows:

(In thousands)                       Carrying Value   Fair Value
- - -----------------------------------------------------------------
Cash and cash equivalents               $  144,520    $  144,520
Short-term investments                      74,911        74,911
Note receivable                              4,000         4,000

Short and long-term debt
    -fixed rate                              7,405         7,350
    -variable rate                          33,368        33,368
Convertible subordinated debentures        100,000        66,000

Foreign currency contracts                       -             2
- - -----------------------------------------------------------------

Accounting for certain investments in debt and equity securities
The Company considers all highly liquid instruments, which are purchased with a maturity between three and twelve months, to be short-term investments. The Company is required to adopt Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), on or before the end of the first quarter of fiscal year 1995. SFAS No. 115 superseded Statement of Financial Accounting Standards No. 12, "Accounting for Certain Marketable Securities", and requires unrealized holding gains and losses on securities classified as available-for-sale to be reported as a separate component of stockholders' equity, and unrealized holding gains and losses on securities classified as trading to be reported as earnings. The Company has evaluated the impact of SFAS No. 115 on its financial statements, and believes if SFAS No. 115 were adopted in fiscal year 1994, its impact would have been immaterial to the Company's fiscal year 1994 financial condition and results of operations.

Inventories
Inventories are stated at the lower of cost (computed on a first-in, first-out basis) or market.

Depreciation and amortization
Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the assets, which are generally from three to five years, except for buildings which are depreciated over thirty years. Assets under capital leases and leasehold improvements are amortized over the shorter of the asset life or the remaining lease term. Capital lease amortization is included with depreciation expense.

Revenue recognition & product warranty
Revenue is recognized upon product shipment. Revenue from sales to certain distributors is subject to agreements providing limited rights of return, as well as price protection on unsold merchandise. Accordingly, the Company records reserves upon shipment for estimated returns, exchanges and credits for price protection. The Company also provides for the estimated cost to repair or replace products under warranty at the time of sale.

Off balance sheet risk and concentration of credit risk
The Company's products are sold worldwide to original equipment manufacturers (OEMs) through a direct sales force and to an extensive network of domestic and international industrial distributors, as well as to end users and retail sales outlets via commercial distributors. Concentration of credit risk with respect to the Company's trade receivables is limited by the Company's credit evaluation process and the geographical dispersion of sales transactions, therefore the Company generally requires no collateral from its customers. The Company also has cash equivalent and short-term investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit-worthy.

Foreign exchange gains and losses
The functional currency for all foreign operations is the U.S. dollar. As such, all material foreign exchange gains or losses are included in net income (loss). Approximately $865,000, $659,000 and $2,300,000 of foreign exchange losses were included in net income
(loss) in fiscal years 1994, 1993 and 1992, respectively.

The Company enters into foreign currency forward exchange contracts to reduce the impact of currency fluctuations on monetary asset and liability positions. The cash flows related to gains and losses on these contracts are classified as operating activities in the Consolidated Statements of Cash Flows.

The foreign currency forward exchange contracts described above require the Company to exchange U.S. dollars for foreign currencies at rates agreed to at the inception of the contract. These contracts generally have maturities that do not exceed three months. At March 26, 1994, the Company had approximately $18,026,000 of foreign currency forward exchange contracts outstanding.

Accounting for income taxes
In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.

The Company adopted the provisions of SFAS No. 109 in its financial statements effective March 28, 1993 for fiscal year 1994. The adoption of SFAS No. 109 did not have a material effect on the Company's consolidated financial position or results of operations in fiscal year 1994. Prior years were accounted for under Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" (SFAS No. 96), and have not been restated.

Net income (loss) per share
Net loss per share is based upon the weighted average number of shares of common stock outstanding during fiscal year 1994. For fiscal years 1993 and 1992, net income per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the fiscal year. Common stock equivalents include shares issuable upon the assumed exercise of stock options reflected under the treasury stock method. The convertible subordinated debentures are excluded from the calculation of primary and fully diluted earnings per share as they had an anti-dilutive impact on net income per share in fiscal years 1993 and 1992.

Fiscal  year
The Company maintains a 52/53-week fiscal year cycle. Fiscal years 1994, 1993 and 1992 were each comprised of 52 weeks.


2.  JOINT VENTURE, ACQUISITION AND INVESTMENT IN AFFILIATE

Maxoptix Corporation
In March 1989, the Company entered into an agreement with Kubota Corporation (Kubota), a Japanese company based in Osaka, Japan, to organize a jointly-owned corporation. Maxtor retains a 62% interest, subject to adjustment upon exercise of Maxoptix employee stock options, in the resulting corporation, Maxoptix. Maxoptix is engaged in research, development, manufacturing and marketing of optical storage products.

Effective March 31, 1990, the Company's net investment in Maxoptix was reduced to zero as a result of its share of accumulated losses of Maxoptix. All operating losses incurred by Maxoptix from March 31, 1990 through June 27, 1992 were allocated to the minority interest account and, therefore did not impact Maxtor's net income
(loss). During the second quarter of fiscal year 1993, the minority interest account was reduced to zero. Thereafter, all future operating losses were and will continue to be fully allocated to Maxtor until such time as the total profits of Maxoptix exceed the aggregate accumulated losses fully absorbed by Maxtor. After such time, profits will then be fully allocated to the minority interest account until the total profits of Maxoptix exceed the excess aggregate losses allocated to the minority interest account. In fiscal year 1994, approximately $5,363,000 of Maxoptix losses have been fully allocated to Maxtor.

MiniScribe Acquisition
On June 30, 1990, the Company acquired substantially all of the assets and certain liabilities of MiniScribe from the U.S. Bankruptcy Court. Payment to the bankruptcy court and to receivers for such assets totaled approximately $41,500,000, which consisted of $21,500,000 in cash, 1,423,488 shares of the Company's common stock with an estimated value of approximately $6,932,000 and a note estimated at approximately $13,068,000. The acquisition was accounted for as a purchase.

In fiscal year 1992, the Company repaid $2,500,000 on the note. In addition, in fiscal years 1992 and 1993, the 1,423,488 shares were registered and subsequently sold resulting in proceeds to Standard Chartered Bank of $4,545,000 and $9,510,000 in fiscal years 1992 and 1993, respectively. Adjustments of $5,618,000 and $1,505,000 in fiscal years 1992 and 1993, respectively, were recorded to increase additional paid-in capital to reflect the changes in the fair market value of the shares of common stock.

In October 1992, the Company repaid in full the note of approximately $3,445,000 due to Standard Chartered Bank afterwhich no further obligation existed between the Company and Standard Chartered Bank related to the acquisition of the net assets of MiniScribe. The Company also issued rights to certain of the vendors of MiniScribe's foreign subsidiaries to receive approximately 2 million shares of the Company's common stock at no cost to the vendors. The related shares were issued on March 30, 1992.

Investment in Affiliate
On December 26, 1992, the Company sold the assets and liabilities of its wholly-owned subsidiary, SDI. The consideration received by the Company in connection with the transaction consisted of $17,400,000 in cash, a $4,000,000 three-year subordinated promissory note and a minority interest of 32.8% in the company formed for the purpose of purchasing the assets of SDI. The Company recognized a nominal gain on the transaction. Terms of the note include principal payments due in three equal installments on the first, second, and third anniversary dates, and interest payments due monthly at rates of 8%, 10%, and 12% per annum through the first, second and third anniversary dates, respectively. The terms of the note were amended in fiscal year 1994 to provide for an additional six-month period from the first anniversary date for payment of the first principal installment. If SDI had not been included in the consolidated financial statements during the fiscal years 1993 and 1992, the Company's results of operations would have been as follows:

Year ended                               March 27,      March 28,
(In millions , except percentages          1993            1992
  and per share amounts)
- - --------------------------------------------------------------------

Revenue                                  $ 1,388.2     $   971.8
Gross margin                                 246.2         167.1
  As a percentage of revenue                  17.7%         17.2%
Income from operations                   $    50.3     $    13.7
Net income                                    43.5           8.0
Net income per share  -primary           $     1.38    $     0.30
                      -fully diluted     $     1.38    $     0.27
- - --------------------------------------------------------------------

Maxtor's investment in the company formed for the purpose of purchasing the assets of SDI amounted to $1,095,000 at March 26, 1994. Maxtor's share of the loss of the affiliate was $594,000 and $138,000 in fiscal years 1994 and 1993, respectively.


3.  MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company operates in a single industry segment: the design, manufacture and sale of data storage products. It has a world-wide sales, service and distribution network. The Company markets and sells its products through a direct sales force to OEMs, distributors and other emerging sales channels such as computer specialty retailers and computer superstores. Retail sales started to grow in the first quarter of fiscal year 1994.

During fiscal years 1994 and 1993, one customer accounted for approximately 24% and 14% of the Company's revenue, respectively.
During fiscal year 1992, no customer accounted for more than 10% of the Company's revenue.

The Company had export sales of approximately 43%, 50% and 37% of revenue in fiscal years 1994, 1993 and 1992, respectively. Approximately 35%, 57% and 51% of export sales were to the Far East in fiscal years 1994, 1993 and 1992, respectively. The balance of export sales was primarily to Europe in each of the three fiscal years.

Operations outside the United States consist of manufacturing plants in Singapore and Hong Kong that produce subassemblies and final assemblies for the Company's disk drive products. The geographic breakdown of the Company's activities for each of the three fiscal years in the period ended March 26, 1994 is presented in the following table:

(In thousands)            U.S.      Far East    Eliminations Consolidated
- - ------------------------------------------------------------------------
Fiscal Year 1994
- - ------------------------------------------------------------------------
Revenue from
  unaffiliated customers $1,150,146 $     2,469 $         -  $1,152,615
Transfers between
  geographic locations       75,233   1,169,240  (1,244,473)          -
- - ------------------------------------------------------------------------
Revenue                   1,225,379   1,171,709  (1,244,473)  1,152,615
- - ------------------------------------------------------------------------
Income (loss) from
  operations               (305,824)     57,903           -    (247,921)
- - ------------------------------------------------------------------------
Identifiable assets         470,787     306,574    (284,986)    492,375
- - ------------------------------------------------------------------------

Fiscal Year 1993
- - ------------------------------------------------------------------------
Revenue from
  unaffiliated customers $1,440,737  $    1,809 $         -  $1,442,546
Transfers between
  geographic locations       81,412   1,265,548  (1,346,960)          -
- - ------------------------------------------------------------------------
Revenue                   1,522,149   1,267,357  (1,346,960)  1,442,546
- - ------------------------------------------------------------------------
Income (loss) from
  operations                (55,882)    109,257         593      53,968
- - ------------------------------------------------------------------------
Identifiable assets         619,439     464,697    (505,023)    579,113
- - ------------------------------------------------------------------------

Fiscal Year 1992
- - ------------------------------------------------------------------------
Revenue from
  unaffiliated customers $  873,976  $  163,505 $         -  $1,037,481
Transfers between
  geographic locations       33,633     667,360    (700,993)          -
- - ------------------------------------------------------------------------
Revenue                     907,609     830,865    (700,993)  1,037,481
- - ------------------------------------------------------------------------
Income (loss) from
  operations                (53,218)    101,192     (35,670)     12,304
- - ------------------------------------------------------------------------
Identifiable assets         252,393     380,961    (188,172)    445,182
- - ------------------------------------------------------------------------

Revenue from unaffiliated customers is based on the location of the customer. Transfers between geographic locations are accounted for at amounts that are above cost. Such transfers are eliminated in the consolidated financial statements. Identifiable assets are those assets that can be directly associated with a particular geographic location through acquisition and/or utilization. In determining each of the geographic locations' income (loss) from operations and identifiable assets, the expenses and assets relating to general corporate or headquarter activities are included in the amounts for the geographic locations where they were incurred, acquired or utilized.


4.  LINES OF CREDIT, DEBT AND CAPITAL LEASE OBLIGATIONS

Lines of credit, debt and capital lease obligations consist of the following:

                                          March 26,      March 27,
(In thousands)                              1994           1993
- - --------------------------------------------------------------------
5.75% Convertible Subordinated
  Debentures due March 1, 2012            $100,000       $100,000
Short-term borrowings, interest payable
  at a rate of 1.75% above bank's prime
  rate per annum (6.0% at March 26, 1994)   30,000         33,000
Term loans, principal payable in varying
  monthly, quarterly and semi annual
  installments through October 1996;
  interest payable at rates ranging from
  5.5% to 8.46% per annum; secured by
  equipment                                  3,139         23,834
Term loans, principle payable in varying
  monthly, bi-monthly and quarterly
  installments through December 1996;
  interest payable at rates ranging from
  7.15% to 9.5% per annum; secured by
  equipment                                  7,634         10,729
Capital lease obligations                      775          1,678
- - ------------------------------------------------------------------
                                           141,548        169,241
Less amounts due within one year            34,155         49,373
- - ------------------------------------------------------------------
Due after one year                        $107,393       $119,868
==================================================================

Future aggregate maturities (exclusive of capital lease obligations) are as follows:

Fiscal Year Ending                                (In thousands)
- - ----------------------------------------------------------------
1995                                                 $ 33,729
1996                                                    3,647
1997                                                    2,599
1998                                                      798
1999                                                        -
Later years                                           100,000
- - ---------------------------------------------------------------
Total                                                $140,773
===============================================================

The 5.75% Convertible Subordinated Debentures (Debentures) are convertible at any time prior to maturity, unless previously redeemed, into shares of common stock of the Company at a conversion rate of 25 shares per each $1,000 principal amount of Debentures (equivalent to a conversion price of $40 per share), subject to adjustment in certain events. Interest on the Debentures is payable on March 1 and September 1 of each year. The Debentures, at the option of the Company, are redeemable at 101.725% of the principal amount as of March 26, 1994 and thereafter at prices adjusting to the principal amount on or after March 1, 1997, plus accrued interest. The Debentures are entitled to a sinking fund of $5,000,000 principal amount of Debentures, payable annually beginning March 1, 1998, which is calculated to retire at least 70% of the Debentures prior to maturity. The Debentures are subordinated in right to payment to all senior indebtedness.

In September 1993, the Company replaced its existing secured credit facility and certain equipment term loans and obtained a new secured asset-based revolving line of credit with several banks providing for borrowings of up to $76,000,000 over a two-year term. This revolving line of credit includes sublines for letters of credit and bears interest at various rates. Borrowings under this line of credit are limited to a percentage of eligible receivables. The agreement includes covenants to maintain certain financial ratios and precludes the Company from paying cash dividends. The Company was in compliance with such ratios during the most recent quarter ended March 26, 1994. The balance available for additional borrowings under this line of credit at March 26, 1994 was approximately $9.8 million using the March 26, 1994 borrowing base. As of March 26, 1994, $30.0 million of borrowings and $2.9 million of letters of credit were outstanding. The $30.0 million of borrowings were repaid the first week after fiscal year end.

The Company leases certain equipment under long-term leases. These leases have been accounted for as installment purchases and, accordingly, capitalized costs of $4,317,000 and $4,452,000 have been included in machinery and equipment at March 26, 1994 and March 27, 1993, respectively. Accumulated amortization of the leased equipment amounted to $3,558,000 and $3,153,000 at March 26, 1994 and March 27, 1993, respectively.

The future minimum lease payments under capital lease obligations and the present value of the minimum lease payments as of March 26, 1994 are as follows:

Fiscal Year Ending                                (In thousands)
- - ----------------------------------------------------------------
1995                                                 $  503
1996                                                    263
1997                                                     56
1998                                                     43
- - ----------------------------------------------------------------
Minimum lease payments                                  865
Less amount representing interest                        90
- - ----------------------------------------------------------------
Present value of minimum lease payments              $  775
================================================================

5.  COMMITMENTS AND CONTINGENCIES

The Company leases certain of its principal facilities and certain machinery and equipment under operating lease arrangements. The future minimum annual rental commitments as of March 26, 1994 are as follows:

Fiscal Year Ending                              (In thousands)
- - --------------------------------------------------------------
1995                                               $ 12,136
1996                                                  7,628
1997                                                  2,134
1998                                                    495
1999                                                    486
Later years                                           8,747
- - --------------------------------------------------------------
Total                                              $ 31,626
==============================================================

The above commitments extend through fiscal year 2017. Rental expense was approximately $15,668,000, $12,804,000 and $11,297,000 for fiscal years 1994, 1993 and 1992, respectively.

As part of the acquisition of the MiniScribe business in June 1990, the Company was assigned a patent license agreement between MiniScribe and Rodime plc (Rodime) covering patents related to 3.5-inch disk drives. The Company believes that the assignment was valid; however, Rodime has taken the position that the assignment was invalid and would not in any event cover 3.5-inch drives manufactured and sold by the Company before the acquisition of MiniScribe's assets. In February 1993, Maxtor commenced an action for declaratory relief in the U. S. Bankruptcy Court in Denver, Colorado seeking a judgment that the assignment was valid. Rodime filed a denial and counterclaim for patent infringement. In April 1994, the relevant claims of the Rodime patent at issue in Rodime's counterclaims were declared invalid in litigation between Rodime and another disk drive manufacturer. The Company's litigation with Rodime has been stayed pending Rodime's appeal of the finding of invalidity. Certain other patent infringement claims against the Company have arisen in the course of its business. There is presently no litigation involving such claims, and the Company believes the outcome of these claims will not have a material adverse effect, if any, on the Company's financial position or results of operations.


6.  HYUNDAI INVESTMENT

In August 1993, the Company signed a letter of intent for the creation of a strategic relationship with Hyundai Electronics Industries Co., Ltd. and several related members of the Hyundai Business Group (Hyundai). In September 1993, the Company signed the Stock Purchase Agreement (the Agreement) with Hyundai. Conclusion of the transaction was conditional upon approval of the U.S. and Korean governments, Maxtor stockholders and a number of other conditions. In November 1993, the U.S. government provided all necessary approvals. In December 1993, Maxtor stockholders approved all matters submitted to them regarding the proposed investment. At the end of January 1994, Korean government approval was granted.
The transaction closed on February 3, 1994.

Under the terms of the Agreement, Hyundai invested approximately $150 million in the Company and received approximately 19.5 million shares of Class A common stock, representing a per share price of $7.70, and constituting approximately 40% of the Company's outstanding voting stock at that date. Each share of Class A common stock converts, at the option of the holder, into one share of the Company's common stock, subject to certain adjustments. Further, automatic conversion into shares of the Company's common stock will occur upon the sale or other disposition of Class A common stock to a person or entity other than Hyundai, as defined in the Agreement. The stock issued to Hyundai is a special series of common stock, entitling Hyundai to representation on the Company's Board of Directors proportionate to its share of ownership and certain voting rights. In addition, the Agreement requires the Company's Board of Directors to elect the director designated by Hyundai as Chairman of the Board, which occurred in February 1994. The Agreement also provides that Hyundai may not acquire more than 45% of the Company except in a tender for all outstanding shares or in certain other cases.


7.  STOCKHOLDERS' EQUITY

Stock options

At March 26, 1994, the Company has approximately 2,806,000 shares available for grant under the Fiscal 1985, 1988 and 1992 Stock Option Plans (the Plans). Since inception of the Plans, the Company has reserved 13,800,000 shares of common stock for issuance under the Plans. The Plans generally provide for non-qualified stock options to be granted to eligible employees, consultants, contractors and employee directors of the Company at a price not less than 85% of the fair market value at the date of grant, as determined by the Board of Directors. Under the 1992 Plan, officers and directors of the Company are not eligible for stock option grants. The 1985 Plan also provides for incentive stock options to be granted to key employees at the fair market value at the date of grant, as determined by the Board of Directors.

Options granted under the Plans are generally immediately exercisable, and shares purchased on the exercise thereof are subject to monthly vesting over a one, three or four year period. Shares that are not vested at the date of termination of employment may be repurchased by the Company at the lower of the original purchase price or the fair market value at the time of repurchase. Options granted prior to September 1991 may be exercised within five years from the date of grant and options granted thereafter may be exercised within ten years from the date of grant.

The Company has reserved 250,000 shares of common stock for issuance under the 1986 Outside Directors Stock Option Plan (the 1986 Plan). The 1986 Plan provides for nonqualified stock options to be granted to non-employee directors of the Company at fair market value at the date of grant. Options are exercisable 90 days from the date of grant and vest monthly over a four year period provided the grantee remains in service as a director. Options may be exercised within ten years from the date of grant.

The following table summarizes option activity through March 26, 1994:

                                           Options Outstanding
                                     -------------------------------
(In thousands, except      Shares                Average
share and per share        Available             Price     Aggregate
amounts)                   for Grant   Shares    Per Share    Value
- - --------------------------------------------------------------------
Balance at March 30, 1991  1,114,536   4,248,985  $ 6.08   $ 25,823
Shares reserved            3,525,000           -       -          -
Options granted           (6,195,565)  6,195,565    4.33     26,834
Options exercised                  -    (349,929)   5.63     (1,971)
Options canceled           1,993,529  (1,993,529)   5.56    (11,086)
- - --------------------------------------------------------------------
Balance at March 28, 1992    437,500   8,101,092    4.89     39,600
Shares reserved            1,388,439           -       -          -
Options granted           (1,604,129)  1,604,129   10.92     17,517
Options exercised                  -  (2,075,738)   5.61    (11,636)
Options canceled             808,709    (808,709)   5.65     (4,571)
- - --------------------------------------------------------------------
Balance at March 27, 1993  1,030,519   6,820,774         6.00
40,910
Shares reserved            1,600,000           -       -          -
Options granted           (1,566,031)  1,566,031    6.32      9,891
Options exercised                  -    (792,920)   4.24     (3,365)
Options canceled           1,742,008  (1,742,008)   5.80    (10,104)
- - --------------------------------------------------------------------
Balance at March 26, 1994  2,806,496   5,851,877  $ 6.38   $ 37,332
====================================================================

Of the options outstanding, 2,915,116 were vested as of March 26, 1994. There were no shares outstanding subject to repurchase as of March 26, 1994, March 27, 1993 and March 28, 1992.

Employee Stock Purchase Plan
The Employee Stock Purchase Plan provides that substantially all employees may purchase the Company's common stock at a price equal to 85% of its fair market value on certain specified dates via a payroll deduction plan. The number of shares reserved for future issuance under this Plan totals approximately 1,356,000 shares.

Stockholder's Rights Plan
In January 1988, the Board of Directors adopted a stockholder rights plan which granted to holders of record one stock purchase right per share of common stock which becomes exercisable upon the occurrence of certain triggering events. Such events would include the acquisition of 20% or more of the Company's outstanding shares or the commencement of a tender or exchange offer for 25% or more of the Company's outstanding shares of common stock.

Should a triggering event occur, holders of such rights would be entitled to purchase Maxtor common stock at an exercise price of $50 per share. If the Company is acquired in a merger or other business combination, each right then exercisable will entitle its holder to purchase that number of shares of the acquiring company's common stock that has a market value equal to twice the right's exercise price. If a 20% or greater stockholder acquires the Company through a transaction in which the Company and its common stock survive, or engages in certain self-dealing transactions with the Company, each holder of a right, other than the 20% stockholder, will have the right to receive, upon payment of the exercise price, that number of shares of the Company's common stock having a market value at the time of the transaction equal to two times the exercise price. Such rights do not extend to any holder whose action triggered the rights. The stockholder rights plan was amended effective upon the closing of the transaction with Hyundai to provide for certain provisions applicable to Hyundai.

The rights expire in January 1998 and may be redeemed prior to that time at the option of the Board of Directors for nominal consideration subject to certain time limitations. Until a triggering event occurs, the rights will not trade separately from the related Maxtor common shares.


8.  INCOME TAXES

The provision for income taxes consists of the following:

Year ended                         March 26,   March 27,   March 28,
(In thousands)                        1994        1993        1992
- - --------------------------------------------------------------------
Current
   Federal                         $      -    $ (4,018)   $    179
   State                                  -       1,326           -
   Foreign                            2,798       2,979         966
- - --------------------------------------------------------------------
                                      2,798         287       1,145
Deferred
   Foreign                             (934)      1,000           -
- - --------------------------------------------------------------------
Total                              $  1,864    $  1,287    $  1,145
====================================================================

The provision for income taxes differs from the amount computed by applying the statutory rate of 35% for fiscal year 1994 (34% for fiscal years 1993 and 1992) to income (loss) before income taxes.
The principal reasons for this difference are listed in the following table:

Year ended                         March 26,   March 27,   March 28,
(In thousands)                        1994        1993        1992
- - --------------------------------------------------------------------
Tax at federal statutory rate      $(89,504)   $ 16,116    $  2,820
State income tax, net of
  federal benefit                         -         875           -
Tax costs (savings) from
  foreign operations                (19,281)    (16,035)        966
Benefit of net operating loss
  carryforwards                           -           -      (2,735)
Repatriated foreign earnings
  absorbed by current year losses    74,855           -           -
U.S. loss not providing current
  tax benefit                        14,627       8,064           -
Valuation of temporary differences   18,995      (3,965)         70
Reduction of taxes provided in
  prior years                             -      (4,018)          -
Other                                 2,172         250          24
- - --------------------------------------------------------------------
Total                              $  1,864    $  1,287    $  1,145
====================================================================

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes purposes. The significant components of the Company's deferred tax assets and liabilities under SFAS No. 109 as of March 26, 1994 are as follows:

(In thousands)
- - --------------------------------------------------------------
Deferred tax assets:
Inventory valuation account                        $  10,940
Depreciation                                           9,079
Sales related reserves                                10,842
Net operating loss carryforwards                      59,978
Tax credit carryforwards                               5,963
Accrued special and restructuring                      8,938
Other                                                  3,921
- - --------------------------------------------------------------
Total deferred tax assets                            109,661
Valuation allowance for deferred tax assets           96,847
- - --------------------------------------------------------------
Net deferred tax assets                            $  12,814
==============================================================

Deferred tax liabilities:
Unremitted earnings of certain foreign entities    $  12,814
- - --------------------------------------------------------------
Total deferred tax liabilities                     $  12,814
==============================================================

Total net deferred tax liabilities                 $       -
==============================================================

The change in the valuation allowance was a net increase of $38,252,000 from the effective date of the adoption of SFAS No. 109 on March 27, 1993. Approximately $10,226,000 of the valuation allowance is attributable to stock options, the benefit of which will be credited to additional paid-in capital when realized.

Pretax income from foreign operations was approximately $61,000,000, $110,000,000 and $100,200,000 in fiscal years 1994, 1993 and 1992, respectively. The Company enjoys a tax holiday for its operations in Singapore. This holiday will expire in fiscal year 1998. The net impact of this tax holiday was to increase net income by approximately $15,000,000 in fiscal year 1994, $28,000,000 in fiscal year 1993 and $30,600,000 in fiscal year 1992. This equates to $0.47, $0.89 and $1.05 per share fully diluted, for fiscal years 1994, 1993 and 1992, respectively. At March 26, 1994, accumulated earnings of approximately $30,000,000 are intended to be permanently reinvested outside of the United States and no tax has been provided on these earnings. Repatriation of these earnings would result in no additional taxes.

At March 26, 1994, for federal income tax purposes, the Company had net operating loss carryforwards of $171,000,000 which will expire beginning in fiscal year 1997 and tax credit carryforwards of approximately $6,000,000 which will expire beginning in fiscal year 1995. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. The Company determined it has undergone such an ownership change. Consequently, utilization of approximately $147,000,000 of net operating loss carryforwards and the deduction equivalent of approximately $6,000,000 of tax credit carryforwards will be limited to approximately $12,000,000 per year.

The Company has reached settlement of certain issues with the Internal Revenue Service. As a result of this settlement, the Company's fiscal year 1993 provision for income taxes reflects a $4,000,000 reduction of taxes provided in prior periods.


9.  SPECIAL ITEMS AND RESTRUCTURING

During fiscal year 1994, the Company experienced significant production delays with certain product lines as a result of both design and vendor problems. Due to continuing production and sales issues, the Company assessed its competitive position during the third quarter of fiscal year 1994 and determined that it was unable to bring to market profitable successor products to certain existing products. The Company therefore decided to discontinue certain products and manufacturing activities, and recorded special charges amounting to $68.9 million in cost of revenue in the third quarter of fiscal year 1994. The charges consist of estimated costs associated with the termination of certain products, a reduction in manufacturing capacity, write downs of inventory and equipment that were no longer productive, and related future commitments to third parties. The charges are comprised of approximately $45.4 million of inventory-related expenses, approximately $19.8 million of equipment-related expenses, and approximately $3.7 million of other associated expenses. The Company anticipates that the net expenditure of approximately $7.5 million of cash will be required during the first nine months of fiscal year 1995 to fund the expenses accrued. Such expenditures are expected to be funded by cash flow from operations and capital infusions. As of March 26, 1994, current liabilities included accruals related to these special charges totaling approximately $24.0 million.

The decisions described above reduced the scope of the Company's product and manufacturing activities and, as a result, the Company then initiated a restructuring plan which provides for the consolidation and streamlining of certain operations and administration. The Company recorded a restructuring charge of $19.5 million in the third quarter of fiscal year 1994 related to these activities, which are expected to be completed within the twelve-month period from the date of the charge. The plan provides for a worldwide headcount reduction of approximately 500 employees, which was substantially completed during February 1994. The Company's research and development activities will be consolidated at its Longmont, Colorado facilities, which will eliminate the need for certain facilities in San Jose, California. In addition, the Company's actions will eliminate the need for certain manufacturing facilities in Singapore. The charge consists of approximately $11.8 million in estimated costs related to the worldwide reduction in headcount and approximately $7.7 million associated with facility consolidations, including lease and other obligations on certain facility leases, none of which extend beyond calendar year 1994.
The Company anticipates that these restructuring actions will require the expenditure of approximately $9.0 million of cash during the first nine months of fiscal year 1995, which are expected to be funded by cash flow from operations and capital infusions. As of March 26, 1994, approximately $9.0 million of the $19.5 million charge remained in current liabilities. As a result of these activities, the Company has eliminated an estimated $9.0 million per quarter of operating costs, beginning with the quarter ended March 26, 1994.

Fiscal year 1993 consolidated income from operations includes non recurring revenue of approximately $10.0 and $6.1 million recognized in the first and third quarters of fiscal year 1993, respectively, which was primarily related to certain royalty and licensing agreements.

Fiscal year 1992 consolidated income from operations includes a net pretax gain of approximately $6.5 million which is comprised of non recurring revenue and other special gains offset by certain special charges. Non recurring revenue of approximately $8.0 million was recognized in the fourth quarter from patent cross license fees and the gain on sale of certain manufacturing rights and assets. In addition, a net gain of approximately $5.5 million was recorded against cost of revenue in the third quarter from the sale of the Company's Penang, Malaysia headstack assembly operation. Special charges totaling approximately $7.0 million were recorded in the first half of fiscal year 1992 to cost of revenue and selling, general and administrative expenses for write-downs of obsolete and excess assets, costs to consolidate certain facilities and functions, and other charges.



REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Maxtor Corporation

We have audited the accompanying consolidated balance sheets of Maxtor Corporation as of March 26, 1994 and March 27, 1993, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the three fiscal years in the period ended March 26, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxtor Corporation at March 26, 1994 and March 27, 1993, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 26, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




San Jose, California
April 22, 1994
                                                 /s/ ERNST & YOUNG
                                                 -----------------
                                                    ERNST & YOUNG



Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable



PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company and their ages as of June 3, 1994 are as follows:

   Name                    Age   Position with the Company
   ----                    ---   -------------------------

   Mong Hun Chung           45   Chairman of the Board
   Laurence R. Hootnick *   52   President, Chief Executive
                                  Officer and Director
   In Baik Jeon             46   Vice President, Strategic
                                  Development and Director
   J. Larry Smart           46   Executive Vice President and
                                  Chief Operating Officer
   Walter D. Amaral         42   Vice President, Finance and
                                  Chief Financial Officer
   Mark Chandler            38   Vice President, Corporate
                                  Development, General Counsel
                                  and Secretary
   Gary Galusha             49   Vice President, Worldwide Sales
   William M. Hake          41   Vice President, Product Management
   Skip Kilsdonk            50   Vice President, Strategic Planning
   Gregory M. Gallo         52   Director
   Charles Hill             58   Director
   James M. McCoy           47   Director
   Juan A. Rodriguez        53   Director
   Dr. Chong Sup Park       46   Director


* On June 15, 1994, Laurence R. Hootnick announced he will resign as President, Chief Executive Officer and Director effective upon completion of the Company's annual meeting scheduled on August 18, 1994.

   All other information required by this Item related to the directors of the Company is incorporated herein by reference to the Proxy Statement.


   Laurence R. Hootnick joined the Company as President, Chief Executive Officer and a Director in May 1991. Prior to joining the Company, Mr. Hootnick was employed by Intel Corporation (Intel), a semiconductor manufacturer, from 1973 through May 1991. Mr. Hootnick held a variety of management positions while at Intel, most recently President of the Embedded Controller and Memory Group from 1988 to May 1991; General Manager of the Microcomputer Components Group from 1987 to 1988; Senior Vice President, Worldwide Sales and Marketing from 1984 to 1987; and Senior Vice President, Finance and Administration from 1979 to 1984. Mr. Hootnick also serves as a director of Network General Corporation and Net Manage, Inc.

   J. Larry Smart joined the Company as Executive Vice President and Chief Operating Officer in March 1994. Prior to joining Maxtor, Mr. Smart was President and Chief Executive Officer of Southwall Technologies Inc., a thin film technology company, and from November 1987 to July 1991, he was a Senior Vice President at SCI Systems, a contract manufacturer. Mr. Smart is also Chairman of the Board of Southwall Technologies, Inc.

   Walter D. Amaral joined the Company as Vice President, Finance and Chief Financial Officer in April 1992. For a period of 15 years prior to joining the Company, Mr. Amaral held various finance and marketing positions at Intel, where most recently he served as Corporate Controller from April 1991 to April 1992.

   Mark Chandler joined Maxtor in July 1988 as Director of Legal Affairs and served as Vice President, General Counsel and Secretary from September 1990 until April 1992. In June 1992, Mr. Chandler rejoined Maxtor as Vice President, Corporate Development. In July 1993, he added the positions of General Counsel and Secretary to his duties. During March - May 1992, he served as Vice President and Managing Director of European Operations of Mission Energy Company.

   Gary Galusha joined the Company as Vice President, North American Sales in July 1990 and has served as Vice President, Worldwide Sales since January 1991. Prior to joining the Company, Mr. Galusha served as the Vice President of U.S. and European Sales and other positions, including service as an officer, at MiniScribe from October 1986 until July 1990, at which time Maxtor purchased the assets of MiniScribe subsequent to MiniScribe's bankruptcy filing.

   William M. Hake has served as the Company's Vice President, Product Management since joining the Company in July 1990. From May 1989 to June 1990, Mr. Hake served as the Vice President of Sales and Marketing at MiniScribe. From July 1985 to July 1990, Mr. Hake held various sales, marketing and product management positions, including service as an officer, at MiniScribe until July 1990, at which time Maxtor purchased the assets of MiniScribe subsequent to MiniScribe's bankruptcy filing.

   Skip Kilsdonk joined the Company as Vice President, Marketing in August 1991 and has served as Vice President, Strategic Planning since January 1994. Prior to joining the Company, Mr. Kilsdonk served as a Senior Product Line Manager at Apple Computer, Inc., a computer manufacturer, from October 1990 to July 1991 and as Vice President of Marketing at SunDisk Corporation, a flash memory corporation, from October 1989 to October 1990. Prior to joining SunDisk Corporation, Mr. Kilsdonk was the President of his own consulting company, Skillstech Associates, from May 1988 to October 1989. Mr. Kilsdonk served as Maxtor's Vice President of Marketing from its inception in 1982 to 1988.


Item 11.  EXECUTIVE COMPENSATION

   The information required by this Item is incorporated herein by reference to the Proxy Statement.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

   The information required by this Item is incorporated herein by reference to the Proxy Statement.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated herein by reference to the Proxy Statement.



PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS
            ON FORM 8-K

(a)  The following documents are filed as part of this report:

    (1) Financial Statements and Financial Statement Schedules -
See Index to Consolidated Financial Statements under Item 8 on page 20 of this report.

    (2) Exhibits
        See Index to Exhibits on pages 57 to 64 hereof.

(b)  Reports on Form 8-K
     None.


                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 22nd day of June, 1994.

                                        MAXTOR CORPORATION
                                           (Registrant)

                                  By  /s/Laurence R. Hootnick
                                      -----------------------
                                        Laurence R. Hootnick
                                        President, Director,
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                       Date
- - ---------                  -----                       ----

/s/ Laurence R. Hootnick   President, Director,        June 22, 1994
- - ------------------------   Chief Executive Officer     -------------
Laurence R. Hootnick

/s/ Walter D. Amaral       Vice President, Finance,    June 22, 1994
- - ------------------------   Chief Financial Officer     -------------
Walter D. Amaral          (Principal Financial Officer)

/s/ Michael M. Cully       Vice President, Finance,    June 22, 1994
- - ------------------------    Corporate Controller       -------------
Michael M. Cully          (Principal Accounting Officer)

/s/ Mong Hun Chung         Chairman of the Board       June 22, 1994
- - ------------------------                               -------------
Mong Hun Chung

/s/ In Baik Jeon           Vice President, Strategic   June 22, 1994
- - ------------------------   Development, Director       -------------
In Baik Jeon

/s/ Gregory M. Gallo       Director                    June 22, 1994
- - ------------------------                               -------------
Gregory M. Gallo

/s/ Charles Hill           Director                    June 22, 1994
- - ------------------------                               -------------
Charles Hill

/s/ James M. McCoy         Director                    June 22, 1994
- - ------------------------                               -------------
James M. McCoy

/s/ Juan A. Rodriguez      Director                    June 22, 1994
- - ------------------------                               -------------
Juan A. Rodriguez

s/ Dr. Chong Sup Park      Director                    June 22, 1994
- - ------------------------                               -------------
Dr. Chong Sup Park


                             MAXTOR CORPORATION

                                SCHEDULE I


                           SHORT-TERM INVESTMENTS

                              (In thousands)


                                                Balance at
Year Ended March 26, 1994                    End of Period  (A)
- - --------------------------------             ------------------

Certificates of Deposit:
- - ------------------------
   RaboBank Netherlands Euro                    $  9,994
   Credit Suisse Yankee                           10,004
   Scotia Bank Euro                               10,020
   Nat Westminister Euro                          10,068
   Societe General Yankee                         10,004
   Hessen-Thuringen Bank Euro                      9,997
                                                ---------
                                                  60,087

Commercial Paper:
- - -----------------
   ATT Capital                                     7,429
   Waste Management                                7,395
                                                ---------
                                                  14,824
                                                ---------
Total Short-Term Investments                    $ 74,911
                                                =========


(A)  Stated at cost which approximates its fair value.


                         MAXTOR CORPORATION

                                                 SCHEDULE II


    AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
       PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

- - -----------------------------------------------------------------
                       Balance at          Collections, Balance
Year Ended             Beginning  Addi-    Repurchases  at End of
 Name of Debtor        of Period  tions    & Forgive-      of
                                              ness       Period
- - -----------------------------------------------------------------

Year Ended
  March 28, 1992:
 S. Kitrosser (note 1) $ 72,756   $291,021   $ 72,756   $291,021
 J. Miller (note 1)     114,576          -    114,576          -
 J. Seaver (note 1)     114,176          -          -    114,176
                       --------   --------   --------   --------
Total                  $301,508   $291,021   $187,332   $405,197
                       ========   ========   ========   ========

Year Ended
  March 27, 1993:
 S. Kitrosser (note 1) $291,021   $      -   $291,021   $      -
 J. Seaver (note 1)     114,176          -     85,632     28,544
 J. McCoy (note 2)            -    166,273          -    166,273
 T. Burniece (note 3)         -    300,000    300,000          -
 P. Roboostoff (note 4)       -    114,000     19,625     94,375
                       --------   --------   --------   --------
Total                  $405,197   $580,273   $696,278   $289,192
                       ========   ========   ========   ========

Year Ended
  March 26, 1994:
 J. Seaver (note 1)    $ 28,544   $      -   $ 28,544   $      -
 J. McCoy (note 2)      166,273          -     41,568    124,705
 P. Roboostoff (note 4)  94,375          -     94,375          -
 R. Wilmer (note 5)           -    150,000          -    150,000
 M. Chandler (note 6)         -    100,000          -    100,000
                       --------   --------   --------   --------
Total                  $289,192   $250,000   $164,487   $374,705
                       ========   ========   ========   ========


NOTES:

The Company has granted stock options to certain of its officers pursuant to the 1985 and 1988 Stock Option Plans to purchase shares of common stock at prices equal to the fair market value at the date of grant. The following conditions apply to certain of these stock options: a) the options are nonqualified and are exercisable at various dates commencing in October 1986, pursuant to payment by promissory notes equal to 100% of the exercise price; b) these notes bear interest rates between 5.98% and 9.00% with principal and interest payable in four equal annual installments; c) the notes are forgiven over specific periods of time based upon the years of service completed with the Company following exercise of the options; and, d) additions represent promissory notes for options exercised under the 1985 and 1988 Plans including the certain options referred to above.

1) These promissory notes were issued in exchange for the issuance of common stock to S. Kitrosser, J. Miller and J. Seaver. In May 1991, when J. Miller terminated his employment with the Company, he repaid the full principle amount of the note, $114,576. Amounts forgiven for S. Kitrosser amounted to $72,756 and $72,755 in fiscal years 1992 and 1993, respectively. In February 1993, S. Kitrosser's note was repaid as part of his termination agreement with the Company; principle and interest amounted to $219,820. J. Seaver repaid $85,632 of his note in fiscal 1993 and the remaining balance of $31,127 in March 1994, including principle and interest.

2) This promissory note was issued in exchange for the issuance of common stock to J. McCoy in September 1992. The note bears interest at a rate of 5.98% per annum. The note was issued under the 1985 Stock Option Plan and the principle and interest will be forgiven in four equal installments commencing on the first anniversary date of the note, provided that J. McCoy is an employee of the Company on that date. The amount forgiven in fiscal year 1994 amounted to $41,568. The note is secured by a pledge of shares of the Company's common stock.

3) This promissory note was delivered to the Company in November 1992 by T. Burniece in order for him to finance the purchase of his personal residence. The annual interest rate on the loan was 7% with principle and interest payable in full on February 28, 1993. On December 15, 1992, T. Burniece repaid the entire amount of principle and interest due on his loan which amounted to $301,225.

4) This promissory note was delivered to the Company in December 1992 by P. Roboostoff. The annual interest rate on the loan is
5%. As originally required under the terms of the note, P. Roboostoff made a partial payment towards interest and principle of $20,000 prior to February 15, 1993. The balance of the note and accrued interest was payable in equal semi-annual installments commencing March 15, 1993 and was fully due and payable on May 2, 1997. In September 1993, the principle balance due of $94,375 was forgiven for P. Roboostoff.

5) This promissory note was delivered to the Company in May 1993 by R. Wilmer, and was subsequently amended by the Company in January 1994. The annual interest rate on the loan is 6%. The amendment stipulates that the principle portion of the note will be forgiven at a rate of $25,000, plus accrued interest, on the last day of each full calendar quarter commencing with the first calendar quarter of 1994 ending March 30, 1994, provided R. Wilmer is an employee of the Company on that date. R. Wilmer left the Company in February 1994. According to the amended promissory note, R. Wilmer will pay the interest due on an annual basis, and will pay the principle in full and the balance of any interest accrued thereon on May 28, 1998. The note is secured by certain property owned by R. Wilmer and by a pledge of shares of the Company's common stock.

6) This promissory note was delivered to the Company in November 1993 by M. Chandler. The annual interest rate on the loan is 6% with principle and interest payable in full on November 24, 1994. The note is secured by a pledge of options to purchase shares of the Company's common stock.


                              MAXTOR CORPORATION
                                                            Schedule V

                        PROPERTY, PLANT AND EQUIPMENT (In thousands)

- - -------------------------------------------------------------------------
                            Balance at  Additions  Transfers     Balance
                            Beginning       at        and       at End of
Year Ended  Classification  of Period     Cost    Retirements    Period
- - -------------------------------------------------------------------------
March 28,   Buildings       $  13,984   $     79  $ (5,187)     $   8,876
1992        Machinery and
              equipment       175,408     24,438   (47,576)       152,270
            Furniture and
              fixtures         12,638     10,401    (1,135)        21,904
            Leasehold
              improvements     16,159      2,610    (4,719)        14,050
                            ---------   --------  ---------     ---------
            TOTAL           $ 218,189   $ 37,528  $(58,617)     $ 197,100
                            =========   ========  =========     =========

March 27,   Buildings       $   8,876   $  1,390  $ (1,681)     $   8,585
1993        Machinery and
              equipment       152,270     78,957   (27,137)       204,090
            Furniture and
              fixtures         21,904      6,462    (9,152)        19,214
            Leasehold
              improvements     14,050      5,411    (1,521)        17,940
                            ---------   --------  ---------     ---------
            TOTAL           $ 197,100   $ 92,220  $(39,491)<F1> $ 249,829
                            =========   ========  =========     =========

March 26,   Buildings       $   8,585   $ 12,944  $   (142)     $  21,387
1994        Machinery and
              equipment       204,090     14,107   (22,377)       195,820
            Furniture and
              fixtures         19,214      1,318    (2,337)        18,195
            Leasehold
              improvements     17,940      1,377    (1,811)        17,506
                            ---------   --------  ---------     ---------
            TOTAL           $ 249,829   $ 29,746  $(26,667)     $ 252,908
                            =========   ========  =========     =========

<F1>  Includes property, plant and equipment disposed of in connection with the sale of the assets of Maxtor's wholly-owned subsidiary, Storage Dimensions, Inc., in December 1992.

                              MAXTOR CORPORATION
                                                            Schedule VI

                    ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                   PROPERTY, PLANT, AND EQUIPMENT  (In thousands)

- - ------------------------------------------------------------------------
                            Balance   Additions
                              at      Charged to  Transfers     Balance
                           Beginning  Costs and      and       at End of
Year Ended Classification  of Period   Expenses  Retirements    Period
- - ------------------------------------------------------------------------
March 28,  Buildings      $    1,648  $     696  $   (243)     $   2,101
  1992     Machinery and
             equipment        76,759     38,313   (36,374)        78,698
           Furniture and
             fixtures          5,512      8,261      (853)        12,920
           Leasehold
             improvements      7,019      4,461    (3,258)         8,222
                          ----------  ---------  ---------     ---------
           TOTAL          $   90,938  $  51,731  $(40,728)     $ 101,941
                          ==========  =========  =========     =========

March 27,  Buildings      $    2,101  $     770  $   (107)     $   2,764
  1993     Machinery and
             equipment        78,698     49,288   (23,172)       104,814
           Furniture and
             fixtures         12,920      6,045    (6,730)        12,235
           Leasehold
             improvements      8,222      3,728    (1,050)        10,900
                          ----------  ---------  ---------     ---------
           TOTAL          $  101,941  $  59,831  $(31,059)<F1> $ 130,713
                          ==========  =========  =========     =========

March 26,  Buildings      $    2,764  $   1,636  $    (50)     $   4,350
  1994     Machinery and
             equipment       104,814     75,441   (20,762)       159,493
           Furniture and
             fixtures         12,235      3,413    (1,543)        14,105
           Leasehold
             improvements     10,900      4,066    (1,164)        13,802
                          ----------  ---------  ---------     ---------
           TOTAL          $  130,713  $  84,556  $(23,519)     $ 191,750
                          ==========  =========  =========     =========

<F1>  Includes property, plant and equipment disposed of in connection with the sale of the assets of Maxtor's wholly-owned subsidiary, Storage Dimensions, Inc., in December 1992.

                            MAXTOR CORPORATION

                                                 SCHEDULE VIII


                    VALUATION AND QUALIFYING ACCOUNTS

                           (In thousands)


                     Allowance for Doubtful Accounts
- - -----------------------------------------------------------------
                             Additions
                Balance at   Charged to               Balance at
                Beginning    Costs and    Deductions   End of
Year Ended      of Period    Expenses(1)               Period
- - -----------------------------------------------------------------

March 28, 1992   $  3,679    $  6,915     $  5,694    $  4,900

March 27, 1993   $  4,900    $  2,708     $  3,418    $  4,190

March 26, 1994   $  4,190    $    253     $    790    $  3,653

(1)  Uncollectible accounts written off, net of recoveries.



                           MAXTOR CORPORATION

                                               SCHEDULE IX


                          SHORT-TERM BORROWINGS

                              (In thousands)


                                      Year Ended
- - ------------------------------------------------------------
                           March 26,   March 27,   March 28,
                             1994        1993        1992
- - ------------------------------------------------------------

Short-Term Borrowings:

   Balance at end of year  $ 30,000    $ 33,000    $      -

   Weighted average
     interest rate
     at end of year           7.75%        6.5%           -

   Maximum amount
     outstanding at
     any month end         $ 64,842    $ 33,000    $ 43,035

   Average amount
     outstanding during
     the year (1)          $ 21,002    $  2,750    $ 14,690

   Weighted average
     interest rate
     during the year (2)      4.43%       5.85%      11.00%


Short-term borrowings represent obligations payable under line of credit
agreements.   Borrowings are arranged on an as-needed basis  at  various terms.

(1) The average amount outstanding during the year was computed by averaging the month-end balances during the year.

(2) The weighted average interest rate during the year was computed by dividing the average actual interest incurred by the average amount outstanding during the year.


                        INDEX TO EXHIBITS

Exhibit No.  Description                                   Sequentially
                                                          Numbered Pages
- - -----------  ----------------------------------------     --------------
3.1    (6)   Certificate of Incorporation

3.2    (8)   Certificate of Amendment of Certificate
            of Incorporation of Maxtor
            Corporation,dated December 23, 1987

3.3    (8)   By-Laws as amended July 21, 1987

3.4    (21)  Amended and Restated By-Laws of Maxtor
            Corporation, A Delaware Company,
            effective February 3, 1994

3.5    (21)  Restated Certificate of Incorporation of
            Maxtor Corporation effective February 3,
            1994

4.1    (3)   Form of Certificate of Shares of
            Registrant's Common Stock

4.2    (7)   Maxtor Corporation Rights Plan

4.3          Amendment to Rights Agreement between              65 - 68
             Registrant and the First National Bank of
            Boston, dated September 10, 1993

10.1   (1)   Omnilease Corporation Master Lease
            Agreement No. 300362, dated as of January
            14, 1983 and addenda thereof

10.2   (1)   Lease Agreement between Orchard
            Investment Company No. 801, formerly
            Nelo, a California general partnership
            and Registrant, dated March 23, 1984

10.3   (1)   Lease Commitment between Walter E. Heller
            & Company and Registrant, dated as of
            March 11, 1985

10.4   (1)   Stock Purchase Agreement between Steven
            P. Kitrosser and Registrant, dated May
            21, 1985

10.5   (1)   Stock Purchase Agreement between James
            McCoy and Registrant, dated May 21, 1985

10.6   (1)   Equipment Lease Agreement between Pacific
            Western (formerly Pacific Valley) Bank
            and Registrant, dated June 26, 1985

10.7   (1)   Continuing Guaranty between Maxtor
            Singapore Limited and Bank of America
            N.T. & S.A., dated July 27, 1985

10.8   (9)   Lease Agreement between John Arrillaga,
            Separate Property Trust, Richard T.
            Perry, Separate Property Trust and
            Registrant, dated August 27, 1986

10.9   (3)   Marketing and Distribution Agreement
            between Ricoh Company, Ltd. and
            Registrant, dated October 14, 1986

10.10  (3)   Land Lease Agreement between Housing and
            Development Board, Singapore and Maxtor
            Singapore Limited, dated December 22,
            1986

10.11  (3)   Indenture dated February 16, 1987

10.12  (8)   Stock Bonus Plan and Cash Bonus Plan
             between Storage Dimensions, Inc. and
             Registrant dated June 15, 1987

10.13  (8)   Merger Agreement between MAXSUB II, Inc.,
            and Storage Dimensions, Inc. dated
            October 26, 1987

10.14  (3)   1986 Outside Directors' Stock Option Plan

10.15  (3)   Commitment from Union Bank to Registrant
            regarding letters of credit for the
            benefit of the officers and directors of the Registrant

10.16  (4)   Agreement and Plan of Reorganization

10.17  (9)   Revised Equipment Lease Agreement between
            Capital Associates International, Inc.
            and Registrant, dated September 28, 1988

10.18  (9)   Credit Agreement between Bank of America
            National Trust and Savings Association
            and Registrant, dated October 18, 1988

10.19  (9)   Equipment Lease Agreement between Pitney
            Bowes Credit Corporation and Registrant, dated November 2, 1988

10.20  (9)   Equipment Lease Agreement between Concord
            Leasing (Asia) Pte Ltd. and Maxtor
            Singapore, Limited, dated November 16,
            1988

10.21  (9)   Lease Agreement between Maxtor Singapore,
            Limited and Jurong Town Corporation,
            dated November 16, 1988

10.22  (9)   Lease Agreement between Greylands
            Business Park Phase II and Storage
            Dimensions, Inc., dated December 14, 1988

10.23  (8)   Stock Purchase Agreement among
            Registrant, Storage Dimensions, Inc.,
            David A. Eeg, Gene E. Bowles, Jr., David
            P. Williams and David Lance Robinson

10.24  (8)   Fiscal 1988 Stock Option Plan

10.25  (8)   Employee Stock Purchase Plan

10.26  (8)   Dual Currency Loan Agreement between
            Maxtor Singapore Limited, Maxtor
            Delaware, Maxtor California and American
            Express Bank Limited

10.27  (8)   Amended and Restated Fiscal 1985 Stock
            Option Plan, including the Immediately
            Exercisable Incentive Stock Option
            Agreement and the Immediately Exercisable
            Nonqualified Stock Option Agreement

10.28  (9)   Loan Agreement between Probo Pacific Pte
            Ltd. and Maxtor Singapore Limited, dated
            March 20, 1989

10.29  (9)   Loan Agreement between Concord Leasing
            (Asia) Pte, Ltd. and Maxtor Singapore
            Limited, dated April 14, 1989

10.30  (10)  Product Discontinuance Agreement between
            Matsushita Communication Industrial Co.,
            Ltd. (MCI) and Registrant, dated August
            23, 1989

10.31  (10)  Equipment Lease Agreement between Capital
            Associates International, Inc. and
            Registrant, dated October 17, 1989

10.32  (10)  Maxoptix Corporation 1989 Stock Option
            Plan

10.33  (9)   Forms for Promissory Note and Amended and
            Restated Promissory Note

10.34  (10)  Amended and Restated Credit Agreement
            between Bank of America National Trust
            and Savings Association and Registrant,
            dated January 31, 1990

10.35  (10)  Amendment to Lease Agreement between
            Orchard Investment Company No. 801,
            formerly Nelo, a California general
            partnership, and Registrant, dated
            February 15, 1990

10.36  (10)  Sublease Agreement between RACAL-VADIC, a
            Division of Racal Data Communications,
            Inc. ("Sublessor"), and Storage
            Dimensions, Inc. ("Sublessee"), dated
            February 16, 1990

10.37  (10)  Collateral Sharing and Subordination
            Agreement between Registrant and Standard
            Chartered Bank, dated April 5, 1990

10.38  (10)  Loan and Security Agreement between
             Registrant and MiniScribe Corporation,
             dated April 5, 1990

10.39  (11)  Agreement for the Sale and Purchase of
            Shares in Tratford Pte. Ltd. between the
            Registrant, MiniScribe Peripherals (Pte)
            Ltd. and certain Individuals, dated May
            8, 1990

10.40  (11)  Agreement for the Sale and Purchase of
            Shares in Silkmount Limited between
            MaxSub Corporation, Silkmount Limited and certain Individuals, dated May 18, 1990

10.41  (11)  Assignment of Debt between Registrant,
            MiniScribe (Hong Kong) Limited and
            certain Individuals, dated May 18, 1990

10.42  (10)  Asset Purchase Agreement between
            Registrant, MiniScribe Corporation and
            Standard Chartered Bank, dated May 30,
            1990

10.43  (14)  License Agreement with Rodime PLC, dated
            December 8, 1987 assigned to Registrant
            on June 29, 1990

10.44  (14)  Patent Cross License Agreement with IBM
            dated October 1, 1984 assigned to
            Registrant effective June 30, 1990

10.45  (14)  Lease Agreement between MiniScribe
            Corporation and 345 Partnership dated
            June 6, 1990, assigned to the Registrant effective June 30, 1990

10.46  (14)  Lease Agreement between Maxtor Colorado
            and Pratt Partnership (Lot 1A), dated
            July 5, 1990

10.47  (14)  Lease Agreement between Maxtor Colorado
            and Pratt Partnership (Lot 1C), dated
            July 5, 1990

10.48  (14)  Lease Agreement between Maxtor Colorado
            and Pratt Partnership (Lot 4), dated July
            5, 1990

10.49  (14)  Agreement for the Purchase of Land and
            Improvements between Registrant and
            Nixdorf, dated August 16, 1990

10.50  (15)  Grant Agreement dated 25 October 1990
            between the Industrial Development
            Authority, Maxtor Ireland Limited and
            Registrant

10.51  (12)  Amendment of Agreement between
            Registrant, Maxtor Colorado, Maxtor
            California and Standard Chartered Bank,
            dated November 6, 1990

10.52  (14)  Guarantee for Dastek between Registrant,
            Dastek and Silicon Valley Bank, dated
            November 30, 1990

10.53  (10)  Judgment, William Lubliner vs. Maxtor
            Corporation, James M. McCoy, William J.
            Dobbin, B.J. Cassin, W. Charles Hazel and
            George M. Scalise

10.54  (10)  Settlement Agreement, William Lubliner
            vs. Maxtor Corporation, et al

10.55  (10)  Fiscal 1991 Profit Sharing Plan Document

10.56  (10)  Board of Director Compensation Approved
            for fiscal 1991

10.57  (14)  Resignation Agreement and General Release
            of Claims between Alexander E. Malaccorto
            and the Registrant, dated January 11,
            1991

10.58  (14)  Employment Agreement between James M.
            McCoy and Registrant, dated January 17,
            1991

10.59  (14)  Resignation Agreement and General Release
            of Claims between James N. Miler and the Registrant, dated January 20, 1991

10.60  (14)  Letter Agreement between George Scalise
            and the Registrant, dated February 22,
            1991

10.61  (14)  Resignation Agreement and General Release
            of Claims between Steven Strain and the
            Registrant, dated February 22, 1991

10.62  (14)  Foothill Capital Credit Facility between
            Registrant, certain of its subsidiaries
            and Foothill Capital Corporation, dated
            April 22, 1991

10.63  (14)  Employment Agreement between Laurence
            Hootnick and Registrant, dated May 3,
            1991

10.64  (14)  Employment Agreement between Roger Nordby
             and Registrant, dated May 7, 1991

10.65  (14)  Employment Agreement between Thomas F.
            Burniece and the Registrant, dated May
            12, 1991

10.66  (15)  Amendment of the Registrant's Continuing
            Guarantee in favor of Foothill Capital
            Corporation, dated July 10, 1991

10.67  (15)  Settlement, Resignation and General
            Release of Claims between Registrant and Taroon C. Kamdar, dated August 2, 1991

10.68  (15)  Amendment of Registrant's Continuing
             Guarantee in favor Foothill Capital
             Corporation, dated August 9, 1991

10.69  (15)  Amendment No. 1 to Lease by and between
            John Arrillaga, Trustee, and Richard T.
            Peery, Trustee, and Registrant, dated
            August 23, 1991

10.70  (15)  Amendment of Registrant's Continuing
            Guarantee in favor of Foothill Capital
            Corporation, dated September 20, 1991

10.71  (13)  Amendment of Agreement between
            Registrant, Maxtor Colorado, Maxtor
            California and Standard Chartered Bank,
            dated December 27, 1990, and further
            amended July 26, 1991 and October 4, 1991

10.72  (15)  Lease Agreement between Registrant and
            Devcon Associates 31, dated December 6,
            1991

10.73  (15)  Deed of Partial Discharge and Release
            between Barclays Bank PLC and Maxtor
            Singapore Limited, dated December 19,
            1991

10.74  (15)  Agreement for Purchase and Sale of Assets
            among Registrant, Read-Rite
            International, Read-Rite Corporation and
            Maxtor Singapore Limited, dated November
            14, 1991, and amended December 20, 1991

10.75  (15)  Asset Purchase Agreement among
            Registrant, Storage Dimensions, Inc. and
            USD Acquisition, Inc., dated December 27,
            1991

10.76  (15)  Resignation Agreement and General Release
            of Claims between Registrant and David S.
            Dury, dated January 31, 1992

10.77  (15)  Sublease between Registrant and Hauser
            Chemical Research, Inc., dated March 23,
            1992

10.78  (15)  First Amendment to Lease Agreement
            between PCA San Jose Associates and
            Registrant, dated March 25, 1992

10.79  (15)  Asset Purchase Agreement among
            Registrant, Maxtor Singapore LTD., and
            Sequel, Inc., dated March 12, 1992, and
            amended March 25, 1992

10.80  (5)   Fiscal 1992 Stock Option Plan

10.81  (15)  Form of Indemnity Agreement between the
            Registrant and each of its directors and executive officers

10.82  (15)  Maxtor/Sequel 8K/Panther Subcontract
            Manufacturing and Warranty Services
            Agreement, dated March 23, 1992

10.83  (15)  Maxtor Corporation 1992 Employee Stock
            Purchase Plan

10.84  (15)  Maxtor Corporation 1991 Employee Stock
            Purchase Plan

10.85  (15)  Maxtor Corporation FY'93 Incentive Plan
            Summary

10.86  (15)  Fiscal 1992 Profit Sharing Plan Document

10.87  (17)  Security Agreement between Registrant and
            Chrysler Capital Corporation, dated April
            14, 1992

10.88  (17)  Subordination, Non-Disturbance, Estoppel
            and Attornment Agreement between Loma
            Mortgage USA, Inc. and Registrant, dated
            June 4, 1992

10.89  (17)  Office Lease between Cabot Associates and
            Registrant, dated July 23, 1992

10.90  (17)  Revolving Credit Agreement among
            Registrant, Barclays Bank PLC and The
            First National Bank of Boston, dated as
            of September 9, 1992

10.91  (17)  Security Agreement between Registrant and
            the CIT Group/Equipment Financing, Inc., dated September 18, 1992

10.92  (17)  Deed of Priorities among Maxtor (Hong
            Kong) Limited and Registrant and General
            Electric Capital Corporation, dated
            September 25, 1992

10.93  (17)  Lease among Dares Developments (Woking)
            Limited, Maxtor Europe Limited and
            Registrant, dated October 1992

10.94  (16)  Stock Purchase and Asset Acquisition
            Agreement among David A. Eeg, Gene E.
            Bowles, Jr., CP Acquisition, L.P. No. 4A,
            CP Acquisition, L.P. No. 4B, Capital
            Partners, Inc., FGS, Inc., Registrant,
            Storage Dimensions, Inc. and SDI
            Acquisition Corporation, dated December
            4, 1992

10.95  (17)  Loan and Security Agreement between
            Registrant and Household Bank, f.s.b.,
            dated December 11, 1992

10.96  (17)  Global Master Rental Agreement between
            Comdisco, Inc. and Registrant, dated
            December 16, 1992

10.97  (17)  Amendment No. 1 to Lease between Devcon
            Associates 31 and Registrant, dated
            December 21, 1992

10.98  (17)  Continuing Guaranty among Maxtor
            Peripherals (S) Pte., Ltd., Barclays Bank
            PLC and Registrant, dated January 26,
            1993

10.99  (17)  Amendment No. 2 to Lease between Devcon
            Associates 31 and Registrant, dated
            February 1, 1993

10.100 (17)  Instrument of Resignation, Appointment
            and Acceptance among Registrant, The
            First National Bank of Boston and Bank of
            America National Trust and Savings, dated as of March 22, 1993

10.101 (17)  Waiver and First Amendment to Credit
            Agreement among Registrant, Barclays Bank
            PLC and the First National Bank of
            Boston, dated as of April 16, 1993

10.102 (17)  Waiver and First Amendment to Continuing
            Guaranty Among Registrant, Barclays Bank
            PLC and the Lenders dated as of April 19,
            1993

10.103 (17)  Security Agreement between Registrant and
            Barclays Bank PLC, dated April 16, 1993

10.104 (17)  Lease Agreement between Registrant and
            Pratt Partnership, dated April 30, 1993

10.105 (17)  Agreement for Stock Transfer Services
            between Registrant and The First National
            Bank of Boston, dated May 6, 1993

10.106 (17)  Maxtor Corporation CY93 Profit Sharing
            Plan

10.107 (17)  Maxtor Corporation Management Incentive
            Plan for CY93

10.108 (18)  Production Agreement between
            International Business Machines
            Corporation and Registrant, dated July
            27, 1993 (with certain information
            deleted and indicated by blackout text)

10.109 (19)  Letter of Intent between Registrant and
            Hyundai Electronics Co., Ltd., dated
            August 18, 1993

10.110 (20)  Financing Agreement between Registrant
            and The CIT Group/Business Credit, Inc., dated September 16, 1993

10.111 (21)  Form Letter Agreement between Registrant
            and all of its named executive officers, except Laurence Hootnick, dated November
            17, 1993

10.112 (21)  Waiver to Financing Agreement among
            Registrant and The CIT Group/Business
            Credit, Inc., dated January 12, 1994

10.113 (21)  Stock Purchase Agreement between
            Registrant and Hyundai Electronics
            Industries Co., Ltd., Hyundai Heavy
            Industries Co., Ltd., Hyundai
            Corporation, and Hyundai Merchant Marine
            Co., Ltd., dated September 10, 1993

10.114       Confidential Resignation Agreement and             69 - 73
            General Release of Claims between
            Registrant and Thomas F. Burniece III,
            dated February 4, 1994

10.115       License Agreement between Registrant and           74 - 78
             MiniStor Peripherals Corporation, dated
            February 23, 1994

10.116       Confidential Resignation Agreement and             79 - 82
            General Release of Claims between
            Registrant and John P. Livingston, dated
            April 8, 1994

10.117       Tenancy Agreement between Barinet Company          83 - 110
            Limited and Maxtor (Hong Kong) Limited,
            dated April 26, 1994

11.1         Computation of Net Income (Loss) Per Share         111 - 112

22.1         Subsidiaries of Maxtor Corporation,
             Incorporated in Delaware ("Maxtor")                113 - 114

24.1         Consent of Ernst & Young, Independent
             Auditors                                           115 - 116



- - -------------------------------------------------------------------
(1) Incorporated by reference to exhibits to Registration Statement No. 2-98568 effective
      August 7, 1985
(2) Incorporated by reference to exhibits to Registration Statement No. 33-4092 effective
      April 2, 1986
(3) Incorporated by reference to exhibits to Registration Statement No. 33-12123 effective
      February 26, 1987
(4) Incorporated by reference to exhibits to Registration Statement No. 33-12768 effective
      April 23, 1987
(5) Incorporated by reference to exhibits to Registration Statement No. 33-43172 effective
      October 7, 1992
(6) Incorporated by reference to exhibits to Registration Statement No. 33-8607 effective
      September 10, 1986
(7) Incorporated by reference to exhibits to report on Form 8-K effective February 8, 1988
(8)   Incorporated by reference to exhibits to Annual
      Report on Form 10-K effective June 24, 1988
(9)   Incorporated by reference to exhibits to Annual
      Report on Form 10-K effective June 24, 1989
(10)  Incorporated by reference to exhibits to Annual
      Report on Form 10-K effective June 1, 1990
(11)  Incorporated by reference to exhibits of Form 8-
      K filed July 13, 1990
(12)  Incorporated by reference to exhibits of Form 8
     filed November 13, 1990
(13)  Incorporated by reference to exhibits of Form 8
      filed January 8, 1991
(14)  Incorporated by reference to exhibits to Annual
      Report on Form 10-K effective July 15, 1991
(15)  Incorporated by reference to exhibits to Annual
      Report on Form 10-K effective June 25, 1992
(16)  Incorporated by reference to exhibits of Form 8-
      K filed January 8, 1993
(17)  Incorporated by reference to exhibits to Annual
      Report on Form 10-K effective May 27, 1993
(18)  Incorporated by reference to exhibits of Form 10-
      Q filed August 10, 1993
(19)  Incorporated by reference to exhibits of Form 8-
      K filed August 19, 1993
(20)  Incorporated by reference to exhibits of Form 10-
      Q filed November 8, 1993
(21)  Incorporated by reference to exhibits of Form 10-
      Q filed February 7, 1994