Form 10-Q
period 1994-06-25
MAXTOR CORP
filed 1994-08-05
CIK 711039

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549


                                    FORM 10-Q


X    Quarterly report pursuant to Section 13 or 15(d) of the
- - ---  Securities Exchange Act of 1934

For the period ended June 25, 1994.

    Transition report pursuant to Section 13 or 15(d) of the
- - --- Securities Exchange Act of 1934

For the transition period from            to
                               ----------    -----------



Commission File Number 0-14016


                          MAXTOR CORPORATION
          (Exact name of registrant as specified in its charter)

         Delaware                                  770123732
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

211 River Oaks Parkway, San Jose, CA                      95134
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

             X     Yes                                   No

30,855,171 shares of Common Stock and 19,480,000 shares of Class A Common Stock were issued and outstanding as of July 29, 1994

This quarterly report on Form 10-Q contains 38 pages of which this is page number 1.



                          MAXTOR CORPORATION

                              FORM 10-Q

                            June 25, 1994

                                INDEX


Part I.  Financial Information                              Page
- - ------------------------------                              ----


  Item 1.  Consolidated Financial Statements

           Consolidated Statements of Loss -
             Three Months Ended June 25, 1994
             and June 26, 1993                                3

           Consolidated Balance Sheets-
             June 25, 1994 and March 26, 1994                 4-5

           Consolidated Statements of Cash Flows-
             Three Months Ended June 25, 1994
             and June 26, 1993                                6-7

           Notes to Consolidated Financial Statements         7-8


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations    9-15



Part II. Other Information
- - ------------------------------

  Item 1.  Legal Proceedings                                  16

  Item 6.  Exhibits and Reports on Form 8-K                   16



Signature Page                                                17



                   PART   I.    FINANCIAL INFORMATION
                   ----------------------------------


Item 1.  CONSOLIDATED FINANCIAL STATEMENTS


                          MAXTOR CORPORATION
                   CONSOLIDATED STATEMENTS OF LOSS
               (In thousands, except per share amounts)
                             (Unaudited)

                                               Three Months Ended
                                           --------------------------
                                             June 25,       June 26,
                                               1994           1993
                                           -----------    -----------

Revenue                                    $  218,310     $  260,574
Cost of revenue                               194,286        278,583
                                           -----------    -----------
Gross margin                                   24,024        (18,009)

Operating expenses:
   Research and development                    14,036         30,676
   Selling, general and  administrative        21,045         20,575
                                           -----------    -----------
Total operating expenses                       35,081         51,251

Loss from operations                          (11,057)       (69,260)

Interest expense                               (1,971)        (3,099)
Interest income                                 1,439            680
                                           -----------    -----------

Loss before income taxes                      (11,589)       (71,679)
Provision for income taxes                        600            500
                                           -----------    -----------
Net loss                                   $  (12,189)    $  (72,179)
                                           ===========    ===========

Net loss per share                         $    (0.24)    $    (2.50)
                                           ===========    ===========

Shares used in computing net loss per share    49,925         28,887
                                           ===========    ===========


                        See accompanying notes.




                         MAXTOR CORPORATION
                    CONSOLIDATED BALANCE SHEETS
                           (In thousands)

                                            June 25,      March 26,
                                              1994           1994
                                         ------------    ------------
                                          (Unaudited)     (Audited)

ASSETS

Current assets:
   Cash and cash equivalents             $    93,918     $   144,520
   Short-term investments                     92,576          74,911
   Accounts receivable, net of
     allowance for doubtful accounts
     of $4,100 at June 25, 1994 and
     $3,653 at March 26, 1994                 88,001          99,806
   Inventories:
     Raw materials                            56,038          51,419
     Work-in-process                          16,262          19,196
     Finished goods                           25,189          25,408
                                         ------------    ------------
                                              97,489          96,023
Prepaid expenses and other                     6,910           7,936
                                         ------------    ------------
      Total current assets                   378,894         423,196

Property, plant and equipment, at cost:
   Buildings                                  21,387          21,387
   Machinery and equipment                   175,212         195,820
   Furniture and fixtures                     17,524          18,195
   Leasehold improvements                     13,786          17,506
                                         ------------    ------------
                                             227,909         252,908
   Less accumulated depreciation and
     amortization                           (170,388)       (191,750)
                                         ------------    ------------
     Net property, plant and equipment        57,521          61,158
Other assets                                   7,064           8,021
                                         ------------    ------------
                                         $   443,479     $   492,375
                                         ============    ============


                        See accompanying notes.




                         MAXTOR CORPORATION
                    CONSOLIDATED BALANCE SHEETS
         (In thousands, except share and per share amounts)
                            (Continued)


                                            June 25,      March 26,
                                              1994           1994
                                         ------------    ------------
                                          (Unaudited)     (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                 $    30,000     $    30,000
   Accounts payable                          113,072         137,566
   Income taxes payable                        7,622           7,530
   Accrued payroll and payroll-related
     expenses                                 12,450          11,720
   Accrued warranty                           26,226          27,281
   Accrued special and restructuring          10,731          21,777
   Accrued expenses                           25,882          25,700
   Long-term debt and capital lease
     obligations due within one year           3,777           4,155
                                         ------------    ------------
      Total current liabilities              229,760         265,729

Long-term debt and capital lease
   obligations due after one year            106,524         107,393
Deferred tax liabilities                          66              66
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value,
     5,000,000 shares authorized;
     no shares issued or outstanding               -               -
   Class A common stock (convertible),
     $0.01 par value, 19,480,000 shares
     authorized; issued and outstanding:
     June 25, 1994 and March 26, 1994 -
     19,480,000 shares                           195             195
   Common stock, $0.01 par value,
     180,520,000 shares authorized;
     issued and outstanding:
     June 25, 1994 - 30,463,190 shares;
     March 26, 1994 - 30,425,242 shares          304             304
   Additional paid-in capital                320,695         320,564
   Retained earnings (deficit)              (213,938)       (201,749)
                                         ------------    ------------
                                             107,256         119,314
   Less notes receivable from stockholders      (127)           (127)
                                         ------------    ------------
      Total stockholders' equity             107,129         119,187
                                         ------------    ------------
                                         $   443,479     $   492,375
                                         ============    ============


                       See accompanying notes.




                         MAXTOR CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                            (Unaudited)

                                               Three Months Ended
                                           --------------------------
                                             June 25,       June 26,
                                               1994           1993
                                           -----------    -----------
Increase (decrease) in cash and
   cash equivalents
Cash flows from operating activities:
   Net loss                                $  (12,189)    $  (72,179)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization             10,734         20,511
     (Gain) loss on disposal of property,
       plant and equipment                         17             (3)
     Change in assets and liabilities:
       Accounts receivable, net                11,805         46,683
       Inventories                             (1,466)          (371)
       Prepaid expenses and other               1,026          1,048
       Accounts payable                       (24,494)        (3,676)
       Income taxes payable                        92           (216)
       Accrued payroll and payroll-related
         expenses                                 730         (1,698)
       Accrued warranty                        (1,055)          (414)
       Accrued special and restructuring          182              -
       Accrued expenses                       (11,046)         3,163
                                           -----------    -----------
   Total adjustments                          (13,475)        65,027
                                           -----------    -----------
   Net cash used in operating activities      (25,664)        (7,152)

Cash flows from investing activities:
   Purchases of short-term investments        (25,094)             -
   Proceeds from maturity of short-term
     investments                                7,429              -
   Purchase of property, plant and equipment   (5,445)       (11,445)
   Proceeds from disposal of property,
     plant and equipment                          128            241
   Other                                         (818)           219
                                           -----------    -----------
   Net cash used in investing activities      (23,800)       (10,985)

Cash flows from financing activities:
   Proceeds from issuance of short-term
     borrowings, net of payments                    -         (6,000)
   Proceeds from issuance of debt                  59          5,198
   Principal payments on debt                  (1,215)       (12,455)
   Principal payments under capital lease
     obligations                                 (113)          (441)
   Proceeds from issuance of common stock,
     net of notes receivable, stock
     repurchases and tax benefits                 131          2,906
                                           -----------    -----------
   Net cash used in financing activities       (1,138)       (10,792)
                                           -----------    -----------

Net change in cash and cash equivalents       (50,602)       (28,929)

Cash and cash equivalents at beginning
   of period                                  144,520        135,324
                                           -----------    -----------
Cash and cash equivalents at end of period $   93,918     $  106,395
                                           ===========    ===========

                           See accompanying notes

Supplemental disclosures of cash flow information:
(In thousands)                                 Three Months Ended
- - ---------------------------------------------------------------------
                                             June 25,      June 26,
                                               1994          1993
- - ---------------------------------------------------------------------
Cash paid (received) for:                           (Unaudited)
   Interest                                  $   279       $ 1,233
   Income taxes                                  248            62
   Income tax refunds                            (11)            -
- - ---------------------------------------------------------------------


Supplemental information on non-cash investing and financing activities:
Capital lease obligations approximating $22,000 and $72,000 were incurred during the first quarters of fiscal years 1995 and 1994, respectively.




                         MAXTOR CORPORATION
             Notes to Consolidated Financial Statements
                            (Unaudited)

1.   Consolidated financial statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation (Maxtor or the Company), its wholly-owned subsidiaries, and Maxoptix Corporation (Maxoptix), a corporation jointly-owned by Maxtor (62%) and Kubota Corporation of Japan (33%). In connection with the sale of the assets of Storage Dimensions, Inc. (SDI), formerly a wholly-owned subsidiary of the Company, Maxtor acquired a 32.8% interest in the company formed for the purpose of purchasing the net assets of SDI. Maxtor accounts for its investment under the equity method. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended March 26, 1994. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

2.   Short-term borrowings

In September 1993, the Company obtained a secured, asset-based revolving line of credit of $76.0 million. This line of credit provides for borrowings up to $76.0 million based on eligible receivables at various interest rates over a two-year term and is secured by receivables, certain inventories and other assets. The line of credit expires in September 1995. As of June 25, 1994, $30.0 million of borrowings and $2.9 million of letters of credit were outstanding. The $30.0 million of borrowings was fully repaid during the first fiscal week of July 1994. The availability of this line of credit in the future depends on the Company meeting covenants, including certain financial ratios. On June 17, 1994, the Company received an amendment to its line of credit with respect to a certain financial ratio which is measured at the end of each quarter. With such amendment, the Company was in compliance with all financial ratios during the most recent quarter ended June 25, 1994. As noted in "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company does not expect to be profitable during the second quarter of fiscal year 1995. Depending on the magnitude of the quarterly loss, the Company may need to renegotiate its line of credit agreement to be in compliance with all financial ratios for the quarter ended September 24, 1994.

3.   Special & Restructuring

During the third quarter of fiscal year 1994, the Company decided to discontinue certain products and manufacturing activities, and recorded special charges amounting to $68.9 million in cost of revenue. As of June 25, 1994, current liabilities included accruals related to these special charges totaling approximately $13.3 million. The Company anticipates that the net expenditure of approximately $4.4 million of cash will be required during the six-month period ending December 24, 1994 to fund the remaining expenses accrued. Such expenditures are expected to be funded by cash flows from operations and investments.

The decisions described above reduced the scope of the Company's product and manufacturing activities and, as a result, the Company then initiated a restructuring plan which provides for the consolidation and streamlining of certain operations and administration. The Company recorded a restructuring charge of $19.5 million in the third quarter of fiscal year 1994 related to these activities which are expected to be completed within the twelve-month period from the date of the charge. As of June 25, 1994, approximately $5.3 million of the $19.5 million charge remained in current liabilities and is primarily associated with facility consolidations, including lease and other obligations on certain facility leases. The Company anticipates that the completion of restructuring actions will require the expenditure of approximately $5.3 million of cash during the remaining six-month period and is expected to be funded by cash flows from operations and investments.

4.   Net loss per share

Net loss per share is based upon the weighted average number of shares of all classes of common stock outstanding during the quarters ended June 25, 1994 and June 26, 1993.

5.   Contingencies

As part of the acquisition of the MiniScribe business in June 1990, the Company was assigned a patent license agreement between MiniScribe and Rodime plc (Rodime) covering patents related to 3.5-inch disk drives. The Company believes that the assignment was valid; however, Rodime has taken the position that the assignment was invalid and would not in any event cover 3.5-inch drives manufactured and sold by the Company before the acquisition of MiniScribe's assets. In February 1993, Maxtor commenced an action for declaratory relief in the U. S. Bankruptcy Court in Denver, Colorado seeking a judgment that the assignment was valid. Rodime filed a denial and counterclaim for patent infringement. In April 1994, the relevant claims of the Rodime patent at issue in Rodime's counterclaims were declared invalid in litigation between Rodime and another disk drive manufacturer. The Company's litigation with Rodime has been stayed pending Rodime's appeal of the finding of invalidity. Certain other claims, including other patent infringement claims, against the Company have arisen in the course of its business. There is presently no litigation involving such claims, and the Company believes the outcome of these claims and the claim concerning Rodime described above will not have a material adverse effect, if any, on the Company's financial position or results of operations.




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

              (Tabular information: Dollars in millions, except per
               share amounts)

RESULTS OF OPERATIONS

General
Since its inception in 1982, Maxtor Corporation (Maxtor or the Company) has been subject to the highly cyclical nature of the disk drive industry. In fiscal year 1993, as a result of an industry-wide increase in demand and the related stabilization in prices, the Company grew its revenue to over $1.4 billion. However, during the last four months of fiscal year 1993 and continuing into the third quarter of fiscal year 1994, the disk drive industry was experiencing intense price competition and excess industry capacity, which resulted in lower revenue for the Company. In the fourth quarter of fiscal year 1994, revenue declined in connection with the Company's decision in the third quarter of fiscal year 1994 to discontinue certain unprofitable products. In fiscal year 1994, the Company reported revenue of approximately $1.2 billion. The Company experienced a further decline in quarterly revenue in the first quarter of fiscal year 1995 primarily as a result of the Company's inability to obtain required volumes of a key component for its 7000 Series product line. These components were supplied by a sole source vendor who was experiencing production problems. The component shortage was resolved prior to the end of the quarter, however, and it is not expected to adversely affect revenue and unit sales for the remainder of fiscal year 1995.

The Company incurred quarterly losses in each of the six consecutive quarters beginning with the fourth quarter of fiscal year 1993 and continuing through the first quarter of fiscal year 1995. Such losses through the second quarter of fiscal year 1994 and continuing into the third quarter of fiscal year 1994 were primarily the result of negative industry conditions and the Company's inability to bring certain products to market in a timely and cost effective manner.
The negative industry conditions were primarily the result of intense price competition and excess industry capacity. In addition, the Company's losses were the result of insufficient differentiation between the products of the Company and its competitors, and efforts by better financed competitors to increase market share. The Company began to experience an increase in demand in the third quarter of fiscal year 1994, with most products in short supply, concurrent easing of price reductions and price increases on certain products. Although general industry conditions improved during the latter half of fiscal year 1994 and continued into the first quarter of fiscal year 1995, the Company continued to incur losses as a result of continuing cost and time-to-market issues with regard to its new products. The high start-up costs associated with developing and commencing volume production on the new 1.8-inch form factor products also contributed to the quarterly losses during that period.
Although general industry conditions improved and most of the Company's competitors were profitable during that period of time, the Company has not been profitable, and does not expect to be profitable until the Company is successful in bringing new products to market in a timely and cost effective manner. In addition, the level of price competition increased again in the last month of the first quarter of fiscal year 1995 and this increased price competition is expected to continue at least through the second quarter of fiscal year 1995.
For these reasons, the Company does not expect to be profitable during the second quarter of fiscal year 1995.

The disk drive industry is subject to rapid technological change and short product life cycles as data storage manufacturers continually strive for smaller form factors, larger storage capacities, higher performance and lower cost. As a result, Maxtor expects that the Company's new products will replace the products which accounted for a majority of the Company's revenues in fiscal year 1994. Shorter product life cycles also increase the importance of the Company's ability to successfully manage product transitions. The failure to adequately manage product transitions could result in the loss of market opportunities, decreased sales of existing products, cancellation of products or product lines, the accumulation of obsolete and excess inventory and unanticipated charges related to obsolete capital equipment.

During the fourth quarter of fiscal year 1994, the Company announced a major shift in strategy, devoting Company resources primarily to the design, manufacture and sale of its 7000 Series of inch-high, 3.5-inch disk drives and its new family of mobile computing products, including the MobileMax Family of PCMCIA-based mobile computing data storage products. The Company believes this shift in strategy will result in improved financial results, however, the Company's financial results will be heavily dependent on the success of these products. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results and there can be no assurance that the Company will be successful in such efforts. The Company has been less successful than its competitors in managing product transitions, and successful new products introduced by competitors have tended to displace older products, including the Company's products. As noted earlier, the Company does not expect to be profitable until the Company is successful in bringing new products to market in a timely and cost effective manner.

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

As a result of volatile business conditions in the personal computer
(PC) industry, including the trend toward consolidation among PC manufacturers, sales to original equipment manufacturers (OEMs) have become increasingly important to the success of the disk drive industry participants. Although the Company intends to continue in its efforts to increase its share of this large OEM market, particularly in the marketing of its new products, there can be no assurance that the Company will be successful in such efforts. Furthermore, fluctuations in demand for computer systems, or other end-user demand, can result, and have in the past resulted, in deferral or cancellation of orders for the Company's products.

The Company's manufacturing process requires large volumes of high quality components supplied by outside suppliers. The Company periodically receives communication from vendors that they may be unable to supply required volumes of certain key components. During the first two months of fiscal year 1995, the Company was unable to obtain required volumes of a key component for its 7000 Series product line supplied by a sole source vendor. As previously mentioned, this shortage adversely affected the Company's operating results for the first quarter of fiscal year 1995, however it is not expected to adversely affect the operating results for the remainder of fiscal year 1995.

While the Company has qualified and continues to qualify multiple sources for many components, it is reliant on, and will continue to be reliant on, single sources for many semi-custom and custom integrated circuits and other key components. The Company does not have long-term supply contracts with most of its single source vendors, some of which are companies with limited financial and operational resources. The Company intends to continue to pursue qualification of alternative sources for single source components where practicable; the Company believes, however, that it will have to continue to utilize leading edge components which may only be available from a single source. With the expansion of production experienced by the disk drive industry during the last quarter of fiscal year 1994 and continuing into the second quarter of fiscal year 1995, shortages of certain key components for the disk drive industry have increased and the Company expects it is likely that industry shortages of key components may continue into future quarters. The Company will continue to aggressively work with its vendor base to minimize its exposure. There can be no assurance, however, that the Company will be successful in such efforts or that in the future the Company's vendors will meet the Company's required volumes of high-quality components in a timely and cost effective manner.


First Quarter Fiscal Year 1995 Compared to First Quarter Fiscal Year
1994

- - --------------------------------------------------------------------
                                Three Months Ended
                               June 25,      June 26,      Change
                                 1994          1993
- - ---------------------------------------------------------------------

Revenue                       $  218.3      $  260.6     $  (42.3)

Gross margin                  $   24.0      $  (18.0)    $   42.0
   As a percentage of revenue     11.0%         (6.9%)

Net loss                      $  (12.1)     $  (72.2)    $  (60.1)
   As a percentage of revenue     (5.6%)       (27.7%)

Net loss per share:           $   (0.24)    $   (2.50)   $   (2.26)
- - ---------------------------------------------------------------------

Revenue
Revenue for the Company's first quarter of fiscal year 1995 decreased by 16.2% from the same quarter of the prior fiscal year, in connection with the Company's decision in the third quarter of fiscal year 1994 to discontinue certain unprofitable products. However, unit sales of the Company's 7000 Series disk drives, which accounted for a significant portion of the Company's revenue during both quarters, increased modestly for the first quarter of fiscal year 1995 as compared to the first quarter of fiscal year 1994. Despite this increase in unit sales, both revenue and unit sales for the 7000 Series products were lower than expected as a result of the significant shortage in required volumes of a key component for this product line supplied by a sole source vendor who was experiencing production problems. This component shortage was resolved prior to the end of the quarter, however, and it is not expected to adversely affect revenue and unit sales for the remainder of the fiscal year. In addition to the component shortage, the 7000 Series product offerings, particularly 100-200 megabyte products, were subject to intense price competition, excess industry capacity and price erosion during most of the first nine months of fiscal year 1994. These factors continue to negatively impact per unit revenue in fiscal year 1995. While there was a significant shift in product mix from the older, lower capacity products to the higher capacity 7000 Series product offerings, average unit selling prices, in terms of megabyte per dollar, have declined substantially between the first quarters of fiscal year 1994 and fiscal year 1995.

During the first quarter of fiscal year 1995, the Company had one customer which accounted for approximately 14% of the Company's revenue. This percentage may fluctuate in future periods and there can be no assurance that it will not decline significantly. During the first quarter of fiscal year 1994 one customer accounted for approximately 24% of the Company's revenue.

As a result of the Company's shift in strategy, as discussed above, the Company will be heavily dependent on the success of certain products. During fiscal year 1994, the Company announced several new products, including additions to the MobileMax family of PCMCIA-compatible storage products for mobile computing applications. These new products did not contribute significantly to revenue in the first quarter of fiscal year 1995, and the Company anticipates that these products will not contribute significantly to revenue in fiscal year 1995. The Company's ability to increase revenues is dependent on its ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner.
There can be no assurance that the Company will be successful in such efforts.

Gross Margin
Gross margin as a percentage of revenue increased significantly to 11.0% for the first quarter of fiscal year 1995 from (6.9%) for the first quarter of fiscal year 1994.

The negative gross margin for the first quarter of fiscal year 1994 was primarily attributable to the prevailing negative business conditions in the disk drive industry, including intense price competition and excess industry capacity, as well as to cost and time-to-market issues with regard to certain of the Company's products. From (6.9%) for the first quarter of fiscal year 1994, gross margin gradually improved to (3.3%) for the second quarter, 4.8% for the third quarter, excluding special charges of $68.9 million, 11.4% for the fourth quarter of fiscal year 1994 and 11.0% for the first quarter of fiscal year 1995. This improvement was the result of increased unit sales volumes of certain products for which average unit selling prices were relatively constant while average unit manufacturing costs declined from quarter to quarter. In addition, gross margin improved in the fourth quarter of fiscal year 1994 and the first quarter of fiscal year 1995 in connection with the Company's decision in the third quarter of fiscal year 1994 to discontinue certain unprofitable products. Also, during the first quarter of fiscal year 1994, the Company failed to produce planned unit volumes of its MXT product line due to a quality problem involving a particular supplier's component, plus higher than planned costs due to related design and manufacturing issues. A temporary shutdown of production of the MXT product occurred during that first quarter and resulted in an estimated loss of $25.0 million of revenue and an accompanying negative gross margin for this product offering during that quarter. Design and component issues related to the 2.5-inch product line also resulted in a negative gross margin for that product line during the first quarter of fiscal year 1994.

As noted earlier, the level of price competition increased again in the last month of the first quarter of fiscal year 1995 and this increased price competition is expected to continue at least through the second quarter of fiscal year 1995. The Company will continue its efforts to reduce its average unit manufacturing costs and to introduce and produce in volume new higher margin products in an effort to improve gross margin during fiscal year 1995. However, there can be no assurance that average unit selling prices will not decline at a more rapid rate or that the Company will be successful
in its efforts to improve gross margin.   In addition, given the
cyclical nature of the disk drive industry and the Company's dependence on the success of certain products, as discussed earlier, there can be no assurance that the Company will be able to maintain or improve its current gross margin.


Operating expenses
- - ---------------------------------------------------------------------
                                   Three Months Ended
                                  June 25,     June 26,      Change
                                    1994         1993
- - ---------------------------------------------------------------------
Research and development          $  14.0      $  30.7      $  (16.7)
   As a percentage of revenue         6.4%        11.8%

Selling, general and
   administrative                 $  21.0      $  20.6      $    0.4
   As a percentage of revenue         9.6%         7.9%
- - ---------------------------------------------------------------------


Research and development (R&D) expenses for the first quarter of fiscal year 1995 decreased from the same quarter of the prior fiscal year primarily due to the consolidation of the Company's R&D activities in Longmont, Colorado during the fourth quarter of fiscal year 1994 in connection with the Company's restructuring plan. This consolidation eliminated the need for certain facilities in San Jose, California, and also resulted in a substantial reduction in headcount associated with R&D and related activities previously conducted in San Jose. R&D spending in absolute dollars is expected to increase during the remaining quarters of fiscal year 1995 because the Company believes that it must continue to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its future success. In addition, R&D expenses may fluctuate in the future resulting from the cost of acquiring rights to new technologies.

Selling, general and administrative expenses increased as a percentage of revenue for the first quarter of fiscal year 1995 compared to the same quarter of the prior fiscal year primarily due to the decline in the revenue base.

Interest expense and interest income
- - ---------------------------------------------------------------------
                                 Three Months Ended
                                June 25,      June 26,     Change
                                  1994          1993
- - ---------------------------------------------------------------------

Interest expense                $   2.0       $   3.1     $  (1.1)

Interest income                 $   1.4       $   0.7     $   0.7
- - ---------------------------------------------------------------------

Interest expense decreased as a result of lower average borrowings outstanding during the first quarter of fiscal year 1995 as compared to the same quarter of the prior fiscal year. Interest income increased as a result of higher cash and short-term investment balances during the first quarter of fiscal year 1995 as compared to the same quarter of the prior fiscal year.


Provision for income taxes and effective tax rate
- - ----------------------------- ---------------------------------------
                                  Three Months Ended
                                 June 25,      June 26,      Change
                                   1994          1993
- - ---------------------------------------------------------------------
Provision for income taxes       $   0.6       $   0.5       $   0.1

Effective tax rate                   n/a           n/a
- - ---------------------------------------------------------------------

The tax provision for the first quarters of fiscal year 1995 and 1994 consists primarily of foreign taxes.


LIQUIDITY AND CAPITAL RESOURCES
- - ---------------------------------------------------------------------
                                             Three Months Ended
                                               June 25, 1994
- - ---------------------------------------------------------------------

Cash and cash equivalents                      $     93.9

Short-term investments                         $     92.6

Net cash used in operating activities          $     27.1

Net cash used in investing activities          $     22.4

Net cash used in financing activities          $      1.1
- - ---------------------------------------------------------------------

As of June 25, 1994, the Company's cash and cash equivalents of $93.9 million as compared to $144.5 million as of March 26, 1994 decreased by $50.6 million. Partially offsetting this decrease, the Company had short-term investments of $92.6 million as of June 25, 1994 as compared to $74.9 million as of March 26, 1994, an increase of $17.7 million. The net decrease in the Company's cash and cash equivalents, and short-term investments of $32.9 million was primarily the result of operating activities including a reduction in accounts payable and accrued special and restructuring charges.

Of the net cash used in operating activities during the first quarter of fiscal year 1995, net loss less non-cash depreciation and amortization accounted for approximately $1.5 million. In addition, the decrease in accounts receivable, increase in inventory and decreases in current liabilities accounted for approximately $25.3 million in total. The decline in accounts receivable primarily reflects lower sales levels in the quarter ended June 25, 1994 than in the quarter ended March 26, 1994. Inventories increased slightly and reflect the Company's ongoing efforts to balance production with demand and control inventory purchases. Despite the Company's efforts to tightly control inventory levels, inventories may increase in the future based on changes in market demand or industry-wide production. Current liabilities decreased by approximately $36 million primarily as a result of a decrease in accounts payable related to managing the timing of inventory purchases and payments, and the reduction of accrued special and restructuring charges recorded by the Company in the third quarter of fiscal year 1994.

Net cash used in investing activities was primarily attributable to $17.7 million of short-term investment purchases, net of maturities, and $5.5 million of capital expenditures. A significant portion of the capital expenditure activity was related to the acquisition of manufacturing equipment. Depending on business conditions, the Company currently expects to make capital expenditures of approximately $35 to $40 million during fiscal year 1995, as compared to approximately $30 million during fiscal year 1994.

Net cash used in financing activities primarily reflects cash used to reduce outstanding debt.

In September 1993, the Company obtained a secured, asset-based revolving line of credit of $76.0 million. This asset-based revolving line of credit provides for borrowings up to $76.0 million based on eligible receivables at various interest rates over a two-year term and is secured by receivables, certain inventories and other assets. The line of credit expires in September 1995. As of June 25, 1994, $30.0 million of borrowings and $2.9 million of letters of credit were outstanding. The $30.0 million of borrowings was fully repaid during the first fiscal week of July 1994. The availability of this line of credit in the future depends on the Company meeting covenants including certain financial ratios. On June 17, 1994, the Company received an amendment to its line of credit with respect to a certain financial ratio measured at the end of each quarter. With such amendment, the Company was in compliance with all financial ratios during the most recent quarter ended June
25, 1994.   As noted earlier, the Company does not expect to be
profitable during the second quarter of fiscal year 1995. Depending on the magnitude of the actual loss, the Company may need to renegotiate its line of credit agreement to be in compliance with its financial ratios for the quarter ended September 24, 1994.

The Company believes that its balances of cash, cash equivalents, and short-term investments, together with expected cash flow from operations, equipment financing and line of credit borrowing capabilities will be sufficient to fund the Company's working capital and capital expenditure requirements through fiscal year 1995.


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



                           PART II. OTHER  INFORMATION
                           ---------------------------

Item 1.  LEGAL PROCEEDINGS


As part of the acquisition of the MiniScribe business in June 1990, the Company was assigned a patent license agreement between MiniScribe and Rodime plc (Rodime) covering patents related to 3.5-inch disk drives. The Company believes that the assignment was valid; however, Rodime has taken the position that the assignment was invalid and would not in any event cover 3.5-inch drives manufactured and sold by the Company before the acquisition of MiniScribe's assets. In February 1993, Maxtor commenced an action for declaratory relief in U. S. Bankruptcy Court in Denver, Colorado seeking a judgment that the assignment was valid. Rodime filed a denial and counterclaim for patent infringement. In April 1994, the relevant claims of the Rodime patent at issue in Rodime's counterclaims were declared invalid in litigation between Rodime and another disk drive manufacturer. The Company's litigation with Rodime has been stayed pending Rodime's appeal of the finding of invalidity. Certain other claims, including other patent infringement claims, against the Company have arisen in the course of its business. There is presently no litigation involving such claims, and the Company believes the outcome of these claims and the claim concerning Rodime described above will not have a material adverse effect, if any, on the Company's financial position or results of operations.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

b)  Reports on Form 8-K:
    None

c)  Exhibits:
    See Index to Exhibits on pages 18 to 26 hereof.



                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                MAXTOR CORPORATION



Date:  August 5, 1994                 By:     /s/ Walter D. Amaral
                                             ------------------------
                                                  Walter D. Amaral
                                             Chief Financial Officer


                              INDEX TO EXHIBITS

                                                              Sequentially
Exhibit No.  Description                                      Numbered Pages
- - -----------  --------------------------------------------     --------------


3.1    (6)   Certificate of Incorporation

3.2    (8)   Certificate of Amendment of Certificate of
            Incorporation of Maxtor Corporation,dated
            December 23, 1987

3.3    (8)   By-Laws as amended July 21, 1987

3.4    (21)  Amended and Restated By-Laws of Maxtor
            Corporation, A Delaware Company, effective
            February 3, 1994

3.5    (21)  Restated Certificate of Incorporation of
            Maxtor Corporation effective February 3, 1994

4.1    (3)   Form of Certificate of Shares of Registrant's
            Common Stock

4.2    (7)   Maxtor Corporation Rights Plan

4.3    (22)  Amendment to Rights Agreement between
            Registrant and the First National Bank of
            Boston, dated September 10, 1993

10.1   (1)   Omnilease Corporation Master Lease Agreement
            No. 300362, dated as of January 14, 1983 and addenda thereof

10.2   (1)   Lease Agreement between Orchard Investment
            Company No. 801, formerly Nelo, a California general partnership and Registrant, dated
            March 23, 1984

10.3   (1)   Lease Commitment between Walter E. Heller
            & Company and Registrant, dated as of
            March 11, 1985

10.4   (1)   Stock Purchase Agreement between Steven P.
            Kitrosser and Registrant, dated May 21, 1985

10.5   (1)   Stock Purchase Agreement between James
            McCoy and Registrant, dated May 21, 1985

10.6   (1)   Equipment Lease Agreement between Pacific
            Western (formerly Pacific Valley) Bank
            and Registrant, dated June 26, 1985

10.7   (1)   Continuing Guaranty between Maxtor
            Singapore Limited and Bank of America
            N.T. & S.A., dated July 27, 1985

10.8   (9)   Lease Agreement between John Arrillaga,
            Separate Property Trust, Richard T.
            Perry, Separate Property Trust and
            Registrant, dated August 27, 1986

10.9   (3)   Marketing and Distribution Agreement
            between Ricoh Company, Ltd. and
            Registrant, dated October 14, 1986

10.10  (3)   Land Lease Agreement between Housing and
            Development Board, Singapore and Maxtor
            Singapore Limited, dated December 22,
            1986

10.11  (3)   Indenture dated February 16, 1987

10.12  (8)   Stock Bonus Plan and Cash Bonus Plan
             between Storage Dimensions, Inc. and
             Registrant dated June 15, 1987

10.13  (8)   Merger Agreement between MAXSUB II, Inc.,
            and Storage Dimensions, Inc. dated
            October 26, 1987

10.14  (3)   1986 Outside Directors' Stock Option Plan

10.15  (3)   Commitment from Union Bank to Registrant
            regarding letters of credit for the
            benefit of the officers and directors of the Registrant

10.16  (4)   Agreement and Plan of Reorganization

10.17  (9)   Revised Equipment Lease Agreement between
            Capital Associates International, Inc.
            and Registrant, dated September 28, 1988

10.18  (9)   Credit Agreement between Bank of America
            National Trust and Savings Association
            and Registrant, dated October 18, 1988

10.19  (9)   Equipment Lease Agreement between Pitney
            Bowes Credit Corporation and Registrant, dated November 2, 1988

10.20  (9)   Equipment Lease Agreement between Concord
            Leasing (Asia) Pte Ltd. and Maxtor
            Singapore, Limited, dated November 16, 1988

10.21  (9)   Lease Agreement between Maxtor Singapore,
            Limited and Jurong Town Corporation,
            dated November 16, 1988

10.22  (9)   Lease Agreement between Greylands Business
            Park Phase II and Storage Dimensions, Inc., dated December 14, 1988

10.23  (8)   Stock Purchase Agreement among Registrant,
            Storage Dimensions, Inc., David A. Eeg, Gene
            E. Bowles, Jr., David P. Williams and David
            Lance Robinson

10.24  (8)   Fiscal 1988 Stock Option Plan

10.25  (8)   Employee Stock Purchase Plan

10.26  (8)   Dual Currency Loan Agreement between Maxtor
            Singapore Limited, Maxtor Delaware, Maxtor
            California and American Express Bank Limited

10.27  (8)   Amended and Restated Fiscal 1985 Stock Option
            Plan, including the Immediately Exercisable
            Incentive Stock Option Agreement and the
            Immediately Exercisable Nonqualified Stock
            Option Agreement

10.28  (9)   Loan Agreement between Probo Pacific Pte
            Ltd. and Maxtor Singapore Limited, dated
            March 20, 1989

10.29  (9)   Loan Agreement between Concord Leasing
            (Asia) Pte, Ltd. and Maxtor Singapore
            Limited, dated April 14, 1989

10.30  (10)  Product Discontinuance Agreement between
            Matsushita Communication Industrial Co., Ltd.
            (MCI) and Registrant, dated August 23, 1989

10.31  (10)  Equipment Lease Agreement between Capital
            Associates International, Inc. and
            Registrant, dated October 17, 1989

10.32  (10)  Maxoptix Corporation 1989 Stock Option Plan

10.33  (9)   Forms for Promissory Note and Amended and
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

10.114 (22)  Confidential Resignation Agreement and
            General Release of Claims between
            Registrant and Thomas F. Burniece III,
            dated February 4, 1994

10.115 (22)  License Agreement between Registrant and
            MiniStor Peripherals Corporation, dated
            February 23, 1994

10.116 (22)  Confidential Resignation Agreement and
            General Release of Claims between Registrant and John P. Livingston, dated April 8, 1994

10.117 (22)  Tenancy Agreement between Barinet Company
            Limited and Maxtor (Hong Kong) Limited,
            dated April 26, 1994

10.118       Confidential Resignation Agreement and
            General Release of Claims between
            Registrant and Laurence R. Hootnick, dated
             June 14, 1994                                      27 - 31

10.119       Confidential Resignation Agreement and General
             Release of Claims between Registrant and
             Mark Chandler, dated June 28, 1994                 32 - 37

11.1         Computation of Net Income (Loss) Per Share         38



- - -------------------------------------------------------------------
(1)   Incorporated by reference to exhibits to Registration
      Statement No. 2-98568 effective August 7, 1985
(2)   Incorporated by reference to exhibits to Registration
      Statement No. 33-4092 effective April 2, 1986
(3)   Incorporated by reference to exhibits to Registration
      Statement No. 33-12123 effective February 26, 1987
(4)   Incorporated by reference to exhibits to Registration
      Statement No. 33-12768 effective April 23, 1987
(5)   Incorporated by reference to exhibits to Registration
      Statement No. 33-43172 effective October 7, 1992
(6)   Incorporated by reference to exhibits to Registration
      Statement No. 33-8607 effective September 10, 1986
(7) Incorporated by reference to exhibits of Form 8-K filed February 8, 1988
(8) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1988
(9) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1989
(10) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 1, 1990
(11)  Incorporated by reference to exhibits of Form 8-K filed
      July 13, 1990
(12)  Incorporated by reference to exhibits of Form 8 filed
     November 13, 1990
(13)  Incorporated by reference to exhibits of Form 8 filed
      January 8, 1991
(14) Incorporated by reference to exhibits to Annual Report on Form 10-K effective July 15, 1991
(15) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 25, 1992
(16)  Incorporated by reference to exhibits of Form 8-K filed
      January 8, 1993
(17) Incorporated by reference to exhibits to Annual Report on Form 10-K effective May 27, 1993
(18) Incorporated by reference to exhibits of Form 10-Q filed August 10, 1993
(19) Incorporated by reference to exhibits of Form 8-K filed August 19, 1993
(20) Incorporated by reference to exhibits of Form 10-Q filed November 8, 1993
(21) Incorporated by reference to exhibits of Form 10-Q filed February 7, 1994
(22) Incorporated by reference to exhibits of Form 10-K filed June 24, 1994