Form 10-Q
period 1994-09-24
MAXTOR CORP
filed 1994-11-08
CIK 711039

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549


                                 FORM 10-Q


X     Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended September 24, 1994

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

                 X    Yes                         No

30,000,001 shares of Common Stock and 19,489,000 shares of Class A Common Stock were issued and outstanding as of October 28, 1994.

This quarterly report on Form 10-Q contains 57 pages of which this is page number 1.



                          MAXTOR CORPORATION

                               FORM 10-Q

                           September 24, 1994

                               INDEX


Part  I.    Financial Information                           Page


   Item 1.  Consolidated Financial Statements

            Consolidated Statements of Loss-
              Three Months and Six Months Ended
              September 24, 1994 and September 25, 1993      3

            Consolidated Balance Sheets-
              September 24, 1994 and March 26, 1994          4-5

            Consolidated Statements of Cash Flows-
              Six Months Ended September 24, 1994
              and September 25, 1993                         6-7

            Notes to Consolidated Financial Statements       8-9


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations    10-16



Part  II.   Other Information

   Item 1.  Legal Proceedings                                17

   Item 6.  Exhibits and Reports on Form 8-K                 17



Signature Page                                               18



               PART   I.  FINANCIAL INFORMATION


Item 1.   CONSOLIDATED FINANCIAL STATEMENTS



                            MAXTOR CORPORATION
                     CONSOLIDATED STATEMENTS OF LOSS
                 (In thousands, except per share amounts)
                               (Unaudited)

                            Three Months Ended        Six Months Ended
                           ---------------------    ---------------------
                           Sept. 24,   Sept. 25,    Sept. 24,   Sept. 25,
                             1994        1993         1994        1993
                           ----------  ----------   ----------  ----------
Revenue                    $ 174,368   $ 313,546    $ 392,678   $ 574,120
Cost of revenue              191,064     323,999      385,350     602,582
                           ----------  ----------   ----------  ----------
Gross margin                 (16,696)    (10,453)       7,328     (28,462)

Operating expenses:
  Research and development    14,589      26,684       28,625      57,360
  Selling, general and
    administrative            21,437      19,662       42,482      40,237
                           ----------  ----------   ----------  ----------
Total operating expenses      36,026      46,346       71,107      97,597
                           ----------  ----------   ----------  ----------

Loss from operations         (52,722)    (56,799)     (63,779)   (126,059)

Interest expense              (2,445)     (2,743)      (4,416)     (5,842)
Interest income                1,050         419        2,489       1,099
                           ----------  ----------   ----------  ----------
Loss before income taxes     (54,117)    (59,123)     (65,706)   (130,802)
Provision for income taxes       600         500        1,200       1,000
                           ----------  ----------   ----------  ----------
Net loss                   $ (54,717)  $ (59,623)   $ (66,906)  $(131,802)
                           ==========  ==========   ==========  ==========

Net loss per share         $   (1.09)  $   (2.02)   $   (1.34)  $   (4.52)
                           ==========  ==========   ==========  ==========

Shares used in computing
  net loss per share          50,256      29,404       50,091      29,145
                           ==========  ==========   ==========  ==========


                       See accompanying notes.



                           MAXTOR CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                      Sept 24,        March 26,
                                        1994            1994
                                    -----------      -----------
                                    (Unaudited)       (Audited)

ASSETS

Current assets:
   Cash and cash equivalents        $   72,830       $  144,520
   Short-term investments               60,084           74,911
   Accounts receivable, net of
     allowance for doubtful
     accounts of $4,200 at
     Sept. 24, 1994 and $3,653
     at March 26, 1994                  88,566           99,806
   Inventories:
     Raw materials                      48,744           51,419
     Work-in-process                    14,241           19,196
     Finished goods                     44,527           25,408
                                    -----------      -----------
                                       107,512           96,023
   Prepaid expenses and other            7,213            7,936
                                    -----------      -----------
       Total current assets            336,205          423,196

Property, plant and equipment, at cost:
   Buildings                            21,890           21,387
   Machinery and equipment             168,621          195,820
   Furniture and fixtures               16,425           18,195
   Leasehold improvements                9,878           17,506
                                    -----------      -----------
                                       216,814          252,908
   Less accumulated depreciation
     and amortization                 (164,573)        (191,750)
                                    -----------      -----------
     Net property, plant and
       equipment                        52,241           61,158
Other assets                             6,919            8,021
                                    -----------      -----------
                                    $  395,365       $  492,375


                           See accompanying notes.



                         MAXTOR CORPORATION
                     CONSOLIDATED BALANCE SHEETS
        (In thousands, except share and per share amounts)

                             (Continued)


                                      Sept 24,        March 26,
                                        1994            1994
                                    -----------      -----------
                                    (Unaudited)       (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings            $   30,000       $   30,000
   Accounts payable                    118,347          137,566
   Income taxes payable                  7,747            7,530
   Accrued payroll and payroll-
     related expenses                   15,815           11,720
   Accrued warranty                     23,686           27,281
   Accrued special and restructuring     5,005           21,777
   Accrued expenses                     31,132           25,700
   Long-term debt and capital lease
     obligations due within one year     3,077            4,155
                                    -----------      -----------
       Total current liabilities       234,809          265,729

Long-term debt and capital lease
   obligations due after one year      105,923          107,393
Deferred tax liabilities                    66               66
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value,
     5,000,000 shares authorized;
     no shares issued or outstanding         -                -
   Class A common stock (convertible),
     $0.01 par value, 19,480,000
     shares authorized; issued and
     outstanding: September 24, 1994
     and March 26, 1994 -
     19,480,000 shares                     195             195
   Common stock, $0.01 par value,
     180,520,000 shares authorized;
     issued and outstanding:
     Sept. 24, 1994 -
     30,988,149 shares;
     March 26, 1994 -
     30,425,242 shares                     309             304
   Additional paid-in capital          322,804         320,564
   Retained earnings (deficit)        (268,655)       (201,749)
                                    -----------     -----------
                                        54,653         119,314
   Less notes receivable from
     stockholders                          (86)           (127)
                                    -----------     -----------
       Total stockholders' equity       54,567         119,187
                                    -----------     -----------
                                    $  395,365      $  492,375
                                    ===========     ===========


                        See accompanying notes.




                          MAXTOR CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                             (Unaudited)

                                               Six Months Ended
                                         --------------------------
                                            Sept. 24,    Sept. 25,
                                              1994         1993
                                         ------------  ------------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net loss                              $  (66,906)   $ (131,802)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Depreciation and amortization           20,188        38,353
     Loss on disposal of property,
       plant and equipment                      495         1,295
     Change in assets and liabilities:
       Accounts receivable                   11,240         7,586
       Inventories                          (11,489)       30,590
       Prepaid expenses and other               723           804
       Accounts payable                     (19,219)       14,425
       Income taxes payable                     217           637
       Accrued payroll and payroll-
         related expenses                     4,095         1,065
       Accrued warranty                      (3,595)        1,508
       Accrued special and restructuring    (16,772)            -
       Accrued expenses                       5,432          (220)
                                         ------------  ------------
   Total adjustments                         (8,685)       96,043
                                         ------------  ------------
   Net cash used in operating activities    (75,591)      (35,759)

Cash flows from investing activities:
   Purchases of short-term investments      (30,091)            -
   Proceeds from maturity of short-term
     investments                             44,918             -
   Purchase of property, plant and
     equipment                              (13,016)      (22,011)
   Proceeds from disposal of property,
     plant and equipment                      2,172           349
   Other                                        329           595
                                         ------------  ------------
   Net cash provided by (used in)
     investing activities                     4,312       (21,067)

Cash flows from financing activities:
   Proceeds from issuance of short-
     term borrowings, net of payments             -        31,842
   Proceeds from issuance of debt               125         5,025
   Principal payments on debt                (2,562)      (27,673)
   Principal payments under capital
     lease obligations                         (260)         (443)
   Proceeds from issuance of common
     stock, net of notes receivable,
     stock repurchases and tax benefits       2,286         3,159
                                         ------------  ------------
   Net cash provided by (used in)
     financing activities                      (411)       11,910
                                         ------------  ------------

Net change in cash and cash equivalents     (71,690)      (44,916)

Cash and cash equivalents at beginning
   of period                                144,520       135,324
                                         ------------  ------------

Cash and cash equivalents at end of
   period                                $   72,830    $   90,408
                                         ============  ============


Supplemental disclosures of cash flow information:
(In thousands)                               Six Months Ended
- - -------------------------------------------------------------------
                                          Sept. 24,      Sept. 25,
                                            1994           1993
- - -------------------------------------------------------------------
Cash paid (received) for:                       (Unaudited)
   Interest                               $   3,432      $   6,444
   Income taxes                                 574            815
   Income tax refunds                           (11)          (500)
- - -------------------------------------------------------------------


Supplemental information on non cash investing and financing activities:

Capital lease obligations approximating $ 149,000 were incurred during the six-month period ended September 24, 1994. There were no capital obligations incurred in the six-month period ended September 25, 1993.





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


2.   Short-term borrowings

In September 1993, the Company obtained a secured, asset-based revolving line of credit of $76.0 million. This line of credit provides for borrowings up to $76.0 million based on eligible receivables at various interest rates over a two-year term and is secured by receivables, certain inventories and other assets. The balance available for additional borrowings under this line of credit at September 24, 1994 was approximately $12.4 million using the September 24, 1994 borrowing base. As of September 24, 1994, $30.0 million of borrowings and $1.3 million of letters of credit were outstanding. The $30.0 million of borrowings were fully repaid during the first fiscal week of October 1994. On June 17, 1994, the Company received an amendment to its line of credit for a certain financial ratio which is measured at the end of each quarter. With such amendment, the Company was in compliance with all financial ratios during the quarter ended June 25, 1994. On October 11, 1994, the Company received an unconditional waiver of certain covenant defaults that occurred as of the fiscal quarter ended September 24, 1994. This waiver enables the Company to borrow, if necessary, through the current quarter ending December 24, 1994.

On October 31, 1994, the Company received another amendment to its line of credit with respect to each of the financial covenants that are measured at the end of each fiscal quarter and fiscal year end. As noted in "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company does not expect to be profitable during the third quarter of fiscal year 1995. With the amendment, the Company expects to be in compliance with its financial covenants for the quarter ended December 24, 1994 and for the foreseeable future. The Company also elected to reduce its line of credit from $76.0 million to $50.0 million. The amendment also extended the commitment on the revolving line of credit for an additional year, thereby providing for borrowings over a two-year term, ending September 1996. Borrowings are subject to availability based on eligible receivables and the Company meeting financial covenants.


3.   Special & Restructuring

During the third quarter of fiscal year 1994, the Company decided to discontinue certain products and manufacturing activities, and recorded special charges amounting to $68.9 million in cost of revenue. As of September 24, 1994, current liabilities included accruals related to these special charges totaling approximately $9.2 million. The Company anticipates that the net expenditure of approximately $3.0 million of cash will be required during the remainder of fiscal year 1995 to fund the remaining expenses accrued. Such expenditures are expected to be funded by cash flows from operations and investments.

The decisions described above reduced the scope of the Company's product and manufacturing activities and, as a result, the Company then initiated a restructuring plan which provides for the consolidation and streamlining of certain operations and administration. The Company recorded a restructuring charge of $19.5 million in the third quarter of fiscal year 1994 related to these activities which are expected to be completed within the twelve-month period from the date of the charge. As of September 24, 1994, approximately $2.3 million of the $19.5 million charge remained in current liabilities and is primarily associated with facility consolidations, including lease and other obligations on certain facility leases. The Company anticipates that the completion of restructuring actions will require the expenditure of approximately $2.3 million of cash during the remainder of fiscal year 1995, which is expected to be funded by cash flows from operations and investments.


4.   Net loss per share

Net loss per share is based upon the weighted average number of shares of all classes of common stock outstanding during the quarters and six-month periods ended September 24, 1994 and September 25, 1993.


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


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.
(Tabular information: Dollars in millions, except per share amounts)

RESULTS OF OPERATIONS

General
Since its inception in 1982, Maxtor Corporation (Maxtor or the Company) has been subject to the highly cyclical nature of the disk drive industry. In fiscal year 1993, as a result of an industry-wide increase in demand and the related stabilization in prices, the Company grew its revenue to over $1.4 billion. However, during the last four months of fiscal year 1993 and continuing into the third quarter of fiscal year 1994, the disk drive industry experienced intense price competition and excess industry capacity, which resulted in lower revenue for the Company. In the fourth quarter of fiscal year 1994 revenue declined in connection with the Company's decision in the third quarter of fiscal year 1994 to discontinue certain unprofitable products. In fiscal year 1994, the Company reported revenue of approximately $1.2 billion. The Company experienced further sequential declines in quarterly revenue in the first and second quarters of fiscal year 1995. The first quarter's decline was primarily as a result of the Company's inability to obtain required volumes of a key component for its 7000 Series product line supplied by a sole source vendor who was experiencing production problems. The component shortage was resolved prior to the end of the first quarter. Revenue for the second quarter of fiscal year 1995 declined primarily as a result of industry-wide pricing pressures coupled with the Company's product mix of predominantly lower capacity products which were nearing end of life. At the same time, the industry was transitioning to new, higher capacity products.

The Company has incurred quarterly losses in each of the seven consecutive quarters beginning with the fourth quarter of fiscal year 1993 and continuing through the second quarter of fiscal year 1995. Such losses through the second quarter of fiscal year 1994 and continuing into the third quarter of fiscal year 1994 were primarily the result of negative industry conditions and the Company's inability to bring certain products to market in a timely and cost effective manner. The negative industry conditions were primarily the result of intense price competition and excess industry capacity. In addition, the Company's losses were the result of insufficient differentiation between the products of the Company and its competitors, and efforts by its competitors to increase market share. The Company began to experience an increase in demand in the third quarter of fiscal year 1994, with most products in short supply, concurrent easing of price reductions and price increases on certain products. Although general industry conditions improved during the latter half of fiscal year 1994 and continued into the second quarter of fiscal year 1995, the Company continued to incur losses in part as a result of continuing cost and time-to-market issues with regard to its new products. In addition, as noted above, the Company was unable to obtain required volumes of key components in the first quarter of fiscal year 1995 which, although resolved before the second quarter of fiscal year 1995, contributed to lower revenues and losses in the second quarter when the products were sold. During the second quarter, the disk drive industry was transitioning to new, higher-capacity products while the Company was shipping the lower-capacity products which were delayed by the component shortage. This unanticipated shift in market demand created additional pricing pressures on the Company's lower-capacity products. Additionally, the high start-up costs associated with developing and commencing volume production on the new 1.8-inch form factor products also contributed to the quarterly losses during that period. Although general industry conditions improved during the latter half of fiscal year 1994 and into the second quarter of fiscal year 1995, and most of the Company's competitors were profitable during that period of time, the Company has not been profitable, and does not expect to be profitable until the Company is successful in bringing new products to market in a timely and cost effective manner. In addition, the level of price competition increased again in the last month of the first quarter of fiscal year 1995 and continued through the second quarter of fiscal year 1995. Although price erosion is not expected to be of the same magnitude as experienced in the second quarter of fiscal year 1995, the Company expects that price erosion will continue through the third quarter of fiscal year 1995. For these reasons, the Company does not expect to be profitable during the third quarter of fiscal year 1995.

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

The Company's financial results continue to be heavily dependent on the success of certain products, particularly the 7000 Series of
desktop product offerings.   The Company's strategy in part is
focused on accelerating the end-of-life of certain older desktop products and replacing them with new products developed on lower-cost platforms. During the second quarter of fiscal year 1995, the Company announced several new products, including new lower-cost, inch-high, 3.5-inch 7000 Series product offerings intended to replace certain older 7000 Series product offerings, as well as high capacity, 3.5-inch, 1.0 and 1.2 gigabyte product offerings. The latter product offerings are not expected to contribute to revenue before the fourth quarter of fiscal year 1995. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results and there can be no assurance that the Company will be successful in such efforts. The Company has been less successful than its competitors in managing product transitions, and successful new products introduced by competitors have tended to displace older products, including the Company's products.

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

As a result of volatile business conditions in the personal computer
(PC) industry, including the trend toward consolidation among PC manufacturers, sales to original equipment manufacturers (OEMs) have become increasingly important to the success of the disk drive industry participants. Although the Company intends to continue in its efforts to increase its share of this large OEM market, particularly in the marketing of its new products, there can be no assurance that the Company will be successful in such efforts. The Company continues to be heavily dependent on the distribution channel, which subjects the Company to pricing pressures and other factors unique to that channel.

The Company's manufacturing process requires large volumes of high quality components supplied by outside suppliers. The Company periodically receives communication from vendors that they may be unable to supply required volumes of certain key components. During the first two months of fiscal year 1995, the Company was unable to obtain required volumes of a key component for its 7000 Series product line supplied by a sole source vendor who was experiencing production problems. As previously mentioned, this shortage adversely affected the Company's operating results for the first quarter of fiscal year 1995.

While the Company has qualified and continues to qualify multiple sources for many components, it is reliant on, and will continue to be reliant on, single sources for many semi-custom and custom integrated circuits and other key components. The Company does not have long-term supply contracts with most of its single source vendors, some of which are companies with limited financial and operational resources. The Company intends to continue to pursue qualification of alternative sources for single source components where practicable; the Company believes, however, that it will have to continue to utilize leading edge components which may only be available from a single source. With the expansion of production experienced by the disk drive industry during the last quarter of fiscal year 1994 and continuing into the second quarter of fiscal year 1995, shortages of certain key components for the disk drive industry have increased, and the Company expects it is likely that industry shortages of key components may continue into future quarters. The Company will continue to aggressively work with its vendor base to minimize its exposure. There can be no assurance, however, that the Company will be successful in such efforts or that in the future the Company's vendors will meet the Company's requirements for required volumes of high-quality components in a timely and cost effective manner.

- - -------------------------------------------------------------------
                       Three Months Ended       Six Months Ended
                       Sept. 24,  Sept. 25,    Sept. 24,  Sept. 25,
                         1994       1993         1994       1993
- - -------------------------------------------------------------------

Revenue                $  174.4   $  313.5     $  392.7   $  574.1

Gross margin           $  (16.7)  $  (10.5)    $    7.3   $  (28.5)
  As a percentage
    of revenue             (9.6%)     (3.3%)        1.9%      (5.0%)

Net loss               $  (54.7)  $  (59.6)    $  (66.9)  $ (131.8)
  As a percentage
    of revenue            (31.4%)    (19.0%)      (17.0%)    (23.0%)

Net loss per share     $   (1.09) $   (2.02)   $   (1.34) $   (4.52)
- - --------------------------------------------------------------------

Revenue
Revenue for the Company's second quarter of fiscal year 1995 decreased by 44.4% from the same quarter of the prior fiscal year, primarily in connection with the Company's decision in the third quarter of fiscal year 1994 to discontinue certain unprofitable products. Unit volumes of the Company's 7000 Series disk drives, which accounted for a significant portion of the Company's revenue during both the second quarter of fiscal year 1995 and the second quarter of fiscal year 1994, were relatively consistent during each of those two quarterly periods. While there was a significant shift in product mix from the older, lower capacity products to the higher capacity 7000 Series product offerings during that period, average unit selling prices, in terms of megabyte per dollar, dropped substantially between the second quarters of fiscal year 1994 and fiscal year 1995. During the second quarter of fiscal year 1995, the Company's revenues were adversely affected by industry-wide pricing pressures, excess industry capacity and a shift in product mix. During the second quarter of fiscal 1995 product demand shifted from the 170 megabyte/340 megabyte products to 210 megabyte/420 megabyte products, which reduced demand for the Company's lower capacity products. In addition, as a result of the Company being unable to obtain required volumes of a key component from a sole source vendor for the 7000 Series product line during the first quarter, as discussed earlier, a substantial portion of the drives sold in the second quarter of fiscal year 1995 were the lower capacity 170 megabyte and 340 megabyte products. These products were likely to have been sold in the first quarter had the
component shortage not occurred.   Comparing the six month period
ended September 24, 1994 with the six month period ended September 25, 1993, revenue was lower than expected during the first quarter in particular as a result of a significant shortage in required volumes of a key component as described previously, which coupled with the industry-wide pricing pressures and a product mix comprised primarily of lower capacity products nearing end of life in the second quarter of fiscal year 1995, resulted in unit volumes and revenues that declined substantially.

During the second quarter of fiscal year 1995, the Company had one customer which accounted for approximately 10% of the Company's revenue. This percentage may fluctuate in future periods and there can be no assurance that it will not decline significantly. During the second quarter of fiscal year 1994 one customer accounted for approximately 36% of the Company's revenue.

As noted earlier, the Company continues to be heavily dependent on the success of certain products. During fiscal year 1994, the Company announced several new products, including additions to the MobileMax family of PCMCIA-compatible storage products for mobile computing applications. These new products did not contribute significantly to revenue in the second quarter of fiscal year 1995, and the Company anticipates that these products will not contribute significantly to revenue in fiscal year 1995. As discussed earlier, the Company announced several new products during the second quarter of fiscal year 1995. The new lower-cost 7000 Series products have already contributed to revenue in the second quarter of fiscal year 1995; the high capacity 3.5-inch product offerings are not expected to contribute to revenue before the fourth quarter of fiscal year 1995. The Company's ability to increase revenues is dependent on its ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner. There can be no assurance that the Company will be successful in such efforts.

Gross Margin
Gross margin as a percentage of revenue decreased to (9.6%) for the second quarter of fiscal year 1995 from (3.3%) for the second quarter of fiscal year 1994. For the first half of fiscal year
1995, gross margin as a percentage of revenue increased to 1.9% from (5.0%) for the first half of the prior fiscal year.

The negative gross margin for the second quarter of fiscal year 1995 was primarily attributable to intense price competition, particularly low-capacity products, and excess industry capacity, as well as to cost and time-to-market issues with regard to certain of the Company's products. In addition, there was an industry-wide shift in product demand from 170/340 megabyte to 210/420 megabyte products during the second quarter of fiscal year 1995, therefore, pricing pressures were most severe in the 170 and 340 megabyte product offerings as demand transitioned. The Company's product mix for the second quarter of fiscal year 1995 was comprised primarily of 170 and 340 megabyte products, a substantial portion of which had remained in inventories at the end of the first quarter of fiscal year 1995 as a result of the component shortage described earlier. Further, the Company continues to be heavily dependent on the aftermarket and is more susceptible to the pricing pressures inherent to the distribution channel.

The Company's gross margin improved from (3.3%) for the second quarter of fiscal year 1994 to 4.8% for the third quarter, excluding special charges of $68.9 million, 11.4% for the fourth quarter of fiscal year 1994 and 11.0% for the first quarter of fiscal year 1995, before it declined to (9.6%) for the second quarter of fiscal year 1995. The improvement in gross margin through the first quarter of fiscal year 1995 occurred primarily as a result of increased unit sales volumes of certain products for which average unit selling prices were relatively constant while average unit manufacturing costs declined from quarter to quarter. In addition, gross margin improved during the fourth quarter of fiscal year 1994 and first quarter of fiscal year 1995 in connection with the Company's decision in the third quarter of fiscal year 1994 to discontinue certain unprofitable products. In addition to intense price competition and Company's product mix issue, the Company incurred charges in the second quarter of fiscal year 1995 amounting to approximately $18 million related to the write-down of obsolete and excess inventory and equipment for 170 megabyte and 340 megabyte products nearing end of life, price protection, excess 1.8-inch inventory, and a substantial return from an OEM customer.

As noted earlier, the level of price competition increased again in the last month of the first quarter of fiscal year 1995 and continued through the second quarter of fiscal year 1995. The Company will continue its efforts to reduce its average unit manufacturing costs and to introduce and produce in volume new higher margin products in an effort to improve gross margin during fiscal year 1995. However, there can be no assurance that average unit selling prices will not decline at a more rapid rate or that the Company will be successful in its efforts to improve gross
margin.   In addition, given the cyclical nature of the disk drive
industry and the Company's dependence on the success of certain products, as discussed earlier, there can be no assurance that the Company will be able to improve or maintain its current gross margin.

Operating expenses
- - --------------------------------------------------------------------
                           Three Months Ended    Six Months Ended
                          Sept. 24, Sept. 25,   Sept. 24, Sept. 25,
                            1994       993        1994      1993
- - --------------------------------------------------------------------

Research and development  $  14.6   $  26.7     $  28.6   $  57.4
  As a percentage
    of revenue                8.4%      8.5%        7.3%     10.0%

Selling, general and
  administrative          $  21.4   $  19.7     $  42.5   $  40.2
  As a percentage
    of revenue               12.3%      6.3%       10.8%      7.0%
- - --------------------------------------------------------------------


Research and development (R&D) expenses for the second quarter and first six months of fiscal year 1995 decreased from the same periods of the prior fiscal year primarily due to the consolidation of the Company's R&D activities in Longmont, Colorado during the fourth quarter of fiscal year 1994 in connection with the Company's restructuring plan. This consolidation eliminated the need for certain facilities in San Jose, California, and also resulted in a substantial reduction in headcount associated with R&D and related activities previously conducted in San Jose. R&D spending in absolute dollars is expected to increase during the remaining quarters of fiscal year 1995 because the Company believes that it must continue to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its future success. In addition, R&D expenses may fluctuate in the future resulting from the cost of acquiring rights to new technologies.

Selling, general and administrative expenses increased as a percentage of revenue for the second quarter and first six months of fiscal year 1995 compared to the same periods of the prior fiscal year primarily due to the decline in the revenue base.

Interest expense and interest income
- - --------------------------------------------------------------------
                        Three Months Ended       Six Months Ended
                       Sept. 24,  Sept. 25,    Sept. 24,  Sept. 25,
                         1994       1993         1994       1993
- - --------------------------------------------------------------------

Interest expense       $   2.4    $   2.7      $   4.4    $   5.8

Interest income        $   1.0    $    .4      $   2.5    $   1.1
- - --------------------------------------------------------------------

Interest expense decreased as a result of lower average borrowings outstanding during the second quarter and first six months of fiscal year 1995 as compared to the same periods of the prior fiscal year. Interest income increased as a result of higher cash and short-term investments balances during the second quarter and first six months of fiscal year 1995 as compared to the prior fiscal year periods.


Provision for income taxes
- - --------------------------------------------------------------------
                          Three Months Ended     Six Months Ended
                         Sept. 24,  Sept. 25,   Sept. 24,  Sept. 25,
                           1994       1993        1994       1993
- - --------------------------------------------------------------------

Provision for
    income taxes         $    .6    $    .5     $    1.2   $    1.0
- - --------------------------------------------------------------------

The provision for income taxes consists primarily of foreign taxes. The Company's effective tax rates for fiscal year 1995 and fiscal year 1994 differ from the combined federal and state rates due to the Company's U.S. operating losses not providing current tax benefits, repatriation of foreign earnings absorbed by current year losses, and valuation of temporary differences, offset in part by the tax benefits associated with the Company's Singapore operations. Income from the Singapore operations is not taxable in Singapore as a result of the Company's pioneer tax status, and those earnings which are permanently reinvested outside the United States are not taxable in the United States.


LIQUIDITY AND CAPITAL RESOURCES
- - --------------------------------------------------------------------
                                              Six Months Ended
                                               Sept. 24, 1994
- - --------------------------------------------------------------------
Cash and cash equivalents                       $     72.8

Short-term investments                          $     60.1

Net cash used in operating activities           $     75.6

Net cash provided by investing activities       $      4.3

Net cash used in financing activities           $       .4
- - --------------------------------------------------------------------

As of September 25, 1994, the Company had cash and cash equivalents of $72.8 million as compared to $144.5 million as of March 26, 1994, a decrease of $71.7 million. The Company had short-term investments of $60.1 million as of September 25, 1994 as compared to $74.9 million as of March 26, 1994, a decrease of $14.8 million. The combined decrease in the Company's cash and cash equivalents, and short-term investments of $86.5 million was primarily the result of operating activities, including a reduction in accounts payable and accrued special and restructuring charges.

Of the net cash used in operating activities during the first six months of fiscal year 1995, net loss less non-cash depreciation and amortization accounted for approximately $46.7 million. In addition, the decrease in accounts receivable, increase in inventory and decreases in current liabilities together accounted for uses of cash of approximately $30.1 million. The decrease in accounts receivable primarily reflects lower sales levels in the quarter ended September 24, 1994 than in the quarter ended March 26, 1994. The increase in inventories reflects the impact of excess industry capacity and a general oversupply of certain drives for the industry mitigated in part by the Company's ongoing efforts to balance production with demand and control inventory purchases. Despite the Company's efforts to tightly control inventory levels, inventories may increase in the future based on changes in market demand or industry-wide production. Current liabilities decreased by approximately $11 million primarily as a result of a decrease in accounts payable related to managing the timing of inventory purchases and payments, and the reduction of accrued special and restructuring charges recorded by the Company in the third quarter of fiscal year 1994.

Net cash provided by investing activities was primarily attributable to $14.8 million of short-term investment maturities, net of purchases, and $13.0 million of capital expenditures. A significant portion of the capital expenditure activity was related to the acquisition of manufacturing equipment. Depending on business conditions, the Company currently expects to make capital expenditures of approximately $30 to $40 million during fiscal year 1995, as compared to approximately $30 million during fiscal year 1994.

Net cash used in financing activities primarily reflects cash used to reduce outstanding debt.

In September 1993, the Company obtained a secured, asset-based revolving line of credit of $76.0 million. This line of credit provides for borrowings up to $76.0 million based on eligible receivables at various interest rates over a two-year term and is secured by receivables, certain inventories and other assets. The balance available for additional borrowings under this line of credit at September 24, 1994 was approximately $12.4 million using the September 24, 1994 borrowing base. As of September 24, 1994, $30.0 million of borrowings and $1.3 million of letters of credit were outstanding. The $30.0 million of borrowings were fully repaid during the first fiscal week of October 1994. On June 17, 1994, the Company received an amendment to its line of credit for a certain financial ratio which is measured at the end of each quarter. With such amendment, the Company was in compliance with all financial ratios during the quarter ended June 25, 1994. On October 11, 1994, the Company received an unconditional waiver of certain covenant defaults that occurred as of the fiscal quarter ended September 24, 1994. This waiver enables the Company to borrow, if necessary, through the current quarter ending December 24, 1994. On October 31, 1994, the Company received another amendment to its line of credit with respect to each of the financial covenants that are measured at the end of each fiscal quarter and fiscal year end. As discussed earlier, the Company does not expect to be profitable during the third quarter of fiscal year 1995. With the amendment, the Company expects to be in compliance with its financial covenants for the quarter ended December 24, 1994 and for the foreseeable future. The Company also elected to reduce its line of credit from $76.0 million to $50.0 million. The amendment also extended the commitment on the revolving line of credit for an additional year, thereby providing for borrowings over a two-year term, ending September 1996. Borrowings are subject to availability based on eligible receivables and the Company meeting financial covenants.

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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

b)  Reports on Form 8-K:
    None

c)  Exhibits:
    See Index to Exhibits on pages 19 to 27 hereof.




                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MAXTOR CORPORATION



Date:  November 7, 1994          By:     /s/ Walter D. Amaral
                                           -----------------------
                                           Walter D. Amaral
                                           Chief Financial Officer


                              INDEX TO EXHIBITS

                                                              Sequentially
Exhibit No.  Description                                      Numbered Pages
- - -----------  --------------------------------------------     --------------


3.1    (6)   Certificate of Incorporation

3.2    (8)   Certificate of Amendment of Certificate of
            Incorporation of Maxtor Corporation, dated
            December 23, 1987

3.3    (8)   By-Laws as amended July 21, 1987

3.4    (21)  Amended and Restated By-Laws of Maxtor
            Corporation, A Delaware Company, effective
            February 3, 1994

3.5    (21)  Restated Certificate of Incorporation of
            Maxtor Corporation effective February 3, 1994

4.1    (3)   Form of Certificate of Shares of Registrant's
            Common Stock

4.2    (7)   Maxtor Corporation Rights Plan

4.3    (22)  Amendment to Rights Agreement between
            Registrant and the First National Bank of
            Boston, dated September 10, 1993

10.1   (1)   Omnilease Corporation Master Lease Agreement
            No. 300362, dated as of January 14, 1983 and addenda thereof

10.2   (1)   Lease Agreement between Orchard Investment
            Company No. 801, formerly Nelo, a California general partnership and Registrant, dated
            March 23, 1984

10.3   (1)   Lease Commitment between Walter E. Heller
            & Company and Registrant, dated as of
            March 11, 1985

10.4   (1)   Stock Purchase Agreement between Steven P.
            Kitrosser and Registrant, dated May 21, 1985

10.5   (1)   Stock Purchase Agreement between James
            McCoy and Registrant, dated May 21, 1985

10.6   (1)   Equipment Lease Agreement between Pacific
            Western (formerly Pacific Valley) Bank
            and Registrant, dated June 26, 1985

10.7   (1)   Continuing Guaranty between Maxtor
            Singapore Limited and Bank of America
            N.T. & S.A., dated July 27, 1985

10.8   (9)   Lease Agreement between John Arrillaga,
            Separate Property Trust, Richard T.
            Perry, Separate Property Trust and
            Registrant, dated August 27, 1986

10.9   (3)   Marketing and Distribution Agreement
            between Ricoh Company, Ltd. and
            Registrant, dated October 14, 1986

10.10  (3)   Land Lease Agreement between Housing and
            Development Board, Singapore and Maxtor
            Singapore Limited, dated December 22,
            1986

10.11  (3)   Indenture dated February 16, 1987

10.12  (8)   Stock Bonus Plan and Cash Bonus Plan
             between Storage Dimensions, Inc. and
             Registrant dated June 15, 1987

10.13  (8)   Merger Agreement between MAXSUB II, Inc.,
            and Storage Dimensions, Inc. dated
            October 26, 1987

10.14  (3)   1986 Outside Directors' Stock Option Plan

10.15  (3)   Commitment from Union Bank to Registrant
            regarding letters of credit for the
            benefit of the officers and directors of the Registrant

10.16  (4)   Agreement and Plan of Reorganization

10.17  (9)   Revised Equipment Lease Agreement between
            Capital Associates International, Inc.
            and Registrant, dated September 28, 1988

10.18  (9)   Credit Agreement between Bank of America
            National Trust and Savings Association
            and Registrant, dated October 18, 1988

10.19  (9)   Equipment Lease Agreement between Pitney
            Bowes Credit Corporation and Registrant, dated November 2, 1988

10.20  (9)   Equipment Lease Agreement between Concord
            Leasing (Asia) Pte Ltd. and Maxtor
            Singapore, Limited, dated November 16, 1988

10.21  (9)   Lease Agreement between Maxtor Singapore,
            Limited and Jurong Town Corporation,
            dated November 16, 1988

10.22  (9)   Lease Agreement between Greylands Business
            Park Phase II and Storage Dimensions, Inc., dated December 14, 1988

10.23  (8)   Stock Purchase Agreement among Registrant,
            Storage Dimensions, Inc., David A. Eeg, Gene
            E. Bowles, Jr., David P. Williams and David
            Lance Robinson

10.24  (8)   Fiscal 1988 Stock Option Plan

10.25  (8)   Employee Stock Purchase Plan

10.26  (8)   Dual Currency Loan Agreement between Maxtor
            Singapore Limited, Maxtor Delaware, Maxtor
            California and American Express Bank Limited

10.27  (8)   Amended and Restated Fiscal 1985 Stock Option
            Plan, including the Immediately Exercisable
            Incentive Stock Option Agreement and the
            Immediately Exercisable Nonqualified Stock
            Option Agreement

10.28  (9)   Loan Agreement between Probo Pacific Pte
            Ltd. and Maxtor Singapore Limited, dated
            March 20, 1989

10.29  (9)   Loan Agreement between Concord Leasing
            (Asia) Pte, Ltd. and Maxtor Singapore
            Limited, dated April 14, 1989

10.30  (10)  Product Discontinuance Agreement between
            Matsushita Communication Industrial Co., Ltd.
            (MCI) and Registrant, dated August 23, 1989

10.31  (10)  Equipment Lease Agreement between Capital
            Associates International, Inc. and
            Registrant, dated October 17, 1989

10.32  (10)  Maxoptix Corporation 1989 Stock Option Plan

10.33  (9)   Forms for Promissory Note and Amended and
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

10.114 (22)  Confidential Resignation Agreement and
            General Release of Claims between
            Registrant and Thomas F. Burniece III,
            dated February 4, 1994

10.115 (22)  License Agreement between Registrant and
            MiniStor Peripherals Corporation, dated
            February 23, 1994

10.116 (22)  Confidential Resignation Agreement and
            General Release of Claims between Registrant and John P. Livingston, dated April 8, 1994

10.117 (22)  Tenancy Agreement between Barinet Company
            Limited and Maxtor (Hong Kong) Limited,
            dated April 26, 1994

10.118 (23)  Confidential Resignation Agreement and
            General Release of Claims between
            Registrant and Laurence R. Hootnick, dated
             June 14, 1994

10.119 (23)  Confidential Resignation Agreement and General
             Release of Claims between Registrant and Mark Chandler, dated June 28, 1994

10.120       Amendment No.2 to Lease between John
             Arrillaga & Richard T. Peery and
             Registrant, dated June 28, 1994                   28 - 29

10.121       Amendment No. 3 to Lease between Devcon
             Associates 31 and Registrant, dated
             June 28, 1994                                     30 - 33

10.122       Confidential Resignation Agreement
             and General Release of Claims between
             Registrant and Skip Kilsdonk, dated
             September 7, 1994                                 34 - 39

10.123       Confidential Resignation Agreement
             and General Release of Claims between
             Registrant and Sallee Peterson,
             dated September 23, 1994                          40 - 43

10.124       Waiver to Financing Agreement among
             Registrant and The CIT Group/Business
             Credit, Inc., dated October 11, 1994              44 - 46

10.125       Amendment No. 1 to Financing Agreement
             between Registrant and The CIT Group/Business
             Credit, Inc., dated October 31, 1994              47 - 56

11.1         Computation of Net Income (Loss) Per Share        57



- - -------------------------------------------------------------------
(1)   Incorporated by reference to exhibits to Registration
      Statement No. 2-98568 effective August 7, 1985
(2)   Incorporated by reference to exhibits to Registration
      Statement No. 33-4092 effective April 2, 1986
(3)   Incorporated by reference to exhibits to Registration
      Statement No. 33-12123 effective February 26, 1987
(4)   Incorporated by reference to exhibits to Registration
      Statement No. 33-12768 effective April 23, 1987
(5)   Incorporated by reference to exhibits to Registration
      Statement No. 33-43172 effective October 7, 1992
(6)   Incorporated by reference to exhibits to Registration
      Statement No. 33-8607 effective September 10, 1986
(7) Incorporated by reference to exhibits of Form 8-K filed February 8, 1988
(8) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1988
(9) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1989
(10) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 1, 1990
(11)  Incorporated by reference to exhibits of Form 8-K filed
      July 13, 1990
(12)  Incorporated by reference to exhibits of Form 8 filed
     November 13, 1990
(13)  Incorporated by reference to exhibits of Form 8 filed
      January 8, 1991
(14) Incorporated by reference to exhibits to Annual Report on Form 10-K effective July 15, 1991
(15) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 25, 1992
(16)  Incorporated by reference to exhibits of Form 8-K filed
      January 8, 1993
(17) Incorporated by reference to exhibits to Annual Report on Form 10-K effective May 27, 1993
(18) Incorporated by reference to exhibits of Form 10-Q filed August 10, 1993
(19) Incorporated by reference to exhibits of Form 8-K filed August 19, 1993
(20) Incorporated by reference to exhibits of Form 10-Q filed November 8, 1993
(21) Incorporated by reference to exhibits of Form 10-Q filed February 7, 1994
(22) Incorporated by reference to exhibits of Form 10-K filed June 24, 1994
(23) Incorporated by reference to exhibits of Form 10-Q filed August 5, 1994