Form 10-Q/A
period 1994-09-24
MAXTOR CORP
filed 1995-01-20
CIK 711039

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549


                           FORM 10-Q/A
                         Amendment No. 1


X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
- --  Exchange Act of 1934
For the period ended September 24, 1994

    Transition report pursuant to Section 13 or 15(d) of the Securities
- --  Exchange Act of 1934
For the transition period from     to



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

          X    Yes                                   No
         ---                                    ---

31,000,001 shares of Common Stock and 19,489,000 shares of Class A Common Stock were issued and outstanding as of October 28, 1994.

This quarterly report on Form 10-Q/A Amendment No. 1 contains 12 pages of which this is page number 1.



                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MAXTOR CORPORATION



Date: January 20 ,1995                By:   /s/ Walter D. Amaral
                                          -----------------------
                                               Walter D. Amaral
                                          Chief Financial Officer



                                INDEX TO EXHIBITS

                                                              Sequentially
Exhibit No.  Description                                      Numbered Pages
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

10.114 (22)  Confidential Resignation Agreement and
            General Release of Claims between
            Registrant and Thomas F. Burniece III,
            dated February 4, 1994

10.115 (22)  License Agreement between Registrant and
            MiniStor Peripherals Corporation, dated
            February 23, 1994

10.116 (22)  Confidential Resignation Agreement and
            General Release of Claims between Registrant and John P. Livingston, dated April 8, 1994

10.117 (22)  Tenancy Agreement between Barinet Company
            Limited and Maxtor (Hong Kong) Limited,
            dated April 26, 1994

10.118 (23)  Confidential Resignation Agreement and
            General Release of Claims between Registrant and Laurence R. Hootnick, datedJune 14, 1994

10.119 (23)  Confidential Resignation Agreement and
            General Release of Claims between Registrant and Mark Chandler, dated June 28, 1994

10.120 (24)  Amendment No.2 to Lease between John
            Arrillaga & Richard T. Peery and Registrant, dated June 28, 1994

10.121 (24)  Amendment No. 3 to Lease between Devcon
            Associates 31 and Registrant, dated June 28,
            1994

10.122 (24)  Confidential Resignation Agreement and General
             Release of Claims between Registrant and Skip
             Kilsdonk, dated September 7, 1994

10.123 (24)  Confidential Resignation Agreement and
            General Release of Claims between Registrant and Sallee Peterson, dated September 23, 1994

10.124 (24)  Waiver to Financing Agreement among
            Registrant and The CIT Group/Business Credit,
            Inc., dated October 11, 1994

10.125 (24)  Amendment No. 1 to Financing Agreement
            between Registrant and The CIT Group/Business
            Credit, Inc., dated October 31, 1994

11.1   (24)  Computation of Net Income (Loss) Per Share

27           Financial Data Schedule                                   12

- -------------------------------------------------------------------
(1)   Incorporated by reference to exhibits to Registration
      Statement No. 2-98568 effective August 7, 1985
(2)   Incorporated by reference to exhibits to Registration
      Statement No. 33-4092 effective April 2, 1986
(3)   Incorporated by reference to exhibits to Registration
      Statement No. 33-12123 effective February 26, 1987
(4)   Incorporated by reference to exhibits to Registration
      Statement No. 33-12768 effective April 23, 1987
(5)   Incorporated by reference to exhibits to Registration
      Statement No. 33-43172 effective October 7, 1992
(6)   Incorporated by reference to exhibits to Registration
      Statement No. 33-8607 effective September 10, 1986
(7) Incorporated by reference to exhibits of Form 8-K filed February 8, 1988
(8) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1988
(9) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1989
(10) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 1, 1990
(11)  Incorporated by reference to exhibits of Form 8-K filed
      July 13, 1990
(12)  Incorporated by reference to exhibits of Form 8 filed
     November 13, 1990
(13)  Incorporated by reference to exhibits of Form 8 filed
      January 8, 1991
(14) Incorporated by reference to exhibits to Annual Report on Form 10-K effective July 15, 1991
(15) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 25, 1992
(16)  Incorporated by reference to exhibits of Form 8-K filed
      January 8, 1993
(17) Incorporated by reference to exhibits to Annual Report on Form 10-K effective May 27, 1993
(18) Incorporated by reference to exhibits of Form 10-Q filed August 10, 1993
(19) Incorporated by reference to exhibits of Form 8-K filed August 19, 1993
(20) Incorporated by reference to exhibits of Form 10-Q filed November 8, 1993
(21) Incorporated by reference to exhibits of Form 10-Q filed February 7, 1994
(22) Incorporated by reference to exhibits of Form 10-K filed June 24, 1994
(23) Incorporated by reference to exhibits of Form 10-Q filed August 5, 1994
(24) Incorporated by reference to exhibits of Form 10-Q filed November 8, 1994