Form 10-Q
period 1994-12-24
MAXTOR CORP
filed 1995-02-07
CIK 711039

32


                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q


X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
- - - --  Exchange Act of 1934

For the period ended December 24, 1994

    Transition report pursuant to Section 13 or 15(d) of the Securities
- - - --  Exchange Act of 1934

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

32,131,773 shares of Common Stock and 19,480,000 shares of Class A Common Stock were issued and outstanding as of February 3, 1995.

This quarterly report on Form 10-Q contains 187 pages of which this is page number 1.

                          MAXTOR CORPORATION

                             FORM 10-Q

                          December 24, 1994

                               INDEX



Part  I.   Financial Information                             Page
- - - --------------------------------                             ----

Item 1.    Consolidated Financial Statements

           Consolidated Statements of Loss-
             Three Months and Nine Months Ended
             December 24, 1994 and December 25, 1993            3

           Consolidated Balance Sheets-
             December 24, 1994 and March 26, 1994             4-5

           Consolidated Statements of Cash Flows-
             Nine Months Ended December 24, 1994
             and December 25, 1993                            6-7

           Notes to Consolidated Financial Statements        8-10


Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                   11 - 17



Part  II.  Other Information

Item 1.    Legal Proceedings                                  18

Item 4.    Submission of Matters to a Vote of Stockholders    18

Item 6.    Exhibits and Reports on Form 8-K                   18



Signature Page                                                19

                   PART   I.   FINANCIAL INFORMATION
                   ---------------------------------


Item 1.    CONSOLIDATED FINANCIAL STATEMENTS



                           MAXTOR CORPORATION
                     CONSOLIDATED STATEMENTS OF LOSS
                 (In thousands, except per share amounts)
                              (Unaudited)
                        Three Months Ended        Nine Months Ended
                       --------------------      --------------------
                       Dec. 24,    Dec. 25,      Dec. 24,    Dec. 25,
                         1994        1993          1994        1993
                       --------    --------      --------    --------

Revenue               $ 238,174   $ 318,098     $ 630,852   $ 892,218
Cost of revenue         216,846     371,731       602,196     974,313
                      ----------  ----------    ----------  ----------
Gross margin             21,328     (53,633)       28,656     (82,095)

Operating expenses:
  Research and
    development          15,791      25,751        44,416      83,111
  Selling, general and
    administrative       20,078      19,849        62,560      60,086
  Restructuring               -      19,500             -      19,500
                      ----------  ----------    ----------  ----------
Total operating
  expenses               35,869      65,100       106,976     162,697
                      ----------  ----------    ----------  ----------

Loss from operations    (14,541)   (118,733)      (78,320)   (244,792)

Interest expense         (2,083)     (2,228)       (6,499)     (8,070)
Interest income             789         156         3,278       1,255
                      ----------  ----------    ----------  ----------

Loss before income
  taxes                 (15,835)   (120,805)      (81,541)   (251,607)
Provision for income
  taxes                     600         500         1,800       1,500
                      ----------  ----------    ----------  ----------
Net loss              $ (16,435)  $(121,305)    $ (83,341)  $(253,107)
                      ==========  ==========    ==========  ==========

Net loss per share    $   (0.32)  $   (4.12)    $   (1.66)  $   (8.65)
                      ==========  ==========    ==========  ==========


Shares used in
  computing net
  loss per share         50,668      29,474        50,283      29,255
                      ==========  ==========    ==========  ==========


                        See accompanying notes.


                           MAXTOR CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                           Dec. 24,       March 26,
                                             1994            1994
                                        -------------   -------------
                                         (Unaudited)       (Audited)

ASSETS

Current assets:
  Cash and cash equivalents             $    87,270     $   144,520
  Short-term investments                     47,016          74,911
  Accounts receivable, net of
    allowance for doubtful accounts
    of $4,202 at Dec. 24, 1994 and
    $3,653 at March 26, 1994                 84,251          99,806
  Inventories:
    Raw materials                            40,811          51,419
    Work-in-process                          15,678          19,196
    Finished goods                           29,538          25,408
                                        ------------    ------------
                                             86,027          96,023
  Prepaid expenses and other                  7,131           7,936
                                        ------------    ------------
      Total current assets                  311,695         423,196

Property, plant and equipment,
  at cost:
  Buildings                                  21,978          21,387
  Machinery and equipment                   154,521         195,820
  Furniture and fixtures                     16,201          18,195
  Leasehold improvements                     10,186          17,506
                                        ------------    ------------
                                            202,886         252,908
  Less accumulated depreciation
    and amortization                       (152,579)       (191,750)
                                        ------------    ------------
    Net property, plant and
      equipment                              50,307          61,158
Other assets                                  6,910           8,021
                                        ------------    ------------
                                        $   368,912     $   492,375
                                        ============    ============



                         See accompanying notes.


                          MAXTOR CORPORATION
                     CONSOLIDATED BALANCE SHEETS
          (In thousands, except share and per share amounts)

                             (Continued)

                                          Dec. 24,        March 26,
                                            1994             1994
                                        ------------    ------------
                                         (Unaudited)      (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                 $    30,000     $    30,000
  Accounts payable                          110,062         137,566
  Income taxes payable                        8,193           7,530
  Accrued payroll and payroll-
    related expenses                         13,182          11,720
  Accrued warranty                           25,102          27,281
  Accrued special and restructuring           3,777          21,777
  Accrued expenses                           29,517          25,700
  Long-term debt and capital lease
    obligations due within one year           2,943           4,155
                                        ------------    ------------
      Total current liabilities             222,776         265,729

Long-term debt and capital lease
  obligations due after one year            105,283         107,393
Deferred tax liabilities                         66              66
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value,
    5,000,000 shares authorized;
    no shares issued or outstanding               -              -
  Class A common stock (convertible),
    $0.01 par value, 19,480,000
     shares authorized, issued and
     outstanding                                195            195
  Common stock, $0.01 par value,
    180,520,000 shares authorized;
    issued and outstanding:
    Dec. 24, 1994 - 31,695,108 shares;
    March 26, 1994 -30,425,242 shares           317            304
  Additional paid-in capital                325,368        320,564
  Accumulated deficit                      (285,090)      (201,749)
                                        ------------    -----------
                                             40,790        119,314
  Less notes receivable from
    stockholders                                 (3)          (127)
                                        ------------    -----------
      Total stockholders' equity             40,787        119,187
                                        ------------    -----------
                                        $   368,912     $  492,375
                                        ============    ===========

                        See accompanying notes.


                           MAXTOR CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)

                                                Nine Months Ended
                                           --------------------------
                                             Dec. 24,       Dec. 25,
                                               1994           1993
                                           -----------    -----------

Increase (decrease) in cash and cash
  equivalents
Cash flows from operating activities:
  Net loss                                 $  (83,341)    $ (253,107)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
    Depreciation and amortization              28,177         74,063
    Loss on disposal of property, plant
      and equipment                             1,496          1,327
    Change in assets and liabilities:
      Accounts receivable                      15,555         48,473
      Inventories                               9,996         70,186
      Prepaid expenses and other                  805            898
      Accounts payable                        (27,504)        10,314
      Income taxes payable                        663          2,240
      Accrued payroll and payroll-
        related expenses                        1,462         (2,069)
      Accrued warranty                         (2,179)         9,292
      Accrued special and restructuring       (18,000)        37,491
      Accrued expenses                          3,817          5,246
                                           -----------    -----------
  Total adjustments                            14,288        257,461
                                           -----------    -----------
  Net cash provided by (used in)
    operating activities                      (69,053)         4,354

Cash flows from investing activities:
  Purchases of short-term investments         (30,091)             -
  Proceeds from maturity of short-term
    investments                                57,986              -
  Purchase of property, plant and equipment   (19,947)       (26,109)
  Proceeds from disposal of property,
    plant and equipment                         2,653            940
  Other                                          (255)           312
                                           -----------    -----------
  Net cash provided by (used in)
    investing activities                       10,346        (24,857)

Cash flows from financing activities:
  Proceeds from issuance of short-term
    borrowings, net of payments                     -          7,182
  Proceeds from issuance of debt                  194          5,810
  Principal payments on debt                   (3,298)       (28,563)
  Principal payments under capital lease
    obligations                                  (380)          (868)
  Proceeds from issuance of common stock,
    net of notes receivable, stock
    repurchases and tax benefits                4,941          3,715
                                           -----------    -----------
  Net cash provided by (used in)
    financing activities                        1,457        (12,724)
                                           -----------    -----------
Net change in cash and cash equivalents       (57,250)       (33,227)

Cash and cash equivalents at beginning
    of period                                 144,520        135,324
                                           -----------    -----------
Cash and cash equivalents at end of period $   87,270     $  102,097
                                           ===========    ===========



Supplemental disclosures of cash flow information:
(In thousands)                                 Nine Months Ended
- - - -----------------------------------------------------------------------
                                              Dec. 24,      Dec. 25,
                                                1994          1993
- - - -----------------------------------------------------------------------
Cash paid (received) for:                           (Unaudited)
  Interest                                  $   3,614     $   6,771
  Income taxes                                    611         1,142
  Income tax refunds                              (11)       (1,824)
- - - -----------------------------------------------------------------------


Supplemental information on non cash investing and financing activities:

Capital lease obligations approximating $ 162,000 and $ 115,000 were incurred during the nine-month periods ended December 24, 1994 and December 25, 1993, respectively.


                             MAXTOR CORPORATION

                 Notes to Consolidated Financial Statements
                                 (Unaudited)

1.   Consolidated financial statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation (Maxtor or the Company), its wholly-owned subsidiaries, and Maxoptix Corporation (Maxoptix), a corporation jointly-owned by Maxtor (67%) and Kubota Corporation of Japan (33%). In connection with the sale of the assets of Storage Dimensions, Inc. (SDI), formerly a wholly-owned subsidiary of the Company, Maxtor acquired a 32.8% interest in the company formed for the purpose of purchasing the net assets of SDI. Maxtor accounts for its investment under the equity method. All significant intercompany transactions have been eliminated in consolidation. All adjustments consisting only of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended March 26, 1994. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.


2.   Short-term borrowings

In September 1993, the Company obtained a secured, asset-based revolving line of credit. The original committed line of credit provided for borrowings up to $76.0 million based on eligible receivables at various interest rates over a two-year term and is secured by receivables, certain inventories and other assets. On June 17, 1994, the Company received an amendment to its line of credit for a certain financial ratio which is measured at the end of each quarter. With such amendment, the Company was in compliance with all financial ratios during the quarter ended June 25, 1994. On October 11, 1994, the Company received an unconditional waiver of certain covenant defaults that occurred as of the fiscal quarter ended September 24, 1994. On October 31, 1994, the Company received another amendment to its line of credit with respect to each of the financial covenants that are measured at the end of each fiscal quarter and fiscal year end. The amendment extended the commitment on the revolving line of credit for an additional year, thereby providing for borrowings over a two-year term, ending September 1996. The Company also elected to reduce its line of credit from $76.0 million to $50.0 million. The Company was in compliance with its financial covenants for the quarter ended December 24, 1994. As of December 24, 1994, $30.0 million of borrowings and $1.3 million of letters of credit were outstanding. The $30.0 million of borrowings were fully repaid during the first fiscal week of January 1995. The balance available for additional borrowings under this line of credit at December 24, 1994 was approximately $3.5 million using the December 24, 1994 borrowing base. Borrowings are subject to availability based on eligible receivables and the Company meeting financial covenants.


3.   Special & Restructuring

During the third quarter of fiscal year 1994, the Company decided to discontinue certain products and manufacturing activities, and recorded special charges amounting to $68.9 million in cost of revenue. As of December 24, 1994, current liabilities included accruals related to these special charges totaling approximately $8.2 million. The Company anticipates that the net expenditure of approximately $1.6 million of cash will be required during the remainder of fiscal year 1995 to fund the remaining expenses accrued. Such expenditures are expected to be funded by cash flows from operations and investments.

The decisions described above reduced the scope of the Company's product and manufacturing activities and, as a result, the Company then initiated a restructuring plan which provides for the consolidation and streamlining of certain operations and administration. The Company recorded a restructuring charge of $19.5 million in the third quarter of fiscal year 1994 related to these activities which are expected to be completed before the end of fiscal year 1995. As of December 24, 1994, approximately $1.2 million of the $19.5 million charge remained in current liabilities and is primarily associated with facility consolidations, including lease and other obligations on certain facility leases. The Company anticipates that the completion of restructuring actions will require the expenditure of approximately $1.2 million of cash during the remainder of fiscal year 1995, which is expected to be funded by cash flows from operations and investments.


4.   Net loss per share

Net loss per share is based upon the weighted average number of shares of all classes of common stock outstanding during the quarters and nine-month periods ended December 24, 1994 and December 25, 1993.


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


6.   Subsequent events

Announcement of Memorandum of Understanding for Manufacturing
Partnership

On January 24, 1995, the Company announced it had signed a memorandum of understanding for creation of a manufacturing partnership with Hyundai Electronics Industries Co., Ltd., Seoul, Korea (Hyundai). Upon completion of the transaction, Hyundai will manufacture Maxtor-designed hard disk drives for the Company. The two companies plan to complete a definitive agreement before the end of June 1995 and plan to begin volume production within several months thereafter at a Korean manufacturing site currently under consideration by Hyundai. The additional manufacturing capacity provided by Hyundai is intended to supplement current production capacity at the Company's manufacturing plant in Singapore. The two companies plan to participate in an ongoing exchange of technology to enable Hyundai to assume a leadership role in disk drive manufacturing and to enable Maxtor to obtain high-quality, low-cost manufacturing capacity.


Maxoptix Corporation

The accompanying consolidated financial statements do not include this transaction. The impact of this transaction is expected to be recorded in the fourth quarter of fiscal year 1995.

On December 26, 1994, the Company entered into a stock purchase agreement for the sale of the Company's shares and other equity interests of Maxoptix, a majority owned joint venture, to Kubota Electronics America Corporation, a Delaware company, whose ultimate parent is Kubota Corporation (Kubota), a Japanese company. Prior to the sale, Maxtor and Kubota owned 67% and 33% interests in Maxoptix, respectively. Under the terms of the agreement, Maxtor is to receive $1.5 million cash and be relieved of certain liabilities. Maxtor expects to recognize a gain upon completion of the transaction. The transaction, which is expected to be concluded during February 1995, is subject to the fulfillment of certain conditions, including approval of the U.S. and Japanese governments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.
(Tabular information: Dollars in millions, except per share amounts)

RESULTS OF OPERATIONS

General
Since its inception in 1982, Maxtor Corporation (Maxtor or the Company) has been subject to the highly cyclical nature of the disk drive industry. In fiscal year 1993, as a result of an industry-wide increase in demand and the related stabilization in prices, the Company grew its revenue to over $1.4 billion. However, during the last four months of fiscal year 1993 and continuing into the third quarter of fiscal year 1994, the disk drive industry experienced intense price competition and excess industry capacity, which resulted in lower revenue for the Company. In the fourth quarter of fiscal year 1994 revenue declined in connection with the Company's decision in the third quarter of fiscal year 1994 to discontinue certain unprofitable products. In fiscal year 1994, the Company reported revenue of approximately $1.2 billion. The Company experienced further sequential declines in quarterly revenue in the first and second quarters of fiscal year 1995. The first quarter's decline was primarily a result of the Company's inability to obtain required volumes of a key component for its 7000 Series product line supplied by a sole source vendor who was experiencing production problems. The component shortage was resolved prior to the end of the first quarter. Revenue for the second quarter of fiscal year 1995 declined primarily as a result of industry-wide pricing pressures coupled with the Company's product mix of predominantly lower capacity products which were nearing end of life. During the same quarter, the industry began transitioning to new, higher capacity products. Revenue increased during the third quarter of fiscal year 1995 primarily as a result of an improvement in product mix to the Company's newer, higher capacity products, as well as a substantial increase in unit volumes.

The Company has incurred quarterly losses in each of the eight consecutive quarters beginning with the fourth quarter of fiscal year 1993 and continuing through the third quarter of fiscal year 1995. Such losses through the third quarter of fiscal year 1994 were primarily the result of negative industry conditions and the Company's inability to bring certain products to market in a timely and cost effective manner. The negative industry conditions were primarily the result of intense price competition and excess industry capacity. In addition, the Company's losses were the result of insufficient differentiation between the products of the Company and its competitors, and efforts by its competitors to increase market share. The Company began to experience an increase in demand in the third quarter of fiscal year 1994, with most products in short supply, concurrent easing of price reductions and price increases on certain products. Although general industry conditions improved during the latter half of fiscal year 1994 and continued into the third quarter of fiscal year 1995, the Company continued to incur losses in part as a result of continuing cost and time-to-market issues with regard to its new products. In addition, as noted above, the Company was unable to obtain required volumes of a key component in the first quarter of fiscal year 1995 which, although resolved before the second quarter of fiscal year 1995, contributed to lower revenue and losses in the second quarter when the products were sold. As noted above, the disk drive industry was transitioning to new, higher-capacity products during the second quarter of fiscal year 1995 while the Company was shipping the lower-capacity products which were delayed by the component shortage. This unanticipated shift in market demand created additional pricing pressures on the Company's lower-capacity products. The high start-up costs associated with developing and commencing volume production on the new 1.8-inch form factor products also contributed to the quarterly losses during that period. Although general industry conditions improved during the latter half of fiscal year 1994 and continued into the third quarter of fiscal year 1995 and most of the Company's competitors were profitable during that period of time, the Company has not been profitable, and does not expect to be profitable until the Company is successful in bringing new products to market in a timely and cost effective manner. While the level of price competition increased again in the last month of the first quarter of fiscal year 1995 and continued through the third quarter of fiscal year 1995, price erosion in the third quarter was less than the magnitude experienced in the previous quarters of fiscal year 1995. Although the Company expects that price erosion will continue through the remainder of fiscal year 1995 at the moderate level experienced in the third quarter, there can be assurance that price erosion will not increase substantially. Given the uncertainties confronting the Company including pricing pressures, cost and time-to-market issues with regard to its new products, and general industry conditions, the Company's disk drive operations may not be profitable during the fourth quarter of fiscal year 1995.

The disk drive industry is subject to rapid technological change and short product life cycles as data storage manufacturers continually strive for smaller form factors, larger storage capacities, higher performance and lower cost. Shorter product life cycles also increase the importance of the Company's ability to successfully manage product transitions. The failure to adequately manage product transitions has in the past and could in the future result in the loss of market opportunities, decreased sales of existing products, cancellation of products or product lines, the accumulation of obsolete and excess inventory and unanticipated charges related to obsolete capital equipment.

The Company's financial results continue to be heavily dependent on the success of certain products, particularly the 7000 Series of desktop
product offerings.   The Company's strategy in part is focused on
accelerating the end-of-life of certain older desktop products and replacing them with new products developed on lower-cost platforms. During the second quarter of fiscal year 1995, the Company announced several new products, including new lower-cost, inch-high, 3.5-inch 7000 Series product offerings intended to replace certain older 7000 Series product offerings, as well as high capacity, 3.5-inch, 1.0 and 1.2 gigabyte product offerings. The latter product offerings have not contributed significantly to revenue but the Company expects to commence volume production during the fourth quarter of fiscal year 1995. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results and there can be no assurance that the Company will be successful in such efforts. The Company has been less successful than its competitors in managing product transitions, and successful new products introduced by competitors have tended to displace older products, including the Company's products.

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

As a result of volatile business conditions in the personal computer
(PC) industry, including the trend toward consolidation among PC manufacturers, sales to original equipment manufacturers (OEMs) have become increasingly important to the success of the disk drive industry participants. During the third quarter of fiscal year 1995 the Company increased its OEM revenue to 53% of total revenue, an improvement over the three previous quarterly periods for which OEM revenue was in the range of 44% - 46% of total revenue. Although the Company intends to continue in its efforts to increase its share of this large OEM market, particularly in the marketing of its new products, there can be no assurance that the Company will be successful in such efforts. Despite the increase in OEM revenue during the third quarter of fiscal year 1995, the Company continues to be heavily dependent on the distribution channel, which subjects the Company to pricing pressures and other factors unique to that channel.

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

While the Company has qualified and continues to qualify multiple sources for many components, it is reliant on, and will continue to be reliant on, single sources for many semi-custom and custom integrated circuits and other key components. The Company does not have long-term supply contracts with most of its single source vendors, some of which are companies with limited financial and operational resources. The Company intends to continue to pursue qualification of alternative sources for single source components where practicable; the Company believes, however, that it will have to continue to utilize leading edge components which may only be available from a single source. With the expansion of production experienced by the disk drive industry during the last quarter of fiscal year 1994 and continuing into the third quarter of fiscal year 1995, shortages of certain key components for the disk drive industry have increased, and the Company expects it is likely that industry shortages of key components may continue into future quarters. The Company will continue to aggressively work with its vendor base to minimize its component supply exposure. There can be no assurance, however, that the Company will be successful in such efforts or that in the future the Company's vendors will meet the Company's requirements for required volumes of high-quality components in a timely and cost effective manner.

- - - ------------------------------------------------------------------------
                              Three Months Ended     Nine Months Ended
                             Dec. 24,   Dec. 25,    Dec. 24,   Dec. 25,
                               1994       1993        1994       1993
- - - ------------------------------------------------------------------------

Revenue                      $ 238.2    $ 318.1     $ 630.9    $ 892.2

Gross margin                 $  21.3    $ (53.6)    $  28.7    $ (82.1)
  As a percentage of revenue     9.0%     (16.9%)       4.5%      (9.2%)

Net loss                     $ (16.4)   $(121.3)    $ (83.3)   $(253.1)
  As a percentage of revenue    (6.9%)    (38.1%)     (13.2%)    (28.4%)

Net loss per share           $  (0.32)  $  (4.12)   $  (1.66)  $  (8.65)
- - - ------------------------------------------------------------------------

Revenue
Revenue for the Company's third quarter of fiscal year 1995 decreased by 25.1% from the same quarter of the prior fiscal year, primarily in connection with the Company's decision in the third quarter of the prior
fiscal year to discontinue certain unprofitable products.   In addition,
while there was a significant shift in product mix during that period from the older, lower capacity products to the higher capacity 7000 Series product offerings, average unit selling prices, in terms of megabyte per dollar, dropped substantially between the third quarters of fiscal year 1994 and fiscal year 1995. Although revenue declined, unit volumes increased slightly in the third quarter of fiscal year 1995 as compared to the same quarter of the prior fiscal year. The increase in unit volumes was primarily attributable to the strong demand for the Company's 7000 Series disk drives, which accounted for nearly all of the units sold in the third quarter of fiscal year 1995 as compared to approximately 60% of the units sold in the same period of the prior year. Although unit volumes increased, the Company's revenue also was adversely affected in the third quarter of fiscal year 1995 by a shift in market demand to higher capacity products which began during the preceding quarter, as well as continuing industry-wide pricing pressures. Approximately one-third of the units shipped during the third quarter of fiscal year 1995 were older, lower capacity products which had remained in inventory at the end of the previous quarter; the remaining two-thirds of units were newer, higher capacity products to which the industry is transitioning. In terms of pricing pressures, the rate of decline in average unit selling prices was approximately 5% - 8% during the third quarter of fiscal year 1995, which was an improvement from the low double-digit rate of decline experienced in the previous several quarters.

Comparing the nine month period ended December 24, 1994 with the nine month period ended December 25, 1993, both revenue and unit volume declined. Revenue was lower than expected during the first quarter of fiscal year 1995 in particular as a result of a significant shortage in required volumes of a key component as described previously. In addition, revenue declined as a result of industry-wide pricing pressures and a product mix comprised primarily of lower capacity products nearing end of life at the same time as the industry was transitioning to new, higher capacity products.

During the third quarter of fiscal year 1995, the Company did not have any customer which accounted for 10% or greater of the Company's revenue. During the third quarter of fiscal year 1994 one customer accounted for approximately 29% of the Company's revenue.

As noted earlier, the Company continues to be heavily dependent on the success of certain products. During fiscal year 1994, the Company announced several new products, including additions to the MobileMax family of PCMCIA-compatible storage products for mobile computing applications. These new products in particular did not contribute significantly to revenue in the first nine months of fiscal year 1995, and the Company anticipates that these products will not contribute significantly to revenue during the remainder of fiscal year 1995. As discussed earlier, the Company also announced several new products during the second quarter of fiscal year 1995. The high capacity 3.5-inch product offerings have not contributed significantly to revenue but the Company expects to commence volume production during the fourth quarter of fiscal year 1995. The Company's ability to increase revenue is dependent on its ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner. There can be no assurance that the Company will be successful in such efforts.

Gross Margin
Gross margin as a percentage of revenue increased to 9.0% for the third quarter of fiscal year 1995 from (16.9%) for the third quarter of fiscal year 1994. For the first nine months of fiscal year 1995, gross margin as a percentage of revenue increased to 4.5% from (9.2%) for the first nine months of the prior fiscal year. The Company recorded special charges amounting to $68.9 million in cost of revenue in the third quarter of fiscal year 1994. The charges consisted of estimated costs associated with the termination of certain products, a reduction in manufacturing capacity, write downs of inventory and equipment that were no longer productive, and related future commitments to third parties. Excluding the special charges of $68.9 million, gross margins for the third quarter of fiscal year 1994 and the first nine months of fiscal year 1994 were 4.8% and (1.5%), respectively.

The increase in gross margin for the third quarter of fiscal year 1995 as compared to the same period of the prior fiscal year, excluding special charges of $68.9 million, was primarily attributable to a shift in product mix to higher capacity products coupled with a slight increase in unit volume. The Company's product mix for the third quarter of fiscal year 1995 primarily was comprised of its new, value-line 7000 Series one-inch drives, which were developed on a lower cost platform. A lesser portion of the Company's unit volume in the third quarter of fiscal year 1995 was comprised of the Company's older, lower capacity products which were nearing end of life and generally contributing at a zero gross margin. The increase in gross margin for the first nine months of fiscal year 1995 as compared to the same period of the prior fiscal year was primarily the result of the Company's decision in the third quarter of the prior fiscal year to discontinue certain unprofitable products, as well as the industry transition in fiscal year 1995 to higher capacity products and the margin contribution of the new one-inch drives mentioned above which were developed on a lower cost platform.

The Company will continue its efforts to reduce its average unit manufacturing costs and to introduce and produce in volume new higher margin products in an effort to improve gross margin during the remainder of fiscal year 1995. However, there can be no assurance that average unit selling prices will not decline at a more rapid rate or that the Company will be successful in its efforts to improve gross margin. In addition, given the cyclical nature of the disk drive industry and the Company's dependence on the success of certain products, as discussed earlier, there can be no assurance that the Company will be able to improve or maintain its current gross margin.

Operating expenses

- - - ------------------------------------------------------------------------
                              Three Months Ended     Nine Months Ended
                             Dec. 24,   Dec. 25,    Dec. 24,   Dec. 25,
                               1994       1993        1994       1993
- - - ------------------------------------------------------------------------

Research and development     $  15.8    $  25.8     $  44.4    $  83.1
  As a percentage of revenue     6.6%       8.1%        7.0%       9.3%

Selling, general and
  administrative             $  20.1    $  19.8     $  62.6    $  60.1
  As a percentage of revenue     8.4%       6.2%        9.9%       6.7%
- - - ------------------------------------------------------------------------

Research and development (R&D) expenses for the third quarter and first nine months of fiscal year 1995 decreased from the same periods of the prior fiscal year primarily due to the consolidation of the Company's R&D activities in Longmont, Colorado during the fourth quarter of fiscal year 1994 in connection with the Company's restructuring plan. This consolidation eliminated the need for certain facilities in San Jose, California, and also resulted in a substantial reduction in headcount associated with R&D and related activities previously conducted in San Jose. R&D spending in absolute dollars is expected to increase during the remainder of fiscal year 1995 because the Company believes that it must continue to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its future success. In addition, R&D expenses may fluctuate in the future resulting from the cost of acquiring rights to new technologies.

Selling, general and administrative (SG&A) expenses increased as a percentage of revenue for the third quarter and first nine months of fiscal year 1995 compared to the same periods of the prior fiscal year primarily due to the decline in the revenue base. SG&A spending in absolute dollars was relatively flat for both the third quarter and nine month periods of fiscal year 1995 compared to the same periods of the prior fiscal year.

Interest expense and interest income

- - - ------------------------------------------------------------------------
                              Three Months Ended     Nine Months Ended
                             Dec. 24,   Dec. 25,    Dec. 24,   Dec. 25,
                               1994       1993        1994       1993
- - - ------------------------------------------------------------------------

Interest expense             $   2.1    $   2.2     $   6.5    $   8.1

Interest income              $    .8    $    .2     $   3.3    $   1.3
- - - ------------------------------------------------------------------------

Interest expense decreased as a result of lower average borrowings outstanding during the third quarter and first nine months of fiscal year 1995 as compared to the same periods of the prior fiscal year. Interest income increased as a result of higher cash and short-term investments balances during the third quarter and first nine months of fiscal year 1995 as compared to the prior fiscal year periods.

Provision for income taxes

- - - ------------------------------------------------------------------------
                              Three Months Ended     Nine Months Ended
                             Dec. 24,   Dec. 25,    Dec. 24,   Dec. 25,
                               1994       1993        1994       1993
- - - ------------------------------------------------------------------------

Provision for income taxes   $    .6    $    .5     $   1.5    $   1.8
- - - ------------------------------------------------------------------------

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


LIQUIDITY AND CAPITAL RESOURCES
- - - -----------------------------------------------------------------
                                              Nine Months Ended
                                                Dec. 24, 1994
- - - -----------------------------------------------------------------

Cash and cash equivalents                       $     87.3

Short-term investments                          $     47.0

Net cash used by operating activities           $     69.1

Net cash provided by investing activities       $     10.3

Net cash provided by financing activities       $      1.5
- - - -----------------------------------------------------------------

As of December 24, 1994, the Company had cash and cash equivalents of $87.3 million as compared to $144.5 million as of March 26, 1994, a decrease of $57.2 million. The Company had short-term investments of $47.0 million as of December 24, 1994 as compared to $74.9 million as of March 26, 1994, a decrease of $27.9 million. The combined decrease in the Company's cash and cash equivalents, and short-term investments of $85.1 million was primarily the result of operating losses, including a reduction in accounts payable and accrued special and restructuring charges.

Of the net cash used in operating activities during the first nine months of fiscal year 1995, net loss less non-cash depreciation and amortization accounted for approximately $55.2 million. In addition, the decreases in accounts receivable, inventory and current liabilities together accounted for net uses of cash of approximately $16.2 million. The decrease in accounts receivable primarily reflects lower sales levels in the quarter ended December 24, 1994 than in the quarter ended March 26, 1994. The decrease in inventories primarily reflects the Company's ongoing efforts to balance production with demand and control inventory purchases. Despite the Company's efforts to tightly control inventory levels, inventories may increase in the future based on changes in market demand or industry-wide production. Current liabilities decreased by approximately $41.7 million primarily as a result of a decrease in accounts payable related to managing the timing of inventory purchases and payments, and the reduction of accrued special and restructuring charges recorded by the Company in the third quarter of fiscal year 1994.

Net cash provided by investing activities was primarily attributable to $27.9 million of short-term investment maturities, net of purchases, and $19.9 million of capital expenditures. A significant portion of the capital expenditure activity was related to the acquisition of manufacturing equipment. Depending on business conditions, the Company currently expects to make additional capital expenditures of approximately $15 million during the fourth quarter of fiscal year 1995, or a total of $35 million for fiscal year 1995 as compared to approximately $30 million during fiscal year 1994.

Net cash provided by financing activities primarily reflects proceeds from the issuance of common stock under the Company's stock purchase plan and stock option plans, offset in part by cash used to reduce outstanding debt.

In September 1993, the Company obtained a secured, asset-based revolving line of credit. The original committed line of credit provided for borrowings up to $76.0 million based on eligible receivables at various interest rates over a two-year term and is secured by receivables, certain inventories and other assets. On June 17, 1994, the Company received an amendment to its line of credit for a certain financial ratio which is measured at the end of each quarter. With such amendment, the Company was in compliance with all financial ratios during the quarter ended June 25, 1994. On October 11, 1994, the Company received an unconditional waiver of certain covenant defaults that occurred as of the fiscal quarter ended September 24, 1994. On October 31, 1994, the Company received another amendment to its line of credit with respect to each of the financial covenants that are measured at the end of each fiscal quarter and fiscal year end. The amendment extended the commitment on the revolving line of credit for an additional year, thereby providing for borrowings over a two-year term, ending September 1996. The Company also elected to reduce its line of credit from $76.0 million to $50.0 million. The Company was in compliance with its financial covenants for the quarter ended December 24, 1994. As of December 24, 1994, $30.0 million of borrowings and $1.3 million of letters of credit were outstanding. The $30.0 million of borrowings were fully repaid during the first fiscal week of January 1995. The balance available for additional borrowings under this line of credit at December 24, 1994 was approximately $3.5 million using the December 24, 1994 borrowing base. Borrowings are subject to availability based on eligible receivables and the Company meeting financial covenants.

On December 26, 1994, the Company entered into a stock purchase agreement for the sale of the Company's shares and other equity interests of Maxoptix, a majority owned joint venture, to Kubota Electronics America Corporation, a Delaware company, whose ultimate parent is Kubota Corporation (Kubota), a Japanese company. Prior to the sale, Maxtor and Kubota owned 67% and 33% interests in Maxoptix, respectively. Under the terms of the agreement, Maxtor is to receive $1.5 million cash and be relieved of certain liabilities. Maxtor expects to recognize a gain upon completion of the transaction. The transaction, which is expected to be concluded during February 1995, is subject to the fulfillment of certain conditions, including approval of the U.S. and Japanese governments. The accompanying consolidated financial statements do not include this transaction. The impact of this transaction is expected to be recorded in the fourth quarter of fiscal year 1995.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

At the annual meeting of stockholders held on August 18, 1994, the following persons were reelected to serve as Class I directors: Gregory
M. Gallo and I. B. Jeon.

The following matters were submitted to a vote of the stockholders with the results of the voting being as shown:
                                                               Broker
                                                                "Non-
                                   For     Against    Abstain
Votes"
                              ----------  ---------- --------  ---------
Approval of the Maxtor
  Corporation 1995 Stock
  Option Plan, under which
  2,000,000 shares of
  Common Stock are reserved
  for issuance to employees
  of the Company              25,123,510  4,896,120  156,550  11,016,114

Approval and ratification of
  the appointment of Ernst &
  Young LLP as the Company's
  independent auditors        40,995,514     73,384  123,396           -

Effective August 18, 1994, director Juan A. Rodriguez resigned.
Following his resignation, the remaining members of the Board adopted not to reduce the authorized number of Class I directors, but to appoint
J. Larry Smart to fill this vacancy.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

b)   Reports on Form 8-K:
     None

c)   Exhibits:
     See Index to Exhibits on pages 20 to 28 hereof.


                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MAXTOR CORPORATION



Date:  February 7 , 1995            By:     /s/ Walter D. Amaral
                                       --------------------------
                                               Walter D. Amaral
                                          Chief Financial Officer

                                INDEX TO EXHIBITS

                                                            Sequentially
Exhibit No.  Description                                  Numbered Pages
- - - -----------  ----------------------------------------     --------------


3.1    (6)   Certificate of Incorporation

3.2    (8)   Certificate of Amendment of Certificate of
             Incorporation of Maxtor Corporation, dated
             December 23, 1987

3.3    (8)   By-Laws as amended July 21, 1987

3.4    (21)  Amended and Restated By-Laws of Maxtor
             Corporation, A Delaware Company, effective
             February 3, 1994

3.5    (21)  Restated Certificate of Incorporation of Maxtor
             Corporation effective February 3, 1994

4.1    (3)   Form of Certificate of Shares of Registrant's
             Common Stock

4.2    (7)   Maxtor Corporation Rights Plan

4.3    (22)  Amendment to Rights Agreement between
             Registrant and the First National Bank of
             Boston, dated September 10, 1993

10.1   (1)   Omnilease Corporation Master Lease Agreement
             No. 300362, dated as of January 14, 1983 and addenda thereof

10.2   (1)   Lease Agreement between Orchard Investment
             Company No. 801, formerly Nelo, a California general partnership and Registrant, dated March
             23, 1984

10.3   (1)   Lease Commitment between Walter E. Heller &
             Company and Registrant, dated as of March 11,
             1985

10.4   (1)   Stock Purchase Agreement between Steven P.
             Kitrosser and Registrant, dated May 21, 1985

10.5   (1)   Stock Purchase Agreement between James McCoy
             and Registrant, dated May 21, 1985

10.6   (1)   Equipment Lease Agreement between Pacific
             Western (formerly Pacific Valley) Bank and
             Registrant, dated June 26, 1985

10.7   (1)   Continuing Guaranty between Maxtor Singapore
             Limited and Bank of America N.T. & S.A., dated
             July 27, 1985

10.8   (9)   Lease Agreement between John Arrillaga,
             Separate Property Trust, Richard T. Perry,
             Separate Property Trust and Registrant, dated
             August 27, 1986

10.9   (3)   Marketing and Distribution Agreement between
             Ricoh Company, Ltd. and Registrant, dated
             October 14, 1986

10.10  (3)   Land Lease Agreement between Housing and
             Development Board, Singapore and Maxtor
             Singapore Limited, dated December 22, 1986

10.11  (3)   Indenture dated February 16, 1987

10.12  (8)   Stock Bonus Plan and Cash Bonus Plan between
             Storage Dimensions, Inc. and Registrant dated
             June 15, 1987

10.13  (8)   Merger Agreement between MAXSUB II, Inc., and
             Storage Dimensions, Inc. dated October 26, 1987

10.14  (3)   1986 Outside Directors' Stock Option Plan

10.15  (3)   Commitment from Union Bank to Registrant
             regarding letters of credit for the benefit of the officers and directors of the Registrant

10.16  (4)   Agreement and Plan of Reorganization

10.17  (9)   Revised Equipment Lease Agreement between
             Capital Associates International, Inc. and
             Registrant, dated September 28, 1988

10.18  (9)   Credit Agreement between Bank of America
             National Trust and Savings Association and
             Registrant, dated October 18, 1988

10.19  (9)   Equipment Lease Agreement between Pitney Bowes
             Credit Corporation and Registrant, dated
             November 2, 1988

10.20  (9)   Equipment Lease Agreement between Concord
             Leasing (Asia) Pte Ltd. and Maxtor Singapore,
             Limited, dated November 16, 1988

10.21  (9)   Lease Agreement between Maxtor Singapore,
             Limited and Jurong Town Corporation, dated
             November 16, 1988

10.22  (9)   Lease Agreement between Greylands Business Park
             Phase II and Storage Dimensions, Inc., dated
             December 14, 1988

10.23  (8)   Stock Purchase Agreement among Registrant,
             Storage Dimensions, Inc., David A. Eeg, Gene E.
             Bowles, Jr., David P. Williams and David Lance
             Robinson

10.24  (8)   Fiscal 1988 Stock Option Plan

10.25  (8)   Employee Stock Purchase Plan

10.26  (8)   Dual Currency Loan Agreement between Maxtor
             Singapore Limited, Maxtor Delaware, Maxtor
             California and American Express Bank Limited

10.27  (8)   Amended and Restated Fiscal 1985 Stock Option
             Plan, including the Immediately Exercisable
             Incentive Stock Option Agreement and the
             Immediately Exercisable Nonqualified Stock
             Option Agreement

10.28  (9)   Loan Agreement between Probo Pacific Pte Ltd.
             and Maxtor Singapore Limited, dated March 20,
             1989

10.29  (9)   Loan Agreement between Concord Leasing (Asia)
             Pte, Ltd. and Maxtor Singapore Limited, dated
             April 14, 1989

10.30  (10)  Product Discontinuance Agreement between
             Matsushita Communication Industrial Co., Ltd.
             (MCI) and Registrant, dated August 23, 1989

10.31  (10)  Equipment Lease Agreement between Capital
             Associates International, Inc. and Registrant, dated October 17, 1989

10.32  (10)  Maxoptix Corporation 1989 Stock Option Plan

10.33  (9)   Forms for Promissory Note and Amended and
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

10.66  (15)  Amendment of the Registrant's Continuing
             Guarantee in favor of Foothill Capital
             Corporation, dated July 10, 1991

10.67  (15)  Settlement, Resignation and General Release of
             Claims between Registrant and Taroon C. Kamdar, dated August 2, 1991

10.68  (15)  Amendment of Registrant's Continuing Guarantee
             in favor of Foothill Capital Corporation, dated
             August 9, 1991

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

10.81  (15)  Form of Indemnity Agreement between the
             Registrant and each of its Directors and Executive Officers

10.82  (15)  Maxtor/Sequel 8K/Panther Subcontract
             Manufacturing and Warranty Services Agreement, dated March 23, 1992

10.83  (15)  Maxtor Corporation 1992 Employee Stock Purchase
             Plan

10.84  (15)  Maxtor Corporation 1991 Employee Stock Purchase
             Plan

10.85  (15)  Maxtor Corporation FY'93 Incentive Plan Summary

10.86  (15)  Fiscal 1992 Profit Sharing Plan Document

10.87  (17)  Security Agreement between Registrant and
             Chrysler Capital Corporation, dated April 14, 1992

10.88  (17)  Subordination, Non-Disturbance, Estoppel and
             Attornment Agreement between Loma Mortgage USA,
             Inc. and Registrant, dated June 4, 1992

10.89  (17)  Office Lease between Cabot Associates and
             Registrant, dated July 23, 1992

10.90  (17)  Revolving Credit Agreement among Registrant,
             Barclays Bank PLC and The First National
             Bank of Boston, dated as of September 9, 1992

10.91  (17)  Security Agreement between Registrant and the
             CIT Group/Equipment Financing, Inc., dated
             September 18, 1992

10.92  (17)  Deed of Priorities among Maxtor (Hong Kong)
             Limited, Registrant and General Electric
             Capital Corporation, dated September 25, 1992

10.93  (17)  Lease among Dares Developments (Woking)
             Limited, Maxtor Europe Limited and Registrant, dated October 1992

10.94  (16)  Stock Purchase and Asset Acquisition Agreement
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

10.122 (24)  Confidential Resignation Agreement and General
             Release of Claims between Registrant and Skip
             Kilsdonk, dated September 7, 1994

10.123 (24)  Confidential Resignation Agreement and General
             Release of Claims between Registrant and Sallee
             Peterson, dated September 23, 1994

10.124 (24)  Waiver to Financing Agreement among Registrant
             and The CIT Group/Business Credit, Inc., dated
             October 11, 1994

10.125 (24)  Amendment No. 1 to Financing Agreement between
             Registrant and The CIT Group/Business Credit,
             Inc., dated October 31, 1994

10.126       License agreement between Registrant and NEC
             Corporation, dated October 18, 1994                29 - 34

10.127       Lease Agreement for Premises Located at 1821
             Lefthand Circle, Suite D, between Registrant
             and Pratt Land Limited Liability Company, dated
             October 19, 1994                                   35 - 57

10.128       Lease Agreement for Premises Located at 1841
             Lefthand Circle between Registrant and Pratt
             Land Limited Liability Company, dated October
             19, 1994                                           58 - 80

10.129       Lease Agreement for Premises Located at 1851
             Lefthand Circle between Registrant and Pratt
             Land Limited Liability Company, dated October
             19, 1994                                           81 - 103

10.130       Lease Agreement for Premises Located at 2121
             Miller Drive between Registrant and Pratt Land
             Limited Liability Company, dated October 19,
             1994                                              104 - 126

10.131       Lease Agreement for Premises Located at 2190
             Miller Drive between Registrant and Pratt Land
             Limited Liability Company, dated October 19,
             1994                                              127 - 149

10.132       Confidential Resignation Agreement and General
             Release of Claims between Registrant and
             Patricia M. Roboostoff, dated November 30, 1994   150 - 154

10.133       Stock Purchase Agreement between Registrant,
             Maxoptix Corporation and Kubota Electronics
             America Corporation, dated December 26, 1994      155 - 184

10.1   (25)  Maxtor Corporation 1995 Stock Option Plan

10.2   (25)  Maxtor Corporation Individual Stock Option
             Agreement, dated November 8, 1994

11.1         Computation of Net Loss Per Share                 185 - 186

27           Financial Data Schedule                             187

- - - ----------------------------------------------------------------------
(1)   Incorporated by reference to exhibits to Registration Statement
      No. 2-98568 effective August 7, 1985
(2)   Incorporated by reference to exhibits to Registration Statement
      No. 33-4092 effective April 2, 1986
(3)   Incorporated by reference to exhibits to Registration Statement
      No. 33-12123 effective February 26, 1987
(4)   Incorporated by reference to exhibits to Registration Statement
      No. 33-12768 effective April 23, 1987
(5)   Incorporated by reference to exhibits to Registration Statement
      No. 33-43172 effective October 7, 1992
(6)   Incorporated by reference to exhibits to Registration Statement
      No. 33-8607 effective September 10, 1986
(7)   Incorporated by reference to exhibits of Form 8-K filed February
      8, 1988
(8)   Incorporated by reference to exhibits to Annual Report on Form
      10-K effective June 24, 1988
(9)   Incorporated by reference to exhibits to Annual Report on Form
      10-K effective June 24, 1989
(10)  Incorporated by reference to exhibits to Annual Report on Form
      10-K effective June 1, 1990
(11)  Incorporated by reference to exhibits of Form 8-K filed July 13,
      1990
(12)  Incorporated by reference to exhibits of Form 8 filed November 13,
      1990
(13)  Incorporated by reference to exhibits of Form 8 filed January 8,
      1991
(14)  Incorporated by reference to exhibits to Annual Report on Form
      10-K effective July 15, 1991
(15)  Incorporated by reference to exhibits to Annual Report on Form
      10-K effective June 25, 1992
(16)  Incorporated by reference to exhibits of Form 8-K filed January 8,
      1993
(17)  Incorporated by reference to exhibits to Annual Report on Form
      10-K effective May 27, 1993
(18)  Incorporated by reference to exhibits of Form 10-Q filed August
      10, 1993
(19)  Incorporated by reference to exhibits of Form 8-K filed August 19,
      1993
(20)  Incorporated by reference to exhibits of Form 10-Q filed November
      8, 1993
(21)  Incorporated by reference to exhibits of Form 10-Q filed February
      7, 1994
(22)  Incorporated by reference to exhibits of Form 10-K filed June 24,
      1994
(23)  Incorporated by reference to exhibits of Form 10-Q filed August 5,
      1994
(24)  Incorporated by reference to exhibits of Form 10-Q filed November
      8, 1994
(25)  Incorporated by reference to Forms S-8 filed on November 10, 1994