Form 10-K
period 1995-03-25
MAXTOR CORP
filed 1995-06-23
CIK 711039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K
(Mark one)
{X}Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended  March 25, 1995
                           ---------------
or
{ }Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from               to
                               -------------    --------------

Commission file Number:        0-14016
                              ---------

                        Maxtor Corporation
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

        Delaware                               77-0123732
- --------------------------------           --------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

    211 River Oaks Parkway, San Jose, CA               95134
  ----------------------------------------           ----------
  (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (408) 432-1700
                                                     ---------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, $.01 par value
                   ----------------------------
                        (Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes   X        No
        -----         -----

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                     ----------

As of June 2, 1995, 32,800,361 shares of the registrant's Common Stock, $.01 par value, and 19,480,000 shares of the registrant's Class A Common Stock, $.01 par value, were issued and outstanding, respectively. The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant as of June 2, 1995 was $167,229,804, based on the closing price on NASDAQ National Market System reported for such date.

                  DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 1995 Annual Meeting of Stockholders (the Proxy Statement), to be filed within 120 days of the end of the fiscal year ended March 25, 1995, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy is not deemed to be filed as part hereof.

This Annual Report on Form 10-K contains 200 pages of which this is number
1.  The Index to Exhibits begins on page 48.



                                    PART I


Item 1.  BUSINESS

   Maxtor Corporation (Maxtor or the Company) was organized in 1982 and develops, manufactures and markets mass-storage products for desktop and mobile computer systems. Products range from 1.8-inch mobile storage products to 3.5-inch AT drives for the desktop in capacities up to 1.2 gigabytes.

   In March 1989, the Company and Kubota Corporation (Kubota) organized a jointly-owned corporation, Maxoptix Corporation (Maxoptix). On December 26, 1994, the Company entered into an agreement for the sale of the Company's interest in Maxoptix to Kubota Electronics America Corporation, a Delaware company, whose ultimate parent is Kubota. Prior to the sale, Maxtor and Kubota owned 67% and 33% interests in Maxoptix, respectively. The transaction was completed on February 18, 1995. As consideration for the sale, Maxtor received $1.5 million in cash and was relieved of certain liabilities. The Company recorded a gain of approximately $10 million on the sale.

   In November 1994, the Company formed a new wholly-owned subsidiary, IMS International Manufacturing ServicesTM, Ltd. (IMS), whose primary business is contract manufacturing for electronic original equipment manufacturers
(OEMs). The Company's printed circuit board (PCB) assembly plant in Hong Kong formed the foundation of the subsidiary, and a second plant was added in Thailand in May 1995. IMS will not only supply the Company, but a variety of customers, with PCB assemblies, sub-assemblies and fully integrated box-build products.

   In January 1995, the Company announced it had signed a memorandum of understanding for creation of a manufacturing partnership with Hyundai Electronics Industries Co., Ltd. (HEI). In May 1995, the Company entered into a definitive agreement with HEI. Under the terms of the agreement, HEI will manufacture Maxtor-designed hard disk drives for the Company. The two companies plan to begin production at a Korean manufacturing site during summer 1995. The additional manufacturing capacity provided by HEI is intended to supplement current production capacity at the Company's manufacturing plant in Singapore without any capital expenditure on Maxtor's part. The two companies intend to participate in an ongoing exchange of technology to enable HEI to assume a leadership role in disk drive manufacturing and to enable Maxtor to obtain high-quality, low-cost manufacturing capacity. As of June 22, 1995, no compensation has been paid by the Company to HEI under this agreement.


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

   The Company's financial results continue to be heavily dependent on the success of certain products. The Company's strategy in part is focused on accelerating the end-of-life of certain older desktop products and replacing them with new products developed on lower-cost platforms. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results and there can be no assurance that the Company will be successful in such efforts.

Desktop Personal Computer Products

   The 7000 SeriesTM of 3.5-inch disk drives addresses the demand for desktop personal computer (PC) disk drives and presently include a broad range of capacity points from 270 megabytes (MBs) to 1.2 gigabytes (GBs). Current product offerings primarily consist of products which were introduced during fiscal year 1995.

   The value line of 7000 Series 3.5-inch drives were announced initially in the second quarter of fiscal year 1995 and were designed to meet the needs of the highly price-sensitive entry level to mid-range desktop PC market. Initial offerings included the 540MB 7540AV and the 270MB 7270AV. The drives are ATA/IDE interface compatible and use the same technological platform of the Company's previous generation of 7000 Series drives, but were developed on a new, lower-cost electronics architecture.

   In the fourth quarter of fiscal year 1995, the Company began shipping an extension to its 7000 Series, the Excalibur Family of products, which are intended to address the high-end PC market's storage-intensive applications, such as CAD/CAE and multimedia. The 1.2 GB Excalibur 71260A and 1.0GB Excalibur 71050A disk drives feature both enhanced IDE and SCSI interfaces, allowing the Company's 7000 Series value line to be used in both ATA and SCSI-based high-end systems. The design for these products adds a third disk to the design of the 7000 Series platform and feature 429 MBs per disk.

   Also in the fourth quarter of fiscal year 1995, the Company added the 850MB 7850AV and the 425MB 7425AV disk drives, two new capacity points in the Company's 7000 Series value line of 3.5-inch disk drives. The 7850AV combines the low-cost electronics architecture of previously introduced 7000 Series value line of drives with the integrated heads, disks and channel technology developed for the high-end Excalibur 71260A and 71050A products.

   In May 1995, the Company announced a further addition to the 7000 Series of 3.5-inch disk drives. The DurangoTM Family of products is available in capacities of 541MBs, 1.0GBs and 1.6GBs. This family of products offers ATA disk areal density of 400 M/bits per square inch through a refinement of thin film head technology referred to as proximity recording, which reduces head flying height and improves head/media interface signal quality. The 1.6GB drive in particular is intended to meet the increasing storage demands of power-users to fully utilize Internet services and operate storage-intensive multimedia applications. The Company expects to commence volume production of this family of products by the end of the first quarter of fiscal year 1996. Should there be a delay in commencing volume production, a subsequent inability to grow production volumes during fiscal year 1996 or an inability to manufacture the products with competitive costs and quality standards, the Company's results of operations would be adversely affected.

Mobile Computing Products

   The MobileMaxTM Family of products is a line of data storage products intended to address the needs of the emerging mobile computing market and includes the 1.8-inch MobileMax Hard Drives, 1.8-inch MobileMax Lite Hard Drives, MobileMax Flash Memory Cards, and the MobileMax DeskRunnerTM. The growth of this product line has been primarily dependent on the growth of the emerging mobile computing market. The market has been significantly slower to develop than anticipated and the revenue generated by this family of products has been less than anticipated. During the fourth quarter of fiscal year 1995, the Company decided to curtail its research and development efforts related to this particular product family in favor of mainstream disk drive products with stronger market and revenue potential.


MARKETING AND CUSTOMERS

   The Company markets and sells its products through a direct sales force to original equipment manufacturers (OEMs), distributors and other emerging sales channels such as computer specialty retailers and computer superstores. As the market for Maxtor's products has become increasingly segmented, diverse sales channels have developed for different products.

   As a result of volatile business conditions in the personal computer (PC) industry, including the trend toward consolidation among PC manufacturers, sales to OEMs have become increasingly important to the success of the disk drive industry participants. During the third and fourth quarters of fiscal year 1995, the Company's OEM revenue increased to more than 50 percent of total revenue. The Company attributes this growth in part to the Company's value line 3.5-inch 7000 Series drives which were designed to meet the performance and price requirements of the desktop PC market. Although the Company intends to continue in its efforts to increase its share of the OEM market for disk drives, particularly in the marketing of its new products, there can be no assurance that the Company will be successful in such efforts.

   Although there was an increase in OEM revenue during the latter half of fiscal year 1995, as mentioned above, the Company continues to be heavily dependent on the distribution channel. The Company expanded its share of the traditional commercial distribution and consumer retail markets during fiscal year 1995. In particular, the Company signed six new major U.S. retailers during the year, increasing the total number of U.S. retail outlets carrying the Company's products to over 2,000 outlets. The Company currently sells its retail-packaged products directly and through distributors to major retail computer dealers, superstores, warehouse clubs, aggregators and mass merchants nationwide. The Company believes that distributors and retailers are important in supporting a large aftermarket, and that the market for replacement drives in particular should result in the growth of retail sales. Sales to distributors and retailers accounted for approximately one-half of total revenue in fiscal years 1995 and 1994. The Company's dependence on distributors and retailers is greater than most other disk drive producers. This dependence subjects the Company to certain pricing pressures and other factors unique to distribution, including historically higher levels of product returns compared to the levels of returns experienced with OEM customers.

   During fiscal year 1995, no customer accounted for more than 10% of the Company's revenue. During fiscal years 1994 and 1993, sales to International Business Machines, Inc. (IBM) accounted for approximately 24% and 14% of the Company's revenue, respectively.

   As of June 2, 1995, the Company has 31 direct sales persons located in ten offices in the United States, 14 direct sales persons in the Far East located in six offices, and 11 direct sales persons in Europe located in three offices. The Company's export sales represented 48%, 43% and 50% of total revenue in fiscal years 1995, 1994 and 1993, respectively. Approximately 38%, 35% and 57% of export sales were to the Far East in fiscal years 1995, 1994 and 1993, respectively. The balance of export sales was primarily to Europe in each of the three fiscal years.

   For financial data relating to major customers and geographic information refer to Part II, Item 8, Footnote 4 on page 30.


MANUFACTURING AND SUPPLIERS

   The Company has sought to maintain the flexibility necessary to accommodate the continuous changes in product mix and volume requirements resulting from the short product life cycles characteristic of the disk drive industry through a relatively low level of vertical integration and utilizing capital equipment for the manufacture of multiple product lines.

   The Company's disk drive manufacturing operations consist primarily of the final assembly of high-level subassemblies and testing of completed products. The Company manufactures all magnetic disk drive products in volume production at its manufacturing facility located in Singapore and conducts all PCB assembly in its facility in Hong Kong. As discussed earlier, the Company added a plant in Thailand in May 1995 to support the contract manufacturing activities of IMS. The Company recently entered into a manufacturing partnership with HEI under which HEI will manufacture Maxtor-designed hard disk drives for the Company at a Korean manufacturing site. Initial production is expected to commence during summer 1995. The additional manufacturing capacity provided by this HEI-owned facility located in Korea is intended to supplement the current production capacity at the Company's manufacturing plant in Singapore without any capital expenditure on Maxtor's part. In addition to risks typically associated with the concentration of vital operations, foreign manufacturing is subject to additional risks, including changes in governmental policies, transportation delays and interruptions, and the impositions of tariffs and export controls. A disruption of manufacturing operations at the Company's facilities could have an adverse effect on the Company's results of operations and customer relations.

   Pilot production of the Company's products, and cost reduction, quality and product improvement engineering on current products are conducted in the Company's Longmont, Colorado facilities. When a new product or a design change to a current product is ready for volume production, it is transferred from the Longmont, Colorado facilities to the Company's Far East manufacturing facilities.

   Since the Company's manufacturing operations consist primarily of the final assembly of subassemblies, the quality and yield of the Company's products are highly dependent on the Company's ability to obtain large volumes of high-quality components and sub-assemblies. In the past, the Company's operating results have been adversely affected by higher costs relative to its competitors, production delays and quality problems resulting from its inability to obtain certain key components and by the failure of certain components to meet requisite quality standards. In the first quarter of fiscal year 1995, in particular, the Company's revenue declined primarily as a result of a shortage of a key component for the Company's 7000 Series product line supplied by a sole source vendor who was experiencing production problems. There can be no assurance that the Company will not experience similar problems in the future.

   While the Company has qualified and continues to qualify multiple sources for many components, it is reliant on, and will continue to be reliant on, single sources for many semi-custom and custom integrated circuits and other key components. The Company does not have long-term supply contracts with most of its single source vendors, some of which are companies with limited financial and operational resources. The Company intends to continue to pursue qualification of alternative sources for single source components where practicable; the Company believes, however, that it will have to continue to utilize leading edge components which may only be available from a single source. The Company periodically receives communications from vendors that they may be unable to supply required volumes of certain key components. With the expansion of production experienced by the disk drive industry during fiscal year 1995, shortages of certain key components for the disk drive industry have increased. The Company has experienced shortages during fiscal year 1995 and the Company expects it is likely that industry shortages and cost increases of key components will continue into future quarters. The Company will continue to aggressively work with its vendor base to minimize its exposure. There can be no assurance, however, that the Company will be successful in such efforts or that in the future the Company's vendors will meet the Company's requirements for required volumes of high-quality components in a timely and cost effective manner.
In addition, there can be no assurance that the Company's operating results or customer relationships will not be adversely affected by production delays, including delays in bringing new products into volume production in a timely manner, resulting from an interruption or reduction in its supply of any key components, excessive rework costs associated with defective or substandard components, or its inability to obtain continued reduction of component costs.


RESEARCH AND DEVELOPMENT

   As previously mentioned, the Company participates in an industry that is characterized by rapid technological change and short product life cycles. The Company's ability to compete effectively will depend on, among other things, its ability to anticipate such change. To compete effectively, the Company has and will continue to devote substantial resources to developing high-quality products which address the needs of expanding segments of the disk drive market and which can be produced in volume on a cost effective basis.

   The Company has focused its efforts on developing products that incorporate components which may be shared by a broad range of products, thereby reducing the time to develop a product and the cost of components. The Company believes that the integration of low-cost manufacturing design into the development of a broad range of the Company's products, combined with its ability to utilize common platforms and electronics within product families will enable the Company to compete more effectively.

  The Company believes that success in developing smaller form factors, increasing storage capacities, increasing performance and lowering cost depends in part on developing and incorporating new data storage technologies into the Company's products. While the Company believes that it needs to utilize new technologies in order to achieve technology and product leadership, to the extent that such development efforts result in more advanced technology and components, it may be more difficult to transition disk drives to volume manufacturing or to obtain acceptable production yields.

   In connection with the Company's restructuring plan initiated in the fourth quarter of fiscal year 1994, the Company consolidated its research and development (R&D) activities in Longmont, Colorado, which eliminated the need for certain facilities in San Jose, California, and also resulted in a substantial reduction in headcount associated with R&D and related activities previously conducted in San Jose. R&D expenses declined in fiscal year 1995 as compared to fiscal year 1994 as a result of these actions. In fiscal years 1995, 1994 and 1993, respectively, the Company's R&D expenses amounted to $60.8 million, $97.2 million and $112.6 million, respectively. In order to effectively implement its product strategy, the Company intends to continue to make significant investments in R&D. R&D spending in absolute dollars is expected to increase in fiscal year 1996 because the Company believes that it must continue to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its success. Although the Company has no technology purchases currently planned, R&D expenses may fluctuate in the future resulting from the cost of acquiring rights to new technologies.


COMPETITION

   The disk drive industry is intensely competitive and is subject to rapid technological change and short product life cycles as data storage manufacturers continually strive for smaller form factors, larger storage capacities, higher performance and lower cost. The principal competitive factors in the disk drive industry include time-to-volume production, price, customer service, storage capacity, quality and performance. In addition, smaller form factors, height, power consumption, ruggedness and interfaces are important competitive factors. Many of the Company's competitors have greater financial, marketing and technological resources than the Company and there can be no assurance that the Company will be able to compete effectively. In particular, most of the Company's competitors have significantly higher cash reserves than the Company which may enable them to better withstand the competitive factors inherent in the disk drive industry.

   Shorter product life cycles increase the importance of the Company's ability to successfully manage product transitions. The Company has been less successful than its competitors in managing product transitions, and successful new products introduced by competitors have tended to displace older products, including the Company's products. The failure to adequately manage product transitions could result in the loss of market opportunities, decreased sales of existing products, cancellation of products or product lines, the accumulation of obsolete and excess inventory and unanticipated charges related to obsolete capital equipment. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results, and there can be no assurance that the Company will be successful in such efforts.

   Industry participants include both independent suppliers and large computer manufacturers that both supply their own internal requirements and sell disk drives to third parties. Sales by such large computer manufacturers to third parties are an increasingly important factor in the market. Bringing new products to market on a timely basis has become increasingly critical to competing in this market environment. When a new product is not brought to market on a timely basis, the selling price of older products generally must be reduced in order to compete effectively with competitors' new products, which are being produced at lower costs. If competitors introduce products which offer greater capacity, better performance, lower prices or any combination of these factors, or if certain customers produce more disk drives for internal use, the Company's results of operations would be adversely affected.

   The Company presently competes primarily with independent manufacturers of 3.5-inch disk drives, including companies such as Conner Peripherals, Quantum, Seagate Technology and Western Digital. The Company also competes directly and indirectly with disk drive divisions of large computer manufacturers such as Fujitsu, Hewlett-Packard, Hitachi, NEC, Toshiba and IBM. Should other major OEMs develop disk drive manufacturing capabilities, the demand for the Company's products could be reduced.


BACKLOG

   The Company's sales are primarily made for delivery of standard products according to standard purchase orders. Delivery dates are specified by purchase orders, such orders may be subject to change or cancellation by the customer without significant penalties. The quantity actually purchased, as well as the shipment schedules, therefore, are frequently revised to reflect changes in the customer's needs. At times when price competition is intense and price moves are frequent, the Company believes that most customers may place purchase orders below their projected needs, or delay placing or even cancel purchase orders with the expectation that future price reductions may occur. Conversely, at times when industry-wide production is believed to be insufficient to meet demand, the Company believes that certain customers may place purchase orders beyond their projected needs in order to maintain a greater portion of product allocation. In light of these factors, backlog as of any particular date may not be indicative of the Company's actual revenues for any succeeding period, and, therefore, are not material to an evaluation of the Company's future revenue.


PATENTS AND LICENSES

   The Company has been granted approximately 85 U.S. and foreign patents related to disk drive products and technology. The Company has additional patents pending in the United States and foreign countries. The Company has entered into cross-license agreements with certain of its competitors and has discussed entering into cross-licenses with others.

   As in other sectors of the electronics industry, the disk drive industry has been characterized by significant litigation relating to patent and other intellectual property rights. Many patents have been issued in the United States and foreign countries covering disk drive products and their manufacture. These patents have been issued both to competitors of the Company and to parties who are not disk drive vendors. The Company has received notices from competitors and other patent holders claiming infringement by the Company and litigation has been commenced related to one such claim, made by Rodime plc (Rodime) and described below. There can be no assurance that other litigation will not be commenced based upon such claims or that additional claims of patent infringement will not be made against the Company in the future, nor can there be any assurance that the Company would be able to obtain a license under the patents asserted or that any such license, if available, would be offered on terms acceptable to the Company. Adverse resolution of litigation based upon claims of patent infringement could subject the Company to substantial liabilities and require the Company to refrain from manufacturing or selling certain of its products in the country where the patents were issued.

   As part of the acquisition of the MiniScribe business in June 1990, the Company was assigned a patent license agreement between MiniScribe and Rodime PLC, a United Kingdom company, covering patents related to 3.5-inch disk drives. The Company believes that the assignment was valid. However, Rodime has taken the position that the assignment was invalid and would not in any event cover 3.5-inch drives manufactured and sold by the Company before the acquisition of MiniScribe's assets. See Legal Proceedings.


WARRANTY AND SERVICE

   The Company currently warrants its products against defects in parts and labor for varying periods from the date of shipment with an additional 3 months allowed for distributors to account for "shelf life". The 7000 Series of disk drives are warranted for a period of 12 or 24 months after shipment depending on the product. MobileMax disk drives are warranted for a period of 12 months after shipment.

   Products are generally repaired or refurbished by the Company's Singapore facility. The Company operates a European drive exchange center in Ireland, a domestic drive exchange center in San Jose, California and an Asian drive exchange center in Singapore.


EMPLOYEES

   As of June 2, 1995, the Company had approximately 7,130 employees, of whom approximately 1,190 were located in the United States, 70 in Europe and 5,870 in the Far East. Of the employees, approximately 6,130 were engaged in manufacturing and quality assurance and 605 in research and development.

   The Company believes that its future success will depend on its ability to continue to attract and retain a team of highly motivated and skilled individuals. None of the Company's employees are represented by a labor organization. The Company believes that its employee relations are positive.


EXECUTIVE OFFICERS

   The following table lists the executive officers of the Company and their ages as of June 2, 1995. There are no family relationships between any director or executive officer of the Company. Executive officers serve at the discretion of the Board of Directors.

 Name                     Age  Position with the Company
- ------------------------  ---  ---------------------------------------------
 Mong Hun Chung           46   Chairman of the Board
 Dr. Chong Sup Park       47   President, Chief Executive Officer
                                 and Director
 Dr. Richard D. Balanson  46   Executive Vice President, Chief Technical
                                 Officer and Director
 Gary Galusha             50   Senior Vice President, Marketing and
                                 Strategic Accounts
 Katherine Curtin Young   55   Senior Vice President, Worldwide
                                 Operations
 Robert G. Behlman        51   President and Chief Executive Officer, IMS
                                 International Manufacturing Services, Ltd.
 Nathan Kawaye            42   Vice President, Finance, Corporate
                                 Controller and Chief Accounting Officer
 William M. Hake          42   Vice President, Worldwide Sales and Product
                                 Line Management
 Glenn H. Stevens         44   Vice President, General Counsel and
                                 Secretary
 Dr. Kimberly Cuff        36   Vice President, Human Resources
 Nelson Diaz              45   Vice President, Quality

   Mong Hun Chung was elected Chairman of the Board in February 1994. Mr. Chung has been Chairman of the Board of Directors of Hyundai Electronics Industries Co., Ltd. in Korea since January 1992. He was President of Hyundai Electronics Industries Co., Ltd. in Korea from February 1984 to December 1991. Currently, Mr. Chung is also Vice Chairman of Hyundai Merchant Marine Co., Ltd. and holds directorship positions on the boards of other Hyundai Business Group companies.

   C.S. Park was elected President and Chief Executive Officer of Maxtor in February 1995. Previously, Dr. Park was President and Chief Executive Officer at Axil Computer, Inc., a workstation computer manufacturer, in San Jose, He also held various management positions with Hyundai Electronics Industries Co., Ltd., including the position of Senior Vice President, Semiconductor Sales and Marketing, which he held from 1990 to 1992. From 1985 to 1989, Dr. Park was President and Chief Executive Officer of Hyundai Electronics America.

   Richard D. Balanson was elected a director of Maxtor in October 1994. Dr. Balanson was appointed Executive Vice President and Chief Technical Officer in October 1994. He joined Maxtor in August 1994 as Vice President and Chief Technical Officer. Prior to joining Maxtor, Dr. Balanson was President and Chief Operating Officer of Applied Magnetics Corporation from 1992 to 1994. From 1975 until 1992, he served in several managerial positions with International Business Machines Corporation ("IBM"), where his last position included the management of IBM's mid-range and high-end disk drive development and manufacturing groups.

   Gary Galusha joined the Company as Vice President, North American Sales in July 1990 and served as Vice President, Worldwide Sales from January 1991 to January 1995, at which time he was named Senior Vice President, Marketing and Strategic Accounts. Prior to joining the Company, Mr. Galusha served as the vice president of U.S. and European sales and other positions, including service as an officer, at MiniScribe from October 1986 until July 1990, at which time Maxtor purchased the assets of MiniScribe subsequent to MiniScribe's bankruptcy filing.

   Katherine Curtin Young joined the Company as Senior Vice President of Worldwide Materials in August 1994 and was promoted to Senior Vice President, Worldwide Operations in January 1995. From February 1993 to July 1994, Ms. Young was president of worldwide supplier management at AST Research Inc., a supplier of desktop, file server and notebook computers. From September 1988 to January 1993, Ms. Young served as vice president, corporate materials at Conner Peripherals, a disk drive manufacturer.

   Robert G. Behlman joined the Company in November 1994 as President and Chief Executive Officer of IMS. From May 1994 to October 1994, Mr. Behlman had a private consulting business. From September 1992 to April 1994, Mr. Behlman was chief operating officer at Sanmina Corp., an integrated contract manufacturer. From August 1988 to August 1992, Mr. Behlman held various executive management positions in marketing and operations at SCI Systems, a contract manufacturer.

   Nathan Kawaye joined the Company as Vice President, Finance and Financial Planning & Analysis in November 1991. In October 1994, Mr. Kawaye was appointed Vice President, Finance and Corporate Controller. In April 1995, Mr. Kawaye was named Vice President, Finance, Corporate Controller and Chief Accounting Officer. Prior to joining the Company, he served as vice president, finance & administration and chief financial officer of Sigma Circuits Incorporated, a printed circuit board manufacturer, from May 1989 to October 1991.

   William M. Hake joined the Company as Vice President, Product Management in July 1990. In January 1995, Mr. Hake was named Vice President, Worldwide Sales and Product Line Management. From May 1989 to June 1990, Mr. Hake served as the vice president of sales and marketing at MiniScribe. From July 1985 to July 1990, Mr. Hake held various sales, marketing and product management positions, including service as an officer, at MiniScribe until July 1990, at which time Maxtor purchased the assets of MiniScribe subsequent to MiniScribe's bankruptcy filing.

   Glenn H. Stevens joined the Company as Vice President, General Counsel and Secretary in June 1994. From August 1992 to May 1994, Mr. Stevens had a private law practice. From 1979 to August 1992, he held various legal positions at U S West, Inc., a telecommunications products and services provider, including chief counsel and secretary for its research and development organization and chief intellectual property counsel for the family of U S West companies.

   Dr. Kimberly Cuff joined the Company as Vice President, Human Resources in March 1995. From June 1985 to February 1995, Dr. Cuff held various positions at Western Digital Corporation, a disk drive manufacturer, most recently as director of human resources.

   Nelson Diaz joined the Company as Vice President, Quality in March 1995. From October 1976 to February 1995, Mr. Diaz held various positions at Digital Equipment Corporation (DEC), a personal computer and information systems supplier, including engineering, manufacturing and quality management positions; his most recent position was division quality manager of DEC's components division.


INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES, AND FINANCIAL INFORMATION

   The Company operates in a single industry segment: the development, manufacture and marketing of data storage products for desktop and mobile computer systems. It has a worldwide sales, service and distribution network. The Company markets and sells its products through a direct sales force to OEMs, distributors and other emerging sales channels. For financial information relating to foreign and domestic operations and export sales refer to Part II, Item 8, Footnote 4, on page 30.



Item 2.  PROPERTIES

   The Company's administrative offices are located in San Jose, California and its research and development facilities are located in Longmont, Colorado. These facilities are leased. The Company's manufacturing facilities include a disk drive manufacturing facility in Singapore and a PCB assembly facility in Hong Kong. In May 1995, another facility was added in Thailand to support the contract manufacturing activities of IMS. The Company owns and occupies a 384,000 square-foot building in Singapore which is situated on land leased through the year 2016 (subject to an option to renew for an additional 30 years). All other facilities located in Singapore, Hong Kong and Thailand are leased.

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

   Certain other claims, including other patent infringement claims, against the Company have arisen in the course of its business. There is presently no litigation involving such claims, and the Company believes the outcome of these claims and the claim concerning Rodime described above will not have a material adverse effect, if any, on the Company's financial position, results of operations or cash flows.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended March 25, 1995.



                                PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   Maxtor has two classes of stock issued and outstanding: common stock, with a $.01 par value; and Class A common stock, also with a $.01 par value. Maxtor common stock is designated on the National Market System of NASDAQ under the symbol MXTR. There is no established public trading market for Class A common stock.

   As of June 2, 1995, Maxtor had 1,823 holders of record of common stock and 4 holders of record of Class A common stock.

   For the range of high and low closing prices in the National Market System of NASDAQ for the fiscal quarters of the two most recent fiscal years ended March 25, 1995 and March 26, 1994, refer to Part II, Item 6, Selected Financial Information, on page 11

   For the dividend policy of the Company, refer to Part II, Item 7, Dividend Policy, on page 21.



Item 6. SELECTED FINANCIAL INFORMATION (In thousands, except per share amounts)

- -----------------------------------------------------------------------------
ANNUAL
- -----------------------------------------------------------------------------
Fiscal year        March 25,  March 26,   March 27,   March 28,    March 30,
   ended             1995       1994        1993        1992         1991
- -----------------------------------------------------------------------------
Revenue            $ 906,799  $1,152,615  $1,442,546  $1,037,481   $ 871,305
Income (loss)
  from operations    (76,026)   (247,921)     53,968      12,304     (49,077)
Net income (loss)    (82,222)   (257,589)     46,112       7,149     (45,429)
Net income (loss)
  per share:
    - primary          (1.63)      (8.00)       1.46        0.27       (1.89)
    - fully diluted    (1.63)      (8.00)       1.46        0.24       (1.89)
Total assets         381,847     492,375     579,113     445,182     453,856
Long-term debt and
  capital lease
  obligations due
  after one year     101,967     107,393     119,868     110,744     128,066
Minority interest          -           -           -       1,023       8,201
- -----------------------------------------------------------------------------


QUARTERLY (Unaudited)
- -----------------------------------------------------------------------------
Fiscal quarter        March 25,      Dec. 24,     Sept. 24,       June 25,
     ended            1995 <F3>       1994          1994           1994
- -----------------------------------------------------------------------------
Revenue             $       275,947 $  238,174  $    174,368  $     218,310
Gross margin                 27,474     21,328       (16,696)        24,024
Net income (loss)             1,119    (16,435)      (54,717)       (12,189)
Net income (loss)
  per share <F1>               0.02      (0.32)        (1.09)         (0.24)
Price range per
  common share <F2> $6.3125-$4.0625 $5.75-$3.25 $5.50-$4.3125 $7.875-$4.6875
- ------------------------------------------------ ----------------------------



- -----------------------------------------------------------------------------
Fiscal quarter         March 26,     Dec. 25,     Sept. 25,       June 26,
     ended               1994         1993          1993           1993
- -----------------------------------------------------------------------------
Revenue            $      260,397  $   318,098  $    313,546  $      260,574
Gross margin               29,696      (53,633)      (10,453)        (18,009)
Net loss                   (4,482)    (121,305)      (59,623)        (72,179)
Net loss per
  share  <F1>               (0.11)       (4.12)        (2.02)          (2.50)
Price range per
  common share <F2>$5.4375-$8.3125 $4.625-$6.75 $4.50-$6.6875 $6.0625-$8.0625
- -----------------------------------------------------------------------------

<F1>  Primary net income (loss) per share is the same as fully diluted net income (loss) per share.

<F2>  Price range is based on the quarterly high and low closing prices as quoted from NASDAQ.

<F3>  Net income included non-recurring income of approximately $10.2 million primarily related to the gain on the sale of the Company's interest in Maxoptix Corporation.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

General
Since its inception in 1982, Maxtor Corporation (Maxtor or the Company) has been subject to the highly cyclical nature of the disk drive industry. During most of fiscal year 1994, the disk drive industry experienced intense price competition and excess industry capacity, which resulted in lower revenue for the Company. This, coupled with the Company's decision in the latter half of fiscal year 1994 to discontinue certain unprofitable products, resulted in a decline in revenue from $1.4 billion for fiscal year 1993 to $1.2 billion for fiscal year 1994. Although competitive pricing pressures continued during fiscal year 1995, general industry conditions improved. However, the Company's fiscal year 1995 revenue continued to decline to approximately $907 million as a result of a number of factors.

In the first quarter of fiscal year 1995 revenue declined primarily as a result of a shortage of a key component for the Company's 7000 SeriesTM product line supplied by a sole source vendor who was experiencing production problems. During the second quarter, revenue continued to decline as a result of industry-wide pricing pressures coupled with the Company's product mix of predominantly lower-capacity products which were nearing end-of-life while the industry began transitioning to new, higher-capacity products. As the year progressed, revenue increased in the third and fourth fiscal quarters as a result of an improvement in product mix to the Company's newer, higher-capacity products, as well as a substantial increase in unit volumes. During the fourth quarter, however, pricing pressures intensified for certain products and in certain markets, offsetting in part the favorable impact of product mix and unit volume growth. Although the Company expects that price erosion for certain products will continue during fiscal year 1996 at a level near or below the erosion experienced in the fourth quarter of fiscal year 1995, there can be no assurance that price erosion will not increase substantially.

The Company incurred quarterly losses in each of the quarters of fiscal year 1994 and through the third quarter of fiscal year 1995. Such losses through the third quarter of fiscal year 1994 were primarily the result of intense price competition and excess industry capacity, as mentioned above, and the Company's inability to bring certain products to market in a timely and cost effective manner. The Company began to experience an increase in demand during the third quarter of fiscal year 1994, with most products in short supply and price reductions easing. Although general industry conditions began to improve during that quarter and continued through fiscal year 1995, the Company continued to incur losses. The Company's losses were due, in part, to continuing cost and time-to-market issues with regard to its new products, including the high start-up costs associated with developing and commencing volume production on the 1.8-inch form factor products. In addition, during fiscal year 1995, the disk drive industry was transitioning to new, higher-capacity products while the Company was shipping the lower-capacity products which were delayed by the component shortage mentioned earlier. This shift in market demand created additional pricing pressures on the Company's lower-capacity products.

Although most of the Company's competitors were profitable during the latter half of fiscal year 1994 and through fiscal year 1995, the Company was not profitable until the fourth quarter of fiscal year 1995. The Company's net income of approximately $1.1 million for the fourth quarter of fiscal year 1995 included non-recurring income of approximately $10.2 million primarily related to the gain on the sale of the Company's interest in Maxoptix
Corporation (Maxoptix). Given the uncertainties confronting the Company, including pricing pressures and other competitive factors, component availability, cost and time-to-market issues with regard to its new products, and general industry conditions, the Company does not expect to be profitable during the first quarter of fiscal year 1996 and the Company cannot provide any assurance as to its profitability during fiscal year 1996.

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

The Company's financial results continue to be heavily dependent on the success of certain products. The Company's strategy in part is focused on accelerating the end-of-life of certain older desktop products and replacing them with new products developed on lower-cost platforms. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results and there can be no assurance that the Company will be successful in such efforts.

The disk drive industry is intensely competitive and significant price erosion is typical during the life of a product. Industry participants include both independent suppliers and large computer manufacturers that both supply their own internal requirements and sell disk drives to third parties. Sales by such large computer manufacturers to third parties are an increasingly important factor in the market. Bringing new products to market on a timely basis has become increasingly critical to competing in this market environment. When a new product is not brought to market on a timely basis, the selling price of older products generally must be reduced in order to compete effectively with competitors' new products, which are being produced at lower costs. If competitors introduce products which offer greater capacity, better performance, lower prices or any combination of these factors, or if certain customers produce more disk drives for internal use, the Company's results of operations would be adversely affected. Many of the Company's competitors have greater financial and other resources and broader product lines than the Company with which to compete in this environment. Due to the narrowness of the Company's product offerings relative to its competition, any delay in bringing a product to market will have a more significant adverse effect on the Company's results of operations than a similar delay would have on its competitors' results of operations.

As a result of volatile business conditions in the personal computer (PC) industry, including the trend toward consolidation among PC manufacturers, sales to original equipment manufacturers (OEMs) have become increasingly important to the success of the disk drive industry participants. Although the Company intends to continue in its efforts to increase its share of the OEM market, there can be no assurance that the Company will be successful in such efforts. Although there was a substantial increase in OEM revenue during the latter half of fiscal year 1995 compared to the first half, the Company continues to be heavily dependent on the distribution channel, which subjects the Company to certain pricing pressures and other factors unique to that channel, including historically higher levels of product returns compared to the levels of returns experienced with OEM customers.

The quality and yield of the Company's products is highly dependent on the Company's ability to obtain high-quality components and sub-assemblies, and its internal manufacturing processes. In the past, the Company's operating results have been affected by production delays and quality problems resulting from its inability to obtain certain key components and by the failure of certain components to meet requisite quality standards. However, the Company has implemented a number of programs to improve the quality of its key components and subassemblies, and its internal manufacturing processes. As a result of these efforts, the Company has made significant strides in improving the quality of its products. The Company believes that it must continue to focus on product quality to improve its competitive position in the disk drive industry.

The Company's manufacturing process requires large volumes of high-quality and low-cost components supplied by outside suppliers. The Company periodically receives communication from vendors that they may be unable to supply required volumes of certain key components. While the Company has qualified and continues to qualify multiple sources for many components, it is reliant on, and will continue to be reliant on, single sources for many semi-custom and custom integrated circuits and other key components. The Company does not have long-term supply contracts with most of its single source vendors, some of which are companies with limited financial and operational resources. The Company intends to continue to pursue qualification of alternative sources for single source components where practicable; the Company believes, however, that it will have to continue to utilize leading edge components which may only be available from a single source. With the expansion of production experienced by the disk drive industry during fiscal year 1995, shortages of certain key components for the disk drive industry have increased, the Company has experienced shortages during fiscal year 1995, and the Company expects that industry shortages and increased costs of key components will continue into future quarters. The Company will continue to aggressively work with its vendor base to minimize its component supply exposure. There can be no assurance, however, that the Company will be successful in such efforts or that in the future the Company's vendors will meet the Company's needs for required volumes of high-quality components in a timely and cost effective manner.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994
- ----------------------------------------------------------------------
(In millions)                    March 25,     March 26,
Fiscal year ended                  1995          1994         Change
- ----------------------------------------------------------------------
Revenue                          $  906.8      $ 1,152.6     $ (245.8)

Gross margin                     $   56.1      $   (52.4)    $  108.5
  As a percentage of revenue          6.2%          (4.5%)

Net loss                         $  (82.2)     $  (257.6)    $  175.4
  As a percentage of revenue         (9.1%)        (22.3%)

Net loss per share               $  (1.63)     $   (8.00)    $   6.37
- ----------------------------------------------------------------------


Revenue
Revenue for fiscal year 1995 decreased by 21.3% from the prior fiscal year generally as a result of competitive pricing pressures, offset in part by an increase in unit volumes and a shift in product mix to higher-capacity product offerings. Average unit selling prices, in terms of megabyte per dollar, dropped substantially during fiscal year 1995. The rate of sequential quarter-to-quarter decline in average unit selling prices ranged from approximately 15% - 20% for the first two quarters of fiscal year 1995, to less than 10% for the third quarter of fiscal year 1995, and intensified again during the fourth quarter of fiscal year 1995 to approximately 15%.
Unit volumes increased modestly during fiscal year 1995 with the most significant growth occurring during the second half of the fiscal year.

Quarterly revenue declined during the first quarter of fiscal year 1995 from the previous quarter as a result of the significant shortage in required volumes of a key component described earlier and also as a result of the Company's decision in the latter half of fiscal year 1994 to discontinue certain unprofitable products. Quarterly revenue continued to decline during the second quarter of fiscal year 1995 as the disk drive industry was transitioning to new, higher-capacity products while the Company was shipping the lower-capacity products nearing end-of-life which were delayed by the component shortage. During the third quarter of fiscal year 1995 revenue increased over the second quarter of fiscal year 1995 as a result of a reduction in the rate of decline of average unit selling prices, a 30% increase in unit volumes and an improvement in product mix. The increase in quarterly revenue continued for the fourth quarter of fiscal year 1995 as a result of continued improvement in product mix coupled with an increase in unit volumes of nearly 25% over the previous quarter, offset in part by intensified pricing pressures on certain products.

During fiscal year 1995, the Company did not have any customer which accounted for 10% or greater of the Company's revenue. During fiscal year 1994, the Company had one customer which accounted for approximately 24% of the Company's revenue.

Gross margin
Gross margin as a percentage of revenue increased to 6.2% for fiscal year 1995 from (4.5%) for fiscal year 1994. During fiscal year 1994, the Company recorded special charges amounting to $68.9 million in Cost of Revenue consisting of estimated costs associated with the termination of certain products, a reduction in manufacturing capacity, write downs of inventory and equipment that were no longer productive, and related future commitments to third parties. Excluding the special charges of $68.9 million, gross margin for fiscal year 1994 was 1.4%.

The increase in gross margin for fiscal year 1995 as compared to the prior fiscal year, excluding special charges of $68.9 million, was primarily attributable to a shift in product mix to higher-capacity, higher-margin products and a modest increase in unit volume, offset in part by competitive pricing pressures. The increase in gross margin also is the result of the Company's decision in the third quarter of the prior fiscal year to discontinue certain unprofitable products.

During the first half of fiscal year 1995, product mix was primarily comprised of the Company's older, lower-capacity products which were nearing end-of-life and generally contributing at a zero gross margin. The Company's product mix for the second half of fiscal year 1995 primarily was comprised of its value-line 7000 Series one-inch drives which were developed on a lower-cost platform and, to a lesser extent, the new, higher-capacity, higher-margin, 850 megabyte - 1.2 gigabyte drives shipped in volume during the fourth quarter. In part offsetting the improvement in gross margin, the Company recorded a charge of $6.4 million to Cost of Revenue during the fourth quarter of fiscal year 1995 for the write down of inventory and fixed assets, and expensing certain commitments to third parties associated with the Company's 1.8-inch product line. The charge resulted from the Company's decision during the fourth quarter of fiscal year 1995 to discontinue manufacturing and curtail development efforts related to this particular product line in favor of mainstream disk drive products with stronger market and revenue potential.

The Company will continue its efforts to reduce its average unit manufacturing costs and to introduce and produce in volume new higher-margin products in an effort to improve gross margin during fiscal year 1996. However, there can be no assurance that average unit selling prices will not decline at a more rapid rate or that the Company will be successful in its efforts to improve gross margin. In addition, given the cyclical nature of the disk drive industry, there can be no assurance that the Company will be able to sustain its current gross margin.

Operating expenses
- -------------------------------------------------------------------------
(In millions)                         March 25,   March 26,
Fiscal year ended                       1995        1994        Change
- -------------------------------------------------------------------------
Research and development              $  60.8     $   97.2     $  (36.4)
  As a percentage of revenue              6.7%         8.4%

Selling, general and administrative   $  81.6     $   78.9     $    2.7
  As a percentage of revenue              9.0%         6.8%

Restructuring and other               $ (10.2)    $   19.5     $  (29.7)
  As a percentage of revenue             (1.1%)        1.7%
- -------------------------------------------------------------------------

Research and development (R&D)
R&D expenses decreased from the prior fiscal year primarily due to the consolidation of the Company's R&D activities in Longmont, Colorado during the fourth quarter of fiscal year 1994 in connection with the Company's restructuring plan. This consolidation eliminated the need for certain facilities in San Jose, California, and also resulted in a substantial reduction in headcount associated with R&D and related activities previously conducted in San Jose.

R&D spending in absolute dollars is expected to increase during fiscal year 1996 because the Company believes that it must continue to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its future success. Although the Company has no technology purchases currently planned, R&D expenses may fluctuate in the future resulting from the cost of acquiring rights to new technologies.

Selling, general and administrative (SG&A)
SG&A expenses increased as a percentage of revenue in fiscal year 1995 compared to the prior fiscal year primarily due to the decline in the revenue base. SG&A spending in absolute dollars increased modestly as a result of higher advertising costs and an increase in bad debt expense, offset in part by lower general and administrative costs, particularly headcount related, as a result of the Company's restructuring plan initiated during fiscal year 1994. The Company has ongoing efforts to control costs and expenditures and reduce SG&A expenses in future quarters, however, there can be no assurance that the Company will be successful in such efforts.

Restructuring and other
During the third quarter of fiscal year 1995 the Company entered into an agreement for the sale of the Company's interest in Maxoptix to Kubota Electronics America Corporation, a Delaware company, whose ultimate parent is Kubota Corporation (Kubota). Prior to the sale, Maxtor and Kubota owned 67% and 33% interests in Maxoptix, respectively. The transaction was completed during the fourth quarter of fiscal year 1995. As consideration for the sale, the Company received $1.5 million in cash and was relieved of certain liabilities. The Company recorded a gain of approximately $10.0 million on the sale.

The Company recorded a restructuring charge of $19.5 million in the third quarter of fiscal year 1994. The restructuring plan provided for the consolidation and streamlining of certain operations and administration. The plan provided for a worldwide headcount reduction of approximately 500 employees, which was substantially completed during February 1994. The
Company's  research  and  development activities were  consolidated  at  its
Longmont,  Colorado  facilities,  which  eliminated  the  need  for  certain facilities in San Jose, California. In addition, the Company's actions eliminated the need for certain manufacturing facilities in Singapore. The charge consisted of approximately $11.8 million in estimated costs related to the worldwide reduction in headcount and approximately $7.7 million associated with facility consolidations, including lease and other obligations on certain facility leases. As of March 25, 1995, the Company has completed all of its restructuring actions. As a result of these actions, worldwide headcount was reduced by approximately 500 employees from manufacturing, research and development, sales, marketing and administrative functions and facilities space was reduced by approximately 350,000 square feet. The Company's savings from operations as a result of these actions amounted to approximately $9.0 million per quarter, beginning with the quarter ended March 26, 1994. Certain actions were completed at a cost which was slightly higher or lower than originally estimated. On a net basis, total actual costs were lower than originally estimated by approximately $0.2 million. The net adjustment of approximately $0.2 million was recorded to Restructuring and Other during the fourth quarter of fiscal year 1995 upon completion of the Company's restructuring actions.

The following table presents a roll-forward reconciliation of the activity in the restructuring accrual balance from December 25, 1993 to March 25, 1995:

                                       Severances,  Rent and
                                       benefits     other
                                       and other    facilities-
                                       headcount-   related
                                       related      charges
(In thousands)                         charges                     Total
- ----------------------------------------------------------------------------
December 1993 restructuring charges    $ 11,769     $  7,731      $ 19,500
Cash expenditures                        (8,891)      (1,744)      (10,635)
- ----------------------------------------------------------------------------
Balance at March 26, 1994                 2,878        5,987         8,865
- ----------------------------------------------------------------------------

Cash expenditures                        (2,474)      (5,682)       (8,156)
Adjustments                                (404)         197          (207)
- ----------------------------------------------------------------------------
Balance at March 25, 1995              $      -     $    502      $    502
============================================================================

At March 25, 1995, the Company had $502,000 of accrued restructuring charges remaining related to recurring payments under certain non-cancelable operating leases. The Company expects to expend cash for these items during fiscal year 1996.

Interest expense and interest income
- -----------------------------------------------------------------
(In millions)             March 25,     March 26,
Fiscal year ended           1995          1994          Change
- -----------------------------------------------------------------
Interest expense          $  8.4        $  10.1        $  (1.7)

Interest income           $  4.2        $   2.3        $   1.9
- -----------------------------------------------------------------

Interest expense decreased as a result of lower average borrowings outstanding during fiscal year 1995 as compared to the prior fiscal year. Interest income increased as a result of higher cash and short-term investments balances during fiscal year 1995 as compared to the prior fiscal year.

Provision for income taxes
- -----------------------------------------------------------------------
(In millions)                    March 25,     March 26,
Fiscal year ended                  1995          1994          Change
- -----------------------------------------------------------------------
Provision for income taxes       $   2.0       $   1.9         $   0.1
- -----------------------------------------------------------------------

The provision for income taxes consists primarily of foreign taxes. The Company's effective tax rate for fiscal year 1995 differs from the combined federal and state rate due to the repatriation of foreign earnings absorbed by current year losses and the Company's U.S. operating losses not providing current tax benefits, offset in part by the tax savings associated with the Company's Singapore operations and valuation of temporary differences. Income from the Singapore operations is not taxable in Singapore as a result of the Company's pioneer tax status. The Company's effective tax rate for fiscal year 1994 is below the combined federal and state rate due to the repatriation of foreign earnings absorbed by current year losses, the Company's U.S. operating losses not providing current tax benefits and valuation of temporary differences, offset in part by the tax savings associated with the Company's Singapore operations.


FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993

- -------------------------------------------------------------------------
(In millions)                    March 26,      March 27,
Fiscal year ended                  1994           1993          Change
- -------------------------------------------------------------------------
Revenue                         $ 1,152.6      $ 1,442.5      $ (289.9)

Gross margin                    $   (52.4)     $   265.1      $ (317.5)
  As a percentage of revenue         (4.5%)         18.4%

Net income (loss)               $  (257.6)     $    46.1      $ (303.7)
  As a percentage of revenue        (22.3%)          3.2%

Net income (loss) per share     $   (8.00)     $    1.46      $  (9.46)
- -------------------------------------------------------------------------

Revenue
Unit sales of the Company's 7000 Series disk drives accounted for a significant portion of the Company's revenue during both fiscal years and increased modestly during fiscal year 1994 over fiscal year 1993. However, these product offerings, particularly 100-200 megabyte products, were subject to intense price competition and excess industry capacity during most of the first nine months of fiscal year 1994, which negatively impacted per unit revenue in fiscal year 1994 despite the increase in unit volumes. The Company began to experience an increase in demand during the third quarter of fiscal year 1994, which continued through the fourth quarter of fiscal year 1994 with most products in short supply, concurrent easing of price reductions and certain price increases. While there was a significant shift in product mix from the older, lower-capacity 3.5-inch and 5.25-inch product offerings to the higher-capacity 7000 Series and MXTTM product offerings, average unit selling prices, in terms of megabyte per dollar, declined substantially between fiscal years 1993 and 1994. Revenue for fiscal year 1993 included approximately $61.0 million generated by the Company's wholly-owned subsidiary, Storage Dimensions, Inc. (SDI); no such revenue was recognized in fiscal year 1994 due to the sale of SDI on December 26, 1992. In addition, revenue for fiscal year 1994 did not include $16.1 million, net, of non-recurring revenue recognized in fiscal year 1993 related to certain royalty and licensing agreements.

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

Excluding the impact of the special charges, the significant decline in gross margin during fiscal year 1994 was primarily attributable to the prevailing negative business conditions in the disk drive industry, including intense price competition and excess industry capacity, as well as to cost and time-to-market issues with regard to the Company's new products. During the last four months of fiscal year 1993 and continuing into the third quarter of fiscal year 1994, gross margin declined significantly due to increased price competition on 100-200 megabyte 3.5-inch products, price erosion on older products as they were being phased out, and costs associated with the startup and initial production of the Company's MXT products. Gross margin began to improve during the third and fourth fiscal quarters of fiscal year 1994 from (3.3%) for the second quarter to 4.8% for the third quarter, excluding the special charges of $68.9 million, to 11.4% for the fourth quarter as a result of increased unit sales volumes of certain products for which average unit selling prices were relatively constant while average unit manufacturing costs declined from quarter to quarter.

During most of the first nine months of fiscal year 1994, gross margin was negatively impacted by the Company's failure to produce planned unit volumes of its MXT products due to a quality problem involving a particular supplier's component, plus higher costs than planned due to related design and manufacturing issues, in addition to failure to produce planned unit volumes of its 2.5-inch products due to design and component issues. A temporary shutdown of production of the MXT product occurred during the first quarter and resulted in an estimated loss of $25.0 million of revenue and an accompanying negative gross margin for this product offering during that quarter. This first quarter production shutdown of the MXT product also adversely affected production costs in the second quarter of fiscal year 1994 until efficient production levels were achieved. The design and component issues related to the 2.5-inch product line resulted in a negative gross margin for this product line during most of fiscal year 1994.

Operating expenses
- ---------------------------------------------------------------------------
(In millions)                          March 26,    March 27,
Fiscal year ended                        1994         1993         Change
- ---------------------------------------------------------------------------
Research and development               $   97.2     $  112.6      $ (15.4)
  As a percentage of revenue                8.4%         7.8%

Selling, general and administrative    $   78.9     $   98.5      $ (19.6)
  As a percentage of revenue                6.8%         6.8%

Restructuring and other                $   19.5            -      $  19.5
  As a percentage of revenue                1.7%         n/a
- ---------------------------------------------------------------------------

Research and development (R&D)
R&D expenses decreased from the prior fiscal year in absolute dollars primarily due to the consolidation of the Company's R&D activities in Longmont, Colorado in connection with the Company's restructuring plan. This consolidation eliminated the need for certain facilities in San Jose, California, and also resulted in a substantial reduction in headcount associated with R&D and related activities previously conducted in San Jose. R&D increased as a percentage of revenue as a result of the decreased revenue base between fiscal years 1993 and 1994.

Selling, general and  administrative (SG&A)
SG&A expenses declined in absolute dollars primarily due to the sale of the assets of SDI, and were relatively unchanged as a percentage of revenue for fiscal year 1994 compared to the prior fiscal year given the decline in the revenue base during that period. SG&A for the first nine months of fiscal year 1993 included expenses incurred by SDI until December 1992 at which time the Company sold the assets of SDI. The decline in SG&A expenses also reflected the Company's efforts to control and reduce expenditures.

Restructuring and other
As discussed previously, the Company recorded a restructuring charge of $19.5 million in the third quarter of fiscal year 1994.

Interest expense, interest income, and minority interest in loss of joint venture
- ------------------------------------------------------------------
(In millions)                 March 26,    March 27,
Fiscal year ended               1994         1993        Change
- ------------------------------------------------------------------
Interest expense              $   10.1     $   10.1     $     -

Interest income               $    2.3     $    2.6     $   (.3)

Minority interest in loss
  of joint venture            $      -     $    1.0     $  (1.0)
- ------------------------------------------------------------------

The Company's minority interest account was related to Maxoptix. During the second quarter of fiscal year 1993, the minority interest account was reduced to zero. Thereafter, all operating losses incurred by Maxoptix were fully allocated to Maxtor.

Provision for income taxes
- ------------------------------------------------------------------------
(In millions)                   March 26,     March 27,
Fiscal year ended                 1994          1993          Change
- ------------------------------------------------------------------------
Provision for income taxes      $   1.9       $   1.3         $  .6
- ------------------------------------------------------------------------

The provision for income taxes consisted primarily of foreign taxes. The Company's effective tax rate for fiscal year 1994 differed from the combined federal and state rate due to the Company's U.S. operating losses not providing current tax benefits, repatriation of foreign earnings absorbed by current year losses and valuation of temporary differences, offset in part by the tax benefits associated with the Company's Singapore operations. Income from the Singapore operations was not taxable in Singapore as a result of the Company's pioneer tax status, and those earnings which were permanently reinvested outside the United States were not taxable in the United States. The Company's effective tax rate for fiscal year 1993 was 2.7%, which was below the combined federal and state rate due to the tax benefits associated with the Company's Singapore operations, valuation of temporary differences and the non-recurring reduction of taxes provided in prior periods, offset by the Company's U.S. operating losses not providing current tax benefits.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------------------------------------
                                                March 25,
(In millions)                                     1995
- -------------------------------------------------------------
Cash and cash equivalents                       $  96.5

Short-term investments                             12.0

Short-term borrowings                              30.0

Net cash used in operating activities              80.2

Net cash provided by investing activities          29.5

Net cash provided by financing activities           2.7
- -------------------------------------------------------------

As of March 25, 1995, the Company had cash and cash equivalents of $96.5 million as compared to $144.5 million as of March 26, 1994, a decrease of $48.0 million. The Company had short-term investments of $12.0 million as of March 25, 1995 as compared to $74.9 million as of March 26, 1994, a decrease of $62.9 million. The combined decrease in the Company's cash and cash equivalents, and short-term investments of $110.9 million was primarily the result of operating losses.

Of the net cash used in operating activities during fiscal year 1995, net loss less non-cash depreciation and amortization accounted for approximately $47.4 million. The increase in accounts receivable and the decrease in current liabilities together accounted for net uses of cash of approximately $24.0 million. The increase in accounts receivable primarily reflects a higher concentration of sales during the last month of the quarter for the quarter ended March 25, 1995 compared to the quarter ended March 26, 1994. Current liabilities decreased by approximately $29.8 million primarily as a result of the reduction of accrued special and restructuring charges recorded by the Company in fiscal year 1994.

Net cash provided by investing activities was primarily attributable to $62.9 million of short-term investment maturities, net of purchases, offset by $32.6 million of capital expenditures. A significant portion of the capital expenditure activity was related to the acquisition of manufacturing equipment. Depending on business conditions, including the successful introduction of new products, the Company currently expects to make capital expenditures of approximately $60.0 million during fiscal year 1996. The Company expects to fund these capital expenditures through bank and equipment financing and cash flow from operations.

Net cash provided by financing activities primarily reflects proceeds from the issuance of common stock under the Company's stock purchase plan and stock option plans, offset in part by cash used to reduce outstanding debt.

In September 1993, the Company obtained a secured, asset-based revolving line of credit. The original committed line of credit provided for borrowings up to $76.0 million over a two-year term and is secured by receivables, certain inventories and other assets. This revolving line of credit includes sublines for letters of credit and bears interest at various rates. Borrowings under this line of credit are limited to a percentage of eligible receivables. The agreement includes covenants to maintain certain financial ratios and precludes the Company from paying cash dividends. On June 17, 1994, the Company received an amendment to its line of credit for the minimum operating profit which is measured at the end of each quarter. With such amendment, the Company was in compliance with all financial covenants during the quarter ended June 25, 1994. On October 11, 1994, the Company received an unconditional waiver of defaults of minimum operating profit, minimum net worth and leverage ratio covenants defaults that occurred as of the fiscal quarter ended September 24, 1994. On October 31, 1994, the Company received another amendment to its line of credit with respect to each of the financial covenants that are measured at the end of each fiscal quarter and fiscal year end. The amendment extended the commitment on the revolving line of credit for an additional year, thereby providing for borrowings over a two-year term, ending September 1996. The Company also elected to reduce its line of credit from $76.0 million to $50.0 million. The Company was in compliance with its financial covenants for the quarter and fiscal year ended March 25, 1995. As of March 25, 1995, $30.0 million of borrowings and $1.3 million of letters of credit were outstanding. The weighted average interest rate on the borrowings outstanding was 10.75% and 7.75% at March 25, 1995 and March 26, 1994, respectively. The $30.0 million of borrowings were fully repaid the first week after fiscal year end. The balance available for additional borrowings under this line of credit at March 25, 1995 was approximately $18.7 million using the March 25, 1995 borrowing base.

As discussed earlier, the Company entered into an agreement for the sale of the Company's interest in Maxoptix to Kubota during the third quarter of fiscal year 1995. The transaction was completed during the fourth quarter of fiscal year 1995. As consideration for the sale, the Company received $1.5 million in cash and was relieved of certain liabilities. The Company recorded a gain of approximately $10.0 million on the sale during the fourth quarter of fiscal year 1995.

The liquidity of the Company was adversely affected during fiscal year 1995 by significant losses from operations and liquidity has been significantly reduced compared to the same period last year. The Company is implementing ongoing measures with the goal of improving liquidity. In addition to attempting to improve operating margins on product sales through the introduction of new products and reduction of manufacturing costs, the Company remains focused on controlling other operating expenses. However, the Company believes that it must continue to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its future success. If the Company is unable to accomplish these measures, or if the results of these measures do not meet expectations, the Company will be required to seek alternative sources of liquidity, including additional sources of financing. The Company recognizes that given the uncertainties of the disk drive industry and the risks inherent in accomplishing the above measures, or if the results of those measures do not meet expectations, it may be prudent to seek additional sources of financing. The Company has initiated discussions with various parties should it become necessary to seek additional sources of financing. While the Company believes that additional sources of financing would be available if needed, there can be no assurance that they would be available on terms which are favorable to the Company.

Subject to unforeseen changes in general business conditions, the Company believes that the combination of the measures described above and other available actions, together with its balances of cash, cash equivalents, and short-term investments, expected cash flow from operations, equipment financing and line of credit borrowing capabilities will be sufficient to fund the Company's working capital and capital expenditure requirements through fiscal year 1996.


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



Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Index to Consolidated Financial Statements                   Page

   Financial Statements:
     Consolidated Balance Sheets -
       March 25, 1995 and March 26, 1994                         23
     Consolidated Statements of Income (Loss) -
       Fiscal years ended March 25, 1995,
       March 26, 1994 and March 27, 1993                         24
     Consolidated Statements of Stockholders' Equity -
       Fiscal years ended March 25, 1995,
       March 26, 1994 and March 27, 1993                         25
     Consolidated Statements of Cash Flows -
       Fiscal years ended March 25, 1995,
       March 26, 1994 and March 27, 1993                         26 - 27
     Notes to Consolidated Financial Statements                  27 - 36
     Report of Ernst & Young LLP, Independent Auditors           37

   Financial Statement Schedules:
   The following consolidated financial statement schedule of Maxtor Corporation is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Maxtor
Corporation.

     Schedule II   Valuation and qualifying accounts             S-1

   Schedules not listed above have been omitted since they are not applicable or are not required or the information required to be set therein is included in the Consolidated Financial Statements or notes thereto.


CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
- ----------------------------------------------------------------------
                                                March 25,    March 26,
ASSETS                                            1995         1994
- ----------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                    $  96,518    $ 144,520
  Short-term investments                          11,998       74,911
  Accounts receivable, net of allowance for
    doubtful accounts of $3,850 at March 25,
    1995 and $3,653 at March 26, 1994            111,530       99,806
  Inventories:
    Raw materials                                 40,528       51,419
    Work-in-process                               28,398       19,196
    Finished goods                                20,754       25,408
- ----------------------------------------------------------------------
                                                  89,680       96,023
  Prepaid expenses and other                       8,695        7,936
- ----------------------------------------------------------------------
      Total current assets                       318,421      423,196
Property, plant and equipment, at cost:
  Buildings                                       22,575       21,387
  Machinery and equipment                        146,020      195,820
  Furniture and fixtures                          12,177       18,195
  Leasehold improvements                           9,262       17,506
- ----------------------------------------------------------------------
                                                 190,034      252,908
  Less accumulated depreciation and
    amortization                                (133,890)    (191,750)
- ----------------------------------------------------------------------
    Net property, plant and equipment             56,144       61,158
Other assets                                       7,282        8,021
- ----------------------------------------------------------------------
                                               $ 381,847    $ 492,375
======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                        $  30,000    $  30,000
  Accounts payable                               136,746      137,566
  Income taxes payable                             6,807        7,530
  Accrued payroll and payroll-related
    expenses                                      14,802       11,720
  Accrued warranty                                25,058       27,281
  Accrued special and restructuring                  635       21,777
  Accrued expenses                                18,972       25,700
  Long-term debt and capital lease
    obligations due within one year                2,957        4,155
- ----------------------------------------------------------------------
      Total current liabilities                  235,977      265,729
Long-term debt and capital lease
  obligations due after one year                 101,967      107,393
Deferred tax liabilities                               -           66
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value,
    5,000,000 shares authorized;
    no shares issued or outstanding                    -            -
  Class A common stock, $0.01 par value,
    19,480,000 shares authorized, issued
    and outstanding                                  195          195
  Common stock, $0.01 par value, 180,520,000
    shares authorized; issued and outstanding:
    March 25, 1995 - 32,217,287 shares;
    March 26, 1994 - 30,425,242 shares               322          304
  Additional paid-in capital                     327,357      320,564
  Accumulated deficit                           (283,971)    (201,749)
- ----------------------------------------------------------------------
                                                  43,903      119,314
  Less notes receivable from stockholders              -         (127)
- ----------------------------------------------------------------------
      Total stockholders' equity                  43,903      119,187
- ----------------------------------------------------------------------
                                               $ 381,847    $ 492,375
======================================================================

See accompanying notes.


CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)
                                         Fiscal year ended
- ----------------------------------------------------------------------
                                 March 25,    March 26,     March 27,
                                   1995         1994          1993
- ----------------------------------------------------------------------
Revenue                        $  906,799   $ 1,152,615   $ 1,442,546
Cost of revenue                   850,669     1,205,014     1,177,460
- ----------------------------------------------------------------------
Gross margin                       56,130       (52,399)      265,086
- ----------------------------------------------------------------------
Operating expenses:
  Research and development         60,769        97,168       112,621
  Selling, general and
    administrative                 81,600        78,854        98,497
  Restructuring and other         (10,213)       19,500             -
- ----------------------------------------------------------------------
Total operating expenses          132,156       195,522       211,118
- ----------------------------------------------------------------------
Income (loss) from operations     (76,026)     (247,921)       53,968
Interest expense                   (8,379)      (10,087)      (10,140)
Interest income                     4,216         2,283         2,557
Minority interest in loss of
  joint venture                         -             -         1,014
- ----------------------------------------------------------------------
Income (loss) before income
  taxes                           (80,189)     (255,725)       47,399
Provision for income taxes          2,033         1,864         1,287
- ----------------------------------------------------------------------
Net income (loss)              $  (82,222)  $  (257,589)  $    46,112
======================================================================

Net income (loss) per share    $    (1.63)  $     (8.00)  $      1.46
======================================================================

Shares used in computing net
  income (loss) per share          50,583        32,203        31,534
======================================================================

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
- ----------------------------------------------------------------------------
                         Common        Addi-    Retained   Notes    Total
                         stock         tional   earnings   receiv-  stock-
                                       paid-in  (accumu-   able     holders'
                                       capital  lated      from     equity
                     -----------------          deficit)   stock-
                     Shares     Amount                     holders
- ----------------------------------------------------------------------------
Balance, March 28,
  1992               24,012,231 $240   $146,246 $   9,728  $(429)   $155,785
Issuance of common
  stock under stock
  option plans and
  related tax benefit 2,075,738   21     12,767         -   (167)     12,621
Payments on and
  forgiveness of
  notes receivable
  from stockholders           -    -          -         -    379         379
Issuance of common
  stock under stock
  purchase plan         721,308    7      3,249         -      -       3,256
Adjustment to common
  stock held by
  Standard
  Chartered Bank              -    -      1,505         -      -       1,505
Issuance of common
  stock from
  exercise of stock
  rights              2,000,000   20        (20)        -      -           -
Net income                    -    -          -    46,112      -      46,112
- ----------------------------------------------------------------------------
Balance, March 27,
  1993               28,809,277  288    163,747    55,840   (217)    219,658
Issuance of common
  stock under stock
  option plans          792,920    8      3,362         -      -       3,370
Payments on and
  forgiveness of
  notes receivable
  from stockholders           -    -          -         -     90          90
Issuance of common
  stock under stock
  purchase plan         823,045    8      4,307         -      -       4,315
Issuance of Class A
  common stock, net
  of issuance costs  19,480,000  195    149,148         -      -     149,343
Net loss                      -    -          -  (257,589)     -    (257,589)
- ----------------------------------------------------------------------------
Balance, March 26,
  1994               49,905,242  499    320,564  (201,749)  (127)    119,187
Issuance of common
  stock under stock
  option plans        1,112,825   11      4,133         -      -       4,144
Payments on and
  forgiveness of
  notes receivable
  from stockholders           -    -          -         -    127         127
Issuance of common
  stock under stock
  purchase plan         679,220    7      2,660         -      -       2,667
Net loss                      -    -          -   (82,222)     -     (82,222)
- ----------------------------------------------------------------------------
Balance, March 25,
  1995               51,697,287 $517   $327,357 $(283,971) $   -    $ 43,903
============================================================================

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
- ----------------------------------------------------------------------------
                                            Fiscal year ended
- ----------------------------------------------------------------------------
                                      March 25,    March 26,     March 27,
                                        1995         1994          1993
- ----------------------------------------------------------------------------
Increase (decrease) in cash
  and cash equivalents
Cash flows from operating
  activities:
  Net income (loss)                  $ (82,222)   $ (257,589)   $   46,112
  Adjustments to reconcile net
    income (loss) to net cash
    provided by (used in)
    operating activities:
    Depreciation and amortization       34,865        85,865        62,028
    Forgiveness of notes receivable
      from stockholders                     41            61            74
    Change in non-current deferred
      tax liabilities                      (66)         (934)        1,000
    Gain on sale of interest in
      joint venture                    (10,005)            -             -
    Loss on disposal of property,
      plant and equipment                2,233         2,135         2,301
    Minority interest in loss of
      joint venture                          -             -        (1,023)
    Other, net                               -             -          (796)
    Changes in assets and
      liabilities:
      Accounts receivable              (18,563)       49,591       (17,248)
      Inventories                         (150)       59,320       (45,740)
      Prepaid expenses and other          (925)        2,739        (6,256)
      Accounts payable                  14,813         7,374        20,020
      Income taxes payable                (723)        2,866        (3,894)
      Accrued payroll and payroll-
        related expenses                 3,573        (4,796)       (1,066)
      Accrued warranty                  (1,637)       11,192         1,657
      Accrued special and
        restructuring                  (21,142)       21,777             -
      Accrued expenses                    (283)        3,947        12,706
- ----------------------------------------------------------------------------
  Total adjustments                      2,031       241,137        23,763
- ----------------------------------------------------------------------------
  Net cash provided by (used in)
    operating activities               (80,191)      (16,452)       69,875
- ----------------------------------------------------------------------------
Cash flows from investing
  activities:
  Proceeds from sale of interest
    in joint venture, net               (1,463)            -             -
  Proceeds from sale of subsidiary,
    net of costs                             -             -        15,842
  Purchase of short-term investments         -       (74,911)            -
  Purchase of available-for-sale
    investments                        (30,091)            -             -
  Proceeds from maturity of
    available-for-sale investments      93,004             -             -
  Purchase of property, plant
    and equipment, net                 (32,612)      (29,746)      (91,700)
  Proceeds from disposal of
    property, plant and equipment        1,077         1,013         1,930
  Other assets                            (417)          (72)       (1,686)
- ----------------------------------------------------------------------------
  Net cash provided by (used in)
    investing activities                29,498      (103,716)      (75,614)
- ----------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of debt,
    including short-term borrowings        238         2,870        79,798
  Principal payments on debt, includ-
    ing capital lease obligations       (4,444)      (30,563)      (30,092)
  Proceeds from issuance of Class A
    common stock                             -       149,343             -
  Proceeds from issuance of common
    stock, net of issuance of notes
    receivable and stock repurchase      6,810         7,685        15,193
  Payments on notes receivable
    from stockholders                       87            29           305
- ----------------------------------------------------------------------------
  Net cash provided by financing
    activities                           2,691       129,364        65,204
- ----------------------------------------------------------------------------
Net change in cash and cash
  equivalents                          (48,002)        9,196        59,465
Cash and cash equivalents at
  beginning of period                  144,520       135,324        75,859
- ----------------------------------------------------------------------------
Cash and cash equivalents at
  end of period                      $  96,518    $  144,520    $  135,324
============================================================================

See accompanying notes.

                                             Fiscal year ended
- ----------------------------------------------------------------------------
                                        March 25,    March 26,    March 27,
(In thousands)                            1995         1994         1993
- ----------------------------------------------------------------------------

Supplemental disclosures of cash
  flow information:
Cash paid (received) during the
  year for:
  Interest                              $  6,657     $  9,985     $  9,250
  Income taxes                             2,822        1,337        4,661
  Income tax refunds                         (65)      (1,824)        (292)

Supplemental information on noncash
  investing and financing activities:
Capital lease obligations               $    245     $    122     $    520
- ----------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The consolidated financial statements include the accounts of Maxtor Corporation (Maxtor or the Company) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash, cash equivalents and short-term investments
The Company considers all highly liquid investments, which are purchased with a maturity of three months or less, to be cash equivalents. Other short-term investments consists of floating rate notes, certificates of deposit and commercial paper. The Company generally purchases investments with a maturity from three to twelve months.

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

Revenue recognition and product warranty
Revenue is recognized upon product shipment. Revenue from sales to certain distributors is subject to agreements providing limited rights of return, as well as price protection on unsold merchandise. Accordingly, the Company records reserves upon shipment for estimated returns, exchanges and credits for price protection. The Company also provides for the estimated cost to repair or replace products under warranty at the time of sale.

Accounting for income taxes
In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). The Company adopted the provisions of SFAS No. 109 in its financial statements for fiscal year 1994. The adoption of SFAS No. 109 did not have a material effect on the Company's consolidated financial position or results of operations. Prior years were accounted for under Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes," and have not been restated.

Net income (loss) per share
Net loss per share is based upon the weighted average number of shares of common and Class A common stock outstanding during each of fiscal years 1995 and 1994. For fiscal year 1993, net income per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the fiscal year. Common stock equivalents include shares issuable upon the assumed exercise of stock options reflected under the treasury stock method. The convertible subordinated debentures are excluded from the calculation of primary and fully diluted earnings per share as they had an anti-dilutive impact on net income per share in fiscal year 1993.

Foreign currency translation and foreign currency financial instruments
The functional currency for all foreign operations is the U.S. dollar. As such, all material foreign exchange gains or losses are included in the determination of net income (loss). Approximately $1,014,000, $865,000 and $659,000 of net foreign exchange losses were included in net income (loss) in fiscal years 1995, 1994 and 1993, respectively. To reduce the impact of foreign currency fluctuations on the Company's monetary asset and liability positions, the Company enters into foreign currency forward exchange contracts. Gains and losses are deferred and offset by gains and losses on the underlying hedged exposures. See Note 2 for further disclosure regarding the Company's derivative financial instruments.

Concentration of credit risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable, cash equivalents and short-term investments. The Company's products are sold worldwide to original equipment manufacturers (OEMs), distributors, and other emerging sales channels such as computer specialty retailers and computer superstores. Concentration of credit risk with respect to the Company's trade receivables is limited by the Company's ongoing credit evaluation process and the geographical dispersion of sales transactions, therefore the Company generally requires no collateral from its customers. The allowance for uncollectible accounts receivable is based upon the expected collectibility of all accounts receivable. The Company has cash equivalent and short-term investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit-worthy.

Fiscal  year
The Company maintains a 52/53-week fiscal year cycle. Fiscal years 1995, 1994 and 1993 were each comprised of 52 weeks. Fiscal year 1996 will be comprised of 53 weeks. The Company's fiscal year ends on the last Saturday of March.


2.  FINANCIAL INSTRUMENTS

Investments
Effective at the beginning of fiscal year 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). SFAS No. 115 requires the Company to determine the appropriate classification of its investments in debt and equity securities at the time of purchase and to re-evaluate such classification as of each balance sheet date. At March 27, 1994 and March 25, 1995, all investments in debt securities are classified as available-for-sale, and as such are carried at fair value. The Company has no investments in equity securities at March 25, 1995. Realized gains and losses and declines in value judged to be other than temporary are included in interest income. The cost of debt securities sold is based on the specific identification method. As of March 25, 1995, unrealized gains and losses on available-for-sale investments were not material. Realized gains and losses on available-for-sale investments were not material for the fiscal year ended March 25, 1995. Due to insignificant differences between the cost and fair value of the Company's investments, the adoption of SFAS No. 115 had no material effect on the Company's financial statements at March 27, 1994. In accordance with SFAS No. 115, prior period financial statements have not been restated.

The following is a summary of the Company's investments by major security type at fair value as of March 25, 1995:

                                       Gross       Gross    Estimated
                                     unrealized  unrealized   fair
(In thousands)             Cost        gains       losses     value
- ----------------------------------------------------------------------
Money market instruments  $  78,194  $       -   $       -  $  78,194
Floating rate notes          11,998          -           -     11,998
- ----------------------------------------------------------------------
                          $  90,192  $       -   $       -  $  90,192
======================================================================
Included in cash and
  cash equivalents        $  78,194  $       -   $       -  $  78,194
Included in short-term
  investments                11,998          -           -     11,998
- ----------------------------------------------------------------------
                          $  90,192  $       -   $       -  $  90,192
======================================================================

Fair value disclosures
The fair values of cash and cash equivalents, and short-term investments approximate cost due to the short period of time to maturity or due to floating rate resets on investments. The carrying values of the note receivable and the investment in affiliate, both of which are classified in other assets, approximate their fair values. The fair value of the Company's fixed rate debt is estimated based on the current rates offered to the Company for similar debt instruments of the same remaining maturities. The fair value of the Company's variable rate debt approximates its carrying value as these instruments are repriced frequently at market rates. The fair value of the Company's convertible subordinated debentures is based on quoted market prices. The fair value of foreign currency forward exchange contracts used for hedging purposes is estimated based on quoted market prices.

The carrying values and fair values of the Company's financial instruments are as follows:

(In thousands)               March 25, 1995         March 26, 1994
- ----------------------------------------------------------------------
                          Carrying   Estimated   Carrying   Estimated
                           amount    fair value   amount    fair value
- ----------------------------------------------------------------------
Cash and cash equivalents $ 96,518   $ 96,518    $ 144,520  $ 144,520
Short-term investments      11,998     11,998       74,911     74,911
Note receivable              4,000      4,000        4,000      4,000
Investment in affiliate      1,010      1,010        1,095      1,095
Short and long-term debt
  -  fixed rate              4,445      4,359        7,405      7,350
  -  variable rate          30,000     30,000       33,368     33,368
Convertible subordinated
  debentures               100,000     55,000      100,000     66,000
Foreign currency forward
  exchange contracts             -         37            -          2
- ----------------------------------------------------------------------

Derivative financial instruments
The Company enters into currency forward contracts to manage foreign currency exchange risk associated with the Company's manufacturing operations in Singapore. The Company's policy is to hedge all material transaction and translation exposures on a quarterly basis. Contracts are generally entered into at the end of each fiscal quarter to reduce foreign currency exposures for the following fiscal quarter. Contracts generally have maturities of three months or less. Any gains or losses on these instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", and are generally included in Cost of Revenue. Deferred gains or losses attributable to these instruments were not material as of March 25, 1995. Notional amounts of outstanding currency forward contracts were $33,769,000 and $18,026,000, for fiscal years ended 1995 and 1994, respectively.


3.  JOINT VENTURE AND INVESTMENT IN AFFILIATE

Joint venture
In March 1989, the Company and Kubota Corporation (Kubota) organized a jointly-owned corporation, Maxoptix Corporation (Maxoptix). On December 26, 1994, the Company entered into an agreement for the sale of the Company's interest in Maxoptix to Kubota Electronics America Corporation, a Delaware company, whose ultimate parent is Kubota. Prior to the sale, Maxtor and Kubota owned 67% and 33% interests in Maxoptix, respectively. The transaction was completed on February 18, 1995. As consideration for the sale, the Company received $1.5 million in cash and was relieved of certain liabilities. The Company recorded a gain of approximately $10.0 million on the sale. The results of operations of Maxoptix for fiscal years 1995, 1994 and 1993 have been immaterial to the Company's statements of income (loss), balance sheets and statements of cash flows.

Investment in affiliate
On December 26, 1992, the Company sold the assets and liabilities of its wholly-owned subsidiary, Storage Dimensions, Inc. (SDI). The consideration received by the Company in connection with the transaction consisted of $17,400,000 in cash, a $4,000,000 three-year subordinated promissory note and a minority interest of 32.8% in the company formed for the purpose of purchasing the assets of SDI. The Company recognized a nominal gain on the transaction. The terms of the note were amended in fiscal year 1994 and again in fiscal year 1995. The latter amendment provides for a deferral of principal payments; the final payment is due in December 1996. Interest payments continue to be due and paid monthly at a rate of 12% per annum on the unpaid balance. Maxtor accounts for its investment under the equity method of accounting. If SDI had not been included in the consolidated financial statements during fiscal year 1993, the Company's results of operations would have been as follows:

(In millions, except percentages                 Fiscal year ended
  and per share amounts)                           March 27, 1993
- ---------------------------------------------------------------------
Revenue                                             $  1,388.2
Gross margin                                             246.2
  As a percentage of revenue                              17.7%
Income from operations                              $     50.3
Net income                                                43.5
Net income per share                                $     1.38
- ---------------------------------------------------------------------


4.  MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company operates in a single industry segment: the design, manufacture and sale of data storage products for desktop and mobile computer systems. It has a world-wide sales, service and distribution network. The Company markets and sells its products through a direct sales force to OEMs, distributors and other emerging sales channels such as computer specialty retailers and computer superstores.

During fiscal year 1995, no customer accounted for more than 10% of the Company's revenue. During fiscal years 1994 and 1993, one customer accounted for approximately 24% and 14% of the Company's revenue, respectively.

The Company had export sales of approximately 48%, 43%, and 50% of revenue in fiscal years 1995, 1994 and 1993, respectively. Approximately 38%, 35% and 57% of export sales were to the Far East in fiscal years 1995, 1994 and 1993, respectively. The balance of export sales was primarily to Europe in each of the three fiscal years.

Operations outside the United States consist of manufacturing plants in Singapore and Hong Kong that produce subassemblies and final assemblies for the Company's disk drive products. The geographic breakdown of the Company's activities for each of the three fiscal years in the period ended March 25, 1995 is presented in the following table:

(In thousands)                    U.S.    Far East    Eliminations  Consolidated
Fiscal year ended
  March 25, 1995
- ----------------------------------------------------------------------------------
Revenue from unaffiliated
   customers                 $   901,812  $    4,987  $          -  $   906,799
Transfers between
  geographic locations            35,268     874,746      (910,014)           -
- ----------------------------------------------------------------------------------
Revenue                          937,080     879,733      (910,014)     906,799
- ----------------------------------------------------------------------------------
Income (loss) from operations   (135,848)     59,558           264      (76,026)
- ----------------------------------------------------------------------------------
Identifiable assets              338,139     293,096      (249,388)     381,847
- ----------------------------------------------------------------------------------

Fiscal year ended
  March 26, 1994
- ----------------------------------------------------------------------------------
Revenue from unaffiliated
  customers                  $ 1,150,146  $    2,469  $          -  $ 1,152,615
Transfers between
  geographic locations            75,233   1,169,240    (1,244,473)           -
- ----------------------------------------------------------------------------------
Revenue                        1,225,379   1,171,709    (1,244,473)   1,152,615
- ----------------------------------------------------------------------------------
Income (loss) from operations   (305,824)     57,903             -     (247,921)
- ----------------------------------------------------------------------------------
Identifiable assets              470,787     306,574      (284,986)     492,375
- ----------------------------------------------------------------------------------

Fiscal year ended
  March 27, 1993
- ----------------------------------------------------------------------------------
Revenue from unaffiliated
  customers                  $ 1,440,737  $    1,809  $          -  $ 1,442,546
Transfers between
  geographic locations            81,412   1,265,548    (1,346,960)           -
- ----------------------------------------------------------------------------------
Revenue                        1,522,149   1,267,357    (1,346,960)   1,442,546
- ----------------------------------------------------------------------------------
Income (loss) from operations    (55,882)    109,257           593       53,968
- ----------------------------------------------------------------------------------
Identifiable assets              619,439     464,697      (505,023)     579,113
- ----------------------------------------------------------------------------------

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


5.  LINES OF CREDIT, DEBT AND CAPITAL LEASE OBLIGATIONS

Lines of credit, debt and capital lease obligations consist of the following:

                                              March 25,      March 26,
(In thousands)                                  1995           1994
- ----------------------------------------------------------------------
5.75% Convertible Subordinated Debentures
  due March 1, 2012                          $  100,000     $  100,000
Short-term borrowings, interest payable at
  a rate of 1.75% above bank's prime rate
  per annum (9.0% at March 25, 1995)             30,000         30,000
Term loans, principal payable in varying
  monthly, quarterly and semi-annual
  installments through October 1996;
  interest payable at rates ranging
  from 5.5% to 8.46% per annum;
  secured by equipment                            1,844          3,139
Term loans, principal payable in varying
  monthly, bi-monthly and quarterly
  installments through December 1996;
  interest payable at rates ranging from
  7.15% to 9.5% per annum; secured by
  equipment                                       2,601          7,634
Capital lease obligations                           479            775
- ----------------------------------------------------------------------
                                                134,924        141,548
Less amounts due within one year                 32,957         34,155
- ----------------------------------------------------------------------
Due after one year                           $  101,967     $  107,393
======================================================================

Future aggregate maturities (exclusive of capital lease obligations) are as follows:

Fiscal year ending                             (In thousands)
- -------------------------------------------------------------
1996                                             $  32,668
1997                                                 1,777
1998                                                 5,000
1999                                                 5,000
2000                                                 5,000
Later years                                         85,000
- -------------------------------------------------------------
Total                                            $ 134,445
=============================================================

The 5.75% Convertible Subordinated Debentures (Debentures) are convertible at any time prior to maturity, unless previously redeemed, into shares of common stock of the Company at a conversion rate of 25 shares per each $1,000 principal amount of Debentures (equivalent to a conversion price of $40 per share), subject to adjustment in certain events. Interest on the Debentures is payable on March 1 and September 1 of each year. The Debentures, at the option of the Company, are redeemable at 101.150% of the principal amount as of March 25, 1995 and thereafter at prices adjusting to the principal amount on or after March 1, 1997, plus accrued interest. The Debentures are entitled to a sinking fund of $5,000,000 principal amount of Debentures, payable annually beginning March 1, 1998, which is calculated to retire at least 70% of the Debentures prior to maturity. The Debentures are subordinated in right to payment to all senior indebtedness.

In September 1993, the Company obtained a secured, asset-based revolving line of credit. The original committed line of credit provided for borrowings up to $76.0 million over a two-year term and is secured by receivables, certain inventories and other assets. This revolving line of credit includes sublines for letters of credit and bears interest at various rates. Borrowings under this line of credit are limited to a percentage of eligible receivables. The agreement includes covenants to maintain certain financial ratios and precludes the Company from paying cash dividends. On June 17, 1994, the Company received an amendment to its line of credit for the minimum operating profit covenant which is measured at the end of each quarter. With such amendment, the Company was in compliance with all financial covenants during the quarter ended June 25, 1994. On October 11, 1994, the Company received an unconditional waiver of defaults of minimum operating profit, minimum net worth and leverage ratio covenants that occurred as of the fiscal quarter ended September 24, 1994. On October 31, 1994, the Company received another amendment to its line of credit with respect to all of the financial covenants, all of which are measured at the end of each fiscal quarter and fiscal year end. The amendment extended the commitment on the revolving line of credit for an additional year, thereby providing for borrowings over a two-year term, ending September 1996. The Company also elected to reduce its line of credit from $76.0 million to $50.0 million. The Company was in compliance with its financial covenants for the quarter and fiscal year ended March 25, 1995. As of March 25, 1995, $30.0 million of borrowings and $1.3 million of letters of credit were outstanding. The weighted average interest rate on the borrowings outstanding was 10.75% and 7.75% at March 25, 1995 and March 26, 1994, respectively. The $30.0 million of borrowings were fully repaid the first week after fiscal year end. The balance available for additional borrowings under this line of credit at March 25, 1995 was approximately $18.7 million using the March 25, 1995 borrowing base.

The Company leases certain equipment under long-term leases. These leases have been accounted for as installment purchases and, accordingly, capitalized costs of $1,845,000 and $4,317,000 have been included in machinery and equipment at March 25, 1995 and March 26, 1994, respectively. Accumulated amortization of the leased equipment amounted to $1,352,000 and $3,558,000 at March 25, 1995 and March 26, 1994, respectively.


6.  COMMITMENTS AND CONTINGENCIES

The Company leases certain of its principal facilities and certain machinery and equipment under operating lease arrangements. The future minimum annual rental commitments as of March 25, 1995 are as follows:

Fiscal year ending                             (In thousands)
- --------------------------------------------------------------
1996                                             $   12,514
1997                                                  6,724
1998                                                  3,700
1999                                                  3,288
2000                                                  2,694
Later years                                          13,234
- --------------------------------------------------------------
Total                                            $   42,154
==============================================================

The above commitments extend through fiscal year 2017. Rental expense was approximately $16,998,000, $15,668,000 and $12,804,000 for fiscal years
1995, 1994 and 1993, respectively.

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

Certain other claims, including other patent infringement claims, against the Company have arisen in the course of its business. There is presently no litigation involving such claims, and the Company believes the outcome of these claims and the claim concerning Rodime described above will not have a material adverse effect, if any, on the Company's financial position, results of operations or cash flows.


7.  RELATED PARTY TRANSACTIONS

During fiscal year 1994, the Company entered into an agreement (the Agreement) for the creation of a strategic relationship with Hyundai Electronics Industries Co., Ltd. and several related members of the Hyundai Business Group (Hyundai). Under the terms of the Agreement, Hyundai invested approximately $150 million in the Company and received approximately 19.5 million shares of Class A common stock, constituting approximately 40% of the Company's outstanding voting stock at that date. The Agreement specifies the conditions for conversion of the Class A common stock into the Company's common stock. The special series of common stock entitles Hyundai to representation on the Company's Board of Directors proportionate to its share of ownership and certain voting rights. The Agreement also provides that Hyundai may not acquire more than 45% of the Company except in a tender for all outstanding shares or in certain other cases.

In January 1995, the Company announced it had signed a memorandum of understanding for the creation of a manufacturing partnership with Hyundai Electronics Industries Co., Ltd. (HEI). In May 1995, the Company announced it had finalized a definitive agreement with HEI. Under the terms of the agreement, HEI will manufacture Maxtor-designed hard disk drives for the Company. The two companies plan to begin volume production within several months at a Korean manufacturing site. The additional manufacturing capacity provided by HEI is intended to supplement current production capacity at the Company's manufacturing facility in Singapore without any capital expenditure on Maxtor's part. The two companies plan to participate in an ongoing exchange of technology to enable HEI to assume a leadership role in disk drive manufacturing for Maxtor and to enable Maxtor to obtain high-quality, low-cost manufacturing capacity.


8.  STOCKHOLDERS' EQUITY

Stock options
At March 25, 1995, the Company has approximately 3,180,000 shares available for grant under the Fiscal 1988, 1992, 1995 Stock Option Plans and the 1986 Outside Directors Stock Option Plans (the Plans). The Company's 1985 Plan expired during fiscal year 1995. Since inception of the Plans, the Company has reserved 15,815,000 shares of common stock for issuance under the Plans. The Plans generally provide for non-qualified stock options to be granted to eligible employees, consultants, contractors and employee directors of the Company at a price not less than 85% of the fair market value at the date of grant, as determined by the Board of Directors. Officers and directors of the Company are eligible for stock option grants under the 1988 and the 1995 Plans but are not eligible for stock option grants under the 1992 Plan. The 1995 Plan, which was approved by the Company's stockholders on August 18, 1994, provides for the grant of incentive stock options as well as non-qualified stock options and provides for options to be granted at a price not less than the fair market value at the date of grant.

Options granted under the Plans are generally immediately exercisable, and shares purchased on the exercise thereof are subject to monthly vesting over a one-, three- or four-year period. Shares that are not vested at the date of termination of employment may be repurchased by the Company at the lower of the original purchase price or the fair market value at the time of repurchase. Options granted prior to September 1991 may be exercised within five years from the date of grant and options granted thereafter may be exercised within ten years from the date of grant.

The 1986 Outside Directors Stock Option Plan provides for nonqualified stock options to be granted to non-employee directors of the Company at fair market value at the date of grant. Options are exercisable 90 days from the date of grant and vest monthly over a four-year period provided the grantee remains in service as a director. Options may be exercised within ten years from the date of grant.

The following table summarizes option activity through March 25, 1995:

                                                  Options outstanding
                                           ----------------------------------
                             Share                     Average
(In thousands, except share  available                 price per   Aggregate
and per share amounts)       for grant      Shares      share      value
- -------------------------------------------------------------------------------
Balance at March 28, 1992      437,500    8,101,092    $  4.89   $ 39,600
Shares reserved              1,388,439            -          -          -
Options granted             (1,604,129)   1,604,129      10.92     17,517
Options exercised                    -   (2,075,738)      5.61    (11,636)
Options canceled               808,709     (808,709)      5.65     (4,571)
- -------------------------------------------------------------------------------
Balance at March 27, 1993    1,030,519    6,820,774       6.00     40,910
Shares reserved              1,600,000            -          -          -
Options granted             (1,566,031)   1,566,031       6.32      9,891
Options exercised                    -     (792,920)      4.24     (3,365)
Options canceled             1,742,008   (1,742,008)      5.80    (10,104)
- -------------------------------------------------------------------------------
Balance at March 26, 1994    2,806,496    5,851,877       6.38     37,332
Shares reserved              2,015,000            -          -          -
Options granted             (2,752,075)   2,752,075       4.51     12,400
Options exercised                    -   (1,112,825)      3.78     (4,209)
Options canceled             1,338,162   (1,338,162)      6.49     (8,690)
Cancellation of 1985 Stock
  Option Plan                 (227,071)           -          -          -
- -------------------------------------------------------------------------------
Balance at March 25, 1995    3,180,512    6,152,965    $  5.99   $ 36,833
===============================================================================

Of the options outstanding, 2,938,225 were vested as of March 25, 1995. There were no shares outstanding subject to repurchase as of March 25, 1995, March 26, 1994 and March 27, 1993.

Employee Stock Purchase Plan
The Employee Stock Purchase Plan provides that substantially all employees may purchase the Company's common stock at a price equal to 85% of its fair market value on certain specified dates via a payroll deduction plan. The number of shares reserved for future issuance under this Plan totals approximately 676,645 shares.

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


9.  INCOME TAXES

The provision for income taxes consists of the following:

(In thousands)                  March 25,   March 26,   March 27,
Fiscal year ended                 1995        1994        1993
- --------------------------------------------------------------------
Current:
  Federal                       $      -    $      -    $ (4,018)
  State                                -           -       1,326
  Foreign                          2,099       2,798       2,979
- --------------------------------------------------------------------
                                   2,099       2,798         287
Deferred:
  Foreign                            (66)       (934)      1,000
- --------------------------------------------------------------------
Total                           $  2,033    $  1,864    $  1,287
====================================================================

The provision for income taxes differs from the amount computed by applying the statutory rate of 35% for fiscal years 1995 and 1994 (34% for fiscal year 1993) to income (loss) before income taxes. The principal reasons for this difference are listed in the following table:


(In thousands)                     March 25,    March 26,    March 27,
Fiscal year ended                    1995         1994         1993
- ----------------------------------------------------------------------
Tax at federal statutory rate     $ (28,066)   $ (89,504)   $  16,116
State income tax, net of
  federal benefit                         -            -          875
Tax savings from foreign
  operations                        (19,732)     (19,281)     (16,035)
Repatriated foreign earnings
  absorbed by current year losses    33,045       74,855            -
U.S. loss not providing current
  tax benefit                        32,663       14,627        8,064
Valuation of temporary differences  (17,142)      18,995       (3,965)
Reduction of taxes provided in
  prior years                             -            -       (4,018)
Other                                 1,265        2,172          250
- ----------------------------------------------------------------------
Total                              $  2,033    $   1,864    $   1,287
======================================================================

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes purposes. The significant components of the Company's deferred tax assets and liabilities under SFAS No. 109 are as follows:


(In thousands)                                March 25,     March 26,
Fiscal year ended                               1995          1994
- ----------------------------------------------------------------------
Deferred tax assets:
  Inventory valuation account                 $   9,276     $  10,940
  Depreciation                                    2,977         9,079
  Sales related reserves                         11,112        10,842
  Net operating loss carryforwards               87,746        59,978
  Tax credit carryforwards                       18,543         5,963
  Accrued special and restructuring                   -         8,938
  Other                                           2,084         3,921
- ----------------------------------------------------------------------
Total deferred tax assets                       131,738       109,661
Valuation allowance for deferred tax assets     124,760        96,847
- ----------------------------------------------------------------------
Net deferred tax assets                       $   6,978     $  12,814
======================================================================

Deferred tax liabilities:
  Unremitted earnings of certain foreign
    entities                                  $   6,978     $  12,814
- ----------------------------------------------------------------------
Total deferred tax liabilities                $   6,978     $  12,814
======================================================================

Approximately $12,346,000 of the valuation allowance is attributable to stock options, the benefit of which will be credited to additional paid-in capital when realized.

Pretax income from foreign operations was approximately $62,200,000, $61,000,000 and $110,000,000 in fiscal years 1995, 1994 and 1993, respectively. The Company currently enjoys a tax holiday for its operations in Singapore that expires on June 30, 1995. This holiday can be extended until June 30, 1997 provided the Company meets certain conditions. The Company is confident it can meet these conditions and receive an extension through June 30, 1997. The net impact of this tax holiday was to increase net income by approximately $15,000,000 in each of fiscal years 1995 and 1994 and $28,000,000 in fiscal year 1993. This equates to $0.29, $0.47 and $0.89 per share fully diluted, for fiscal years 1995, 1994 and 1993, respectively.

At March 25, 1995, for federal income tax purposes, the Company had net operating loss carryforwards of $251,000,000 which will expire beginning in fiscal year 1997 and tax credit carryforwards of approximately $18,500,000 which will expire beginning in fiscal year 1999. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. The Company determined it has undergone such an ownership change. Consequently, utilization of approximately $134,000,000 of net operating loss carryforwards and the deduction equivalent of approximately $12,900,000 of tax credit carryforwards will be limited to approximately $12,000,000 per year.

The Company has reached settlement of certain issues with the Internal Revenue Service. As a result of this settlement, the Company's fiscal year 1993 provision for income taxes reflects a $4,000,000 reduction of taxes provided in prior periods.


10.  SPECIAL ITEMS AND RESTRUCTURING

In the fourth quarter of fiscal year 1995, the Company recorded a non-recurring gain of approximately $10.0 million related to the sale of the Company's interest in Maxoptix to Kubota (see Note 3).

During fiscal year 1994, the Company experienced significant production delays with certain product lines as a result of both design and vendor problems and determined that it was unable to bring to market profitable successor products to certain existing products. The Company therefore decided to discontinue certain products and manufacturing activities, and recorded special charges amounting to $68.9 million in Cost of Revenue in the third quarter of fiscal year 1994. The charges consisted of estimated costs associated with the termination of certain products, a reduction in manufacturing capacity, write downs of inventory and equipment that were no longer productive, and related future commitments to third parties. The charges were comprised of approximately $45.4 million of inventory-related expenses, approximately $19.8 million of equipment-related expenses, and approximately $3.7 million of other associated expenses. As of March 25, 1995, all actions have been substantially completed. As of March 25, 1995, approximately $1.5 million remained accrued for payments related to certain non-cancelable operating leases for equipment, vendor cancellation charges and warranty-related costs associated with certain discontinued products. The Company expects to expend cash for these items during the first half of fiscal year 1996.

The decisions described above reduced the scope of the Company's product and manufacturing activities and, as a result, the Company initiated a restructuring plan which provided for the consolidation and streamlining of certain operations and administration. The Company recorded a restructuring charge of $19.5 million in the third quarter of fiscal year 1994 related to these actions. The plan provided for a worldwide headcount reduction of approximately 500 employees, which was substantially completed during February 1994. The Company's research and development activities were consolidated at its Longmont, Colorado facilities, which eliminated the need for certain facilities in San Jose, California. In addition, the Company's actions eliminated the need for certain manufacturing facilities in Singapore. The charge consisted of approximately $11.8 million in estimated costs related to the worldwide reduction in headcount and approximately $7.7 million associated with facility consolidations, including lease and other obligations on certain facility leases.

As of March 25, 1995, the Company has completed all of its restructuring actions. As a result of these actions, worldwide headcount was reduced by approximately 500 employees from manufacturing, research and development, sales, marketing and administrative functions, and facilities space was reduced by approximately 350,000 square feet. The Company's savings from operations as a result of these actions amounted to approximately $9.0 million per quarter, beginning with the quarter ended March 26, 1994. Certain actions were completed at a cost which was slightly higher or lower than originally estimated. On a net basis, costs were lower than originally estimated by approximately $0.2 million. The net adjustment of approximately $0.2 million was recorded to Restructuring and Other during the fourth quarter of fiscal year 1995 upon completion of the Company's restructuring actions.

The following table presents a roll-forward reconciliation of the activity in the restructuring accrual balance from December 25, 1993 to March 25, 1995:

                                 Severances,     Rent and
                                 benefits and    other
                                  other head-   facilities-
                                 count-related   related
(In thousands)                       charges     charges        Total
- ----------------------------------------------------------------------
December 1993 restructuring
 charges                         $ 11,769       $  7,731     $ 19,500
Cash expenditures                  (8,891)        (1,744)     (10,635)
- ----------------------------------------------------------------------
Balance at March 26, 1994           2,878          5,987        8,865
- ----------------------------------------------------------------------
Cash expenditures                  (2,474)        (5,682)      (8,156)
Adjustments                          (404)           197         (207)
- ----------------------------------------------------------------------
Balance at March 25, 1995        $      -       $    502     $    502
======================================================================

At March 25, 1995, the Company had $502,000 of accrued restructuring charges remaining related to recurring payments under certain non-cancelable operating leases. The Company expects to expend cash for these items during fiscal year 1996.

Fiscal year 1993 consolidated income from operations includes non-recurring revenue of approximately $10.0 million and $6.1 million recognized in the first and third quarters of fiscal year 1993, respectively, which was primarily related to certain royalty and licensing agreements.


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We have audited the accompanying consolidated balance sheets of Maxtor Corporation as of March 25, 1995 and March 26, 1994, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the three fiscal years in the period ended March 25, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxtor Corporation at March 25, 1995 and March 26, 1994, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 25, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




San Jose, California
April 19, 1995





                                                ERNST & YOUNG LLP



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable



                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Election of Directors" in the Proxy Statement. For information with respect to the executive officers of the Company, see "Executive Officers" at the end of Item 1, Part I of this report.


Item 11.  EXECUTIVE COMPENSATION

   The information required by this Item is incorporated herein by reference to the information contained in the section captioned "Executive
Compensation and Other Matters" in the Proxy Statement.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated herein by reference to the information contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" in the Proxy Statement.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated herein by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.



                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

   (1) Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements under Item 8 on page 22 of this report.

   (2)  Exhibits
     See Index to Exhibits on pages 48 to 57 hereof.

(b)  Reports on Form 8-K
     None.




                                UNDERTAKING

Undertaking to Comply with Rules Governing Form S-8

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, as amended, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Company's Registration Statements on Form S-8 Nos. 33-2206, 33-18323, 33-18324, 33-21514, 33-21518, 33-28427 and 33-32190.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act of 1933 and will be governed by the final adjudication of such issue.



                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 22nd day of June, 1995.

                                      MAXTOR CORPORATION
                                           (Registrant)

                                       By     /s/ Dr. Chong Sup Park
                                            ---------------------------
                                             Dr. Chong Sup Park
                                             President, Chief Executive
                                             Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date

/s/ Dr. Chong Sup Park        President, Chief Executive    June 22, 1995
- ---------------------------   Officer, Director             -------------
Dr. Chong Sup Park

/s/ Nathan Kawaye             Vice President, Finance,      June 22, 1995
- ---------------------------   Corporate Controller,         -------------
Nathan Kawaye                 Chief Accounting Officer


/s/ Mong Hun Chung            Chairman of the Board         June 22, 1995
- ---------------------------                                 -------------
Mong Hun Chung

/s/ Dr. Richard D. Balanson   Director                      June 22, 1995
- ---------------------------                                 -------------
Dr. Richard D. Balanson

/s/ In Baik Jeon              Director                      June 22, 1995
- ---------------------------                                 -------------
In Baik Jeon

/s/ Gregory M. Gallo          Director                      June 22, 1995
- ---------------------------                                 -------------
Gregory M. Gallo

/s/                           Director                      June   , 1995
- ---------------------------                                 -------------
Charles Hill

/s/ Ryal Poppa                Director                      June 22, 1995
- ---------------------------                                 -------------
Ryal Poppa





                           MAXTOR CORPORATION


                                                  SCHEDULE II


                    VALUATION AND QUALIFYING ACCOUNTS

                            (In thousands)


                     Allowance for Doubtful Accounts
- --------------------------------------------------------------------
                               Additions
                  Balance at   Charged to                Balance at
                  Beginning    Costs and    Deductions   End of
Year Ended        of Period    Expenses       (1)        Period
- --------------------------------------------------------------------

March 27, 1993    $  4,900     $  2,708     $  3,418     $  4,190

March 26, 1994    $  4,190     $    253     $    790     $  3,653

March 25, 1995    $  3,653     $  1,092     $    895     $  3,850


(1)  Uncollectible accounts written off, net of recoveries.







                                  S-1



                               INDEX TO EXHIBITS

Exhbit No.   Description                                        Sequentially
                                                                  Numbered
                                                                    Pages
- ---------------------------------------------------------------------------

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
             Group/Equipment Financing, Inc., dated September 18,
             1992

10.92  (17)  Deed of Priorities among Maxtor (Hong Kong) Limited,
             Registrant and General Electric Capital Corporation, dated September 25, 1992

10.93  (17)  Lease among Dares Developments (Woking) Limited,
             Maxtor Europe Limited and Registrant, dated
             October 1992

10.94  (16)  Stock Purchase and Asset Acquisition Agreement
             amoung David A. Eeg, Gene E. Bowles, Jr.,
             CP Acquisition, L.P. No. 4A, CP Acquisition,
             L.P. No. 4B, Capital Partners, Inc., FGS, Inc., Registrant, Storage Dimensions, Inc. and SDI Acquisition Corporation, dated December 4, 1992

10.95  (17)  Loan and Security Agreement between Registrant and
             Household Bank, f.s.b., dated December 11, 1992

10.96  (17)  Global Master Rental Agreement between Comdisco,
             Inc. and Registrant, dated December 16, 1992

10.97  (17)  Amendment No. 1 to Lease between Devcon Associates
             31 and Registrant, dated December 21, 1992

10.98  (17)  Continuing Guaranty among Maxtor Peripherals (S)
             Pte., Ltd., Barclays Bank PLC and Registrant, dated January 26, 1993

10.99  (17)  Amendment No. 2 to Lease between Devcon Associates
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

10.122 (24)  Confidential Resignation Agreement and General
             Release of Claims between Registrant and Skip
             Kilsdonk, dated September 7, 1994

10.123 (24)  Confidential Resignation Agreement and General
             Release of Claims between Registrant and Sallee
             Peterson, dated September 23, 1994

10.124 (24)  Waiver to Financing Agreement among Registrant
             and The CIT Group/Business Credit, Inc., dated
             October 11, 1994

10.125 (24)  Amendment No. 1 to Financing Agreement between
             Registrant and The CIT Group/Business Credit,
             Inc., dated October 31, 1994

10.126 (27)  License agreement between Registrant and NEC
             Corporation, dated October 18, 1994

10.127 (27)  Lease Agreement for Premises Located at 1821
             Lefthand Circle, Suite D, between Registrant and
             Pratt Land Limited Liability Company, dated
             October 19, 1994

10.128 (27)  Lease Agreement for Premises Located at 1841
             Lefthand Circle between Registrant and Pratt Land
             Limited Liability Company, dated October 19, 1994

10.129 (27)  Lease Agreement for Premises Located at 1851
             Lefthand Circle between Registrant and Pratt Land
             Limited Liability Company, dated October 19, 1994

10.130 (27)  Lease Agreement for Premises Located at 2121 Miller
             Drive between Registrant and Pratt Land Limited
             Liability Company, dated October 19, 1994

10.131 (27)  Lease Agreement for Premises Located at 2190 Miller
             Drive between Registrant and Pratt Land Limited
             Liability Company, dated October 19, 1994

10.132 (27)  Confidential Resignation Agreement and General
             Release of Claims between Registrant and Patricia
             M. Roboostoff, dated November 30, 1994

10.133 (27)  Stock Purchase Agreement between Registrant,
             Maxoptix Corporation and Kubota Electronics
             America Corporation, dated December 26, 1994

10.134       Confidential Resignation Agreement and General          58 - 63
             Release of Claims between Registrant and Larry
             J. Smart, dated Feburuary 7, 1995

10.135       Lease Agreement by and between 345 Partnership          64 - 100
             and Registrant, dated February 24, 1995

10.136       Lease Agreement for Premises Located at 1900            101 - 121
             Pike Road, Suite A, Longmont, CO, between
             Registrant as Tenant and Pratt Land Limited
             Liability Company as Landlord, dated
             February 24, 1995

10.137       Lease Agreement for Premises Located at 2040            122 - 142
             Miller Drive, Suite A, B, & C between Registrant as Tenant and Pratt Land Limited Liability
             Company as Landlord, dated February 24, 1995

10.138       Manufacturing and Purchase Agreement by and             143 - 168
             Between Registrant and Hyundai Electronics
             Industries Co., Ltd., dated April 27, 1995
             (with certain information deleted and
             indicated by blank spaces)

10.139       Lease Agreement for Premises Located at 2040            169 - 192
             Miller Drive, Suites D, E, & F, Longmont, CO, between Registrant as Tenant and Pratt Management
             Company, LLC as Landlord

11.1         Computation of Net Loss Per Share                       193

20.1   (25)  Maxtor Corporation 1995 Stock Option Plan

20.2   (26)  Maxtor Corporation Individual Stock Option
             Agreement, dated November 8, 1994

21.1         Subsidiaries of Maxtor Corporation, incorporated        194
             in Delaware ("Maxtor")

23.1         Consent of Ernst & Young LLP, Independent Auditors      195

27           Financial Data Schedule                                 196

- ---------------------------------------------------------------------------
(1) Incorporated by reference to exhibits to Registration Statement No. 2-98568 effective August 7, 1985
(2) Incorporated by reference to exhibits to Registration Statement No. 33-4092 effective April 2, 1986
(3) Incorporated by reference to exhibits to Registration Statement No. 33-12123 effective February 26, 1987
(4) Incorporated by reference to exhibits to Registration Statement No. 33-12768 effective April 23, 1987
(5) Incorporated by reference to exhibits to Registration Statement No. 33-43172 effective October 7, 1992
(6) Incorporated by reference to exhibits to Registration Statement No. 33-8607 effective September 10, 1986
(7)  Incorporated by reference to exhibits of Form 8-K filed February 8, 1988
(8) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1988
(9) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1989
(10) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 1, 1990
(11) Incorporated by reference to exhibits of Form 8-K filed July 13, 1990
(12) Incorporated by reference to exhibits of Form 8 filed November 13, 1990
(13) Incorporated by reference to exhibits of Form 8 filed January 8, 1991
(14) Incorporated by reference to exhibits to Annual Report on Form 10-K effective July 15, 1991
(15) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 25, 1992
(16) Incorporated by reference to exhibits of Form 8-K filed January 8, 1993
(17) Incorporated by reference to exhibits to Annual Report on Form 10-K effective May 27, 1993
(18) Incorporated by reference to exhibits of Form 10-Q filed August 10, 1993
(19) Incorporated by reference to exhibits of Form 8-K filed August 19, 1993
(20) Incorporated by reference to exhibits of Form 10-Q filed November 8, 1993
(21) Incorporated by reference to exhibits of Form 10-Q filed February 7, 1994
(22) Incorporated by reference to exhibits of Form 10-K filed June 24, 1994
(23) Incorporated by reference to exhibits of Form 10-Q filed August 5, 1994
(24) Incorporated by reference to exhibits of Form 10-Q filed November 8, 1994
(25) Incorporated by reference to exhibits to Registration Statement No. 33-56405 effective November 10, 1994
(26) Incorporated by reference to exhibits to Registration Statement No. 33-56407 effective November 10, 1994
(27) Incorporated by reference to exhibits of Form 10-Q filed February 7, 1995