Form 10-Q
period 1995-07-01
MAXTOR CORP
filed 1995-08-14
CIK 711039

27
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549


                             FORM 10-Q


X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934

For the period ended July 1, 1995.

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from                   to
                               -----------------    --------------



Commission File Number 0-14016


                        MAXTOR CORPORATION
        (Exact name of registrant as specified in its charter)

   Delaware                                        770123732
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                (Identification No.)

211 River Oaks Parkway, San Jose, CA                 95134
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

      X     Yes                                       No
    -----                                      -----

33,484,665 shares of Common Stock and 19,489,000 shares of Class A Common Stock were issued and outstanding as of August 4, 1995.

This quarterly report on Form 10-Q contains 31 pages of which this is page number 1.


                          MAXTOR CORPORATION

                              FORM 10-Q

                             July 1, 1995

                                INDEX



Part I.     Financial Information                             Page


  Item 1.   Consolidated Financial Statements

            Consolidated Statements of Operations -
              Three Months Ended July 1, 1995
              and June 25, 1994                                  3

            Consolidated Balance Sheets-
              July 1, 1995 and March 25, 1995                  4-5

            Consolidated Statements of Cash Flows-
              Three Months Ended July 1, 1995
              and June 25, 1994                                6-7

            Notes to Consolidated Financial Statements         7-8


  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations   9-14



Part II.    Other Information

  Item 1.   Legal Proceedings                                  14

  Item 6.   Exhibits and Reports on Form 8-K                   14



Signature Page                                                 15



                PART   I.   FINANCIAL INFORMATION


Item 1.   CONSOLIDATED FINANCIAL STATEMENTS


                           MAXTOR CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)
                              (Unaudited)

                                                Three Months Ended
                                             -------------------------
                                               July 1,       June 25,
                                                1995           1994
                                             ----------     ----------

Revenue                                      $ 315,894      $ 218,310
Cost of revenue                                286,033        194,286
                                             ----------     ----------
Gross margin                                    29,861         24,024
                                             ----------     ----------

Operating expenses:
   Research and development                     22,791         14,036
   Selling, general and  administrative         18,976         21,045
                                             ----------     ----------
Total operating expenses                        41,767         35,081
                                             ----------     ----------

Loss from operations                           (11,906)       (11,057)

Interest expense                                (1,820)        (1,971)
Interest income                                    552          1,439
                                             ----------     ----------

Loss before income taxes                       (13,174)       (11,589)
Provision for income taxes                         653            600
                                             ----------     ----------
Net loss                                     $ (13,827)     $ (12,189)
                                             ==========     ==========

Net loss per share                           $   (0.27)     $   (0.24)
                                             ==========     ==========

Shares used in computing net loss per share     52,085         49,925
                                             ==========     ==========


                       See accompanying notes.





                          MAXTOR CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                            (In thousands)

                                             July 1,      March 25,
                                              1995          1995
                                           -----------   -----------
                                           (Unaudited)    (Audited)

ASSETS

Current assets:
  Cash and cash equivalents                $  82,227     $  96,518
  Short-term investments                           -        11,998
  Accounts receivable, net of allowance
    for doubtful accounts of $3,168 at
    July 1, 1995 and $3,850 at
    March 25, 1995                           103,084       111,530
  Inventories:
    Raw materials                             51,166        40,528
    Work-in-process                           30,623        28,398
    Finished goods                            35,113        20,754
                                           ----------    ----------
                                             116,902        89,680
  Prepaid expenses and other                  11,837         8,695
                                           ----------    ----------
    Total current assets                     314,050       318,421

Property, plant and equipment, at cost:
  Buildings                                   22,593        22,575
  Machinery and equipment                    165,804       146,020
  Furniture and fixtures                      12,381        12,177
  Leasehold improvements                       9,298         9,262
                                           ----------    ----------
                                             210,076       190,034
  Less accumulated depreciation and
    amortization                            (140,002)     (133,890)
                                           ----------    ----------
    Net property, plant and equipment         70,074        56,144
Other assets                                   7,173         7,282
                                           ----------    ----------
                                           $ 391,297     $ 381,847
                                           ==========    ==========


                         See accompanying notes.




                          MAXTOR CORPORATION
                      CONSOLIDATED BALANCE SHEETS
            (In thousands, except share and per share amounts)

                               (Continued)


                                             July 1,     March 25,
                                              1995         1995
                                           -----------   ---------
                                           (Unaudited)   (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                    $  30,000     $  30,000
  Accounts payable                           157,084       136,746
  Income taxes payable                         7,003         6,807
  Accrued payroll and payroll-related
    expenses                                  13,755        14,802
  Accrued warranty                            22,495        25,058
  Accrued special and restructuring              434           635
  Accrued expenses                            22,814        18,972
  Long-term debt and capital lease
    obligations due within one year            2,853         2,957
                                           ----------    ----------
      Total current liabilities              256,438       235,977

Long-term debt and capital lease
  obligations due after one year             101,354       101,967
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value,
    5,000,000 shares authorized; no
    shares issued or outstanding                   -             -
  Class A common stock, $0.01 par value,
    19,480,000 shares authorized, issued
    and outstanding                              195           195
  Common stock, $0.01 par value,
    180,520,000 shares authorized;
    issued and outstanding:
    July 1, 1995 - 33,062,304 shares;
    March 25, 1995 - 32,217,287 shares           331           322
  Additional paid-in capital                 330,777       327,357
  Accumulated deficit                       (297,798)     (283,971)
                                           ----------    ----------
    Total stockholders' equity                33,505        43,903
                                           ----------    ----------
                                           $ 391,297     $ 381,847
                                           ==========    ==========


                      See accompanying notes.




                        MAXTOR CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                             (Unaudited)

                                                 Three Months Ended
                                             -------------------------
                                                July 1,      June 25,
                                                 1995          1994
                                             -----------   -----------
Increase (decrease) in cash and
  cash equivalents
Cash flows from operating activities:
  Net loss                                   $  (13,827)   $  (12,189)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                9,089        10,734
     Loss on disposal of property, plant
       and equipment                                 28            17
     Change in assets and liabilities:
       Accounts receivable                        8,446        11,805
       Inventories                              (27,222)       (1,466)
       Prepaid expenses and other                (3,142)        1,026
       Accounts payable                          20,338       (24,494)
       Income taxes payable                         196            92
       Accrued payroll and payroll-related
         expenses                                (1,047)          730
       Accrued warranty                          (2,563)       (1,055)
       Accrued special and restructuring           (201)          182
       Accrued expenses                           3,842       (11,046)
                                             -----------   -----------
  Total adjustments                               7,764       (13,475)
                                             -----------   -----------
  Net cash used in operating activities          (6,063)      (25,664)
                                             -----------   -----------

Cash flows from investing activities:
  Purchase of available-for-sale investments          -       (25,094)
  Proceeds from maturity of available-for-
    sale investments                             11,998         7,429
  Purchase of property, plant and equipment     (24,049)       (5,445)
  Proceeds from disposal of property, plant
    and equipment                                    79           128
  Other                                           1,153          (818)
                                             -----------   -----------
  Net cash used in investing activities         (10,819)      (23,800)
                                             -----------   -----------

Cash flows from financing activities:
  Proceeds from issuance of debt                      -            59
  Principal payments on debt, including
    capital lease obligations                      (838)       (1,328)
  Proceeds from issuance of common stock,
    net of notes receivable, stock
    repurchases and tax benefits                  3,429           131
                                             -----------   -----------
  Net cash provided by (used in) financing
    activities                                    2,591        (1,138)
                                             -----------   -----------
Net change in cash and cash equivalents         (14,291)      (50,602)

Cash and cash equivalents at beginning
  of period                                      96,518       144,520
                                             -----------   -----------

Cash and cash equivalents at end of period   $   82,227    $   93,918
                                             ===========   ===========


                        See accompanying notes.



(In thousands)
(Unaudited)                                   Three Months Ended
-----------------------------------------------------------------------
                                              July 1,   June 25,
                                               1995       1994
-----------------------------------------------------------------------
Supplemental disclosures of cash flow
  information:
Cash paid (received) for:
  Interest                                   $  196     $  279
  Income taxes                                  470        248
  Income tax refunds                              -        (11)

Supplemental information on noncash
  investing and financing activities:
Capital lease obligations                    $  121     $   22
-----------------------------------------------------------------------




                           MAXTOR CORPORATION
               Notes to Consolidated Financial Statements
                               (Unaudited)

1.   Consolidated financial statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation (Maxtor or the Company) and its wholly-owned subsidiaries. In connection with the sale of the assets of Storage Dimensions, Inc.
(SDI), formerly a wholly-owned subsidiary of the Company, Maxtor acquired a 32.8% interest in the company formed for the purpose of purchasing the net assets of SDI. Maxtor accounts for its investment under the equity method. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended March 25, 1995. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

The Company maintains a 52/53-week fiscal year cycle. Fiscal year 1996 will be comprised of 53 weeks. The first quarter of fiscal year 1996 was comprised of 14 weeks; remaining quarters will be comprised of 13 weeks. Fiscal year 1995 was comprised of 52 weeks; all quarters were comprised of 13 weeks.


2.   Short-term borrowings

In September 1993, the Company obtained a secured, asset-based revolving line of credit. The original committed line of credit provided for borrowings up to $76.0 million over a two-year term and is secured by receivables, certain inventories and other assets. This revolving line of credit includes sublines for letters of credit and bears interest at various rates. Borrowings under this line of credit are limited to a percentage of eligible receivables. The agreement includes covenants to maintain certain financial ratios and precludes the Company from paying cash dividends. On June 17, 1994, the Company received an amendment to its line of credit for the minimum operating profit which is measured at the end of each quarter. With such amendment, the Company was in compliance with all financial covenants during the quarter ended June 25, 1994. On October 11, 1994, the Company received an unconditional waiver of defaults of minimum operating profit, minimum net worth and leverage ratio covenants defaults that occurred as of the fiscal quarter ended September 24, 1994. On October 31, 1994, the Company received another amendment to its line of credit with respect to each of the financial covenants that are measured at the end of each fiscal quarter and fiscal year end. The amendment extended the commitment on the revolving line of credit for an additional year, thereby providing for borrowings over a two-year term, ending September 1996. The Company also elected to reduce its line of credit from $76.0 million to $50.0 million. On August 2, 1995, the Company received an unconditional waiver of defaults of minimum operating profit and capital expenditures covenants that occurred as of the fiscal quarter ended July 1, 1995. This waiver enables the Company to borrow, if necessary, through the fiscal quarter ending September 30, 1995. As of July 1, 1995, $30.0 million of borrowings and $1.3 million of letters of credit were outstanding. The $30.0 million of borrowings was fully repaid the first week after fiscal quarter end. The balance available for additional borrowings under this line of credit at July 1, 1995 was approximately $15.5 million using the July 1, 1995 borrowing base.

On July 20, 1995, the Company and Hyundai Electronics Industries Co., Ltd. (HEI) entered into a memorandum of understanding under which HEI will provide a $100 million corporate guarantee, subject to negotiation and execution of a definitive agreement. The Company intends to obtain a $100 million credit facility supported by the HEI guarantee during the second quarter of fiscal year 1996.


3.   Net loss per share

Net loss per share is based upon the weighted average number of shares of all classes of common stock outstanding during the quarters ended July 1, 1995 and June 25, 1994.


4.   Contingencies

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

RESULTS OF OPERATIONS

General
Since its inception in 1982, Maxtor Corporation (Maxtor or the Company) has been subject to the highly cyclical nature of the disk drive industry. The industry is subject to rapid technological change and short product life cycles. The industry is also intensely competitive and significant price erosion is typical during the life of a product. At times the industry is subject to excess production capacity, and component cost and availability pressures. In addition to being impacted by these industry factors, the Company has been less successful than its competitors in managing product transitions and has been unable to bring certain products to market in a timely and cost effective manner. Further, many of the Company's competitors have greater financial and other resources and broader product lines than the Company with which to compete in this environment.

As a result of the factors discussed above and others, the Company has incurred operating losses during each of the last ten consecutive fiscal quarters, including the fourth quarter of fiscal year 1995 for which the Company reported net income of approximately $1.1 million as a result of a non-recurring gain of approximately $10 million from the sale of the Company's interest in Maxoptix Corporation. Primarily as a result of continuing pricing pressures and other competitive factors, component availability, cost and time-to-market issues with regard to its new products, and general industry conditions, the Company was not profitable during the first quarter of fiscal year 1996 and the Company does not expect to be profitable during the remainder of fiscal year 1996.

As noted above, the disk drive industry is subject to rapid technological change and short product life cycles as data storage manufacturers continually strive for smaller form factors, larger storage capacities, higher performance and lower cost. Shorter product life cycles also increase the importance of the Company's ability to successfully manage product transitions. The Company has been less successful than its competitors in managing product transitions, and successful new products introduced by competitors have tended to displace older products, including the Company's products. The failure to adequately manage product transitions could result in the loss of market opportunities, decreased sales of existing products, cancellation of products or product lines, the accumulation of obsolete and excess inventory and unanticipated charges related to obsolete capital equipment. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results and there can be no assurance that the Company will be successful in such efforts.

The disk drive industry is intensely competitive and significant price erosion is typical during the life of a product. As a result of the rapid technological change and short product life cycles characteristic of the industry, bringing new products to market on a timely basis has become increasingly critical to competing in this price competitive environment. When a new product is not brought to market on a timely basis, the selling price of older products generally must be reduced in order to compete effectively with competitors' new products, which are being produced at lower costs. If competitors introduce products which offer greater capacity, better performance, lower prices or any combination of these factors, the Company's results of operations would be adversely affected. Due to the narrowness of the Company's product offerings relative to its competition, any delay in bringing a product to market will have a more significant adverse effect on the Company's results of operations than a similar delay would have on its competitors' results of operations. Although the Company expects that price erosion for certain products will continue during fiscal year 1996 at a level near or below the erosion experienced in the first quarter of fiscal year 1996, there can be no assurance that price erosion will not increase substantially.

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

The Company's manufacturing process requires large volumes of high-quality and low-cost components supplied by outside suppliers. The Company periodically receives communication from vendors that they may be unable to supply required volumes of certain key components. While the Company has qualified and continues to qualify multiple sources for many components, it is reliant on, and will continue to be reliant on, single sources for many semi-custom and custom integrated circuits and other key components. The Company does not have long-term supply contracts with most of its single source vendors, some of which are companies with limited financial and operational resources. The Company intends to continue to pursue qualification of alternative sources for single source components where practicable; the Company believes, however, that it will have to continue to utilize leading edge components which may only be available from a single source. With the expansion of production experienced by the disk drive industry during fiscal year 1995 and continuing into fiscal year 1996, shortages of certain key components for the disk drive industry have increased, the Company has experienced shortages, and the Company expects that industry shortages and increased costs of key components will continue into future quarters. The Company will continue to aggressively work with its vendor base to minimize its component supply exposure. There can be no assurance, however, that the Company will be successful in such efforts or that in the future the Company's vendors will meet the Company's needs for required volumes of high-quality components in a timely and cost effective manner.

FIRST QUARTER FISCAL YEAR 1996 COMPARED TO FIRST QUARTER FISCAL YEAR
1995

-------------------------------------------------------------
(In millions)                   July 1,   June 25,
Fiscal  quarter ended            1995       1994     Change
-------------------------------------------------------------
Revenue                        $ 315.9    $ 218.3    $  97.6

Gross margin                   $  29.9    $  24.0    $   5.8
  As a percentage of revenue       9.5%      11.0%

Net loss                       $ (13.8)   $ (12.1)   $  (1.6)
  As a percentage of revenue      (4.4%)     (5.6%)

Net loss per share             $ (0.27)   $ (0.24)   $ (0.03)
-------------------------------------------------------------


Revenue
Revenue for the first quarter of fiscal year 1996 increased by nearly 45% from the same quarter of the prior fiscal year generally as a result of an increase in unit volumes and a shift in product mix to higher-capacity product offerings, offset in part by competitive pricing pressures. Unit volumes increased by nearly 80% from approximately 1.0 million units for the first quarter of fiscal year 1995 to approximately
1.9 million units for the first quarter of fiscal year 1996.   In terms
of a shift in product mix, approximately 90% of the Company's first quarter fiscal year 1996 unit volume was comprised of drives with a capacity of 540 megabytes (MB) or higher, whereas the Company's unit volume for the first quarter of the prior fiscal year was primarily comprised of drives with a capacity of 540MB or less. In terms of competitive pricing pressures, average unit selling prices, in terms of megabyte per dollar, dropped substantially between the first quarters of fiscal years 1995 and 1996, particularly related to 540MB or less product offerings. Revenue for the first quarter of fiscal year 1996 also reflects a 14-week quarter as compared to a 13-week quarter for the same quarter of the prior year. The first quarter was extended to realign fiscal year end periods for the 53-week fiscal year 1996; all other fiscal year 1996 quarters are 13-week quarters. Revenue for the first quarter of fiscal year 1995 was negatively impacted by a significant shortage in required volumes of a key component which delayed certain product shipments into the second quarter of fiscal year 1995; the prior year first quarter was also negatively impacted as a result of the Company's decision in the latter half of fiscal year 1994 to discontinue certain unprofitable products.

During the first quarter of fiscal year 1996, the Company did not have any customer which accounted for 10% or greater of the Company's revenue. During the first quarter of fiscal year 1995, the Company had one customer which accounted for approximately 14% of the Company's revenue.

Gross margin
Gross margin as a percentage of revenue declined to 9.5% for the first quarter of fiscal year 1996 from 11.5% for the first quarter of fiscal year 1995. Despite the significant increase in unit volume and the shift to higher capacity products as discussed earlier, gross margin declined primarily as a result of the substantial drop in average unit selling prices, in terms of megabytes per dollar. In addition, as a result of industry-wide growth in unit volumes, shortages of certain key components occurred during the first quarter of fiscal year 1996 which negatively impacted the Company's margin.

As discussed earlier, the Company expects that industry shortages and increased costs of key components will continue into future quarters. The Company will continue to aggressively work with its vendor base to minimize its component supply exposure. There can be no assurance, however, that the Company will be successful in such efforts or that in the future the Company's vendors will meet the Company's needs for required volumes of high-quality components in a timely and cost effective manner.

Given the cyclical nature of the disk drive industry and the uncertainty of the pricing environment in particular, there can be no assurance that the Company will be able to sustain its current gross margin and the Company anticipates that gross margin will decline during the second quarter of fiscal year 1996. The Company will continue its efforts to reduce its average unit manufacturing costs and to introduce and produce in volume new higher-margin products in an effort to improve gross margin during the remainder of fiscal year 1996. However, there can be no assurance that average unit selling prices will not decline at a more rapid rate or that the Company will be successful in its efforts to improve gross margin.

Operating expenses
---------------------------------------------------------------------
(In millions)                         July 1,    June 25,
Fiscal quarter ended                   1995        1994      Change
---------------------------------------------------------------------
Research and development              $ 22.8     $ 14.0      $  8.8
  As a percentage of revenue             7.2%       6.4%

Selling, general and administrative   $ 19.0     $ 21.0      $ (2.0)
  As a percentage of revenue             6.0%       9.6%
---------------------------------------------------------------------

Research and development (R&D) expenses increased in absolute dollars and as a percentage of revenue primarily as a result of the Company's continued commitment to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its future success. A portion of the increase is due to the Company's efforts in designing a new drive platform which the Company believes will improve both the Company's bill of materials and value added in the near future. R&D spending in absolute dollars is expected to flatten during the remainder of fiscal year 1996 until the Company is able to improve its margins and achieve profitability. Although the Company has no technology purchases currently planned, R&D expenses may fluctuate in the future resulting from the cost of acquiring rights to new technologies.

Selling, general and administrative (SG&A) expenses decreased as a percentage of revenue in the first quarter of fiscal year 1996 compared to the same period of the prior fiscal year primarily due to the increase in the revenue base. SG&A spending in absolute dollars decreased and reflects the Company's ongoing efforts to control costs and expenditures. The Company's efforts will continue into future quarters, however, there can be no assurance that the Company will be successful in such efforts.

Interest expense and interest income
-------------------------------------------------------------------
(In millions)                        July 1,   June 25,
Fiscal quarter ended                  1995       1994      Change
-------------------------------------------------------------------
Interest expense                     $ 1.8     $ 2.1       $ (0.3)

Interest income                      $  .6     $ 1.4       $ (0.9)
-------------------------------------------------------------------

Interest expense decreased as a result of a lower rate of interest on outstanding borrowings during the first quarter of fiscal year 1996 as compared to the same quarter of the prior fiscal year. Interest income decreased as a result of lower cash and short-term investments balances during the first quarter of fiscal year 1996 compared to the same quarter of the prior fiscal year.

Provision for income taxes
-------------------------------------------------------------------
(In millions)                     July 1,   June 25,
Fiscal quarter ended               1995       1994       Change
-------------------------------------------------------------------
Provision for income taxes        $  0.7    $  0.6       $  0.1
-------------------------------------------------------------------

The provision for income taxes consists primarily of foreign taxes. The Company's effective tax rate for the first quarters of both fiscal year 1996 and 1995 differs from the combined federal and state rate due to the repatriation of foreign earnings absorbed by current year losses and the Company's U.S. operating losses not providing current tax benefits, offset in part by the tax savings associated with the Company's Singapore operations and valuation of temporary differences. Income from the Singapore operations is not taxable in Singapore as a result of the Company's pioneer tax status.


LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------------------
                                               July 1,
(In millions)                                   1995
------------------------------------------------------------

Cash and cash equivalents                      $ 82.2

Short-term borrowings                            30.0

Net cash used in operating activities             6.1

Net cash used in investing activities            10.8

Net cash provided by financing activities         2.6
------------------------------------------------------------

As of July 1, 1995, the Company had cash and cash equivalents of $82.2 million as compared to $108.5 million as of March 25, 1995, a decrease of $26.3 million. The decrease in the Company's cash and cash equivalents was primarily the result of operating losses as well as purchases of inventory and property, plant and equipment.

Of the net cash used in operating activities during the first quarter of fiscal year 1996, net loss less non-cash depreciation and amortization accounted for approximately $4.7 million. An increase in inventory accounted for a net use of cash of approximately $27.2 million. Despite the Company's efforts to balance production with demand and control inventory purchases, inventories increased as a result of unanticipated changes in market demand as well as planned purchases of certain key components in anticipation of future industry-wide component shortages. Partially offsetting the increase in inventory however, accounts receivable decreased and accounts payable increased. The decrease in accounts receivable of $8.4 million primarily reflects a higher concentration of sales during the last month of the quarter for the quarter ended March 25, 1995 compared to the quarter ended July 1, 1995. Accounts payable increased by approximately $20.3 million primarily due to the timing of purchases and disbursement of payments for inventory and manufacturing equipment during the quarter.

Net cash used in investing activities during the first quarter of fiscal year 1996 was primarily attributable to $24.0 million of capital expenditures offset in part by $12.0 million of short-term investment maturities, net of purchases. A significant portion of the capital expenditure activity was related to the acquisition of manufacturing equipment. Depending on business conditions, including the successful introduction of new products, the Company currently expects to make capital expenditures of approximately $75 million during fiscal year 1996. The Company expects to fund these capital expenditures through bank and equipment financing and cash flow from operations.

Net cash provided by financing activities during the first quarter of fiscal year 1996 primarily reflects proceeds from the issuance of common stock under the Company's stock purchase plan and stock option plans, offset in part by cash used to reduce outstanding debt.

In September 1993, the Company obtained a secured, asset-based revolving line of credit. The original committed line of credit provided for borrowings up to $76.0 million over a two-year term and is secured by receivables, certain inventories and other assets. This revolving line of credit includes sublines for letters of credit and bears interest at various rates. Borrowings under this line of credit are limited to a percentage of eligible receivables. The agreement includes covenants to maintain certain financial ratios and precludes the Company from paying cash dividends. On June 17, 1994, the Company received an amendment to its line of credit for the minimum operating profit which is measured at the end of each quarter. With such amendment, the Company was in compliance with all financial covenants during the quarter ended June 25, 1994. On October 11, 1994, the Company received an unconditional waiver of defaults of minimum operating profit, minimum net worth and leverage ratio covenants defaults that occurred as of the fiscal quarter ended September 24, 1994. On October 31, 1994, the Company received another amendment to its line of credit with respect to each of the financial covenants that are measured at the end of each fiscal quarter and fiscal year end. The amendment extended the commitment on the revolving line of credit for an additional year, thereby providing for borrowings over a two-year term, ending September 1996. The Company also elected to reduce its line of credit from $76.0 million to $50.0 million. On August 2, 1995, the Company received an unconditional waiver of defaults of minimum operating profit and capital expenditure covenants that occurred as of the fiscal quarter ended July 1, 1995. This waiver enables the Company to borrow, if necessary, through the fiscal quarter ending September 30, 1995. As of July 1, 1995, $30.0 million of borrowings and $1.3 million of letters of credit were outstanding. The $30.0 million of borrowings were fully repaid the first week after fiscal year end. The balance available for additional borrowings under this line of credit at July 1, 1995 was approximately $15.5 million using the July 1, 1995 borrowing base.

The liquidity of the Company has been adversely affected by significant losses from operations and liquidity has been significantly reduced compared to the same period last year. The Company is implementing ongoing measures with the goal of improving liquidity. In addition to attempting to improve operating margins on product sales through the introduction of new products and reduction of manufacturing costs, the Company remains focused on controlling other operating expenses. As discussed earlier, the Company believes that it must continue to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its future success, but expects that R&D expenses will flatten in future quarters until margins improve and the Company is profitable. The Company anticipates a very non-linear shipment pattern during the second quarter of fiscal year 1996, which coupled with continued losses is expected to result in a further substantial reduction in liquidity. Given the above as well as the uncertainties of the disk drive industry and the risks inherent in accomplishing the above measures, the Company is currently seeking additional sources of financing. On July 20, 1995, the Company and Hyundai Electronics Industries Co., Ltd. (HEI) entered into a memorandum of understanding under which HEI will provide a $100 million corporate guarantee, subject to negotiation and execution of a definitive agreement. The Company has initiated discussions with various parties and intends to obtain a $100 million credit facility secured by the HEI guarantee during the second quarter of fiscal year 1996. The Company also continues to pursue other financing alternatives.

Subject to unforeseen changes in general business conditions, the Company believes that the combination of the measures described above and other available actions, together with its balances of cash and cash equivalents, expected cash flow from operations, equipment financing and line of credit borrowing capabilities will be sufficient to fund the Company's working capital and capital expenditure requirements through fiscal year 1996.


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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

b)  Reports on Form 8-K:
    None

c)  Exhibits:
    See Index to Exhibits on pages 16 to 25 hereof.


                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MAXTOR CORPORATION



Date: August 11, 1995                 By: /s/ Nathan Kawaye
                                          -------------------
                                          Nathan Kawaye
                                          Vice President, Finance,
                                          Corporate Controller and
                                          Chief Accounting Officer



                         INDEX TO EXHIBITS

Exhibit No.  Description                                    Sequentially
                                                              Numbered
                                                                Pages
------------------------------------------------------------------------

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

10.132 (27)  Confidential Resignation Agreement and General
             Release of Claims between Registrant and Patricia
             M. Roboostoff, dated November 30, 1994

10.133 (27)  Stock Purchase Agreement between Registrant,
             Maxoptix Corporation and Kubota Electronics
             America Corporation, dated December 26, 1994

10.134 (28)  Confidential Resignation Agreement and General
             Release of Claims between Registrant and Larry
             J. Smart, dated Feburuary 7, 1995

10.135 (28)  Lease Agreement by and between 345 Partnership
             and Registrant, dated February 24, 1995

10.136 (28)  Lease Agreement for Premises Located at 1900
             Pike Road, Suite A, Longmont, CO, between
             Registrant as Tenant and Pratt Land Limited
             Liability Company as Landlord, dated
             February 24, 1995

10.137 (28)  Lease Agreement for Premises Located at 2040
             Miller Drive, Suite A, B, & C between Registrant as Tenant and Pratt Land Limited Liability Company as Landlord, dated February 24, 1995

10.138 (28)  Manufacturing and Purchase Agreement by and
             Between Registrant and Hyundai Electronics
             Industries Co., Ltd., dated April 27, 1995
             (with certain information deleted and
             indicated by blank spaces)

10.139 (28)  Lease Agreement for Premises Located at 2040
             Miller Drive, Suites D, E, & F, Longmont, CO, between Registrant as Tenant and Pratt
             Management Company, LLC as Landlord

10.140       Memorandum of Understanding concerning Guarantee
             by Hyundai Electronics Co., Ltd. of Credit
             Facility for Registrant, dated July 17, 1995        26 - 27

10.141       Waiver to Financing Agreement among Registrant
             and the CIT Group/Business Credit, Inc., dated
             August 2, 1995                                      28 - 29

11.1         Computation of Net Loss Per Share                        30

20.1   (25)  Maxtor Corporation 1995 Stock Option Plan

20.2   (26)  Maxtor Corporation Individual Stock Option
             Agreement, dated November 8, 1994

27           Financial Data Schedule                                  31

------------------------------------------------------------------------
(1) Incorporated by reference to exhibits to Registration Statement No. 2-98568 effective August 7, 1985
(2) Incorporated by reference to exhibits to Registration Statement No. 33-4092 effective April 2, 1986
(3) Incorporated by reference to exhibits to Registration Statement No. 33-12123 effective February 26, 1987
(4) Incorporated by reference to exhibits to Registration Statement No. 33-12768 effective April 23, 1987
(5) Incorporated by reference to exhibits to Registration Statement No. 33-43172 effective October 7, 1992
(6) Incorporated by reference to exhibits to Registration Statement No. 33-8607 effective September 10, 1986
(7)  Incorporated by reference to exhibits of Form 8-K filed February 8,
     1988
(8) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1988
(9) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1989
(10) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 1, 1990
(11) Incorporated by reference to exhibits of Form 8-K filed July 13,
     1990
(12) Incorporated by reference to exhibits of Form 8 filed November 13,
     1990
(13) Incorporated by reference to exhibits of Form 8 filed January 8,
     1991
(14) Incorporated by reference to exhibits to Annual Report on Form 10-K effective July 15, 1991
(15) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 25, 1992
(16) Incorporated by reference to exhibits of Form 8-K filed January 8,
     1993
(17) Incorporated by reference to exhibits to Annual Report on Form 10-K effective May 27, 1993
(18) Incorporated by reference to exhibits of Form 10-Q filed August 10,
     1993
(19) Incorporated by reference to exhibits of Form 8-K filed August 19,
     1993
(20) Incorporated by reference to exhibits of Form 10-Q filed November
     8, 1993
(21) Incorporated by reference to exhibits of Form 10-Q filed February
     7, 1994
(22) Incorporated by reference to exhibits of Form 10-K filed June 24,
     1994
(23) Incorporated by reference to exhibits of Form 10-Q filed August 5,
     1994
(24) Incorporated by reference to exhibits of Form 10-Q filed November
     8, 1994
(25) Incorporated by reference to exhibits to Registration Statement No. 33-56405 effective November 10, 1994
(26) Incorporated by reference to exhibits to Registration Statement No. 33-56407 effective November 10, 1994
(27) Incorporated by reference to exhibits of Form 10-Q filed February
     7, 1995
(28) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 23, 1995