Form 10-Q
period 1995-09-30
MAXTOR CORP
filed 1995-11-15
CIK 711039

30
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549


                                 FORM 10-Q


X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the period ended September 30, 1995.

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

33,542,522 shares of Common Stock and 19,489,000 shares of Class A Common Stock were issued and outstanding as of November 4, 1995.

This quarterly report on Form 10-Q contains 142 pages of which this is page number 1.


                              MAXTOR CORPORATION

                                  FORM 10-Q

                              September 30, 1995

                                    INDEX



Part  I.  Financial Information                                 Page


   Item 1.  Consolidated Financial Statements

            Consolidated Statements of Loss-
              Three Months and Six Months Ended
              September 30, 1995 and September 24, 1994               3

            Consolidated Balance Sheets-
              September 30, 1995 and March 25, 1995               4 - 5

            Consolidated Statements of Cash Flows-
              Six Months Ended September 30, 1995
              and September 24, 1994                              6 - 7

            Notes to Consolidated Financial Statements            7 - 9


   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations      10 - 16



Part  II.  Other Information

   Item 1.  Legal Proceedings                                        17

   Item 4.  Submission of Matters to a Vote of Stockholders          17

   Item 5.  "Other Information" - Part II                            18

   Item 6.  Exhibits and Reports on Form 8-K                         18



Signature Page                                                       19



                      PART   I.   FINANCIAL INFORMATION


Item 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                 MAXTOR CORPORATION
                           CONSOLIDATED STATEMENTS OF LOSS
                       (In thousands, except per share amounts)
                                     (Unaudited)

                              Three Months Ended          Six Months Ended
                            ----------------------    ----------------------
                            Sept. 30,   Sept. 24,     Sept. 30,   Sept. 24,
                              1995        1994          1995        1994
                            ----------  ----------    ----------  ----------
Revenue                     $ 281,406   $ 174,368     $ 597,300   $ 392,678
Cost of revenue               281,359     191,064       567,392     385,350
                            ----------  ----------    ----------  ----------
Gross margin                       47     (16,696)       29,908       7,328

Operating expenses:
  Research and development     21,847      14,589        44,638      28,625
  Selling, general and
    administrative             19,486      21,437        38,462      42,482
                            ----------  ----------    ----------  ----------
Total operating expenses       41,333      36,026        83,100      71,107
                            ----------  ----------    ----------  ----------
Loss from operations          (41,286)    (52,722)      (53,192)    (63,779)

Interest expense               (2,511)     (2,445)       (4,331)     (4,416)
Interest income                   107       1,050           659       2,489
                            ----------  ----------    ----------  ----------
Loss before income taxes      (43,690)    (54,117)      (56,864)    (65,706)
Provision for income taxes        798         600         1,451       1,200
                            ----------  ---------     ----------  ----------
Net loss                    $ (44,488)  $ (54,717)    $ (58,315)  $ (66,906)
                            ==========  ==========    ==========  ==========

Net loss per share          $   (0.84)  $   (1.09)    $   (1.11)  $   (1.34)
                            ==========  ==========    ==========  ==========

Shares used in computing
  net loss per share           52,866      50,256        52,476      50,091
                            ==========  ==========    ==========  ==========



                               See accompanying notes.




                               MAXTOR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                   Sept. 30,    March 25,
                                                     1995         1995
                                                  ----------   ----------
ASSETS

Current assets:
  Cash and cash equivalents                       $  19,377    $  96,518
  Short-term investments                                  -       11,998
  Accounts receivable, net of allowance for
    doubtful accounts of $3,405 at September
    30, 1995 and $3,850 at March 25, 1995           141,436      111,530
  Inventories:
    Raw materials                                    76,437       40,528
    Work-in-process                                  28,684       28,398
    Finished goods                                   38,036       20,754
                                                  ----------   ----------
                                                    143,157       89,680
  Prepaid expenses and other                         13,409        8,695
                                                  ----------   ----------
      Total current assets                          317,379      318,421

Property, plant and equipment, at cost:
  Buildings                                          22,822       22,575
  Machinery and equipment                           173,683      146,020
  Furniture and fixtures                             13,019       12,177
  Leasehold improvements                             10,734        9,262
                                                  ----------   ----------
                                                    220,258      190,034
  Less accumulated depreciation and amortization   (145,507)    (133,890)
                                                  ----------   ----------
    Net property, plant and equipment                74,751       56,144
Other assets                                          5,627        7,282
                                                  ----------   ----------
                                                  $ 397,757     $ 381,847
                                                  ==========   ==========



                           See accompanying notes.


                             MAXTOR CORPORATION
                         CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)
                                (Unaudited)

                                (Continued)


                                                   Sept. 30,    March 25,
                                                     1995         1995
                                                  ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Short-term borrowings                           $  72,000    $  30,000
  Accounts payable                                  161,419      136,746
  Income taxes payable                                7,287        6,807
  Accrued payroll and payroll-related expenses       16,982       14,802
  Accrued warranty                                   23,999       25,058
  Accrued expenses                                   21,856       19,607
  Long-term debt and capital lease obligations
    due within one year                               2,778        2,957
                                                  ----------   ----------
      Total current liabilities                     306,321      235,977

Long-term debt and capital lease obligations
  due after one year                                100,664      101,967
Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $0.01 par value, 5,000,000
    shares authorized; no shares issued or
    outstanding                                           -            -
  Class A common stock, $0.01 par value,
    19,480,000 shares authorized, issued and
    outstanding                                         195          195
  Common stock, $0.01 par value,
    180,520,000 shares authorized; issued and
    outstanding:
    September 30, 1995 - 33,540,710 shares;
    March 25, 1995 - 32,217,287 shares                  335          322
  Additional paid-in capital                        332,528      327,357
  Accumulated deficit                              (342,286)    (283,971)
                                                  ----------   ----------
      Total stockholders' equity (deficit)           (9,228)      43,903
                                                  ----------   ----------
                                                  $ 397,757    $ 381,847
                                                  ==========   ==========




                             See accompanying notes.




                             MAXTOR CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                         Six Months Ended
                                                     Sept. 30,      Sept. 24,
                                                       1995           1994
                                                   -----------    -----------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net loss                                         $  (58,315)    $  (66,906)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                      19,322         20,188
    Loss on disposal of property, plant and equipment      47            495
    Change in assets and liabilities:
      Accounts receivable                             (29,906)        11,240
      Inventories                                     (53,477)       (11,489)
      Prepaid expenses and other                       (4,714)           723
      Accounts payable                                 15,157        (19,219)
      Income taxes payable                                480            217
      Accrued payroll and payroll-related expenses      2,180          4,095
      Accrued warranty                                 (1,059)        (3,595)
      Accrued special and restructuring                  (340)       (16,772)
      Accrued expenses                                  2,589          5,432
                                                   -----------    -----------
  Total adjustments                                   (49,721)        (8,685)
                                                   -----------    -----------
  Net cash used in operating activities              (108,036)       (75,591)

Cash flows from investing activities:
  Purchases of short-term investments                       -        (30,091)
  Proceeds from maturity of short-term investments     11,998         44,918
  Purchase of property, plant and equipment           (30,105)       (13,016)
  Proceeds from disposal of property, plant and
    equipment                                             133          2,172
  Other                                                 3,288            329
                                                   -----------    -----------
  Net cash provided by (used in) investing
    activities                                        (14,686)         4,312

Cash flows from financing activities:
  Proceeds from issuance of short-term borrowings,
    net of payments                                    42,000              -
  Proceeds from issuance of debt                            -            125
  Principal payments on debt                           (1,403)        (2,562)
  Principal payments under capital lease obligations     (200)          (260)
  Proceeds from issuance of common stock, net of
    notes receivable, stock repurchases and tax
    benefits                                            5,184          2,286
                                                   -----------    -----------
  Net cash provided by (used in) financing
    activities                                         45,581           (411)
                                                   -----------    -----------
Net change in cash and cash equivalents               (77,141)       (71,690)

Cash and cash equivalents at beginning of period       96,518        144,520
                                                   -----------    -----------
Cash and cash equivalents at end of period         $   19,377     $   72,830
                                                   ===========    ===========

                           See accompanying notes.


(In thousands)
(Unaudited)                                     Six Months Ended
----------------------------------------------------------------------
                                              Sept. 30,    Sept. 24,
                                                 1995         1994
----------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid for:
  Interest                                    $   237      $ 3,432
  Income taxes                                    929          563

Supplemental information on noncash investing and financing activities:
  Capital lease obligations                   $   121      $   149
  Purchase of property, plant & equipment
    financed by accounts payable                4,072            -
----------------------------------------------------------------------



                             MAXTOR CORPORATION
                 Notes to Consolidated Financial Statements
                                 (Unaudited)

1.   Consolidated financial statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation (Maxtor or the Company) and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended March 25, 1995. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year. Balance sheet amounts at March 25, 1995 were derived from the audited financial statements for the year ended March 25, 1995.

The Company maintains a 52/53-week fiscal year cycle. Fiscal year 1996 will be comprised of 53 weeks. The first quarter of fiscal year 1996 was comprised of 14 weeks; remaining quarters will be comprised of 13 weeks. Fiscal year 1995 was comprised of 52 weeks; all quarters were comprised of 13 weeks.


2.   Short-term borrowings

On August 31, 1995, the Company established a $100 million unsecured, revolving line of credit arranged by Citicorp Securities Inc. and syndicated among ten banks, which is guaranteed by Hyundai Electronics Industries Co., Ltd. (HEI). This $100 million line of credit is a 364-day committed facility, renewable annually up to three years, that will be used to refinance debt under the CIT agreement, and for general operating purposes. As of September 30, 1995, $72 million of borrowings were outstanding. There were no letters of credit outstanding under this line. The balance available for additional borrowings under the Citibank facility at September 30, 1995 is $28 million.

Under the terms of the guarantee, HEI may elect, at its sole discretion, to receive shares of the Company and its subsidiaries in lieu of payment.

In September 1993, the Company obtained a secured, asset-based revolving line of credit. The original committed line of credit provided for borrowings up to $76 million over a two-year term and was secured by receivables, certain inventories and other assets. This revolving line of credit includes sublines for letters of credit and bears interest at various rates. Borrowings under this line of credit were limited to a percentage of eligible receivables. The agreement includes covenants to maintain certain financial ratios and precludes the Company from paying cash dividends. On August 2, 1995, the Company received an unconditional waiver of defaults of minimum operating profit and capital expenditures covenants that occurred as of the fiscal quarter ended July 1, 1995. This waiver enabled the Company to borrow, if necessary, through the fiscal quarter ending September 30, 1995. On October 11, 1995, the Company received another unconditional waiver of defaults of maximum capital expenditures, maximum and minimum working capital, leverage ratio, maximum operating loss and minimum net worth covenants that occurred as of the fiscal quarter ending September 30, 1995. The Company reduced the line of credit to $20 million. On October 17, 1995, the Company received an amendment to its line of credit with respect to each of the financial covenants that are measured at the end of each fiscal quarter and fiscal year end. The amendment specified that the commitment on the line will terminate on August 29, 1996. As of September 30, 1995, there were no borrowings under the secured credit line, but there were $1.3 million of letters of credit outstanding. The balance available for additional borrowings under this line of credit as of September 30, 1995 was approximately $18.7 million using the September 30, 1995 borrowing base.


3.   Net loss per share

Net loss per share is based upon the weighted average number of shares of all classes of common stock outstanding during the quarters ended September 30, 1995 and September 24, 1994.


4.   Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable, cash equivalents and short-term investments. The Company has cash equivalent and short-term investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit-worthy. One customer accounted for 21.1% and 12.7%, respectively, of revenues for the three-month and six-month periods ended September 30, 1995. Additionally, this customer accounted for 33.0% of the outstanding accounts receivable balance at September 30, 1995. If the Company fails to perform its obligations to the Company, such failure would have significant adverse effects upon the Company's financial position, results of operations, cash flows and liquidity. Another customer accounted for 10.5% and 12.5%, respectively, of the revenues for the three-month and six-month periods ended September 24, 1994.

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

Certain other claims, including other patent infringement claims, against the Company have arisen in the course of its business. There is presently no litigation involving such claims, and the Company believes the outcome of these claims and the claim concerning Rodime described above will not have a material adverse effect on the Company's financial position or results of operations.

6.   Subsequent event

On November 2, 1995, the Company entered into an Agreement and Plan of Merger with Hyundai Electronics America (HEA) and its subsidiary (Purchaser) pursuant to which Purchaser has agreed to acquire by a cash tender offer of $6.70 per share for all of the outstanding shares of the Company's common stock which are not owned by HEA or its affiliates.

The acquisition by Purchaser was approved by the Board of Directors and is subject to approval of both the U.S. and Korean governments and satisfaction of other normal and customary closing conditions. The Agreement and Plan of Merger has been filed as an exhibit to the Company's Schedule 14D-9, as amended. See the Company's Schedule 14D-9 for further information concerning the tender offer and merger.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

General
Since its inception in 1982, Maxtor Corporation (Maxtor or the Company) has been subject to the highly cyclical nature of the disk drive industry. The industry is subject to rapid technological change and short product life cycles. The industry is also intensely competitive and significant price erosion is typical during the life of a product. At times, the industry is subject to excess production capacity, and component cost and availability pressures. In addition to being impacted by these industry factors, the Company has been less successful than its competitors in managing product transitions and has been unable to bring certain products to market in a timely and cost effective manner. Further, many of the Company's competitors have greater financial and other resources and broader product lines than the Company with which to compete in this environment.

As a result of the factors discussed above and others, the Company has incurred operating losses during each of the last eleven consecutive fiscal quarters, including the fourth quarter of fiscal year 1995 for which the Company reported net income of approximately $1.1 million as a result of a non-recurring gain of approximately $10 million from the sale of the Company's interest in Maxoptix Corporation. Primarily as a result of continuing pricing pressures, serious shortages of certain key components, cost and time-to-market issues with regard to its new products, the Company was not profitable during the first two quarters of fiscal year 1996 and the Company does not expect to be profitable during the remainder of fiscal year 1996.

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

As a result of the rapid technological change and short product life cycles characteristic of the industry, bringing new products to market on a timely basis has become increasingly critical to competing in this price competitive environment. When a new product is not brought to market on a timely basis, the selling price of older products generally must be reduced in order to compete effectively with competitors' new products, which are being produced at lower costs. If competitors introduce products which offer greater capacity, better performance, lower prices or any combination of these factors, the Company's results of operations would be adversely affected. Due to the narrowness of the Company's product offerings relative to its competition, any delay in bringing a product to market will have a more significant adverse effect on the Company's results of operations than a similar delay would have on its competitors' results of operations. Although the Company expects that price erosion for certain products will continue during fiscal year 1996 at a level near or below the erosion experienced in the first six months of fiscal year 1996, there can be no assurance that price erosion will not increase substantially.

As a result of volatile business conditions in the personal computer (PC) industry, including the trend toward consolidation among PC manufacturers, sales to original equipment manufacturers (OEMs) have become increasingly important to the success of the disk drive industry participants. In the first six months of fiscal year 1996, the Company experienced a change in channel mix towards higher percentage of OEM sales primarily due to a component shortage which reduced the availability of products, thereby requiring  the  Company  to  reduce its allocation  of  inventories  to  the distribution channel. Although the Company intends to continue in its efforts to increase its share of the OEM market, there can be no assurance that the Company will be successful in such efforts. The Company has experienced and continues to be heavily dependent on the distribution channel, which subjects the Company to certain pricing pressures and other factors unique to that channel, including historically higher levels of product returns compared to the levels of returns experienced with OEM customers.

The quality and yield of the Company's products is highly dependent on the Company's ability to obtain high-quality components and sub-assemblies, and its internal manufacturing processes. In the past, the Company's operating results have been affected by production delays and quality problems resulting from its inability to obtain certain key components and by the failure of certain components to meet requisite quality standards. However, the Company has implemented a number of programs to improve the quality of its key components and subassemblies, and its internal manufacturing processes. As a result of these efforts, the Company continues to improve the quality of its products. The Company believes that it must continue to focus on product quality to improve its competitive position in the disk drive industry.

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

--------------------------------------------------------------------------
                            Three Months Ended       Six Months Ended
                        Sept. 30,   Sept. 24,      Sept. 30,   Sept. 24,
(In millions)            1995        1994           1995        1994
--------------------------------------------------------------------------
Revenue               $  281.4    $  174.4       $  597.3    $  392.7

Gross margin          $    0.0    $  (16.7)      $   29.9    $    7.3
  As a percentage
    of revenue             0.0%       (9.6%)          5.0%        1.9%

Net loss              $  (44.5)   $  (54.7)      $  (58.3)   $  (66.9)
  As a percentage
    of revenue           (15.8%)     (31.4%)         (9.8%)     (17.0%)

Net loss per share    $   (0.84)  $   (1.09)     $   (1.11)  $   (1.34)
---------------------------------------------------------------------------

Revenue
Revenue for the Company's second quarter of fiscal year 1996 increased by 61% from the same quarter of the prior fiscal year, primarily as a result of an increase in unit volumes and a shift to the higher-capacity drives which have higher average unit selling prices, offset in part by competitive pricing pressures. In the second quarter of fiscal year 1996, unit volumes increased by nearly 50% from approximately 1.0 million units in the second quarter of fiscal year 1995 to approximately 1.5 million units in the second quarter of fiscal year 1996. Approximately 32% of the Company's second quarter fiscal year 1996 unit volumes was comprised of drives with a capacity of 1.0 gigabytes (GB) or higher and 67% was comprised of drives with a capacity between 540 megabytes (MB) and 1.0GB; whereas the Company's unit volume for the second quarter of the prior fiscal year comprised of approximately 90% drives with a capacity of 540MB or less. Average unit selling prices, in terms of megabyte per dollar, dropped substantially between fiscal years 1995 and 1996, particularly for drives with capacities of 540MB or less. During the second quarter of fiscal 1995, the Company's revenues were adversely affected by industry-wide pricing pressures, excess industry capacity and a shift in product mix. Product demand has shifted to the higher capacity 7000 Series products, but at that time, due to the shortage of a key component from a sole source vendor for the 7000 Series products, the Company's revenue was negatively impacted.

Comparing the six month period ended September 30, 1995 with the six month period ended September 24, 1994, revenue increased by 52% or $204.6 million, primarily as a result of an increase in unit volumes and a shift in product mix to higher-capacity product offerings which generally have higher average unit selling prices. Revenue for the first six months of fiscal year 1996 also reflects a 27-week period as compared to a 26-week period for the prior year. The first quarter in fiscal year 1996 was extended to realign fiscal year end periods for the 53-week fiscal year 1996. However, revenues in fiscal year 1996 were lower than expected as a result of a shortage in required volumes of certain components which reduced production volumes.

As noted earlier, the Company continues to be heavily dependent on the availability of certain components and the success of certain products. During fiscal year 1995 and throughout the first six months of fiscal year 1996, the Company was on allocation for certain parts that delayed the Company's production, resulting in lower than expected revenue. The Company expects continued shortages of key components, primarily media, which management believes will be likely to adversely impact revenues and operating results in future periods. The Company's ability to obtain higher allocation of key components is essential to the Company's success in increasing its market share. There can be no assurance that the Company will be successful in such efforts.

During the second quarter of fiscal year 1996, the Company had one customer which accounted for approximately 21% of the Company's revenue. This customer also accounted for approximately 13% of the Company's revenue for the first six months of fiscal year 1996. This percentage may fluctuate in future periods and there can be no assurance that it will not decline significantly. During the second quarter of fiscal year 1995 one customer accounted for approximately 10% of the Company's revenue.

Gross Margin
Gross margin as a percentage of revenue was zero for the second quarter of fiscal year 1996 as compared to (10%) for the second quarter of fiscal year 1995. For the first half of fiscal year 1996, gross margin as a percentage of revenue increased to 5% from 2% for the first half of fiscal year 1995.

Although the shift of the Company's products sold was towards the higher-capacity products which generally have a higher average selling price per unit, any increase in margin which would have resulted from this shift were offset by the following: continued lower prices on products of 850MB and lower capacities due to industry driven pricing pressures which commenced in the prior quarter, pricing pressures on 1.0GB and 1.2GB products in the latter part of the first quarter and early part of the second quarter of fiscal year 1996, and lower volumes during the quarter due to shortages of certain key components. The negative gross margin for the second quarter of fiscal year 1995 was primarily attributable to intense price competition, particularly among low-capacity products, and excess industry capacity, as well as to cost and time-to-market issues with regard to certain of the Company's products. Further, the Company was more heavily dependent on the aftermarket in the prior year and, therefore, more susceptible to the pricing pressures inherent to the distribution channel.

The Company's gross margin improved from (9.6%) for the second quarter of fiscal year 1995 to 9.0% for the third quarter, 10.0% for the fourth quarter of fiscal year 1995 and 9.5% for the first quarter of fiscal year 1996, before it declined to 0% for the second quarter of fiscal year 1996. The improvement in gross margin through the first quarter of fiscal year 1996 occurred primarily as a result of both a product mix shift from low-capacity products to higher-capacity products which have higher margins and an increase in unit sales volumes of the higher-capacity products. In the second quarter of fiscal year 1995, the Company incurred charges amounting to approximately $18 million related to the write-down of obsolete and excess inventory and equipment for 170MB and 340MB products nearing end of life, price protection, excess 1.8-inch inventory, and a substantial return from an OEM customer. In the third quarter of fiscal year 1995, even though the level of price competition was still intense, the magnitude of the price erosion had slowed down. The price competition started to pick up again in the first quarter of fiscal year 1996. In the first quarter of fiscal year 1996, the Company experienced a shortage of a key component from its supplier which drove up the price of that component. The component shortage affected the Company's manufacture of the higher-capacity products and its average manufacturing costs, thereby reducing the gross margin in the second quarter of fiscal year 1996.

As noted earlier, the level of price competition increased again in June 1995 and continued through August 1995. The Company is currently working on pricing of its new 1.6GB products to generate the unit volume required to improve gross margin. The Company will also continue its efforts to reduce its average unit manufacturing costs. However, there can be no assurance that average unit selling prices will not decline at a more rapid rate or that the Company will be successful in its efforts to improve gross margin. In addition, given the cyclical nature of the disk drive industry and the Company's dependence on the success of certain products, as discussed earlier, there can be no assurance that the Company will be able to improve or maintain its current gross margin.

Operating expenses
----------------------------------------------------------------------------
                                Three Months Ended         Six Months Ended
                               Sept. 30,  Sept. 24,     Sept. 30,  Sept. 24,
(In millions)                    1995       1994          1995       1994
----------------------------------------------------------------------------
Research and development      $  21.8    $  14.6       $  44.6    $  28.6
  As a percentage of revenue      7.7%       8.4%          7.5%       7.3%

Selling, general and
  administrative              $  19.5    $  21.4       $  38.5    $  42.5
  As a percentage of revenue      6.9%      12.3%          6.4%      10.8%
----------------------------------------------------------------------------

Research and development (R&D) expenses for the second quarter and first six months of fiscal year 1996 increased from the same periods of the prior fiscal year primarily due to the Company's continued commitment to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its future success. R&D spending in absolute dollars is expected to remain flat during the remainder of fiscal year 1996 until the Company is able to improve its margin and achieve profitability. Although the Company has no technology purchases currently planned, R&D expenses may fluctuate in the future resulting from the cost of acquiring rights to new technologies. The Company's efforts will continue into future quarters, however, there can be no assurance that the Company will be successful in such efforts.


Selling, general and administrative (SG&A) expenses decreased as a percentage of revenue for the second quarter and first six months of fiscal year 1996 compared to the same periods of the prior fiscal year primarily due to the increase in the revenue base. SG&A spending in absolute dollars decreased and reflects the Company's ongoing effort to control costs and expenditures. The Company's efforts will continue into future quarters, however, there can be no assurance that the Company will be successful in such efforts.

Interest expense and interest income
----------------------------------------------------------------------------
                         Three Months Ended       Six Months Ended
                      Sept. 30,   Sept. 24,     Sept. 30,    Sept. 24,
(In millions)           1995        1994          1995         1994
----------------------------------------------------------------------------
Interest expense      $   2.5     $   2.4       $   4.3     $   4.4

Interest income       $   0.1     $   1.0       $   0.7     $   2.5
----------------------------------------------------------------------------

Interest expense remained flat due to the same average amount of borrowings outstanding during the second quarter and first six months of fiscal year 1996 as compared to the same periods of the prior fiscal year. On August 31, 1995, the Company established a $100 million unsecured, revolving line of credit arranged by Citicorp Securities Inc. and syndicated among ten banks which is guaranteed by Hyundai Electronics Industries Co., Ltd. (HEI). The Company had $72 million of borrowings outstanding as of September 30, 1995 and intends to keep approximately the same or higher level of borrowings throughout the year. Therefore, the interest expense may increase in future quarters depending upon interest rates and the average amount of borrowings outstanding. Interest income decreased in the second quarter of fiscal year 1996 due to the lack of available cash for investing purposes. The Company is maintaining liquidity of cash to meet daily operating requirements and interest income is expected to remain low for the remainder of fiscal year 1996.

Provision for income taxes
----------------------------------------------------------------------------
                               Three Months Ended      Six Months Ended
                               Sept. 30, Sept. 24,   Sept. 30, Sept. 24,
(In millions)                   1995      1994        1995      1994
----------------------------------------------------------------------------

Provision for income taxes    $  0.8    $  0.6      $  1.5    $  1.2
----------------------------------------------------------------------------

The provision for income taxes consists primarily of foreign taxes. The Company's effective tax rate for the second quarters of fiscal years 1996 and 1995 differs from the combined federal and state rates due to the repatriation of foreign earnings absorbed by current year losses, and the Company's U.S. operating losses not providing current tax benefits, offset in part by the tax savings associated with the Company's Singapore operations and valuation of temporary differences. Income from the
Singapore operations is not taxable in Singapore as a result of the Company's pioneer tax status.


LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------------------------------------------
                                                      Sept. 30,
(In millions)                                           1995
---------------------------------------------------------------------------
Cash, cash equivalents and short-term investments     $  19.4

Short-term borrowings                                 $  72.0

Net cash used in operating activities                 $  108.0

Net cash used in investing activities                 $   14.7

Net cash provided by financing activities             $   45.6
----------------------------------------------------------------------------

As of September 30, 1995, the Company had cash, cash equivalents and short-term investments of $19.4 million as compared to $108.5 million as of March 25, 1995, a decrease of $89.1 million. The decrease in the Company's cash and cash equivalents was primarily the result of operating losses as well as an increase in accounts receivable and purchases of inventory and property, plant and equipment.

Of the net cash used in operating activities during the first six months of fiscal year 1996, net loss less non-cash depreciation and amortization accounted for approximately $39.0 million. An increase in accounts receivable, inventory and accounts payable, net of payables used to finance purchases of property, plant and equipment, accounted for a net use of cash of approximately $29.9 million, $53.5 million and ($15.2) million, respectively. The increase in accounts receivable of $29.9 million primarily reflects a higher concentration of sales during the last month of the quarter for the quarter ended September 30, 1995. Despite the Company's efforts to balance production with demand and control inventory purchases, the increase in inventories occurred in raw materials as a result of some planned purchases of available key components in anticipation of future industry-wide component shortages and build up of other components for products which could not be completed due to shortages of certain key components during the quarter. Accounts payable, net of payables used to finance purchases of property, plant & equipment, increased by approximately $15.2 million primarily due to the growth of cost of revenue.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable, cash equivalents and short-term investments. The Company has cash equivalent and short-term investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit-worthy. One customer accounted for 21.1% and 12.7%, respectively, of revenues for the three-month and six-month periods ended September 30, 1995. Additionally, this customer accounted for 33.0% of the outstanding accounts receivable balance at September 30, 1995. If the customer fails to perform its obligations to the Company, such failure would have significant adverse effects upon the Company's financial position, results of operations, cash flows and liquidity. Another customer accounted for 10.5% and 12.5%, respectively, of the revenues for the three-month and six-month periods ended September 24, 1994.

Net cash used in investing activities during the first six months of fiscal year 1996 was primarily attributable to $30.1 million of capital expenditures offset in part by $12.0 million of short-term investment maturities, net of purchases. A significant portion of the capital expenditures activity was related to the acquisition of manufacturing equipment. Depending on business conditions, including the successful introduction of new products, the Company currently expects to make capital expenditures of approximately $75 million during fiscal year 1996. The
Company expects to fund these capital expenditures through bank and equipment financing and cash flow from operations.

On August 31, 1995, the Company established a $100 million unsecured, revolving line of credit arranged by Citicorp Securities Inc. and syndicated among ten banks which is guaranteed by HEI. This $100 million line of credit is a 364-day committed facility, renewable annually up to three years, that will be used to refinance debt. As of September 30, 1995, $72 million of borrowings were outstanding. There were no letters of credit outstanding under this line. The balance available for additional borrowings as of September 30, 1995 under the Citibank facility is $28 million.

Under the terms of the guarantee, HEI may elect, at its sole discretion, to receive shares of the Company and its subsidiaries in lieu of payment.

In September 1993, the Company obtained a secured, asset-based revolving line of credit. The original committed line of credit provided for borrowings up to $76 million over a two-year term and is secured by receivables, certain inventories and other assets. This revolving line of credit includes sublines for letters of credit and bears interest at various rates. Borrowings under this line of credit are limited to a percentage of eligible receivables. The agreement includes covenants to maintain certain financial ratios and precludes the Company from paying cash dividends. On August 2, 1995, the Company received an unconditional waiver of defaults of minimum operating profit and capital expenditures covenants that occurred as of the fiscal quarter ended July 1, 1995. This waiver enables the Company to borrow, if necessary, through the fiscal quarter ending September 30, 1995. On October 11, 1995, the Company received another unconditional waiver of defaults of maximum capital expenditures, maximum and minimum working capital, leverage ratio, maximum operating loss and minimum net worth covenants that occurred as of the fiscal quarter ending September 30, 1995. The Company reduced the line of credit to $20 million. On October 17, 1995, the Company received an amendment to its line of credit with respect to each of the financial covenants that are measured at the end of each fiscal quarter and fiscal year end. The amendment specified that the commitment on the line will terminate on August 29, 1996. As of September 30, 1995, there were no borrowings under the secured credit line, but there were $1.3 million of letters of credit outstanding. The balance available for additional borrowings under the line as of September 30, 1995 was approximately $18.7 million using the September 30, 1995 borrowing base.

Net cash provided by financing activities during the first six months of fiscal year 1996 primarily reflects proceeds from short-term borrowings, net of repayments, drawn from the unsecured line of credit and from the issuance of common stock under the Company's stock purchase and stock option plans, offset in part by cash used to reduce outstanding debt.

The liquidity of the Company has been adversely affected by significant losses from operations and liquidity has been significantly reduced compared to the same period last year. The Company is implementing ongoing measures with the goal of improving liquidity. In addition to attempting to improve gross margin on product sales through the introduction of new products and reduction of manufacturing costs, the Company remains focused on controlling other operating expenses. As discussed earlier, the Company believes that it must continue to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its future success, but expects that R&D expenses will flatten in future quarters until margins improve and the Company is profitable. The Company anticipates a more linear shipment pattern during the remainder of fiscal year 1996, which coupled with efforts to improve gross margin, is expected to result in an improvement in liquidity.

On November 2, 1995, the Company entered into an Agreement and Plan of Merger with Hyundai Electronics America (HEA) and its subsidiary (Purchaser) pursuant to which Purchaser has agreed to acquire by a cash tender offer of $6.70 per share for all of the outstanding shares of the Company's common stock which are not owned by HEA or its affiliates.

The acquisition by Purchaser was approved by the Board of Directors and is subject to approval of both the U.S. and Korean governments and satisfaction of other normal and customary closing conditions. The Agreement and Plan of Merger has been filed as an exhibit to the Company's Schedule 14D-9, as amended. See the Company's Schedule 14D-9 for further information concerning the tender offer and merger.

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

Certain other claims, including other patent infringement claims, against the Company have arisen in the course of its business. There is presently no litigation involving such claims, and the Company believes the outcome of these claims and the claim concerning Rodime described above will not have a material adverse effect, on the Company's financial position or results of operations.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

At the annual meeting of stockholders held on August 10, 1995, the following persons were reelected to serve as Class II directors: C. S. Park and Charles Hill. Director Ryal R. Poppa resigned effective July 21, 1995 and the Board of Directors substituted Mr. Hill, formerly a Class III director, as nominee in place of Mr. Poppa.

The following matters were submitted to a vote of the stockholders with the results of the voting being as shown:
----------------------------------------------------------------------------
                                                                    Broker
                                                                    "Non-
                                   For       Against      Abstain    Votes"
----------------------------------------------------------------------------
Approval of the Maxtor
  Corporation 1996 Outside
  Directors Stock Option Plan,
  under which 340,000 shares
  of Common Stock are reserved
  for issuance pursuant to the
  Directors Plan                29,403,704  1,986,742    142,759  13,467,239

Approval of the amendment to
  the Company's 1992 Employee
  Stock Purchase Plan to
  increase the number of
  shares of Common Stock
  reserved for issuance under
  the Plan from 2,900,000
  to 4,400,000                 27,282,622   3,999,294    251,289  13,467,239

Approval and ratification of
  the appointment of Ernst &
  Young LLP as the Company's
  independent auditors         44,676,534     230,091     93,819          -
----------------------------------------------------------------------------

On August 16, 1995, Charles F. Christ was appointed to fill the vacancy on the Board arising from Mr. Poppa's resignation.


Item 5.  OTHER INFORMATION

On November 2, 1995, the Company entered into an Agreement and Plan of Merger with Hyundai Electronics America (HEA) and its subsidiary (Purchaser) pursuant to which Purchaser has agreed to acquire by a cash tender offer of $6.70 per share for all of the outstanding shares of the Company's common stock which are not owned by HEA or its affiliates.

The acquisition by Purchaser was approved by the Board of Directors and is subject to approval of both the U.S. and Korean governments and satisfaction of other normal and customary closing conditions. The Agreement and Plan of Merger has been filed as an exhibit to the Company's Schedule 14D-9, as amended. See the Company's Schedule 14D-9 for further information concerning the tender offer and merger.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

b)  Reports on Form 8-K:
    None

c)  Exhibits:
    See Index to Exhibits on pages 20 to 29 hereof.


                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MAXTOR CORPORATION



Date:  November 14, 1995               By:     /s/ Nathan Kawaye
                                           -------------------------
                                                Nathan Kawaye
                                           Vice President, Finance,
                                           Chief Accounting Officer



                            INDEX TO EXHIBITS

Exhbit No.   Description                                        Sequentially
                                                                  Numbered
                                                                    Pages
---------------------------------------------------------------------------
2.1    (31)  Agreement and Plan of Merger dated November 2,
             1995 between Registrant, Hyundai Electronics
             America and Hyundai Acquisition. Inc.

3.1    (6)   Certificate of Incorporation

3.2    (8)   Certificate of Amendment of Certificate of
             Incorporation of Maxtor Corporation, dated
             December 23, 1987

3.3    (8)   By-Laws as amended July 21, 1987

3.4    (21)  Amended and Restated By-Laws of Maxtor
             Corporation, A Delaware Company, effective
             February 3, 1994

3.5    (21)  Restated Certificate of Incorporation of
             Maxtor Corporation effective February 3, 1994

4.1    (3)   Form of Certificate of Shares of Registrant's
             Common Stock

4.2    (7)   Maxtor Corporation Rights Plan

4.3    (22)  Amendment to Rights Agreement between Registrant
             and the First National Bank of Boston, dated
             September 10, 1993

10.1   (1)   Omnilease Corporation Master Lease Agreement
             No. 300362, dated as of January 14, 1983 and addenda thereof

10.2   (1)   Lease Agreement between Orchard Investment
             Company No. 801, formerly Nelo, a California general partnership and Registrant, dated
             March 23, 1984

10.3   (1)   Lease Commitment between Walter E. Heller &
             Company and Registrant, dated as of March 11, 1985

10.4   (1)   Stock Purchase Agreement between Steven P.
             Kitrosser and Registrant, dated May 21, 1985

10.5   (1)   Stock Purchase Agreement between James McCoy
             and Registrant, dated May 21, 1985

10.6   (1)   Equipment Lease Agreement between Pacific
             Western (formerly Pacific Valley) Bank and
             Registrant, dated June 26, 1985

10.7   (1)   Continuing Guaranty between Maxtor Singapore
             Limited and Bank of America N.T. & S.A., dated July 27, 1985

10.8   (9)   Lease Agreement between John Arrillaga,
             Separate Property Trust, Richard T. Perry,
             Separate Property Trust and Registrant, dated
             August 27, 1986

10.9   (3)   Marketing and Distribution Agreement between
             Ricoh Company, Ltd. and Registrant, dated
             October 14, 1986

10.10  (3)   Land Lease Agreement between Housing and
             Development Board, Singapore and Maxtor
             Singapore Limited, dated December 22, 1986

10.11  (3)   Indenture dated February 16, 1987

10.12  (8)   Stock Bonus Plan and Cash Bonus Plan between
             Storage Dimensions, Inc. and Registrant dated
             June 15, 1987

10.13  (8)   Merger Agreement between MAXSUB II, Inc., and
             Storage Dimensions, Inc. dated October 26, 1987

10.14  (3)   1986 Outside Directors' Stock Option Plan

10.15  (3)   Commitment from Union Bank to Registrant
             regarding letters of credit for the benefit of the officers and directors of the Registrant

10.16  (4)   Agreement and Plan of Reorganization

10.17  (9)   Revised Equipment Lease Agreement between
             Capital Associates International, Inc. and
             Registrant, dated September 28, 1988

10.18  (9)   Credit Agreement between Bank of America
             National Trust and Savings Association and
             Registrant, dated October 18, 1988

10.19  (9)   Equipment Lease Agreement between Pitney Bowes
             Credit Corporation and Registrant, dated
             November 2, 1988

10.20  (9)   Equipment Lease Agreement between Concord Leasing
             (Asia) Pte Ltd. and Maxtor Singapore, Limited, dated November 16, 1988

10.21  (9)   Lease Agreement between Maxtor Singapore,
             Limited and Jurong Town Corporation, dated
             November 16, 1988

10.22  (9)   Lease Agreement between Greylands Business Park
             Phase II and Storage Dimensions, Inc., dated
             December 14, 1988

10.23  (8)   Stock Purchase Agreement among Registrant,
             Storage Dimensions, Inc., David A. Eeg, Gene E.
             Bowles, Jr., David P. Williams and David Lance
             Robinson

10.24  (8)   Fiscal 1988 Stock Option Plan

10.25  (8)   Employee Stock Purchase Plan

10.26  (8)   Dual Currency Loan Agreement between Maxtor
             Singapore Limited, Maxtor Delaware, Maxtor
             California and American Express Bank Limited

10.27  (8)   Amended and Restated Fiscal 1985 Stock Option
             Plan, including the Immediately Exercisable
             Incentive Stock Option Agreement and the
             Immediately Exercisable Nonqualified Stock
             Option Agreement

10.28  (9)   Loan Agreement between Probo Pacific Pte Ltd. and
             Maxtor Singapore Limited, dated March 20, 1989

10.29  (9)   Loan Agreement between Concord Leasing (Asia)
             Pte, Ltd. and Maxtor Singapore Limited, dated
             April 14, 1989

10.30  (10)  Product Discontinuance Agreement between
             Matsushita Communication Industrial Co., Ltd.
             (MCI) and Registrant, dated August 23, 1989

10.31  (10)  Equipment Lease Agreement between Capital
             Associates International, Inc. and Registrant, dated October 17, 1989

10.32  (10)  Maxoptix Corporation 1989 Stock Option Plan

10.33  (9)   Forms for Promissory Note and Amended and
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

10.140 (29)  Memorandum of Understanding concerning Guarantee by
             Hyundai Electronics Co., Ltd. of Credit Facility for
             Registrant, dated July 17, 1995

10.141 (29)  Waiver to Financing Agreement among Registrant and the
             CIT Group/Business Credit, Inc., dated August 2, 1995

10.142       Credit Agreement among Registrant and The Initial
             Lenders and the Issuing Bank and Citibank, N.A.,
             dated August 31, 1995                                   30 - 117

10.143       The Guaranty and Recourse Agreement among Registrant
             and Hyundai Electronics Industries Co., Ltd.,
             dated August 31, 1995                                  118 - 122

10.144       Waiver to Financing Agreement among Registrant and
             the CIT Group/Business Credit, Inc., and Assignment
             Agreement among Registrant, the CIT Group/Business
             Credit, Inc., and Finova Capital Corporation, dated
             October 11, 1995                                       123 - 133

10.145       Amendment to the Financing Agreement among Registrant
             and the CIT Group/Business Credit, Inc., dated
             October 17, 1995                                       134 - 138

11.1         Computation of Net Loss Per Share                      139 - 140

20.1   (25)  Maxtor Corporation 1995 Stock Option Plan

20.2   (26)  Maxtor Corporation Individual Stock Option
             Agreement, dated November 8, 1994

20.3   (30)  Maxtor Corporation 1992 Employee Stock Purchase Plan
             and 1996 Outside Directors Stock Option Plan, dated
             October 9, 1995

27           Financial Data Schedule                                141 - 142

---------------------------------------------------------------------------
(1) Incorporated by reference to exhibits to Registration Statement No. 2-98568 effective August 7, 1985
(2) Incorporated by reference to exhibits to Registration Statement No. 33-4092 effective April 2, 1986
(3) Incorporated by reference to exhibits to Registration Statement No. 33-12123 effective February 26, 1987
(4) Incorporated by reference to exhibits to Registration Statement No. 33-12768 effective April 23, 1987
(5) Incorporated by reference to exhibits to Registration Statement No. 33-43172 effective October 7, 1992
(6) Incorporated by reference to exhibits to Registration Statement No. 33-8607 effective September 10, 1986
(7)  Incorporated by reference to exhibits of Form 8-K filed February 8, 1988
(8) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1988
(9) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1989
(10) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 1, 1990
(11) Incorporated by reference to exhibits of Form 8-K filed July 13, 1990
(12) Incorporated by reference to exhibits of Form 8 filed November 13, 1990
(13) Incorporated by reference to exhibits of Form 8 filed January 8, 1991
(14) Incorporated by reference to exhibits to Annual Report on Form 10-K effective July 15, 1991
(15) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 25, 1992
(16) Incorporated by reference to exhibits of Form 8-K filed January 8, 1993
(17) Incorporated by reference to exhibits to Annual Report on Form 10-K effective May 27, 1993
(18) Incorporated by reference to exhibits of Form 10-Q filed August 10, 1993
(19) Incorporated by reference to exhibits of Form 8-K filed August 19, 1993
(20) Incorporated by reference to exhibits of Form 10-Q filed November 8, 1993
(21) Incorporated by reference to exhibits of Form 10-Q filed February 7, 1994
(22) Incorporated by reference to exhibits of Form 10-K filed June 24, 1994
(23) Incorporated by reference to exhibits of Form 10-Q filed August 5, 1994
(24) Incorporated by reference to exhibits of Form 10-Q filed November 8, 1994
(25) Incorporated by reference to exhibits to Registration Statement No. 33-56405 effective November 10, 1994
(26) Incorporated by reference to exhibits to Registration Statement No. 33-56407 effective November 10, 1994
(27) Incorporated by reference to exhibits of Form 10-Q filed February 7, 1995
(28) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 23, 1995
(29) Incorporated by reference to exhibits of Form 10-Q filed August 14, 1995
(30) Incorporated by reference to exhibits to Registration Statement No. 33-63295 effective October 10, 1995
(31) Incorporated by reference to exhibit III of schedule 14D-9 filed November 9, 1995