Form 10-K/A
period 1995-03-25
MAXTOR CORP
filed 1995-12-08
CIK 711039

13


                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-K/A
                              Amendment No. 1
(Mark one)
  X Annual Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934
For the fiscal year ended  March 25, 1995
                           --------------
or
     Transition Report Pursuant to Section 13 or 15(d) of the
 --- Securities Exchange Act of 1934
For the transition period from            to
                               ----------    ----------------

Commission file Number:        0-14016
                              ---------

                     Maxtor Corporation
-------------------------------------------------------
(Exact name of registrant as specified in its charter)

                     Delaware                        77-0123732
---------------------------------------        ---------------------
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                Identification No.)

  211 River Oaks Parkway, San Jose, CA                95134
------------------------------------------        ------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   (408) 432-1700
                                                      ----------------

Securities registered pursuant to Section 12(b) of the Act:   None
                                                             ------

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

Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                               -----

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

This Form 10-K/A Amendment No.1 contains 36 pages of which this is number 1. The Index to Exhibits begins on page 3.



                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MAXTOR CORPORATION



Date:  December 7, 1995               By:  /s/  Nathan Kawaye
                                           ------------------------
                                           Nathan Kawaye
                                           Vice President, Finance,
                                           Chief Accounting Officer



                         INDEX TO EXHIBITS

Exhibit No.     Description                               Sequentially
                                                           Numbered
                                                            Pages
---------------------------------------------------------------------

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

10.138       Manufacturing and Purchase Agreement by and
          13 - 36
             Between Registrant and Hyundai Electronics
             Industries Co., Ltd., dated April 27, 1995
             (with certain information deleted and
             indicated by blank spaces)

10.139 (28)  Lease Agreement for Premises Located at 2040
             Miller Drive, Suites D, E, & F, Longmont, CO, between Registrant as Tenant and Pratt Management
             Company, LLC as Landlord

11.1   (28)  Computation of Net Income (Loss) Per Share

20.1   (25)  Maxtor Corporation 1995 Stock Option Plan

20.2   (26)  Maxtor Corporation Individual Stock Option
             Agreement, dated November 8, 1994

21.1   (28)  Subsidiaries of Maxtor Corporation, incorporated
             in Delaware ("Maxtor")

23.1   (28)  Consent of Ernst & Young LLP, Independent Auditors

27     (28)  Financial Data Schedule

----------------------------------------------------------------------
          -----
(1) Incorporated by reference to exhibits to Registration Statement No. 2-98568 effective August 7, 1985
(2) Incorporated by reference to exhibits to Registration Statement No. 33-4092 effective April 2, 1986
(3) Incorporated by reference to exhibits to Registration Statement No. 33-12123 effective February 26, 1987
(4) Incorporated by reference to exhibits to Registration Statement No. 33-12768 effective April 23, 1987
(5) Incorporated by reference to exhibits to Registration Statement No. 33-43172 effective October 7, 1992
(6) Incorporated by reference to exhibits to Registration Statement No. 33-8607 effective September 10, 1986
(7)  Incorporated by reference to exhibits of Form 8-K filed February
     8, 1988
(8) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1988
(9) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1989
(10) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 1, 1990
(11) Incorporated by reference to exhibits of Form 8-K filed July 13,
     1990
(12) Incorporated by reference to exhibits of Form 8 filed November
     13, 1990
(13) Incorporated by reference to exhibits of Form 8 filed January 8,
     1991
(14) Incorporated by reference to exhibits to Annual Report on Form 10-K effective July 15, 1991
(15) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 25, 1992
(16) Incorporated by reference to exhibits of Form 8-K filed January
     8, 1993
(17) Incorporated by reference to exhibits to Annual Report on Form 10-K effective May 27, 1993
(18) Incorporated by reference to exhibits of Form 10-Q filed August
     10, 1993
(19) Incorporated by reference to exhibits of Form 8-K filed August
     19, 1993
(20) Incorporated by reference to exhibits of Form 10-Q filed November
     8, 1993
(21) Incorporated by reference to exhibits of Form 10-Q filed February
     7, 1994
(22) Incorporated by reference to exhibits of Form 10-K filed June 24,
     1994
(23) Incorporated by reference to exhibits of Form 10-Q filed August
     5, 1994
(24) Incorporated by reference to exhibits of Form 10-Q filed November
     8, 1994
(25) Incorporated by reference to exhibits to Registration Statement No. 33-56405 effective November 10, 1994
(26) Incorporated by reference to exhibits to Registration Statement No. 33-56407 effective November 10, 1994
(27) Incorporated by reference to exhibits of Form 10-Q filed February
     7, 1995
(28) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 23, 1995