Form 10-Q
period 1995-12-30
MAXTOR CORP
filed 1996-02-14
CIK 711039

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                    FORM 10-Q


X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
Exchange Act of 1934

For the period ended December 30, 1995.

         Transition report pursuant to Section 13 or 15(d) of the
Securities
--------
Exchange Act of 1934

For the transition period from             to
                               -----------    -----------


Commission File Number 0-14016

                                 MAXTOR CORPORATION
                    (Exact name of registrant as specified in its charter)

                Delaware                                          770123732
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                         (Identification No.)

211 River Oaks Parkway, San Jose, CA                                  95134
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

600 shares of Common Stock and no shares of Class A Common Stock were issued and outstanding as of February 3, 1996.

This quarterly report on Form 10-Q contains 79 pages of which this is page number 1.

                             MAXTOR CORPORATION

                                  FORM 10-Q

                              December 30, 1995

                                    INDEX



Part  I.    Financial Information                                      Page
---------------------------------                                      ----


   Item 1.  Consolidated Financial Statements

            Consolidated Statements of Loss-
               Three Months and Nine Months Ended
               December 30, 1995 and December 24, 1994                    3

            Consolidated Balance Sheets-
               December 30, 1995 and March 25, 1995                   4 - 5

            Consolidated Statements of Cash Flows-
               Nine Months Ended December 30, 1995
               and December 24, 1994                                  6 - 7

            Notes to Consolidated Financial Statements                7 - 8


   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations         9 - 14



Part  II.   Other Information
-----------------------------

   Item 1.  Legal Proceedings                                            15

   Item 5.  Other information                                            15

   Item 6.  Exhibits and Reports on Form 8-K                             15

Signature Page                                                           16




                     PART   I.    FINANCIAL INFORMATION
                            ----------------------------------

Item 1.      CONSOLIDATED FINANCIAL STATEMENTS


                             MAXTOR CORPORATION
                       CONSOLIDATED STATEMENTS OF LOSS
                  (In thousands, except per share amounts)
                                 (Unaudited)

                             Three Months Ended        Nine Months Ended
                           ----------------------    ----------------------
                             Dec. 30,   Dec. 24,       Dec. 30,   Dec. 24,
                              1995       1994           1995       1994
                           ----------  ----------    ----------  ----------
Revenue                    $ 356,740   $ 238,174     $ 954,040   $ 630,852
Cost of revenue              326,000     216,846       893,392     602,196
                           ----------  ----------    ----------  ----------
Gross margin                  30,740      21,328        60,648      28,656

Operating expenses:
  Research and development    24,778      15,791        69,416      44,416
  Selling, general and
       administrative         22,070      20,078        60,532      62,560
  Other                        4,529           -         4,529           -
                           ----------  ----------    ----------  ----------
Total operating expenses      51,377      35,869       134,477     106,976
                           ----------  ----------    ----------  ----------

Loss from operations         (20,637)    (14,541)      (73,829)    (78,320)

Interest expense              (3,497)     (2,083)       (7,828)     (6,499)
Interest income                  177         789           836       3,278
                           ----------  ----------    ----------  ----------
Loss before income taxes     (23,957)    (15,835)      (80,821)    (81,541)
Provision for income taxes       676         600         2,127       1,800
                           ----------  ----------    ----------  ----------
Net loss                   $ (24,633)  $ (16,435)    $ (82,948)  $ (83,341)
                           ==========  ==========    ==========  ==========

Net loss per share         $   (0.46)  $   (0.32)    $   (1.57)  $   (1.66)
                           ==========  ==========    ==========  ==========

Shares used in computing
  net loss per share          53,110      50,668         52,687     50,283
                           ==========  ==========    ==========  ==========

                           See accompanying notes.

                             MAXTOR CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                 (Unaudited)


                                                   Dec. 30,     March 25,
                                                     1995         1995
                                                  ----------   ----------
ASSETS

Current assets:
  Cash and cash equivalents                       $  41,366    $  96,518
  Short-term investments                                  -       11,998
  Accounts receivable, net of allowance for
    doubtful accounts of $4,502 at December 30,
    1995 and $3,850 at March 25, 1995               125,920      111,530
  Inventories:
    Raw materials                                    58,511       40,528
    Work-in-process                                  31,370       28,398
    Finished goods                                   41,258
20,754
                                                  ----------   ----------
                                                    131,139       89,680
  Prepaid expenses and other                         13,147        8,695
                                                  ----------   ----------
      Total current assets                          311,572      318,421

Property, plant and equipment, at cost:
  Buildings                                          22,972       22,575
  Machinery and equipment                           178,042      146,020
  Furniture and fixtures                             13,432       12,177
  Leasehold improvements                             12,656        9,262
                                                  ----------   ----------
                                                    227,102      190,034
  Less accumulated depreciation and amortization   (148,930)    (133,890)
                                                  ----------   ----------
    Net property, plant and equipment                78,172       56,144
Other assets                                          7,508        7,282
                                                  ----------   ----------
                                                  $ 397,252    $ 381,847
                                                  ==========   ==========





                           See accompanying notes.




                             MAXTOR CORPORATION
                         CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share amounts)
                                 (Unaudited)

                                 (Continued)
                                                   Dec. 30,     March 25,
                                                     1995         1995
                                                  ----------   ----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Short-term borrowings                           $  99,000    $  30,000
  Accounts payable                                  152,376      136,746
  Income taxes payable                                7,683        6,807
  Accrued payroll and payroll-related expenses       16,658       14,802
  Accrued warranty                                   25,695       25,058
  Accrued expenses                                   25,942       19,607
  Long-term debt and capital lease obligations
    due within one year                               2,491        2,957
                                                  ----------   ----------
      Total current liabilities                     329,845      235,977

Long-term debt and capital lease obligations
  due after one year                                100,219      101,967
Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $0.01 par value, 5,000,000
    shares authorized; no shares issued or
    outstanding                                           -            -
  Class A common stock, $0.01 par value,
    19,480,000 shares authorized, issued and
    outstanding                                         195          195
  Common stock, $0.01 par value,
    180,520,000 shares authorized; issued and
    outstanding:
    December 30, 1995 - 33,748,988 shares;
    March 25, 1995 - 32,217,287 shares                  337          322
  Additional paid-in capital                        333,575      327,357
  Accumulated deficit                              (366,919)    (283,971)
                                                  ----------   ----------
      Total stockholders' equity (deficit)          (32,812)      43,903
                                                  ----------   ----------
                                                  $ 397,252    $ 381,847
                                                  ==========   ==========

                           See accompanying notes.


                             MAXTOR CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                       Nine Months Ended
                                                     Dec. 30,     Dec. 24,
                                                      1995         1994
                                                    ----------   ----------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net loss                                          $ (82,948)   $ (83,341)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                      31,936       28,177
    Loss on disposal of property, plant and equipment      58        1,496
    Change in assets and liabilities:
      Accounts receivable                             (14,390)      15,555
      Inventories                                     (41,459)       9,996
      Prepaid expenses and other                       (4,452)         805
      Accounts payable                                 10,334      (27,504)
      Income taxes payable                                876          663
      Accrued payroll and payroll-related expenses      1,856        1,462
      Accrued warranty                                    637       (2,179)
      Accrued expenses                                  6,335      (14,183)
                                                    ----------   ----------
  Total adjustments                                    (8,269)      14,288
                                                    ----------   ----------
  Net cash used in operating activities               (91,217)     (69,053)

Cash flows from investing activities:
  Purchases of short-term investments                       -      (30,091)
  Proceeds from maturity of short-term investments     11,998       57,986
  Purchase of property, plant and equipment           (50,332)     (19,947)
  Proceeds from disposal of property, plant and
    equipment                                             158        2,653
  Other                                                 1,343         (255)
                                                    ----------   ----------
  Net cash provided by (used in) investing
    activities                                        (36,833)      10,346

Cash flows from financing activities:
  Proceeds from issuance of short-term borrowings,
    net of payments                                    69,000            -
  Proceeds from issuance of debt                            -          194
  Principal payments on debt                           (2,078)      (3,298)
  Principal payments under capital lease obligations     (257)        (380)
  Proceeds from issuance of common stock, net of
    notes receivable, stock repurchases and tax
    benefits                                            6,233        4,941
                                                    ----------   ----------
  Net cash provided by financing activities            72,898        1,457
                                                    ----------   ----------
Net change in cash and cash equivalents               (55,152)     (57,250)

Cash and cash equivalents at beginning of period       96,518      144,520
                                                    ----------   ----------

Cash and cash equivalents at end of period          $  41,366    $  87,270
                                                    ==========   ==========
                           See accompanying notes.


(In thousands)
(Unaudited)                                           Nine Months Ended
---------------------------------------------------------------------------
                                                    Dec. 30,     Dec. 24,
                                                       1995         1994
---------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest                                        $  1,892     $  3,614
    Income taxes                                       1,214          611
    Income tax refunds                                     -          (11)

Supplemental information on non-cash investing
     and financing activities:
  Capital lease obligations                         $    121     $    162
  Purchase of property, plant & equipment
     financed by accounts payable                      5,296            -
---------------------------------------------------------------------------



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


2.  Short-term borrowings

On December 29, 1995, the Company obtained a $100 million secured bridge loan from Hyundai Electronics America (HEA) for working capital purposes. This credit facility allows for draw downs up to $100 million and has a first priority secured interest in all accounts receivable. All outstanding principal and accrued interest is due April 10, 1996. As of December 30, 1995, there were no borrowings outstanding.

On  August  31,  1995,  the Company established a $100  million  unsecured, revolving line of credit through Citicorp Securities Inc. and syndicated among ten banks, which is guaranteed by Hyundai Electronics Industries Co., Ltd. (HEI). This $100 million line of credit is a 364-day committed facility, renewable annually up to three years, that will be used primarily for general operating purposes. Under terms of the guarantee, HEI may elect, at its sole discretion, to receive shares of the Company and its subsidiaries in lieu of payment. As of December 30, 1995, $99 million of borrowings and $1 million in letters of credit were outstanding.

During the quarter ended December 30, 1995, the Company also had a $20 million line of credit facility (the CIT line). As of December 29, 1995, the Company terminated the CIT line.


3.  Net loss per share

Net loss per share is based upon the weighted average number of shares of all classes of common stock outstanding during the quarters ended December 30, 1995 and December 24, 1994.


4.  Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable, cash equivalents and short-term investments. The Company has cash equivalent and short-term investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit-worthy. One customer accounted for 11.0% of revenues for the nine-month period ended December 30, 1995. Additionally, this customer accounted for 11.3% of the outstanding accounts receivable balance at December 30, 1995. If the customer fails to perform its obligations to the Company, such failure would have adverse effects upon the Company's financial position, results of operations, cash flows and liquidity. No customers accounted for more than 10% of the revenues for the three-month and nine-month periods ended December 24, 1994.


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


6.  Subsequent event

Effective January 5, 1996, Hyundai Acquisition, Inc. (HAI) acquired by a cash tender offer for $6.70 per share 32,044,065 shares of the Company's common stock and on January 11, 1996, HAI was merged into the Company in a short form merger (the merger) and the Company became a wholly owned subsidiary of Hyundai Electronics America (HEA). Shares of common stock outstanding immediately prior to the merger which were not owned by HEA or its affiliates became the right to receive $6.70 in cash per share pursuant to the merger.

The  Agreement and Plan of Merger was filed as an exhibit to the  Company's
Schedule 14D-9, as amended. See the Company's Schedule 14D-9 for further information concerning the tender offer and merger.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The   following  discussion  should  be  read  in  conjunction   with   the
consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

General
Since its inception in 1982, Maxtor Corporation (Maxtor or the Company) has been subject to the highly cyclical nature of the disk drive industry. The industry is subject to rapid technological change and short product life cycles. The industry is intensely competitive and significant price erosion is typical during a product life cycle. At times, the industry is subject to excess production capacity and component cost pressures.
Specifically, with the overall growth experienced by the disk drive industry in fiscal 1995 and 1996, shortages of certain key components for the industry have increased. In addition to being impacted by these industry factors, the Company has been less successful in the past several years than its competitors in managing product transitions and has been unable to bring certain products to market in a timely and cost effective manner. Further, many of the Company's competitors have had broader product lines than the Company with which to compete in this environment.

As a result of the factors discussed above and others, the Company has incurred operating losses during each of the last twelve consecutive fiscal quarters, including the fourth quarter of fiscal year 1995 for which the Company reported net income of approximately $1.1 million as a result of a non-recurring gain of approximately $10 million from the sale of the Company's interest in Maxoptix Corporation. Primarily as a result of continuing pricing pressures, serious shortages of certain key components, product cost and time-to-market issues with regard to certain products, the Company was not profitable during the first three quarters of fiscal year 1996 and the Company does not expect to be profitable during the remainder of fiscal year 1996.

Industry Characteristics
Data storage manufacturers continually strive for larger storage capacities, higher performance and lower cost. Short product life cycles also increase the importance of the Company's ability to successfully manage product transitions. The failure to adequately manage product transitions could result in the loss of market opportunities, decreased sales of existing products, cancellation of products or product lines, the accumulation of obsolete and excess inventory and unanticipated charges related to obsolete capital equipment. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results and there can be no assurance that the Company will be successful in such efforts.

When competitors introduce products which offer greater capacity, better performance, lower prices or any combination of these factors, and when a new product is not brought to market on a timely basis, the selling price of older products generally must be reduced in order to compete effectively with competitors' new products. Due to the narrowness of the Company's product offerings relative to its competition, any delay in bringing a product to market will have a more significant adverse effect on the Company's results of operations than a similar delay would have on its competitors' results of operations. Although the Company expects that price erosion for certain products will continue during fiscal year 1996 at a level near or below the erosion experienced in the first nine months of fiscal year 1996, there can be no assurance that price erosion will not increase substantially.

Manufacturing Characteristics
The Company's manufacturing process requires large volumes of high-quality and low-cost components supplied by outside suppliers. The Company periodically receives communication from vendors that they may be unable to supply required volumes of certain key components. While the Company has qualified and continues to qualify multiple sources for many components, it is reliant on, and will continue to be reliant on, single sources for many semi-custom and custom integrated circuits and other key components. The Company does not have long-term supply contracts with most of its single source vendors, some of which are companies with limited financial and operational resources.

The Company intends to continue to pursue qualification of alternative sources for single source components where practical. However, the Company believes that it will have to continue to utilize leading edge components which may only be available from a single source. The Company will continue to aggressively work with its vendor base to minimize its component supply exposure. There can be no assurance, however, that the Company will be successful in such efforts or that in the future the Company's vendors will meet the Company's needs for required volumes of high-quality components in a timely and cost effective manner.

The quality and yield of the Company's products is highly dependent on the Company's ability to obtain high-quality components and sub-assemblies, and its internal manufacturing processes. In the past, the Company's operating results have been affected by production delays and quality problems resulting from its inability to obtain certain key components and by the failure of certain components to meet requisite quality standards. The Company has implemented a number of programs to improve the quality of its key components and subassemblies, and its internal manufacturing processes. As a result of these efforts, the Company continues to strive to improve the quality of its products. The Company believes that it must continue to focus on product quality to improve its competitive position in the disk drive industry.

Revenue and Gross Margin

---------------------------------------------------------------------------
                      Three Months Ended           Nine Months Ended
                      Dec. 30,    Dec. 24,       Dec. 30,    Dec. 24,
(In millions)           1995        1994           1995        1994
---------------------------------------------------------------------------

Revenue               $ 356.7     $ 238.2        $ 954.0     $ 630.9

Gross margin          $  30.7     $  21.3        $  60.6     $  28.7
  As a percentage
     of revenue           8.6%        8.9%           6.4%        4.5%

Net loss              $ (24.6)    $ (16.4)       $ (82.9)    $ (83.3)
  As a percentage
     of revenue          (6.9%)      (6.9%)         (8.7%)     (13.2%)

Net loss per share    $  (0.46)   $  (0.32)      $  (1.57)   $  (1.66)
---------------------------------------------------------------------------

Revenue for the Company's third quarter of fiscal year 1996 increased by $118.5 million or 49.7% from the same quarter of the prior fiscal year, primarily as a result of an increase in unit volumes and a shift to higher capacity drives which have higher average unit selling prices, offset in part by competitive pricing pressures. In the third quarter of fiscal year 1996, unit volumes increased by over one-third compared to the same quarter in the prior year. Average unit selling prices, in terms of megabytes per dollar, have dropped substantially between fiscal years 1995 and 1996, particularly for drives with capacities of 850MB or less. During the third quarter of fiscal 1995, the Company's revenues were adversely affected by industry-wide pricing pressures, excess industry capacity and a shift in product mix. Product demand had shifted to higher capacity 7000 Series products, but at that time, due to the shortage of a key component from a sole source vendor for the 7000 Series products, the Company's revenue was negatively impacted.

Comparing the nine month period ended December 30, 1995 with the nine month period ended December 24, 1994, revenue increased by $323.1 million or 51.2% primarily as a result of an increase in unit volumes and a shift to higher capacity drives which have higher average unit selling prices, offset in part by competitive pricing pressures. Revenue for the first nine months of fiscal year 1996 also reflects a 40-week period as compared to a 39-week period for the prior year. The first quarter in fiscal year 1996 was extended to realign fiscal year end periods for the 53-week fiscal year 1996.

As noted earlier, the Company continues to be heavily dependent on the availability of certain components and the success of certain products. During fiscal year 1995 and throughout the first nine months of fiscal year 1996, the Company was on allocation for certain parts that delayed the Company's production, resulting in lower than expected revenue. The Company expects continued shortages of key components, primarily media, which management believes will be likely to adversely impact revenues and operating results in future periods. The Company's ability to obtain higher allocation of key components is essential to the Company's success in increasing its market share. There can be no assurance that the Company will be successful in such efforts.

One customer accounted for 11.0% of revenues for the nine-month period ended December 30, 1995. This percentage may fluctuate in future periods and there can be no assurance that it will not decline significantly. No customers accounted for more than 10% of the revenues for the three-month and nine-month periods ended December 24, 1994.

Gross margin as a percentage of revenue remained relatively flat at 8.6% for the third quarter of fiscal year 1996 as compared to 8.9% for the third quarter of fiscal year 1995. For the first three quarters of fiscal year 1996, gross margin as a percentage of revenue increased to 6.4% from 4.5% for the first three quarters of fiscal year 1995. The increase was primarily attributed to an overall change in product mix from lower capacity to higher capacity drives.

Although the shift of the Company's products sold was towards the higher capacity products which generally have higher average selling prices per unit, the increase in margins which resulted from this shift was offset by the following: continued lower prices on products of 850MB and lower capacities due to industry driven pricing pressures, pricing pressures on 1.0GB and 1.2GB products beginning in the latter part of the first quarter and continuing through the third quarter of fiscal year 1996, and lower than expected volumes during the quarter due to shortages of certain key components. The gross margin for the third quarter of fiscal year 1995 was affected by intense price competition, particularly among low capacity products, and excess industry capacity, as well as cost and time-to-market issues with regard to certain of the Company's products.

The Company will continue its efforts to reduce its average unit manufacturing costs. However, there can be no assurance that average unit selling prices will not decline at a more rapid rate or that the Company will be successful in its efforts to improve gross margin. In addition, given the cyclical nature of the disk drive industry and the Company's dependence on the success of certain products, as discussed earlier, there can be no assurance that the Company will be able to improve or maintain its current gross margin.

Operating expenses
---------------------------------------------------------------------------
                              Three Months Ended        Nine Months Ended
                               Dec. 30,  Dec. 24,      Dec. 30,   Dec. 24,
(In millions)                     1995     1994          1994       1994
--------------------------------------------------------------------------

Research and development      $ 24.8     $ 15.8        $ 69.4     $ 44.4
  As a percentage of revenue     7.0%       6.6%          7.3%       7.0%

Selling, general and
 administrative               $ 22.1     $ 20.1        $ 60.5     $ 62.6
  As a percentage of revenue     6.2%       8.4%          6.3%       9.9%

Other                         $  4.5     $   -         $  4.5     $    -
As a percentage of revenue       1.3%        -%           0.5%         -%
---------------------------------------------------------------------------

Research and development (R&D) expenses for the third quarter and first nine months of fiscal year 1996 increased from the same periods of the prior fiscal year primarily due to the Company's continued commitment to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its future success. R&D spending in absolute dollars is expected to remain relatively flat during the remainder of fiscal year 1996 and until the Company is able to improve its margin and achieve profitability. Although the Company has no technology purchases currently planned, R&D expenses may fluctuate in the future resulting from the cost of acquiring rights to new technologies. The Company's efforts will continue into future quarters, however, there can be no assurance that the Company will be successful in such efforts.

Selling, general and administrative (SG&A) expenses decreased as a percentage of revenue for the third quarter and first nine months of fiscal year 1996 compared to the same periods of the prior fiscal year primarily due to the increase in the revenue base. SG&A spending in absolute dollars increased for the third quarter compared to the same period of the prior fiscal year primarily due to an increase in advertising costs. Nine month comparisons indicate a decrease in spending resulting from the Company's ongoing effort to control costs and expenditures. The Company's efforts will continue into future quarters, however, there can be no assurance that the Company will be successful in such efforts.

Other expenses increased during the third quarter and first nine months of fiscal year 1996 compared to the same periods of the prior fiscal year due to professional fees incurred related to the Hyundai Electronics America
(HEA) acquisition and merger. Effective January 11, 1996, HEA acquired by a cash tender offer of $6.70 per share all of the outstanding shares of the Company's common stock which were not owned by HEA or its affiliates and the Company became a whole owned subsidiary of HEA.

The  Agreement and Plan of Merger was filed as an exhibit to the  Company's
Schedule 14D-9, as amended. See the Company's Schedule 14D-9 for further information concerning the tender offer and merger.

Interest expense and interest income
---------------------------------------------------------------------------
                              Three Months Ended       Nine Months Ended
                              Dec. 30,   Dec. 24,      Dec. 30,   Dec. 24,
(In millions)                   1995       1994          1995       1994
---------------------------------------------------------------------------
Interest expense              $  3.5     $  2.1        $  7.8     $  6.5

Interest income               $  0.2     $  0.8        $  0.8     $  3.3
---------------------------------------------------------------------------

Interest expense increased by 66.7% in the third quarter and by 20.0% in the first nine months of fiscal year 1996 as compared to the same periods of the prior fiscal year due to an increase in short-term borrowings under the $100 million unsecured, revolving line of credit arranged by Citicorp Securities Inc. The Company had $99 million of borrowings outstanding as of December 30, 1995 and intends to keep approximately the same or higher level of borrowings throughout the year. Therefore, the interest expense may continue at the third quarter's level in future quarters depending upon interest rate levels and the average amount of borrowings outstanding. Interest income decreased in the third quarter of fiscal year 1996 due to the lack of available cash for investing purposes. The Company is maintaining liquidity of cash to meet daily operating requirements and interest income is expected to remain low for the remainder of fiscal year 1996.

---------------------------------------------------------------------------
                                Three Months Ended      Nine Months Ended
                              Dec. 30,   Dec. 24,      Dec. 30,   Dec. 24,
(In millions)                   1995       1994          1995       1994
---------------------------------------------------------------------------
Provision for income taxes    $  0.7     $  0.6        $  2.1     $  1.5
---------------------------------------------------------------------------

The provision for income taxes consists primarily of foreign taxes. The Company's effective tax rate for the third quarter of fiscal years 1996 and 1995 differs from the combined federal and state rates due to the repatriation of foreign earnings absorbed by current year losses, and the Company's U.S. operating losses not providing current tax benefits, offset in part by the tax savings associated with the Company's Singapore operations and valuation of temporary differences. Income from the Singapore operations is not taxable in Singapore as a result of the Company's pioneer tax status.


LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------------------------------------------
                                                       Dec. 30,
(In millions)                                            1995
---------------------------------------------------------------------------
Cash, cash equivalents and short-term investments      $  41.4

Short-term borrowings                                  $  99.0

Net cash used in operating activities                  $  91.2

Net cash used in investing activities                  $  36.8

Net cash provided by financing activities              $  72.9
--------------------------------------------------------------------------

As of December 30, 1995, the Company had cash, cash equivalents and short-term investments of $41.4 million as compared to $108.5 million as of March 25, 1995, a decrease of $67.1 million. The decrease in the Company's cash and cash equivalents was primarily the result of operating losses, as well as an increase in purchases of inventory and property, plant and equipment.

Of the net cash used in operating activities during the first nine months of fiscal year 1996, net loss less non-cash depreciation and amortization accounted for approximately $51.0 million. An increase in inventory accounted for a net use of cash of approximately $41.5 million. The increase in inventory is related to raw materials purchased in anticipation of industry-wide vendor shortages of certain key components and the product mix of finished goods moving from lower capacity, lower cost products to higher capacity, higher cost products.

Net cash used in investing activities during the first nine months of fiscal year 1996 was primarily attributable to $50.3 million of capital expenditures offset in part by $12.0 million in proceeds from short-term investments. A majority of the capital expenditures activity related to the acquisition of manufacturing and engineering equipment to develop new products and expand production capacity. Depending on business conditions, including the successful introduction of new products, the Company currently expects to make capital expenditures of approximately $75 million during fiscal year 1996. The Company expects to fund these capital expenditures through bank, related party entities and equipment financing.

Net cash provided by financing activities during the first nine months of fiscal year 1996 primarily reflects $69.0 million in proceeds from short-term borrowings, drawn from the $100 million unsecured line of credit and from the issuance of $6.2 million in common stock under the Company's stock purchase and stock option plans, offset in part by cash used to reduce outstanding debt.

On December 29, 1995, the Company obtained a $100 million secured bridge loan from Hyundai Electronics America (HEA) for working capital purposes. This credit facility allows for draw downs up to $100 million and has a first priority secured interest in all accounts receivable. All outstanding principal and accrued interest is due April 10, 1996. As of December 30, 1995, there were no borrowings outstanding.

On  August  31,  1995,  the Company established a $100  million  unsecured, revolving line of credit through Citicorp Securities Inc. and syndicated among ten banks, which is guaranteed by Hyundai Electronics Industries Co., Ltd. (HEI). This $100 million line of credit is a 364-day committed facility, renewable annually up to three years, that will be used primarily for general operating purposes. Under terms of the guarantee, HEI may elect, at its sole discretion, to receive shares of the Company and its subsidiaries in lieu of payment. As of December 30, 1995, $99 million of borrowings and $1 million in letters of credit were outstanding.

During the quarter ended December 30, 1995, the Company also had a $20 million line of credit facility (the CIT line). As of December 29, 1995, the Company terminated the CIT line.

Effective January 5, 1996, Hyundai Acquisition, Inc. (HAI) acquired by a cash tender offer for $6.70 per share 32,044,065 shares of the Company's common stock and on January 11, 1996, HAI was merged into the Company in a short form merger (the merger) and the Company became a wholly owned subsidiary of Hyundai Electronics America (HEA). Shares of common stock outstanding immediately prior to the merger which were not owned by HEA or its affiliates became the right to receive $6.70 in cash per share pursuant to the merger.

The  Agreement and Plan of Merger was filed as an exhibit to the  Company's
Schedule 14D-9, as amended. See the Company's Schedule 14D-9 for further information concerning the tender offer and merger.

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


DIVIDEND POLICY

The Company has never paid cash dividends on its capital stock. It is the present policy of the Board of Directors to retain earnings for use in the business. The Company does not anticipate paying cash dividends in the near future. Under the terms of the Company's secured bridge loan, the Company may not declare or pay any dividends without the prior consent of its lender.


                         PART II. OTHER  INFORMATION
                         ---------------------------

Item 1.  LEGAL PROCEEDINGS

As part of the acquisition of the MiniScribe business in June 1990, the Company was assigned a patent license agreement between MiniScribe and Rodime plc (Rodime) covering patents related to 3.5-inch disk drives. The Company believes that the assignment was valid; however, Rodime has taken the position that the assignment was invalid and would not in any event cover 3.5-inch drives manufactured and sold by the Company before the acquisition of MiniScribe's assets. In February 1993, Maxtor commenced an action for declaratory relief in U.S. Bankruptcy Court in Denver, Colorado seeking a judgment that the assignment was valid. Rodime filed a denial and counterclaim for patent infringement. In April 1994, the relevant claims of the Rodime patent at issue in Rodime's counterclaims were declared invalid in litigation between Rodime and another disk drive manufacturer. The Company's litigation with Rodime has been stayed pending Rodime's appeal of the finding of invalidity.

Certain other claims, including other patent infringement claims, against the Company have arisen in the course of its business. There is presently no litigation involving such claims, and the Company believes the outcome of these claims and the claim concerning Rodime described above will not have a material adverse effect, on the Company's financial position or results of operations.

Item 5.  OTHER INFORMATION

Effective January 5, 1996, Hyundai Acquisition, Inc. (HAI) acquired by a cash tender offer for $6.70 per share 32,044,065 shares of the Company's common stock and on January 11, 1996, HAI was merged into the Company in a short form merger (the merger) and the Company became a wholly owned subsidiary of Hyundai Electronics America (HEA). Shares of common stock outstanding immediately prior to the merger which were not owned by HEA or its affiliates became the right to receive $6.70 in cash per share pursuant to the merger.

The  Agreement and Plan of Merger was filed as an exhibit to the  Company's
Schedule 14D-9, as amended. See the Company's Schedule 14D-9 for further information concerning the tender offer and merger.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

b)  Reports on Form 8-K:
    None

c)  Exhibits:
    See Index to Exhibits on pages 17 to 27 hereof.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MAXTOR CORPORATION



Date:   February 13, 1996                   By:    /s/ Nathan Kawaye
                                                   Nathan Kawaye
                                                   Vice President, Finance,
                                                   Chief Accounting Officer
















INDEX TO EXHIBITS

Exhibit No.   Description                                        Sequentially
                                                                  Numbered
                                                                    Pages
---------------------------------------------------------------------------
2.1    (31)  Agreement and Plan of Merger dated November 2,
             1995 between Registrant, Hyundai Electronics
             America and Hyundai Acquisition. Inc.

3.1    (6)   Certificate of Incorporation

3.2    (8)   Certificate of Amendment of Certificate of
             Incorporation of Maxtor Corporation, dated
             December 23, 1987

3.3    (8)   By-Laws as amended July 21, 1987

3.4    (21)  Amended and Restated By-Laws of Maxtor
             Corporation, A Delaware Company, effective
             February 3, 1994

3.5    (21)  Restated Certificate of Incorporation of
             Maxtor Corporation effective February 3, 1994

4.1    (3)   Form of Certificate of Shares of Registrant's
             Common Stock

4.2    (7)   Maxtor Corporation Rights Plan

4.3    (22)  Amendment to Rights Agreement between Registrant
             and the First National Bank of Boston, dated
             September 10, 1993

4.4    (32)  Amendment No. 2 to Rights Agreement between Registrant and the First National Bank of Boston, dated November 2,
             1995.

10.1   (1)   Omnilease Corporation Master Lease Agreement
             No. 300362, dated as of January 14, 1983 and addenda thereof

10.2   (1)   Lease Agreement between Orchard Investment
             Company No. 801, formerly Nelo, a California general partnership and Registrant, dated
             March 23, 1984

10.3   (1)   Lease Commitment between Walter E. Heller &
             Company and Registrant, dated as of March 11, 1985

10.4   (1)   Stock Purchase Agreement between Steven P.
             Kitrosser and Registrant, dated May 21, 1985

10.5   (1)   Stock Purchase Agreement between James McCoy
             and Registrant, dated May 21, 1985

10.6   (1)   Equipment Lease Agreement between Pacific
             Western (formerly Pacific Valley) Bank and
             Registrant, dated June 26, 1985

10.7   (1)   Continuing Guaranty between Maxtor Singapore
             Limited and Bank of America N.T. & S.A., dated July 27, 1985

10.8   (9)   Lease Agreement between John Arrillaga,
             Separate Property Trust, Richard T. Perry,
             Separate Property Trust and Registrant, dated
             August 27, 1986

10.9   (3)   Marketing and Distribution Agreement between
             Ricoh Company, Ltd. and Registrant, dated
             October 14, 1986

10.10  (3)   Land Lease Agreement between Housing and
             Development Board, Singapore and Maxtor
             Singapore Limited, dated December 22, 1986

10.11  (3)   Indenture dated February 16, 1987

10.12  (8)   Stock Bonus Plan and Cash Bonus Plan between
             Storage Dimensions, Inc. and Registrant dated
             June 15, 1987

10.13  (8)   Merger Agreement between MAXSUB II, Inc., and
             Storage Dimensions, Inc. dated October 26, 1987

10.14  (3)   1986 Outside Directors' Stock Option Plan

10.15  (3)   Commitment from Union Bank to Registrant
             regarding letters of credit for the benefit of the officers and directors of the Registrant

10.16  (4)   Agreement and Plan of Reorganization

10.17  (9)   Revised Equipment Lease Agreement between
             Capital Associates International, Inc. and
             Registrant, dated September 28, 1988

10.18  (9)   Credit Agreement between Bank of America
             National Trust and Savings Association and
             Registrant, dated October 18, 1988

10.19  (9)   Equipment Lease Agreement between Pitney Bowes
             Credit Corporation and Registrant, dated
             November 2, 1988

10.20  (9)   Equipment Lease Agreement between Concord Leasing
             (Asia) Pte Ltd. and Maxtor Singapore, Limited, dated November 16, 1988

10.21  (9)   Lease Agreement between Maxtor Singapore,
             Limited and Jurong Town Corporation, dated
             November 16, 1988

10.22  (9)   Lease Agreement between Greylands Business Park
             Phase II and Storage Dimensions, Inc., dated
             December 14, 1988

10.23  (8)   Stock Purchase Agreement among Registrant,
             Storage Dimensions, Inc., David A. Eeg, Gene E.
             Bowles, Jr., David P. Williams and David Lance
             Robinson

10.24  (8)   Fiscal 1988 Stock Option Plan

10.25  (8)   Employee Stock Purchase Plan

10.26  (8)   Dual Currency Loan Agreement between Maxtor
             Singapore Limited, Maxtor Delaware, Maxtor
             California and American Express Bank Limited

10.27  (8)   Amended and Restated Fiscal 1985 Stock Option
             Plan, including the Immediately Exercisable
             Incentive Stock Option Agreement and the
             Immediately Exercisable Nonqualified Stock
             Option Agreement

10.28  (9)   Loan Agreement between Probo Pacific Pte Ltd. and
             Maxtor Singapore Limited, dated March 20, 1989

10.29  (9)   Loan Agreement between Concord Leasing (Asia)
             Pte, Ltd. and Maxtor Singapore Limited, dated
             April 14, 1989

10.30  (10)  Product Discontinuance Agreement between
             Matsushita Communication Industrial Co., Ltd.
             (MCI) and Registrant, dated August 23, 1989

10.31  (10)  Equipment Lease Agreement between Capital
             Associates International, Inc. and Registrant, dated October 17, 1989

10.32  (10)  Maxoptix Corporation 1989 Stock Option Plan

10.33  (9)   Forms for Promissory Note and Amended and
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

10.146       First Supplemental Indenture, dated January 11, 1996,
             between Maxtor and State Street Bank and Trust
             Company                                                 28 - 33

10.147       Credit Agreement, dated December 29, 1995 between
             Maxtor Corporation and Hyundai Electronics America      34 - 75

11.1         Computation of Net Loss Per Share                       76 - 77

20.1   (25)  Maxtor Corporation 1995 Stock Option Plan

20.2   (26)  Maxtor Corporation Individual Stock Option
             Agreement, dated November 8, 1994

20.3   (30)  Maxtor Corporation 1992 Employee Stock Purchase Plan
             and 1996 Outside Directors Stock Option Plan, dated
             October 9, 1995

27           Financial Data Schedule                                 78 - 79

---------------------------------------------------------------------------
(1) Incorporated by reference to exhibits to Registration Statement No. 2-98568 effective August 7, 1985
(2) Incorporated by reference to exhibits to Registration Statement No. 33-4092 effective April 2, 1986
(3) Incorporated by reference to exhibits to Registration Statement No. 33-12123 effective February 26, 1987
(4) Incorporated by reference to exhibits to Registration Statement No. 33-12768 effective April 23, 1987
(5) Incorporated by reference to exhibits to Registration Statement No. 33-43172 effective October 7, 1992
(6) Incorporated by reference to exhibits to Registration Statement No. 33-8607 effective September 10, 1986
(7)  Incorporated by reference to exhibits of Form 8-K filed February 8, 1988
(8) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1988
(9) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1989
(10) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 1, 1990
(11) Incorporated by reference to exhibits of Form 8-K filed July 13, 1990
(12) Incorporated by reference to exhibits of Form 8 filed November 13, 1990
(13) Incorporated by reference to exhibits of Form 8 filed January 8, 1991
(14) Incorporated by reference to exhibits to Annual Report on Form 10-K effective July 15, 1991
(15) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 25, 1992
(16) Incorporated by reference to exhibits of Form 8-K filed January 8, 1993
(17) Incorporated by reference to exhibits to Annual Report on Form 10-K effective May 27, 1993
(18) Incorporated by reference to exhibits of Form 10-Q filed August 10, 1993
(19) Incorporated by reference to exhibits of Form 8-K filed August 19, 1993
(20) Incorporated by reference to exhibits of Form 10-Q filed November 8, 1993
(21) Incorporated by reference to exhibits of Form 10-Q filed February 7, 1994
(22) Incorporated by reference to exhibits of Form 10-K filed June 24, 1994
(23) Incorporated by reference to exhibits of Form 10-Q filed August 5, 1994
(24) Incorporated by reference to exhibits of Form 10-Q filed November 8, 1994
(25) Incorporated by reference to exhibits to Registration Statement No. 33-56405 effective November 10, 1994
(26) Incorporated by reference to exhibits to Registration Statement No. 33-56407 effective November 10, 1994
(27) Incorporated by reference to exhibits of Form 10-Q filed February 7, 1995
(28) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 23, 1995
(29) Incorporated by reference to exhibits of Form 10-Q filed August 14, 1995
(30) Incorporated by reference to exhibits to Registration Statement No. 33-63295 effective October 10, 1995
(31) Incorporated by reference to exhibit III of schedule 14D-9 filed November 9, 1995
(32) Incorporated by reference to exhibit VI of schedule 14D-9 filed
     November 9, 1995