Form 10-K
period 1996-03-30
MAXTOR CORP
filed 1996-07-01
CIK 711039

54

                                UNITED STATES
                     SECURITIES AND EXCHANGE
                     COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K
(Mark one)
{X}Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended             March 30, 1996
                         ---------------------------------------------------
or
{ }Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 o
Commission file Number:   0-14016
                       -------------

                           Maxtor Corporation
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

              Delaware                                    77-0123732
- ---------------------------------------               -----------------------
 (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

   211 River Oaks Parkway, San Jose, CA                 95134
- -----------------------------------------              --------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (408) 432-1700 ---------
                                                     -----
Securities registered pursuant to Section 12(b) of the Act:        None
                                                                   ---
Securities registered pursuant to Section 12(g) of the Act: 5.75% Convertible
                                                              Subordinated
                                                               Debentures,
                                                                 due 2012
                                                             ----------------
Indicate  by  checkmark  whether the registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes   X      No
                                                 ------      -------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
               ------

As of June 28, 1996, 58,208,955 shares of the registrant's Series A Preferred Stock, $.01 par value, and no shares of the registrant's Common Stock, $.01 par value, were issued and outstanding, respectively. As of such date, none of the outstanding shares of Series A Preferred Stock or Common Stock were held by persons other than affiliates of the registrant, and there was no public market for the Company's equity securities.

This Annual Report on Form 10-K contains 140 pages of which this is number
1. The Index to Exhibits begins on page 50.


                              PART I
Item 1.  BUSINESS

This report includes a number of forward-looking statements which reflect
the Company's   current  views  with  respect  to  future  events  and
financial performance.   These forward-looking statements are subject to
certain
risks and   uncertainties,  including  those  discussed  in  Item  7.
Management's Discussions and Analysis of Financial Condition and Results of Operations, "General", "-Manufacturing Characteristics," "-Industry Characteristics" and "Liquidity and Capital Resources", and elsewhere in this report, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words
"anticipates," "believes,"  "expects," "intends,"   "future"   and   similar
expressions  identify   forward-looking statements.   Readers  are
cautioned not be place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Maxtor Corporation (Maxtor or the Company) was organized in 1982 and develops, manufactures and markets mass-storage products for desktop and mobile computer systems. Products range from 2.5-inch mobile storage products to 3.5-inch ATA drives for the desktop in capacities up to 2.0 gigabytes.

In   November  1994,  the  Company  formed  a  wholly-owned  subsidiary,
IMS International Manufacturing Services, Ltd., whose primary business was contract manufacturing for electronic original equipment manufacturers
(OEMs). The Company's printed circuit board (PCB) assembly plant in Hong Kong formed the foundation of the business, and a second plant was added in Thailand in May 1995. In early June 1996, the Company reorganized all of the operations under a wholly-owed Delaware subsidiary, International
Manufacturing Services, Inc.  (IMS).   IMS  not only supplies the Company,
but a variety  of  external customers, with PCB assemblies, sub-assemblies
and fully integrated  box-build products.   In  May  1996, the Company
entered into an agreement to sell a majority interest in IMS to certain IMS management and other investors (collectively, "Buyer"). At completion of the transaction in June 1996, the Company received $25 million in cash and $20 million in notes from IMS, and retained a 23.5% ownership interest in IMS. Pursuant to the Agreements, the Company made various representations and warranties as to itself and IMS and has agreed to indemnify Buyer for any breaches thereof. Generally, in the event that losses from such breaches when aggregated exceed $500,000, Buyer shall be entitled to indemnification for all losses, including the first $500,000 up to a maximum total of $17,500,000, provided that tax and environmental representations are not subject to the liability limit.

In January 1996, Hyundai Acquisition, Inc. (HAI) acquired by a cash tender offer for $6.70 per share 32,044,065 shares of the Company's common
stock (the Acquisition).   With the 19,480,000 Class A shares already
owned, HAI owned over 90% of the Company's outstanding voting capital. On January 11,1996, HAI was merged into the Company in a short form merger (the Merger), and the Company became a wholly owned subsidiary of Hyundai Electronics America (HEA). Shares of common stock outstanding immediately prior to the Acquisition and Merger which were not owned by HEA or its affiliates were converted into the right to receive $6.70 in cash per
share pursuant to the  Merger.   As  the Merger,  trading  of  Maxtor common
stock on the NASDAQ  National  Market  was suspended.  Currently,  there is
no public market  for  the  Company's  equity securities.   The  Company's
5.75% convertible subordinated Debentures, due 2012, remain publicly traded.

The Agreement and Plan of Merger was filed as an exhibit to the Company's Schedule 14D-9, as amended. See the Company's Schedule 14D-9 for further information concerning the tender offer and merger.

In May 1995, the Company entered into a definitive manufacturing agreement with Hyundai Electronics Industries Company, Limited (HEI). Under the terms of the agreement, HEI manufactures Maxtor-designed hard disk drives for the Company at a site in Korea. Production at the Korean manufacturing site has commenced during the first fiscal quarter of 1997.


PRODUCTS

The Company's financial results continue to be heavily dependent on the success of certain products. The Company's strategy in part is focused on accelerating the end-of-life of certain older 3.5-inch desktop products and replacing them with new 3.5-inch products developed on lower-
cost  platforms, and   introducing  its  family  of  2.5-inch  disk  drives
for  OEM  notebook manufacturers.

Industry Characteristics

Data storage manufacturers continually strive for larger storage capacities, higher performance and lower cost. Short product life cycles also increase the importance of the Company's ability to successfully
manage  product transitions.   During  fiscal year 1996, the Company has
successfully managed certain product transitions. However, certain new products introduced by competitors, as well as those introduced by the
Company,  tend  to  displace older  products.   The failure to adequately
manage product transitions could result in the loss of market opportunities, decreased sales of existing products, cancellation of products or product lines, the accumulation of obsolete and excess inventory, and unanticipated charges related to obsolete capital equipment. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results. There can be no assurance that the Company will be successful in such efforts.

Desktop Personal Computer Products

The 7000 SeriesTM of 3.5-inch disk drives addresses the demand for desktop personal computer (PC) disk drives and presently includes a broad range of capacity points from 541 megabytes (MB) to 2.0 gigabytes
(GB). Current product offerings primarily consist of products which were introduced during fiscal year 1996.

The value line of 7000 Series 3.5-inch drives was designed to meet the needs of the highly price-sensitive entry level to mid-range desktop PC market. During the fourth quarter of fiscal year 1995, the Company added the 850MB 7850AV and the 425MB 7425AV disk drives, while phasing out the initial offerings of the 540MB 7540AV and the 270MB 7270AV. The 7850AV combined the low-cost electronics architecture of previously introduced 7000 Series value line of drives with the integrated heads, disks and channel technology developed for the high-end ExcaliburTM 71260A and 71050A products. During the fourth quarter of fiscal year 1996, the Company phased out the value line while ramping shipments of higher capacity drives which still provide the lowcost initiatives of the value line.

Another extension to its 7000 Series, the Excalibur Family of products, is intended to address the high-end PC market's storage-intensive
applications, such  as  CAD/CAE  and  multimedia.   The 1.2GB  Excalibur
71260A and 1.0GB Excalibur 71050A disk drives feature enhanced IDE interface, allowing the Company's 7000 Series to be used in ATA systems. During the second quarter of fiscal year 1996, the Company decided to phase
out the Excalibur Family due to pressures   from  competitors  with  lower
manufacturing  costs  and   better performing products.

In May 1995, the Company announced the DurangoTM Family of products, the next extension of the 7000 Series of 3.5-inch disk drives. The Durango Family of products is available in capacities of 541MBs, 1.0GBs and 1.6GBs. This family of products offers ATA disk aerial density of 400 M/bits per square inch through a refinement of thin film head technology referred to as proximity recording, which reduces head flying height and improves head/media
interface signal  quality.   The  1.6GB drive in particular  is  intended  to
meet the increasing storage demands of power-users to fully utilize Internet services and operate storage-intensive multimedia applications. The Company commenced volume production of this family of products by the end of the first quarter of fiscal year 1996.

In the third quarter of fiscal year 1996, the Company began volume shipments of the latest extension to the 7000 Series which addresses the growing capacity and cost effective requirements of the PC market. Initial offerings included the 1.3GB 71336AP/A, 1.6GB 71670AP/A and the
2.0GB 72004AP/A.   The drives  are  ATA/IDE  interface  compatible and  use
the same technological advances developed in the Company's previous generation of 7000 Series drives. With the 72004AP/A, the Company became the first disk drive manufacturer to announce volume shipments of a 2.0GB, three platter, 3.5 inch drive.

During fiscal years 1996, 1995 and 1994, the 7000 Series drives accounted for 93%, 91% and 67% of the Company's revenue, respectively.


Notebook Computer Products

In June 1996, the Company announced its MobileMax Family of high-capacity 2.5inch disk drives for the portable computer market. Introduced with capacities of 840MB, 1.01GB, and 1.35GB, these drives meet the increasing storage requirements of the notebook and sub-notebook computer
market.   The  Company has  successfully  reduced the Z-height, or thickness, of ultra-high capacity 2.5-inch drives from the industry standard 19mm to just 12.5mm, enabling original equipment manufacturers to design the next generation of highcapacity notebook and sub-notebook computer systems that are slimmer, lighter and more powerful. The Company commenced shipment of this family of products in the first fiscal quarter of 1997.


MARKETING AND CUSTOMERS

The Company markets and sells its products through a direct sales force to OEMs, distributors and other emerging sales channels such as computer specialty retailers and computer superstores. As the market for Maxtor's products has become increasingly segmented, diverse sales channels have developed for different products.

Market demand for the Company's products generally follows the demand cycles experienced in the personal computer (PC) industry, which typically rise during the late summer and fall months, peak during the winter months and drop off in the spring and early summer months of the calendar year. The Company is currently experiencing weakness in the market similar to trends occurring in the PC industry. However, market demand is highly volatile and there can be no assurances that the demand cycle will follow historical trends.

As a result of volatile business conditions in the PC industry, including the trend toward consolidation among PC manufacturers, sales to OEMs have become increasingly important to the success of the disk drive industry participants. Shipments to OEMs were 61% of revenues in fiscal 1996, as compared to approximately one-half of revenues in 1995 and 1994. The Company attributes this growth primarily to the Company's ability to be among the first to market at the industry's most recent key capacity
points.   Although  the  Company intends to continue in its efforts to increase its share of the OEM market for disk drives, particularly in the marketing of its new products, there can be no assurance that the Company will be successful in such efforts.

Although OEM revenues have increased as a percentage of total revenues compared to fiscal years 1995 and 1994 as mentioned above, the Company is still heavily dependent upon the distribution channel. Distributors generally market the Company's products to value-added
resellers,  dealers  and  small OEMs.   Additionally, the Company currently
 sells its retail-packaged
products directly and through distributors to major retail computer superstores, warehouse clubs, dealers, aggregators and catalog houses. The Company's distributors are located worldwide, and its retailers are generally located in the United States and Canada. The Company believes that distributors and retailers are important in supporting a large aftermarket, and that the market for replacement drives in particular should result in the growth of retail sales. Sales to distributors and retailers accounted for approximately 39% of total revenue in fiscal 1996, and approximately one-half of total revenues in fiscal 1995 and 1994. The Company's dependence on distributors and retailers is greater than most other disk drive producers. This dependence subjects the Company to certain pricing pressures and other factors unique to distribution, including historically higher levels of product returns compared to the levels of returns experienced with OEM customers.

During fiscal years 1996 and 1995, no customer accounted for more than 10%
of the  Company's  revenue.   During fiscal year  1994,  sales  to  one
customer accounted for approximately 24% of the Company's revenue.

The Company's export sales represented 41%, 48% and 43% of total revenue in fiscal years 1996, 1995 and 1994, respectively. Approximately 60%, 53%, and 53% of export sales were to Europe, while 35%, 38% and 35% of export sales were to Asia Pacific in fiscal years 1996, 1995 and 1994, respectively.

For financial data relating to major customers and geographic information refer to Part II, Item 8, Footnote 4 on page 29.


MANUFACTURING AND SUPPLIERS

The Company has sought to maintain the flexibility necessary to accommodate the continuous changes in product mix and volume requirements that result from the short product life cycles characteristic of the disk drive industry. The Company accomplished this by a relatively low level of vertical integration and utilizing capital equipment for the manufacture of multiple product lines.

The Company's disk drive manufacturing operations consist primarily of the final assembly of high-level subassemblies and testing of completed products. The Company manufactures disk drive products in volume production at its manufacturing facility located in Singapore and conducts all PCB assembly in IMS's facilities in Hong Kong and Thailand. Upon the sale of a majority interest in IMS, the Company entered into a manufacturing services agreement with IMS for its PCB assembly parts. In
May 1995, the Company entered into  a definitive   manufacturing  agreement
with  Hyundai  Electronics   Industries Company,  Limited  (HEI).  Under the
terms of the agreement, HEI manufactures Maxtor-designed hard disk drives for the Company at a site in Korea. Production at the Korean manufacturing site has commenced during the first fiscal quarter of 1997. In addition to risks typically associated with the concentration of vital operations, foreign manufacturing is subject to additional risks, including changes in governmental policies, transportation delays and interruptions, and the imposition of tariffs and export controls. A disruption of manufacturing operations at the Company's facilities could have an adverse effect on the Company's results of operations and customer relations.

Pilot production of the Company's products, and cost reduction, quality and product improvement engineering on current products are conducted in the Company's Longmont, Colorado facilities. When a new product or a design change to a current product is ready for volume production, it is
transferred from   the  Longmont,  Colorado  facilities  to  the  Company's
Asia  Pacific manufacturing facilities.

The Company's manufacturing processes require large volumes of high-quality components supplied by outside suppliers. The Company periodically receives communication from vendors that they may be unable to supply required volumes of certain key components. While the Company has qualified and continues to qualify multiple sources for many components, it is  reliant  on,  and
will continue to be reliant on, single sources for many semi-custom and custom integrated circuits and other key components. Generally, the Company does not have long-term supply agreements with most of its single source vendors, some of which are companies with limited financial and operational resources. In light of current industry conditions, including consolidation of competitors and decreased demand for hard disk storage products, the Company is reassessing its requirements for volume components.

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

The Company has focused its efforts on developing products that incorporate components which may be shared by a broad range of products, thereby reducing the time to develop a product and the cost of
components.   The  Company believes  that  the  integration  of low-cost manufacturing design into the development of a broad range of the Company's products, combined with its ability to utilize common platforms and electronics within product families, will enable the Company to compete more effectively.

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

In order to effectively implement its product strategy, the Company intends to continue to make significant investments in R&D. In fiscal years 1996, 1995 and 1994, the Company's R&D expenses amounted to $94.7 million, $60.8 million, and $97.2 million, respectively. The Company believes that it must continue to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its success.


COMPETITION

The Company presently competes primarily with independent manufacturers of 3.5inch disk drives, including Quantum, Seagate Technology and Western Digital. The Company also competes directly and indirectly with disk drive divisions of large computer manufacturers such as Fujitsu, Hewlett-Packard,
Hitachi,  NEC, Toshiba  and  IBM.   Should other major OEMs develop disk
drive manufacturing capabilities, the demand for the Company's products could be reduced.

The  disk drive industry is experiencing a number of changes that will affect the competitive position of companies now and in the future. A number of companies, including Maxtor, have either merged or been acquired,
thereby reducing the number of competitors in the market. Examples include not only the Maxtor / HEA Acquisition, but the Seagate / Conner merger, and the Singapore Technologies acquisition of the disk drive business of Micropolis. The surviving companies are better positioned from a market share and financial resources availability perspective. During 1996, the Company expects that the industry will experience a turbulent period as the effects of this consolidation takes hold. The merging of separate product lines and the elimination of duplication could force a sell off of less profitable product families which could have a significant impact on financial performance of drive companies. As a result of the above factors and the effects of weaker seasonal demand, discussed previously in "Marketing and Customers," the Company has experienced lower than expected revenues during the first quarter of fiscal 1997. Any change in this trend in the second half of fiscal 1997 is dependent on stronger OEM PC demand and successful introduction of new products  by the Company.  Further, the Company expects this trend to
continue into the foreseeable future.   During calendar 1997, the Company
anticipates a higher  degree  of  stability within in the industry as product
families  are merged  and  unprofitable  products eliminated.   However,
there can be no assurance that the industry will experience a higher degree of stability and that the Company will be successful in addressing the issues raised in the new competitive environment.

Short product life cycles also increase the importance of the Company's ability to successfully manage product transitions. During fiscal year 1996, the Company successfully managed certain product transitions, however, certain new products introduced by competitors, as well as those introduced by the Company, tend to displace older products. The failure to adequately manage product transitions could result in the loss of market opportunities, decreased sales of existing products, cancellation of products or product lines, the accumulation of obsolete and excess inventory, and unanticipated charges related to obsolete capital equipment. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results. There can be no assurance that the Company will be successful in such efforts.

When  competitors  introduce  products which offer  greater  capacity, better performance, lower prices or any combination of these factors, and when the Company's new products are not brought to market on a timely basis, the selling price of its older products generally must be reduced in order to compete effectively with competitors' new products. Due to the narrowness of the Company's product offerings relative to its competition, any delay in bringing a product to market will have a more significant adverse effect on the Company's results of operations than a similar delay would have on its competitors' results of operations. The Company expects to continue to experience price erosion for certain products in
fiscal year     1997.  There  can be no assurance that price erosion will not increase substantially.


BACKLOG

The Company's sales are primarily made for delivery of standard products according to standard purchase orders. Delivery dates are specified by purchase orders. Such orders may be subject to change or cancellation by the customer without significant penalties. The quantity actually purchased, as well as the shipment schedules, therefore, are frequently revised to reflect changes in the customer's needs. At times when price competition is intense and price moves are frequent, the Company believes that most customers may place purchase orders below their projected needs, or delay placing or even cancel purchase orders with the expectation that future price reductions may occur. Conversely, at times when industry-wide production is believed to be insufficient to meet demand, the Company believes that certain customers may place purchase orders beyond their projected needs in order to maintain a greater portion of product allocation. In light of these factors, backlog as of any particular date may not be indicative of the Company's actual revenues for any succeeding period, and, therefore, are not material to an evaluation of the Company's future revenue.


PATENTS AND LICENSES

The Company has been granted approximately 145 U.S. and foreign patents related to disk drive products and technology. The Company has additional patents pending in the United States and foreign countries. The Company has entered into cross-license agreements with certain of its competitors and has discussed entering into cross-licenses with others.

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

As part of the acquisition of the MiniScribe business in June 1990, the Company was assigned a patent license agreement between MiniScribe and Rodime plc, a United Kingdom company, covering patents related to 3.5-inch disk drives. The Company believes that the assignment was valid. However, Rodime has taken the position that the assignment was invalid and that the assignment would not in any event cover 3.5-inch drives manufactured and sold by the Company before the acquisition of MiniScribe's assets. See Legal Proceedings.


WARRANTY AND SERVICE

The Company currently warrants its products against defects in parts and labor for varying periods from the date of shipment with an additional three months allowed for distributors to account for "shelf life". All products currently in production are warranted for a period of 36 months after shipment.

Products are generally repaired or refurbished by the Company's Singapore facility. The Company operates a European drive exchange center in Ireland, a domestic drive exchange center in San Jose, California, and an Asian drive exchange center in Singapore.


EMPLOYEES

As of June 1, 1996, the Company had approximately 8,940 employees, of whom approximately 1,180 were located in the United States, 70 in Europe and 7,690 in Asia Pacific.

The Company believes that its future success will depend on its ability to continue to attract and retain a team of highly motivated and
skilled individuals.   None  of  the Company's employees are represented  by
a labor organization. The Company believes that its employee relations are positive.


INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES, AND FINANCIAL INFORMATION

The   Company   operates  in  a  single  industry  segment:  the
development, manufacture and marketing of data storage products for desktop and notebook computer systems. It has a worldwide sales, service and distribution network. The Company markets and sells its products through a
direct sales  force  to OEMs,   distributors  and  other  emerging  sales
channels.   For   financial information relating to foreign and domestic
operations and export sales refer to Part II, Item 8, Footnote 4, on page
29.


Item 2.  PROPERTIES

During fiscal year 1996, Company's administrative offices were located in San Jose, California, and its research and development facilities were located in Longmont, Colorado. These facilities are leased. As of March 30, 1996, the Company's manufacturing facilities include a disk drive manufacturing facility in Singapore and the IMS PCB assembly facilities in Hong Kong and Thailand. The Company owns and occupies a 384,000 square-foot building in Singapore which is situated on land leased through the year 2016 (subject to an option to renew for an additional 30 years). All other facilities located in Singapore, Hong Kong and Thailand, as well as sales offices located in the United States, Europe and Asia Pacific, are leased.

All of the Company's facilities are well maintained and are suitable for the advanced technological products and services of the Company.

In May 1996, the Company announced that new research and development operations have commenced at the San Jose site, requiring
additional space  in San  Jose.   The  Company  is currently reviewing its
space requirements and intends to move into a larger facility near its current location during the fiscal year 1997. Other than that previously discussed, the Company believes that its current facilities are sufficient to meet its expected requirements.


Item 3.  LEGAL PROCEEDINGS

As  part  of  the  acquisition of the MiniScribe business in  June  1990, the Company was assigned a patent license agreement between MiniScribe and
Rodime plc  (Rodime) covering patents related to 3.5-inch disk drives.   The
Company believes that the assignment was valid; however, Rodime has taken the position that the assignment was invalid and would not in any event cover 3.5-inch drives manufactured and sold by the Company before
the  acquisition  of MiniScribe's  assets.   In  February 1993,  Maxtor
commenced  an  action  for declaratory relief in the U.S. Bankruptcy Court
in Denver, Colorado seeking  a judgment   that  the  assignment  was  valid.
Rodime filed a denial and counterclaim for patent infringement. In April 1994, the relevant claims of the Rodime patent at issue in Rodime's counterclaims were declared invalid in litigation between Rodime and another disk drive manufacturer. The litigation between the Company and Rodime was then stayed pending an appeal by Rodime. In November 1995, the Federal Circuit affirmed the earlier court decision, and in February 1996, Rodime filed a petition with the U.S. Supreme Court requesting review of the Federal Circuit's opinion. The litigation remains stayed pending action by the Supreme Court.

In November 1995, three separate actions (Wacholder v. Gallo, et al., Silver v. Maxtor, et al., and Barrington v. Gallo, et al.) were filed in the Court of Chancery of the State of Delaware, in and for New Castle County. Each of the foregoing actions generally alleged a breach of fiduciary duty by the Company's directors in connection with the offer to purchase the Company by HEA and sought class certification, preliminary and permanent injunctive relief to prevent the acquisition, and damages and
attorneys'  fees.   These actions  were  subsequently  consolidated with  a
similar California action (Campanella v. Maxtor, et al.). Thereafter, following negotiations among counsel to parties to the consolidated action, an agreement in principle for settlement was reached. A memorandum of understanding was executed by the parties which provided that in exchange for certain additional disclosures to the Company's shareholders regarding the circumstances of the tender offer, the foregoing actions would be settled, subject to completion of confirmatory discovery, approval by the Court of Chancery, and payment by the Company of plaintiffs' counsel fees and costs in an amount not to exceed $315,000. The Company anticipates that settlement documents will be submitted to the Court of Chancery by the end of June, 1996, and a date for hearing should be set by late summer 1996.

In March 1996, a pro se complaint was filed in the Southern District of New York by Morton Berman (Berman v. Maxtor Corporation, et al.). The complaint alleged certain claims arising out of violation of U.S. Securities law, Racketeer Influenced Corrupt Organization Act of
1970, and common law doctrines of fraud, negligence and negligent misrepresentation, against the Company and several former and current executive officers of the Company. In April 1996, a motion for dismissal was filed on behalf of the Company andthe other defendants. In June 1996, Berman filed papers opposing the motion and the Company replied. Also in June 1996, Berman filed a motion to amend his complaint and the Company opposed the motion, requesting that the court defer adjudication of Berman's motion to amend until it ruled upon the Company's motion to dismiss.

Certain other claims, including other patent infringement claims, against the Company have arisen in the course of its business. There is presently no litigation involving such claims, and the Company believes the outcome of these claims, and the claims described above, will not have a material adverse effect, if any, on the Company's financial position, results of operations or cash flows.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of the sole stockholder held May 14, 1996, an Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, and the Company's 1996 Stock Option Plan were approved.


                                 PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
In January 1996, Hyundai Acquisition, Inc. (HAI) acquired by a cash tender offer for $6.70 per share 32,044,065 shares of the Company's common
stock (the Acquisition).   With the 19,480,000 Class A shares already
owned, HAI owned over 90% of the Company's outstanding voting capital. On January 11, 1996, HAI was merged into the Company in a short form merger (the Merger), and the Company became a wholly owned subsidiary of Hyundai Electronics America (HEA). Shares of common stock outstanding immediately prior to the Acquisition and Merger which were not owned by HEA or its affiliates were converted into the right to receive $6.70 in cash per share pursuant to the Merger. As of the Merger, trading of Maxtor common stock on the NASDAQ National Market was suspended.  Currently,  there is no public market  for  the  Company's
equity securities.   The  Company's  5.75% convertible subordinated
Debentures,  due 2012, remain publicly traded.

The Agreement and Plan of Merger was filed as an exhibit to the Company's Schedule 14D-9, as amended. See the Company's Schedule 14D-9 for
further information concerning the tender offer and merger.

In June 1996, the Company entered into an exchange agreement with HEA whereby HEA exchanged 600 shares of Common Stock for 58,208,955 shares of Series
A Preferred Stock, $.01 par value. As of June 28, 1996, 58,208,955 shares of Series A Preferred Stock and no shares of Common Stock, $.01 par value, were issued and outstanding.

The price range per common share of the Company's Common Stock through the date of the Merger is set forth in Item 6 below.

Item 6.  SELECTED FINANCIAL INFORMATION     (In thousands, except per share
amounts)


ANNUAL

                    March 30,  March 25,  March 26,  March 27,  March 28,
Fiscal year ended     1996      1995        1994       1993       1992

Revenue          $1,268,998  $ 906,799  $1,152,615  $1,442,546  $ 1,037,481
Income (loss)
 from operations   (109,259)   (76,026)   (247,921)     53,968       12,304
Net income (loss)  (122,765)   (82,222)   (257,589)     46,112        7,149
Net income (loss)
    per share
     -primary         (2.97)     (1.63)      (8.00)       1.46         0.27
     -fully diluted   (2.97)     (1.63)      (8.00)       1.46         0.24

Total assets        442,487     381,847     492,375    579,113      445,182
Long-term debt and capital lease
   obligations due
   after one year   100,181     101,967     107,393    119,868      110,744
Minority interest         -           -           -          -        1,023
- ---------------------------------------------------------------------------


QUARTERLY (Unaudited)
- -----------------------------------------------------------------------------


                         March 30,     Dec. 30,     Sept. 30,      July 1,
Fiscal quarter ended       1996         1995          1995          1995
- -----------------------------------------------------------------------------

Revenue                $  314,958   $  356,740    $  281,406   $  315,894
Gross margin               12,045       30,740            47       29,861
Net loss                  (39,817)     (24,633)      (44,488)     (13,827)
Net loss per share (1)      (5.41)       (0.46)        (0.84)       (0.27)
  Price range per common share (2)
    High                    6.70(4)     6.5938         6.000      6.9375
    Low                   6.5938(4)     4.0625         4.125      4.1250
- -----------------------------------------------------------------------------


- ---------------------------------------------------------------------------
                        March 25,     Dec. 24,     Sept. 24,      June 25,
Fiscal quarter ended       1995         1994          1994          1994
- ---------------------------------------------------------------------------


Revenue                $  275,947   $  238,174    $  174,368   $  218,310
Gross margin               27,474       21,328       (16,696)      24,024
Net income (loss)           1,119(3)   (16,435)      (54,717)     (12,189)
Net income (loss) per
          share (1)          0.02        (0.32)        (1.09)       (0.24)

  Price range per common
          share  (2)
    High                   6.3125         5.75        5.5000       7.8750
    Low                    4.0625         3.25        4.3125       4.6875
- -----------------------------------------------------------------------------
(1) Primary net income (loss) per share is the same as fully diluted net income (loss) per share.
(2) Price range is based on the quarterly high and low closing prices as quoted from NASDAQ.
(3) Net income included non-recurring income of approximately $10.2 million primarily related to the gain on the sale of the Company's interest in Maxoptix Corporation.
(4) Since the January 11, 1996 Merger with HEA described above, there is no public market for the Company's common stock.


Item  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL    CONDITION
AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

General
Since its inception in 1982, the Company has been subject to the highly cyclical nature of the disk drive industry. The industry is subject to rapid technological change and short product life cycles. The industry is intensely competitive and significant price erosion is typical during a
product  life cycle.   At  times, the industry is subject to excess
production capacity  and component   cost   pressures   as  a  result  of
key   component   shortages. Specifically,  with the overall growth
experienced by the disk drive industry in fiscal 1996 and 1995, shortages of certain key components for the industry have increased. In addition to being impacted by these industry factors, the Company has been less successful in the past several years than its competitors in managing product transitions and has been unable to bring certain
products  to market in a timely and cost effective manner.        Further,
many of the Company's competitors have had broader product lines than the Company with which to compete in this environment.

As a result of the factors discussed above and others, the Company has incurred operating losses during each of the last thirteen consecutive fiscal quarters, including the fourth quarter of fiscal year 1995 for which the Company reported net income of approximately $1.1 million as a result of a nonrecurring gain of approximately $10 million from the sale of the Company's interest in Maxoptix Corporation. Primarily as a result of continuing pricing pressures, serious shortages of certain key components, product cost and timeto-market issues with regard to certain products, the Company was not profitable during fiscal year 1996.

Industry Characteristics
Data storage manufacturers continually strive for larger storage capacities, higher performance and lower cost. Short product life cycles also increase the importance of the Company's ability to successfully
manage  product transitions.   During  fiscal year 1996, the Company has
successfully managed certain product transitions. However, certain new products introduced by competitors, as well as those introduced by the
Company,  tend  to  displace older  products.   The failure to adequately
manage product transitions could result in the loss of market opportunities, decreased sales of existing products, cancellation of products or product lines, the accumulation of obsolete and excess inventory, and unanticipated charges related to obsolete capital equipment. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results. There can be no assurance that the Company will be successful in such efforts.

When competitors introduce products which offer greater capacity, better performance, lower prices or any combination of these factors, and when the Company's new products are not brought to market on a timely basis, the selling price of its older products generally must be reduced in order to compete effectively with competitors' new products.
Also due to the narrowness of the Company's product offerings relative to its competition, any delay in bringing a product to market will have a more significant adverse effect on the Company's results of operations than a similar delay
would  have on its  competitors'  results  of  operations.   The  Company
continues  to
experience price erosion for certain products in fiscal year 1997. There can be no assurance that price erosion will not increase substantially.

Manufacturing Characteristics
The Company's manufacturing processes require large volumes of high-quality components supplied by outside suppliers. The Company periodically receives communication from vendors that they may be unable to supply required volumes of certain key components. While the Company has qualified and continues to qualify multiple sources for many components, it is reliant on, and will continue to be reliant on, single sources for many semi-custom and custom integrated circuits and other key components. Generally, the Company does not have long-term supply contracts with most of its single source vendors, some of which are companies with limited financial and operational resources.
In light of current industry conditions, including consolidation of competitors and decreased demand for hard disk storage products, the Company is reassessing its requirements for volume components.

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

The quality and yield of the Company's products is highly dependent on the Company's ability to obtain high-quality components and sub-assemblies, and its internal manufacturing processes. In the past, the Company's operating results have been affected by production delays and quality problems resulting from its inability to obtain certain key components and by the failure of certain components to meet requisite
quality standards.   The  Company  has implemented a number of programs to
improve the quality of its key components and subassemblies, and its internal manufacturing processes. As a result of these efforts, the
Company continues to strive to improve the quality of  its products.   The
Company believes that it must continue to focus on product quality to improve its competitive position in the disk drive industry. However, there can be no assurance that the Company will be successful in improving or maintaining its current quality standards.


FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

Revenue and Gross Margin
- -----------------------------------------------------------------------

(In millions)                   March 30,      March 25,
Fiscal year ended                 1996           1995            Change
- -----------------------------------------------------------------------
Revenue                       $  1,269.0     $    906.8       $   362.2

Gross margin                  $     72.7     $     56.1       $    16.6
  As a percentage of revenue         5.7%           6.2%
Net loss                      $   (122.8)    $     (82.2)     $   (40.6)
Net loss per share            $    (2.97)    $     (1.63)     $   (1.34)
- -------------------------------------------------------------------------


Revenue for fiscal year 1996 increased by 39.9% from the prior fiscal year primarily due to an increase in unit shipments of approximately 30% and a shift in product mix to higher-capacity product offerings which had higher average unit selling prices.

During fiscal year 1996 and 1995, the Company did not have any customer which accounted for 10% or greater of the Company's revenue.

Gross margin as a percentage of revenue decreased to 5.7% for fiscal year 1996 from 6.2% for fiscal year 1995. Although the shift of the Company's products sold was toward the higher capacity products which generally have higher average selling prices per unit, the increase in margins which resulted from this shift was more than offset by intense pricing pressures on certain lower capacity products without corresponding decreases in
manufacturing costs.   In addition, the Company had lower than expected
volumes during fiscal 1996 due to shortages of certain key components, contributing to higher than expected manufacturing costs.

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

Operating expenses

- -----------------------------------------------------------------------
(In millions)                   March 30,       March 25,
Fiscal year ended                 1996            1995          Change
- -----------------------------------------------------------------------

Research and development      $     94.7      $     60.8      $    33.9
  As a percentage of revenue         7.5%            6.7%

Selling, general and
    administrative            $     82.8      $     81.6      $     1.2
  As a percentage of revenue         6.5%            9.0%

Restructuring and other       $      4.5      $    (10.2)     $    14.7
  As a percentage of revenue         0.4%           (1.1%)
- -----------------------------------------------------------------------

Research and development (R&D) expenses increased in fiscal 1996 from the prior fiscal year primarily due to the Company's continued commitment to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its future success. Spending increased primarily in areas related to staffing and engineering tooling needed for the development of new products.

Selling, general and administrative (SG&A) expenses decreased as a percentage of revenue in fiscal year 1996 as compared to 1995 primarily due to the increase in the revenue base and the Company's ongoing effort
to control costs and  expenditures.   SG&A  spending  in absolute  dollars
increased slightly primarily as a result of increased marketing costs. The Company's ongoing efforts to control costs and expenditures will continue into future quarters, however, there can be no assurance that the Company will be successful in such efforts.

Restructuring and other expenses increased during fiscal year 1996 compared to the previous fiscal year due to two events. First, during the fourth quarter of fiscal 1996, restructuring and other expenses of $4,500,000 were primarily due to professional fees incurred related to the acquisition of the Company by HEA. Effective January 1996, HEA acquired by a cash tender offer of $6.70 per share all of the outstanding shares of the Company's common stock which were not owned by HEA or its affiliates and the Company became a wholly owned subsidiary of HEA. Second, the Company recorded a gain of approximately $10.0 million, offsetting restructuring and other expenses during the third quarter of fiscal year 1995, when the
Company entered into an agreement for the  sale of   the    Company's
interest  in  Maxoptix  to  Kubota  Electronics  America
Corporation, a Delaware company, whose ultimate parent is Kubota Corporation (Kubota). Prior to the sale, Maxtor and Kubota owned 67% and
33% interests in Maxoptix,  respectively.   The  transaction was completed
during  the  fourth quarter of fiscal year 1995.

At  March  30,  1996,  the  Company had no significant  accrued restructuring charges remaining relating to the restructuring activities which commenced in the third quarter of fiscal year 1994. On March 25, 1995, the Company had $502,000 of accrued restructuring charges
remaining  related  to  recurring payments   under   certain   non-
cancelable  operating   leases   which   were
substantially paid during fiscal year 1996.

Interest expense and interest income
- -----------------------------------------------------------------------
(In millions)                   March 30,       March 25,
Fiscal year ended                 1996            1995           Change
- ------------------------------------------------------------------------

Interest expense              $    11.8       $     8.4        $    3.4

Interest income               $     1.2       $     4.2        $   (3.0)
- ------------------------------------------------------------------------

Interest expense increased by 40.5% in fiscal year 1996 as compared to fiscal year 1995, even though the average interest rate incurred on total borrowings decreased, due to a substantial increase in short-term borrowings required in order to fund the Company's operations. The Company had $96 million of borrowings on the $100 million unsecured, revolving line of credit arranged by Citicorp Securities Inc. outstanding as of March 30, 1996, and expects to maintain approximately the same or higher levels of borrowings during the next fiscal year.

In December 1995, the Company also entered into a $100 secured bridge financing facility with HEA. As of March 30, 1996, $65 million of borrowings were outstanding under this facility. Interest income decreased in fiscal year 1996 due to the lack of available cash for investing purposes.

Provision for income taxes

- -----------------------------------------------------------------------
(In millions)                   March 30,       March 25,
Fiscal year ended                 1996            1995          Change
- -----------------------------------------------------------------------

Provision for income taxes    $     2.8       $     2.0       $   0.8
- -----------------------------------------------------------------------

The provision for income taxes consists primarily of foreign taxes. The Company's effective tax rate for fiscal years 1996 and 1995 differs from the combined federal and state rates due to the repatriation of foreign earnings absorbed by current year losses, and the Company's U.S. operating losses not providing  current tax benefits, offset in part by the tax savings
associated with   the   Company's  Singapore  operations  and  valuation
of   temporary differences.  Income from the Singapore and Thailand operations is not taxable in Singapore or Thailand, as a result of the Company's pioneer tax status in both locations.
FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994


Revenue and Gross Margin

- ------------------------------------------------------------------------
(In millions)                    March 25,      March 26,
Fiscal year ended                  1995           1994         Change
- -----------------------------------------------------------------------
Revenue                        $    906.8     $ 1,152.6    $    (245.8)

Gross margin                   $     56.1     $   (52.4)    $    108.5
  As a percentage of revenue          6.2%         (4.5%)
Net income (loss)              $    (82.2)    $  (257.6)    $    175.4
Net income (loss) per share    $     (1.63)    $   (8.00)    $     6.37
- ------------------------------------------------------------------------


Revenue  for  fiscal year 1995 decreased by 21.3% from the prior  fiscal year generally as a result of competitive pricing pressures, offset in part
by  an increase  in  unit  volumes  and a shift in product  mix   to  higher-
capacity product  offerings.   Average unit selling prices, in terms  of
megabyte per dollar, dropped substantially during fiscal year 1995. The rate of sequential quarter-to-quarter decline in average unit selling prices ranged from approximately 15% - 20% for the first two quarters of fiscal year 1995, to less than 10% for the third quarter of fiscal year 1995, and intensified again during the fourth quarter of fiscal year 1995 to
approximately  15%.   Unit volumes  increased modestly during fiscal year
1995 with the most significant growth occurring during the second half of the fiscal year.

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

During the first half of fiscal year 1995, product mix was primarily comprised of the Company's older, lower-capacity products which were nearing end-of-life and generally contributing at a zero gross margin. The Company's product mix for the second half of fiscal year 1995 primarily was comprised of its valueline 7000 Series one-inch drives which were developed on a lower-cost platform and, to a lesser extent, the new, higher-capacity, higher-margin, 850 megabyte - 1.2 gigabyte drives shipped in volume during the fourth quarter. In part offsetting the improvement in gross margin, the Company recorded a charge of $6.4 million to Cost of Revenue during the fourth quarter of fiscal year 1995 for the write down of inventory and fixed assets, and expensing certain commitments to third parties associated with the Company's 1.8-
inch  product line.   The  charge  resulted from the Company's decision
during  the  fourth quarter   of  fiscal  year  1995  to  discontinue
manufacturing and curtail development efforts related to this particular product line in favor of mainstream disk drive products with stronger market and revenue potential.

Operating expenses

- -----------------------------------------------------------------------
(In millions)                   March 25,      March 26,
Fiscal year ended                 1995           1994           Change
- -----------------------------------------------------------------------

Research and development      $    60.8      $    97.2       $   (36.4)
  As a percentage of revenue        6.7%           8.4%

Selling, general and
      administrative          $    81.6      $    78.9       $     2.7
  As a percentage of revenue        9.0%           6.8%

Restructuring and other       $   (10.2)          19.5       $   (29.7)
  As a percentage of revenue      (1.1%)           1.7%
- -----------------------------------------------------------------------

Research and development (R&D) expenses decreased from the prior fiscal year primarily due to the consolidation of the Company's R&D activities in Longmont, Colorado during the fourth quarter of fiscal year 1994 in connection with the Company's restructuring plan. This consolidation eliminated the need for certain facilities in San Jose, California, and also resulted in a substantial reduction in headcount associated with R&D and related activities previously conducted in San Jose.

Selling, general and administrative (SG&A) expenses increased as a percentage of revenue in fiscal year 1995 compared to the prior fiscal year primarily due to the decline in the revenue base. SG&A spending in absolute dollars increased modestly as a result of higher advertising costs and an increase in bad debt expense, offset in part by lower general and administrative costs, particularly headcount related, as a result of the Company's restructuring plan initiated during fiscal year 1994.

Restructuring and other: During the third quarter of fiscal year 1995 the Company entered into an agreement for the sale of the Company's interest in Maxoptix to Kubota Electronics America Corporation, a Delaware company, whose ultimate parent is Kubota Corporation (Kubota). Prior to the sale, Maxtor and Kubota owned 67% and 33% interests in Maxoptix, respectively. The transaction was completed during the fourth quarter of fiscal year 1995. As consideration for the sale, the Company received
$1.5 million in cash and was relieved  of certain  liabilities.   The
Company recorded a gain  of  approximately  $10.0 million on the sale.

During fiscal year 1994, the Company experienced significant production delays with certain product lines as a result of both design and vendor problems and determined that it was unable to bring to market profitable successor products to certain existing products. The Company therefore decided to discontinue certain products and manufacturing activities, and recorded special charges amounting to $68.9 million in Cost of Revenue in
the third quarter of  fiscal year  1994.   The  charges consisted of
estimated costs associated with the termination of certain products, a reduction in manufacturing capacity, write downs of inventory and
equipment that were no longer productive, and  related future   commitments
to  third  parties.   The  charges  were  comprised of approximately $45.4
million of inventory-related expenses, approximately
$19.8 million of equipment-related expenses, and approximately $3.7 million of
other associated  expenses.   As of March 25, 1995, all actions  were
substantially completed related to the $68.9 million special charges. As of March 30, 1996, no amounts remained accrued for payments related to these special charges.

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

As of March 25, 1995, the Company completed all of its restructuring actions related to the $19.5 million restructuring charges taken in fiscal 1994. As a result of these actions, worldwide headcount was reduced by approximately 500 employees from manufacturing, research and development, sales, marketing and administrative functions, and facilities space was reduced by approximately 350,000 square feet. The Company's savings from operations as a result of these actions amounted to approximately $9.0 million per quarter, beginning with the quarter ended March 26, 1994. Certain actions were completed at a cost which was slightly higher or
lower than originally estimated.  On a  net basis,   total   actual  costs
were  lower  than  originally   estimated   by approximately $0.2 million.
The net adjustment of approximately $0.2 million was recorded to Restructuring and Other during the fourth quarter of fiscal year 1995 upon completion of the Company's restructuring actions.

The following table presents a roll-forward reconciliation of the activity in the restructuring accrual balance from December 25, 1993 to March 30, 1996:

                            Severances,     Rent and other
                           benefits and      facilitiesother headcount-
                          related
(In thousands)            related charges      charges         Total
- ----------------------------------------------------------------------
December 1993 restructuring
 charges                     $   11,769    $    7,731       $   19,500
Cash expenditures                (8,891)       (1,744)         (10,635)
- ----------------------------------------------------------------------
Balance at March 26, 1994         2,878         5,987            8,865
- -----------------------------------------------------------------------

Cash expenditures                (2,474)       (5,682)          (8,156)
Adjustments                        (404)          197             (207)
- ----------------------------------------------------------------------
Balance at March 25, 1995    $        -    $      502       $      502
- -----------------------------------------------------------------------

Cash expenditures                                (502)            (502)
Adjustments                           -             -                -
- ----------------------------------------------------------------------
Balance at March 30, 1996    $        -    $        -       $        -
- -----------------------------------------------------------------------

Interest expense, interest income, and minority interest in loss of joint venture

- ----------------------------------------------------------------------
(In millions)                   March 25,       March 26,
Fiscal year ended                 1995            1994          Change
- -----------------------------------------------------------------------
Interest expense              $     8.4       $    10.1      $   (1.7)
Interest income               $     4.2       $     2.3      $    1.9
- -----------------------------------------------------------------------

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


LIQUIDITY AND CAPITAL RESOURCES

- ----------------------------------------------------
                                         March 30,
(In millions)                              1996
- ----------------------------------------------------

Cash and cash equivalents              $    52.8

Short-term borrowings                      110.6

Net cash used in operating activities      132.8

Net cash used in investing activities       61.2

Net cash provided by financing activities  150.3

- -----------------------------------------------------

As of March 30, 1996, the Company had cash and cash equivalents of $52.8 million as compared to $96.5 million as of March 25, 1995, a decrease
of $43.7 million.   The Company had no short-term investments as of March
30, 1996 as compared to $12.0 million as of March 25, 1995, a decrease of $12.0 million. The combined decrease in the Company's cash and cash equivalents, and shortterm investments of $55.7 million was primarily the result of operating losses.

Net cash used in operating activities during fiscal year 1996 was primarily attributable to the net loss less non-cash depreciation and amortization totaling approximately $77.6 million and an increase in inventory of
$66.3 million. Inventories increased by $66.3 million in fiscal 1996 as compared to fiscal 1995 as a result of year end raw materials purchases in anticipation of shortages of certain key components in order to meet the first fiscal quarter 1997 build demands and the product mix of finished goods moving from lower capacity, lower cost products to higher capacity, higher cost products.

Net cash used in investing activities during the fiscal year 1996 was primarily attributable to $72.7 million of capital expenditures offset in part by $12.0 million in proceeds from short-term investments. A majority of the capital expenditures activity related to the acquisition of manufacturing and engineering equipment to develop new products and enhance the productivity of the Singapore manufacturing facility.

Net cash provided by financing activities during the fiscal 1996 primarily reflects $145.6 million in net proceeds from short-term borrowings, drawn under available credit lines and $7.7 million common stock issued under the Company's stock purchase and stock option plans.

On August 31, 1995, the Company established a $100 million unsecured, revolving line of credit through Citicorp Securities Inc. and syndicated among ten banks, which is guaranteed by Hyundai Electronics
Industries  Co.,  Ltd. (HEI).   This  $100  million line of credit is a 364-
day committed facility, renewable annually up to three years, that is used primarily for general operating purposes. As of March 30, 1996, $96 million of borrowings and $1 million in letters of credit were outstanding.

On December 29, 1995, the Company established a $100 million secured bridge financing facility with HEA to provide additional working capital financing through the Merger transition period. This credit facility provided for draw downs up to $100 million and had a first priority secured interest in all of the Company's accounts receivable. As of March 30, 1996, $65 million of borrowings were outstanding under this facility. All outstanding principal and accrued interest was due and paid on April 10, 1996.

On January 31, 1996, the Company signed a one year credit facility in the amount of $13.8 million to be used for capital equipment requirements
at  the Singapore  facility.   This  credit facility is  guaranteed  by  HEI
and all outstanding amounts of principal and accrued interest are due and payable on February 2, 1997.

On   March   30,  1996,  the  Company  entered  into  an  accounts
receivable securitization program with Citicorp Securities, Inc. Under this program, the Company may make a repeating cumulative sale of its qualified trade accounts receivable up to $100 million on a non-recourse basis. The proceeds from the sale of these receivables received on April 10, 1996 were used to pay down the entire secured bridge financing facility on that date, as described above.

On April 10, 1996, the Company obtained a new $100 million intercompany line of credit from HEA. This line of credit allows for draw downs up
to  $100 million  and  interest  is  payable quarterly.   All  outstanding
amounts  of principal and accrued interest are due and payable on April 10,
1997.   As  of June 28, 1996, $65 million was outstanding.

In June 1996, the Company entered into a volume purchase agreement with a supplier to build certain key components. Under the terms of this agreement, the Company has agreed to advance up to $20 million to the supplier, by December 31, 1996, to finance purchases of certain equipment required to manufacture product volumes as committed under this agreement. Such advances will be repaid to the Company in the form of price discounts and are secured by the equipment purchased.

The liquidity of the Company was adversely affected during fiscal year 1996 by significant losses from operations and liquidity has been significantly reduced compared to the same period last year. The Company is implementing ongoing measures with the goal of improving liquidity.
In addition to attempting to improve operating margins on product sales throughthe introduction of new products and reduction of manufacturing costs, the
Company remains focused on controlling other operating expenses. However, the Company believes that it must continue to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its future success.

The Company expects that it will require alternative sources of liquidity, including additional sources of financing in fiscal 1997. The Company recognizes that given the uncertainties of the disk drive industry and the risks inherent in accomplishing the above measures, or if the results of those measures do not meet expectations, it may be
prudent  to  seek  additional sources  of  financing.   The Company is
engaged in ongoing discussions with various parties, including HEI, HEA and certain financial institutions regarding additional sources of financing. While the Company believes that additional sources of financing will be available, there can be no assurance that financing will be available on terms which are favorable to the Company.

Subject to unforeseen changes in general business conditions, the Company believes that the combination of the measures described above and other available actions, together with its balances of cash and cash equivalents, expected cash flow from operations, equipment financing and line of credit borrowing capabilities (supported by HEA) will be sufficient to fund the Company's working capital and capital expenditure requirements through fiscal year 1997.


DIVIDEND POLICY
The Company has never paid cash dividends on its capital stock. The Company does not anticipate paying cash dividends in the near future. Under the terms of the Company's lines of credit facilities, the Company may not declare or pay any dividends without the prior consent of its lenders.


Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements                             Page

Financial Statements:
  Consolidated Balance Sheets - March 30, 1996 and March 25, 1995       22
  Consolidated Statements of Operations - Fiscal years ended
    March 30, 1996, March 25, 1995 and March 26, 1994                   23
  Consolidated Statements of Stockholders' Equity (Deficit)
    - Fiscal years ended March 30, 1996, March 25, 1995 and
    March 26, 1994                                                      24
  Consolidated Statements of Cash Flows - Fiscal years ended
    March 30, 1996, March 25, 1995 and March 26, 1994              25 - 26
  Notes to Consolidated Financial Statements                       27 - 37
  Report of Ernst & Young LLP, Independent Auditors                     38

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


MAXTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
- -----------------------------------------------------------------------------
                                               March 30,          March 25,
ASSETS                                           1996               1995
- ---------------------------------------------------------------------------
- -Current assets:
  Cash and cash equivalents                 $   52,794         $   96,518
  Short-term investments                             -             11,998
  Accounts receivable, net of allowance
    for doubtful accounts of $5,196 at
    March 30, 1996 and $3,850 at
    March 25, 1995                             121,818            109,333
  Accounts receivable from affiliates            4,426              2,197
  Inventories:
    Raw materials                               76,505             40,528
    Work-in-process                             37,614             28,398
    Finished goods                              41,816             20,754
- ---------------------------------------------------------------------------
                                               155,935             89,680
  Prepaid expenses and other                    11,642              8,695
- ---------------------------------------------------------------------------
       Total current assets                    346,615            318,421
Property, plant and equipment, at cost:
  Buildings                                     24,984             22,575
  Machinery and equipment                      192,115            146,020
  Furniture and fixtures                        14,118             12,177
  Leasehold improvements                        13,870              9,262
- ---------------------------------------------------------------------------
                                               245,087            190,034
  Less accumulated depreciation and
    amortization                              (156,925)          (133,890)
- ---------------------------------------------------------------------------
     Net property, plant and equipment          88,162             56,144
Other assets                                     7,710              7,282
- ---------------------------------------------------------------------------
                                            $  442,487        $   381,847
- ---------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
- ----------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                    $   110,595        $    30,000
  Short-term borrowings due to affiliates       65,000                  -
  Accounts payable                             160,102            136,746
  Accounts payable to affiliates                 8,656                  -
  Income taxes payable                           7,499              6,807
  Accrued payroll and payroll-related expenses  16,727             14,802
  Accrued warranty                              23,751             25,058
  Accrued expenses                              18,934             19,607
  Long-term debt and capital lease
    obligations due within one year              1,879              2,957
- ------------------------------------------------------------------------
       Total current liabilities               413,143            235,977
Long-term debt and capital lease obligations
  due after one year                           100,181            101,967
Deferred tax liabilities                           300                  -
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued or
outstanding                                          -                  -
  Class A common stock, $0.01 par value, no
    authorized, issued, or outstanding shares in 1996; (19,480,000 authorized, issued
and outstanding in 1995)                             -                195
  Common stock, $0.01 par value, 200,000,000
    shares authorized; 600 shares issued and outstanding in 1996;
    (180,520,000 shares
    authorized; 32,217,287 issued and
    outstanding in 1995)                             -                322
  Additional paid-in capital                   335,599            327,357
  Accumulated deficit                         (406,736)          (283,971)
- -------------------------------------------------------------------------
Total stockholders' equity (deficit)           (71,137)            43,903
- ------------------------------------------------------------------------
                                            $  442,487        $   381,847
- ------------------------------------------------------------------------
See accompanying notes.


MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
                                       Fiscal year ended
- ----------------------------------------------------------------------------
                                March 30,      March 25,      March 26,
                                  1996           1995           1994
- ----------------------------------------------------------------------------
Revenue                       $ 1,264,627    $  889,288     $ 1,145,639
Revenue from affiliates             4,371        17,511           6,976
- -----------------------------------------------------------------------------
        Total revenue           1,268,998       906,799       1,152,615
- -----------------------------------------------------------------------------

Cost of revenue                1,192,403        835,037       1,198,787
Cost of revenue from affiliates    3,902         15,632           6,227
- ---------------------------------------------------------------------------
       Total cost of revenue   1,196,305        850,669       1,205,014
- -----------------------------------------------------------------------------

Gross margin                      72,693         56,130         (52,399)
- ---------------------------------------------------------------------------
Operating expenses:
  Research and development        94,717         60,769          97,168
  Selling, general and
    administrative                82,775         81,600          78,854
  Restructuring and other          4,460        (10,213)         19,500
- ---------------------------------------------------------------------------


Total operating expenses         181,952        132,156         195,522
- ---------------------------------------------------------------------------
- -Loss from operations           (109,259)       (76,026)       (247,921)
Interest expense                 (11,849)        (8,379)        (10,087)
Interest income                    1,169          4,216           2,283
- ---------------------------------------------------------------------------
- -Loss before income taxes       (119,939)       (80,189)       (255,725)
Provision for income taxes         2,826          2,033           1,864
- ---------------------------------------------------------------------------
Net loss                     $  (122,765)    $  (82,222)    $  (257,589)
- ---------------------------------------------------------------------------


Net loss per share           $     (2.97)    $    (1.63)    $     (8.00)
- ---------------------------------------------------------------------------


Shares used in computing net
    loss per share                41,354         50,583          32,203
- ---------------------------------------------------------------------------


See accompanying notes.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
- -----------------------------------------------------------------------------

                                              Retained   Notes       Total
                      Common stock Additional earnings receivable
                                                                 stockholders'
                    --------------- paid-in (accumulated  from
                                                                     equity
                    Shares   Amount capital   deficit) stockholders
                                                                   (deficit)
- ----------------------------------------------------------------------------
Balance,
March 27, 1993   28,809,277 $  288  $163,747  $ 55,840  $  (217)  $ 219,658
Issuance of common
 stock under stock
     option plans   792,920      8     3,362         -        -       3,370
Payments on and
 forgiveness of notes
 receivable from
     stockholders         -      -         -         -        90         90
Issuance of common
 stock under stock
     purchase plan  823,045      8     4,307         -        -       4,315
Issuance of Class A
 common stock, net
 of issuance
 costs           19,480,000    195   149,148         -        -     149,343
Net loss                  -      -         -  (257,589)       -    (257,589)
- ---------------------------------------------------------------------------
Balance,
March 26, 1994   49,905,242    499   320,564  (201,749)    (127)    119,187
Issuance of common
 stock under stock
     option plans 1,112,825     11     4,133         -        -       4,144
Payments on and
 forgiveness of notes
 receivable from
     stockholders         -      -         -         -       127        127
Issuance of common
 stock under stock
 purchase plan       679,220      7     2,660         -        -      2,667
Net loss                   -      -         -   (82,222)       -    (82,222)
- ---------------------------------------------------------------------------
Balance,
March 25, 1995   51,697,287    517   327,357  (283,971)       -      43,903
Issuance of common
 stock under stock
     option plans 1,134,805     11     4,734         -        -       4,745
Issuance of common
 stock under stock
purchase plan       800,426      8     2,972         -        -       2,980
Shares canceled
 resulting from
 acquisition
 by HEA          (53,631,918)  (536)      536         -        -          -
Net loss                   -      -         -  (122,765)       -   (122,765)
- ---------------------------------------------------------------------------
Balance,
 March 30, 1996          600 $    -  $335,599 $(406,736)  $    -  $ (71,137)
- ---------------------------------------------------------------------------


See accompanying notes.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                 Fiscal year ended
 ----------------------------------------------------------------------------
                                         March 30,     March 25,     March
                                         26, 1996                     1995
                                         1994
- ---------------------------------------------------------------------------

Increase (decrease) in cash
    and cash equivalents
Cash flows from operating activities:
Net loss                            $  (122,765)   $  (82,222)   $ (257,589)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization        45,200        34,865        85,865
    Forgiveness of notes receivable
    from stockholders                         -            41            61
    Change in non-current deferred
    tax liabilities                         300           (66)         (934)
    Gain on sale of interest in joint
    venture                                   -       (10,005)            -
    Loss on disposal of property, plant
    and equipment                           669         2,233         2,135
    Changes in assets and liabilities:
      Accounts receivable               (12,485)      (16,366)       49,591
      Accounts receivable from
      affiliates                         (2,229)       (2,197)            -
      Inventories                       (66,255)         (150)       59,320
      Prepaid expenses and other         (2,947)         (925)        2,739
      Accounts payable                   18,407        14,813         7,374
      Accounts payable to affiliates      8,656             -             -
      Income taxes payable                  692          (723)        2,866
      Accrued payroll and
      payroll-related expenses            1,925         3,573        (4,796)
      Accrued warranty                   (1,307)       (1,637)       11,192
      Accrued expenses                     (673)      (21,425)       25,724
- ---------------------------------------------------------------------------
  Total adjustments                     (10,047)        2,031       241,137
- ---------------------------------------------------------------------------
  Net cash used in operating
  activities                           (132,812)      (80,191)      (16,452)
- ---------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of interest in
  joint venture, net                          -        (1,463)            -
  Purchase of available-for-sale
  investments                                 -       (30,091)      (74,911)
  Proceeds from maturities of
  available-for-sale investments         11,998        93,004             -
  Purchase of property, plant and
  equipment, net                        (72,655)      (32,612)      (29,746)
  Proceeds from disposal of property,
  plant and equipment                       353         1,077         1,013
  Other assets                             (928)         (417)          (72)
- ---------------------------------------------------------------------------
   Net cash provided by (used in)
  investing activities                  (61,232)       29,498      (103,716)
- ---------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of debt,
  including short-term borrowings       145,595           238         2,870
  Principal payments on debt,
  including capital lease obligations    (3,000)       (4,444)      (30,563)
  Proceeds from issuance of Class
  A common stock                              -             -       149,343
  Proceeds from issuance of common
  stock, net of issuance of notes
  receivable and stock repurchase         7,725         6,810         7,685
  Payments on notes receivable
  from stockholders                           -            87            29
- ---------------------------------------------------------------------------
  Net cash provided by financing
  activities                            150,320         2,691       129,364
- ---------------------------------------------------------------------------
  Net change in cash and cash
  equivalents                           (43,724)      (48,002)        9,196
Cash and cash equivalents at
beginning of period                      96,518       144,520       135,324
- ---------------------------------------------------------------------------
Cash and cash equivalents at
end of period                       $    52,794    $   96,518    $  144,520
- ---------------------------------------------------------------------------



See accompanying notes.



CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)
                                                Fiscal year ended
- -----------------------------------------------------------------------------
                                           March 30,    March 25,    March 26,
                                              1996         1995        1994
- ---------------------------------------------------------------------------


Supplemental disclosures of cash flow
information:

Cash paid (received) during the year for:
  Interest                               $   9,362    $   6,657    $  9,985
  Income taxes                               1,801        2,822       1,337
  Income tax refunds                        (3,173)         (65)     (1,824)

Supplemental information on noncash
investing and financing activities:
Capital lease obligations                $     136    $     245    $    122
  Purchase of property, plant and
  equipment financed by accounts payable     4,949            -           -
- ----------------------------------------------------------------------------



See accompanying notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The   consolidated  financial  statements  include  the  accounts  of
Maxtor Corporation  (Maxtor or the Company) and its wholly-owned
subsidiaries.   All significant  intercompany  accounts  and transactions
have  been  eliminated. Maxtor   Corporation  operates  as  a  wholly-owned
subsidiary   of   Hyundai Electronics America (HEA).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash, cash equivalents and short-term investments
The Company considers all highly liquid investments, which are purchased with a maturity of three months or less,to be cash equivalents. Other short-term investments consists of floating rate notes, certificates of deposit and commercial paper. The Company generally purchases investments with a maturity from three to twelve months.

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

Accounting for income taxes
The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109).

Net loss per share
Net loss per share is based upon the weighted average number of shares of common and Class A common stock outstanding during each of fiscal years 1996, 1995 and 1994.

Foreign currency translation and foreign currency financial instruments
The  functional  currency for all foreign operations is the U.S.  dollar.
As such, all material foreign exchange gains or losses are included in the determination of net loss. Approximately $1,086,000, $1,014,000, and $865,000 of net foreign exchange losses were included in net loss in fiscal years 1996, 1995, and 1994, respectively. To reduce the impact of foreign currency fluctuations on the Company's monetary asset and liability positions, the Company enters into foreign currency forward
exchange contracts.   Gains  and losses  on  the foreign currency forward
contracts are deferred and offset by gains and losses on the underlying hedged exposures. See Note 2 for further disclosure regarding the Company's derivative financial instruments.


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

Fiscal year
The Company maintains a 52/53-week fiscal year cycle. Fiscal year 1996 was comprised of 53 weeks. Fiscal years 1995 and 1994 were each comprised of 52 weeks. The Company's fiscal year ends on the last Saturday of March.


2.  FINANCIAL INSTRUMENTS

Investments
The  following  is  a summary of the Company's investments by  major security type:
- -----------------------------------------------------------------------------
                                               March 30,         March 25,
(In thousands)                                   1996              1995
- ------------------------------------------------------------------------------

Money market instruments                    $    32,070       $    78,194
Floating rate notes                                   -            11,998
- ----------------------------------------------------------------------------
                                            $    32,070        $   90,192
- ----------------------------------------------------------------------------


Included in cash and cash equivalents       $    32,070            78,194
Included in short-term investments                    -            11,998
- ----------------------------------------------------------------------------
                                            $    32,070       $    90,192
- ----------------------------------------------------------------------------


At March 30, 1996 and March 25, 1995, all investments in debt and equity securities are classified as available-for-sale and as such are carried at fair market value. Realized gains and losses and declines in value judged to be other than temporary are included in interest
income.   The  cost  of securities sold is based on the specific
identification method. As of and for the years ended March 30, 1996 and March 25, 1995, realized and unrealized gains and losses on available-for-sale investments were not material.

Fair value disclosures
The fair values of cash and cash equivalents, and short-term investments approximate cost due to the short period of time to maturity or due to floating rate resets on investments. The carrying values of the note receivable and the investment in affiliate, both of which are classified in other assets, approximate their fair values. The fair value of the Company's fixed rate debt is estimated based on the current rates offered to the Company for similar debt instruments of the same remaining maturities. The fair value of the Company's variable rate debt approximates its carrying value as these instruments are adjusted periodically during the course of the year at market rates. The fair value of the Company's convertible subordinated debentures is based on quoted market prices. The fair value of foreign currency forward exchange contracts used for hedging purposes is estimated based on quoted market prices.

The carrying values and fair values of the Company's financial instruments are as follows:

(In thousands)                  March 30, 1996          March 25, 1995
- ----------------------------------------------------------------------------
                            Carrying    Estimated   Carrying      Estimated
                             amount     fair value   amount       fair value
- ----------------------------------------------------------------------------
- -Cash and cash equivalents  $ 52,794     $ 52,794    $  96,518   $   96,518
Short-term investments            -            -       11,998       11,998
Note receivable               4,000        4,000        4,000        4,000
Investment in affiliate         825          825        1,010        1,010
Short and long-term debt
   fixed rates               15,576       15,539        4,445        4,359
   variable rates            96,000       96,000       30,000       30,000
   debt from parent -
   fixed rates               65,000       65,000            -            -
Convertible subordinated
debentures                  100,000       77,000       100,000      55,000
Foreign currency forward
exchange contracts                -           18             -          37
- ----------------------------------------------------------------------------


Derivative financial instruments
The Company enters into currency forward contracts to manage foreign currency exchange risk associated with the Company's manufacturing
operations  in Singapore.   The  Company's  policy is to hedge all material
transaction and translation exposures on a quarterly basis. Contracts are generally entered into at the end of each fiscal quarter to reduce foreign currency exposures for the following fiscal quarter. Contracts generally have maturities of three months or less. Any gains or losses on these instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", and are generally included in Cost of Revenue. Unrealized gains or losses on foreign currency forward contracts that are designated and effective as hedges of firm commitments, are deferred and recorded in the same period as the underlying transaction. Notional amounts of outstanding currency forward contracts were $2,659,000 and $33,769,000, for fiscal years ended 1996 and 1995, respectively.


3.  JOINT VENTURE

In March 1989, the Company and Kubota Corporation (Kubota) organized a jointlyowned corporation, Maxoptix Corporation (Maxoptix). On December 26, 1994, the Company entered into an agreement for the sale of the Company's interest in Maxoptix to Kubota Electronics America Corporation, a Delaware company, whose ultimate parent is Kubota. Prior to the sale, Maxtor and Kubota owned 67% and 33% interests in Maxoptix, respectively. The transaction was completed on February 18, 1995. As consideration for the sale, the Company received $1.5 million in cash and was relieved of certain liabilities. The Company recorded a gain of approximately $10.0 million on the sale. The results of operations of Maxoptix for fiscal years 1995 and 1994 were immaterial to the Company's statements of operations, balance sheets and statements of cash flows.


4.  MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company operates in a single industry segment: the design, manufacture and sale of data storage products for desktop and notebook computer systems. It has a world-wide sales, service and distribution network. The Company markets and sells its products through a direct sales force to OEMs, distributors and other emerging sales channels such as computer specialty retailers and computer superstores.

During fiscal year 1996 and 1995 no customer accounted for more than 10% of the Company's revenue. One customer accounted for approximately 24% of the Company's revenue in fiscal year 1994.

The Company's export sales represented 41%, 48% and 43% of total revenue in fiscal years 1996, 1995 and 1994, respectively. Approximately 60%, 53%, and 53% of export sales were to Europe, while 35%, 38% and 35% of export sales were to Asia Pacific in fiscal years 1996, 1995 and 1994, respectively.

Operations outside the United States primarily consist of manufacturing plants in Singapore, Hong Kong, and Thailand that produce subassemblies and final assemblies for the Company's disk drive products. The geographic breakdown of the Company's activities for each of the three fiscal years in the period ended March 30, 1996 is presented in the following table:

(In thousands)                 U.S.  Asia Pacific  Eliminations  Consolidated
- ----------------------------------------------------------------------------
Fiscal year ended March 30, 1996
- ----------------------------------------------------------------------------
Revenue from unaffiliated
 customers                 $1,196,105  $   68,522    $       -    $1,264,627
Revenue from affiliated
customers                      3,417         954             -         4,371
Transfers between
geographic locations          14,600   1,585,545    (1,600,145)            -
- ----------------------------------------------------------------------------
Revenue                    1,214,122   1,655,021    (1,600,145)    1,268,998
- ----------------------------------------------------------------------------
Income (loss) from
operations                  (204,376)     95,035            82      (109,259)
- ----------------------------------------------------------------------------
Identifiable assets          326,106     397,837      (281,456)      442,487
- ------------------------------------------------------------------------------

Fiscal year ended March 25, 1995
- -----------------------------------------------------------------------------
Revenue from unaffiliated
customers                 $  884,301  $    4,987     $       -   $  889,288

Revenue from affiliated
customers                     17,511           -             -       17,511
Transfers between
geographic locations          35,268     874,746      (910,014)           -
- ----------------------------------------------------------------------------
Revenue                      937,080     879,733      (910,014)     906,799
- ----------------------------------------------------------------------------
Income (loss) from
operations                  (135,848)     59,558           264      (76,026)
- ----------------------------------------------------------------------------
Identifiable assets          338,139     293,096      (249,388)     381,847
- -----------------------------------------------------------------------------

Fiscal year ended March 26, 1994
- ----------------------------------------------------------------------------
Revenue from unaffiliated
customers                $ 1,143,170  $    2,469    $        -    $1,145,639
Revenue from affiliated
customers                      6,976           -             -         6,976
Transfers between
geographic locations          75,233   1,169,240    (1,244,473)            -
- ----------------------------------------------------------------------------
Revenue                    1,225,379   1,171,709    (1,244,473)    1,152,615
- ----------------------------------------------------------------------------
Income (loss) from
operations                  (305,824)     57,903             -      (247,921)
- ----------------------------------------------------------------------------
Identifiable assets          470,787     306,574      (284,986)      492,375
- -----------------------------------------------------------------------------

Revenue from unaffiliated and affiliated customers is based on the origin of the sale. Transfers between geographic locations are accounted for at
amounts that  are  above  cost.   Such transfers are eliminated  in  the
consolidated financial  statements.   Identifiable assets are  those  assets
that can be directly associated with a particular geographic location through acquisition and/or utilization. In determining each of the geographic locations' income (loss) from operations and identifiable assets, the expenses and assets relating to general corporate or headquarter activities are included in the amounts for the geographic locations where they were incurred, acquired or utilized.


5.  LINES OF CREDIT, DEBT AND CAPITAL LEASE OBLIGATIONS

Lines of credit, debt and capital lease obligations consist of the following:
- -----------------------------------------------------------------------------
                                                    March 30,      March 25,
(In thousands)                                        1996           1995
- ----------------------------------------------------------------------------

5.75% Convertible Subordinated Debentures
due March 1, 2012                               $  100,000     $  100,000
Short-term borrowings; interest payable at
  a rate of 1.75% above bank's prime rate
  per annum                                              -         30,000
Short-term borrowings; interest payable at
  variable rates ranging from 5.74% to 6.3%
  per annum                                         96,000              -
Short-term borrowings from parent; interest
  payable at rates ranging from 5.9% to 6.24%       65,000              -
Short-term borrowing; interest payable at a
  rate of 6.120%; secured by equipment              13,800              -
Term loans, principal payable in varying
  monthly, quarterly and semi annual installments through October 1996; interest payable at a rate of 8.46% per annum;
secured by equipment                                   708          1,844
Term loans, principal payable in varying
  monthly, bi-monthly and quarterly installments
                 through December 1996; interest payable
  at rates ranging from 7.53% to 8.03% per
annum; secured by equipment                          1,068           2,601
Capital lease and other obligations                  1,079             479
- ----------------------------------------------------------------------------
                                                   277,655         134,924
Less amounts due within one year                   177,474          32,957
- ----------------------------------------------------------------------------
Due after one year                              $  100,181      $  101,967
- -----------------------------------------------------------------------------

Future aggregate maturities exclusive of capital lease and other obligations are as follows:

Fiscal year ending
 (In thousands)
- ----------------------------------------------------------------------------
1997                                                             $   176,576
1998                                                                   5,000
1999                                                                   5,000
2000                                                                   5,000
2001                                                                   5,000
Later years                                                           80,000
- ----------------------------------------------------------------------------
Total                                                            $   276,576
- -----------------------------------------------------------------------------

The  5.75%  Convertible Subordinated Debentures (Debentures)  originally were convertible  at  any time prior to maturity, unless previously redeemed, into shares of common stock of the Company at a conversion rate of 25 shares per each $1,000 principal amount of Debentures (equivalent to a conversion price of $40 per share), subject to adjustment in certain events. Pursuant to the terms of the Indenture governing the Debentures, dated March 1, 1987, upon the closing of the Merger under the Agreement and Plan of Merger, dated November 2, 1995, between HEA and the Company, Debenture holders were entitled to receive a conversion in lieu of shares of common stock of the Company the same consideration per share received by
holders of common stock at the closing  of the   Merger.   A  First
Supplemental  Indenture,  dated  January  11,  1996, accordingly provides
that   each $1,000 principal amount of Debentures may  be convertible  to
25 shares of common stock of the Company   (equivalent  to  a conversion
price of $40 per share), which is immediately converted into a cash payment equal to $6.70 times 25 shares of common stock of the Company. Interest on the Debentures is payable on March 1 and September 1 of each year. The Debentures, at the option of the Company, are redeemable at 100.575% of the principal amount as of March 30, 1996 and thereafter at prices adjusting to the principal amount on or after March 1, 1997, plus accrued interest. The Debentures are entitled to a sinking fund of $5,000,000 principal amount of Debentures, payable annually beginning March 1, 1998, which is calculated to retire at least 70% of the Debentures prior to maturity. The Debentures are subordinated in right to payment to all senior indebtedness.

On August 31, 1995, the Company established a $100 million unsecured, revolving line of credit through Citicorp Securities Inc. and syndicated among ten banks, which is guaranteed by Hyundai Electronics
Industries  Co.,  Ltd. (HEI).   This  $100  million line of credit is a 364-
day committed facility, renewable annually up to three years, that is used primarily for general operating purposes. As of March 30, 1996, $96 million of borrowings and $1 million in letters of credit were outstanding.

On December 29, 1995, the Company established a $100 million secured bridge financing facility with HEA to provide additional working capital financing through the Merger transition period. This credit facility provided for draw downs up to $100 million and had a first priority secured interest in all of the Company's accounts receivable. As of March 30, 1996, $65 million of borrowings were outstanding under this facility. All outstanding principal and accrued interest was due and paid on April 10, 1996.

On   March   30,  1996,  the  Company  entered  into  a  accounts
receivable securitization program with Citicorp Securities, Inc. Under this program, the Company can make a repeating sale of its qualified trade accounts receivables up to $100 million on a non-recourse basis. The proceeds from the sale of these receivables received on April 10, 1996 were used to pay down the entire secured bridge financing facility on that date, as described above.

On January 31, 1996, the Company signed a one year credit facility in the amount of $13.8 million to be used for capital equipment requirements
at  the Singapore  facility.   This  credit facility is  guaranteed  by  HEI
and all outstanding amounts of principal and accrued interest are due and payable on February 2, 1997.

On April 10, 1996, the Company obtained a new $100 million intercompany line of credit from HEA. This line of credit allows for draw downs up
to  $100 million  and  interest  is  payable quarterly.   All  outstanding
amounts  of principal and accrued interest are due and payable on April 10,
1997.   As  of June 28, 1996, $65 million was outstanding.

The  Company  leases certain equipment under long-term leases.   These
leases have been accounted for as installment purchases and, accordingly, capitalized costs of $1,676,975 and $1,845,000 have been included in machinery and equipment at March 30, 1996 and March 25, 1995,
respectively.   Accumulated amortization of the leased equipment amounted to
$1,490,055 and $1,352,000  at March 30, 1996 and March 25, 1995,
respectively.


6.  COMMITMENTS AND CONTINGENCIES

The Company leases certain of its principal facilities and certain machinery and equipment under operating lease arrangements. The future minimum annual rental commitments as of March 30, 1996 are as follows:

Fiscal year ending                                           (In thousands)
- ----------------------------------------------------------------------------
1997                                                           $     9,974
1998                                                                 6,507
1999                                                                 4,181
2000                                                                 2,892
2001                                                                 1,001
Later years                                                         14,443
- ----------------------------------------------------------------------------
Total                                                          $    38,998
- -----------------------------------------------------------------------------

The above commitments extend through fiscal year 2016. Rental expense was approximately $11,960,000, $16,998,000 and $15,668,000 for fiscal years
1996, 1995 and 1994, respectively.

As  part  of  the  acquisition of the MiniScribe business in  June  1990, the Company was assigned a patent license agreement between MiniScribe and Rodime plc (Rodime) covering patents related to 3.5-inch disk drives. The Company believes that the assignment was valid; however, Rodime has taken the position that the assignment was invalid and would not in any event cover 3.5-inch drives  manufactured  and  sold  by  the Company  before  the
acquisition of MiniScribe's  assets.   In  February 1993,  Maxtor  commenced  an
action for declaratory relief in the U.S. Bankruptcy Court in Denver, Colorado seeking a judgment that the assignment was valid.
Rodime  filed  a  denial and
counterclaim for patent infringement. In April 1994, the relevant claims of the Rodime patent at issue in Rodime's counterclaims were declared invalid in litigation between Rodime and another disk drive manufacturer.
The litigation between the Company and Rodime was then stayed pending an appeal by Rodime. In November 1995, the Federal Circuit affirmed the earlier court decision, and in February 1996, Rodime filed a petition with the U.S. Supreme Court requesting review of the Federal Circuit's opinion. The litigation remains stayed pending action by the Supreme
Court.

In November 1995, three separate actions (Wacholder v. Gallo, et al., Silver v. Maxtor, et al., and Barrington v. Gallo, et al.) were filed in the Court of Chancery of the State of Delaware, in and for New Castle County. Each of the foregoing actions generally alleged a breach of fiduciary duty by the Company's directors in connection with the offer to purchase the Company by Hyundai Electronics America and sought class certification, preliminary and permanent injunctive relief to prevent the acquisition, and damages and attorneys' fees. These actions were subsequently consolidated with a similar California action (Campanella
v. Maxtor, et  al.).   Thereafter,  following negotiations among counsel to
parties to the consolidated action, an agreement in principle for settlement was reached. A memorandum of understanding was executed by the parties which provided that in exchange for certain additional disclosures to the Company's shareholders regarding the circumstances of the tender offer, the foregoing actions would be settled, subject to completion of confirmatory discovery, approval by the Court of Chancery, and payment by the Company of plaintiffs' counsel fees and costs in an amount not to exceed $315,000. The Company anticipates that settlement documents will be submitted to the Court of Chancery by the end of June, 1996, and a date for hearing should be set by late summer 1996.

In March 1996, a pro se complaint was filed in the Southern District of New York by Morton Berman (Berman v. Maxtor Corporation, et al.). The complaint alleged certain claims arising out of violation of U.S. Securities law, Racketeer Influenced Corrupt Organization Act of
1970, and common law doctrines of fraud, negligence and negligent misrepresentation, against the Company and several former and current
executive officers of the Company.                                   In
April 1996, a motion for dismissal was filed on behalf of the Company and the other defendants. In June 1996, Berman filed papers opposing the motion and the Company replied. Also in June 1996, Berman filed a motion to amend his complaint and the Company opposed the motion, requesting that the court defer adjudication of Berman's motion to amend until it ruled upon the Company's motion to dismiss.

Certain other claims, including other patent infringement claims, against the Company have arisen in the course of its business. There is presently no litigation involving such claims, and the Company believes the outcome of these claims, and the claims described above, will not have a material adverse effect, if any, on the Company's financial position, results of operations or cash flows.


7.  RELATED PARTY TRANSACTIONS

In January 1996, Hyundai Acquisition, Inc. (HAI) acquired by a cash tender offer for $6.70 per share 32,044,065 shares of the Company's common
stock (the Acquisition).   With the 19,480,000 Class A shares already
owned,  HAI  owned
over 90% of the Company's outstanding voting capital. On January 11, 1996, HAI was merged into the Company in a short form merger (the Merger), and the Company became a wholly owned subsidiary of Hyundai Electronics America (HEA). Shares of common stock outstanding immediately prior to the Acquisition and Merger which were not owned by HEA or its affiliates were converted into the right to receive $6.70 in cash per share pursuant to the Merger. As of the Merger, trading of Maxtor common stock on the NASDAQ National Market was suspended. Currently, there is no public
market  for  the  Company's  equity securities.   The  Company's      5.75%
convertible subordinated  Debentures,  due
2012, remain publicly traded.

In May 1995, the Company entered into a definitive manufacturing agreement with HEI. Under the terms of the agreement, HEI manufactures Maxtor-designed hard disk drives for the Company at a site in Korea. Production at the Korean manufacturing site has commenced during the first quarter of fiscal 1997..


8.  STOCKHOLDERS' EQUITY (DEFICIT)

At the time of the Merger, the Company canceled its employee stock purchase plan and stockholder rights plan.

Stock options
Effective as of the Merger, the Company's Fiscal 1988, 1992, 1995 Stock Option Plans and the 1986 and 1996 Outside Directors Stock Option Plans terminated and were subsequently replaced by the Company's 1996 Stock Option Plan (the Plan).The Plan was approved by the Board of Directors in May 1996 and provides for a maximum of 10,272,168 shares to be reserved for grant. Options under the Plan expire ten years from the date of grant.

The Plan generally provides for non-qualified stock options and incentive stock options to be granted to eligible employees, consultants, and directors of the Company at a price not less than 85% of the fair market value at the date of grant, as determined by the Board of Directors. Any person who is not an employee may be granted only a non-qualified stock option.

Options granted under the Plan vest over a four-year period with 25% vesting at the first anniversary date of the grant date and 6.25%
each  quarter thereafter.   The  vesting schedule begins February 1, 1996
or  hiring  date, whichever is later.

The following table summarizes option activity through March 30, 1996:
- ----------------------------------------------------------------------------
                                                  Options outstanding
                                          ----------------------------------
                                Shares                  Average
(In thousands, except share    available               price per
                                                                    Aggregate
and per share amounts)         for grant    Shares       share        value
- ----------------------------------------------------------------------------
Balance at March 27, 1993      1,030,519   6,820,774   $   6.00    $  40,910
Shares reserved                1,600,000           -          -            -
Options granted               (1,566,031)  1,566,031       6.32        9,891
Options exercised                      -    (792,920)      4.24
(3,365)
Options canceled               1,742,008  (1,742,008)      5.80
(10,104)
- ----------------------------------------------------------------------------
Balance at March 26, 1994      2,806,496   5,851,877       6.38       37,332
Shares reserved                2,015,000           -          -            -
Options granted               (2,752,075)  2,752,075       4.51       12,400
Options exercised                      -  (1,112,825)      3.78
(4,209)
Options canceled               1,338,162  (1,338,162)      6.49
(8,690)
Cancellation of 1985
Stock Option Plan               (227,071)          -          -            -
- ----------------------------------------------------------------------------
Balance at March 25, 1995      3,180,512   6,152,965       5.99       36,833
Options granted               (1,940,547)  1,940,547       4.75        9,226
Options exercised                      -  (1,134,805)      4.18
(4,745)
Options canceled                 992,862    (992,862)      5.56
(5,519)
Plan shares expired             (151,886)          -          -            -
Options canceled by merger    (2,080,941) (5,965,845)      6.00
(35,795)
- ----------------------------------------------------------------------------
Balance at March 30, 1996              -           -    $     -    $       -
- ----------------------------------------------------------------------------

No shares were vested as of March 30, 1996. There were no shares outstanding subject to repurchase as of March 30, 1996, March 25, 1995
and  March   26, 1994.

The Company accounts for stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company intends to continue to apply APB No. 25 for purposes of determining net income and to adopt the pro forma disclosure requirements of SFAS No. 123 for fiscal 1997. The adoption of SFAS No. 123 is not expected to have a material effect on the financial statements of the Company.


9.  INCOME TAXES

The provision for income taxes consists of the following:
- ----------------------------------------------------------------------------
(In thousands)

                                     March 30,     March 25,     March 26,
Fiscal year ended                      1996          1995         1994
- ----------------------------------------------------------------------------
Current:
  Foreign                           $    2,526    $    2,099    $   2,798
- ----------------------------------------------------------------------------
                                         2,526         2,099        2,798
Deferred:
  Foreign                                  300           (66)        (934)
- ----------------------------------------------------------------------------
Total                               $    2,826    $    2,033    $   1,864
- ----------------------------------------------------------------------------
- -

The provision for income taxes differs from the amount computed by applying the U.S. statutory rate of 35% for fiscal years 1996, 1995 and 1994 to income (loss) before income taxes. The principal reasons for this difference are as follows:


- ----------------------------------------------------------------------------
(In thousands)                        March 30,     March 25,     March 26,
Fiscal year ended                       1996          1995          1994
- ----------------------------------------------------------------------------
- -Tax at U.S. statutory rate          $  (41,982)   $  (28,066)   $  (89,504)
Tax savings from foreign operations    (30,757)      (19,732)      (19,281)
Repatriated foreign earnings absorbed
  by current year losses                11,624        33,045        74,855
U.S. loss not providing current
  tax benefit                           27,325        32,663        14,627
Valuation of temporary differences      36,550       (17,142)       18,995
Other                                       66         1,265         2,172
- ----------------------------------------------------------------------------
Total                               $    2,826    $    2,033    $    1,864
- ----------------------------------------------------------------------------


Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes purposes. The significant components of the Company's deferred tax assets and liabilities under SFAS No. 109 are as follows:


- ---------------------------------------------------------------------------

(In thousands)                                March 30,        March 25,
Fiscal year ended                                1996             1995
- ---------------------------------------------------------------------------
Deferred tax assets:
  Inventory valuation account                $    6,956       $    9,276
  Depreciation                                    4,102            2,977
  Sales related reserves                         12,532           11,112
  Net operating loss carryforwards               99,040           87,746
  Tax credit carryforwards                       18,252           18,543
  Capitalized research and development           51,219                -
  Other                                           2,496            2,084
- ---------------------------------------------------------------------------
Total deferred tax assets                       194,597          131,738
Valuation allowance for deferred tax assets    (160,312)        (124,760)
- ---------------------------------------------------------------------------
Net deferred tax assets                      $   34,285       $    6,978
- ---------------------------------------------------------------------------


Deferred tax liabilities:
  Unremitted earnings of certain
  foreign entities                           $   34,585       $    6,978
- ----------------------------------------------------------------------------
Total deferred tax liabilities               $   34,585       $    6,978
- ----------------------------------------------------------------------------


Approximately $16,590,000 of the valuation allowance is attributable to stock options, the benefit of which will be credited to additional paid-in capital when realized.

Pretax   income   from  foreign  operations  was  approximately
$95,900,000, $62,200,000 and $61,000,000 in fiscal years 1996, 1995 and
1994, respectively. The Company currently enjoys a tax holiday for its operations in Singapore that has been extended until June 30, 1997. The net impact of this tax holiday was to decrease net loss by approximately $22,763,000 in fiscal 1996 and $15,000,000 in each of
fiscal years 1995 and 1994, respectively.   This equates  to  $0.55, $0.29
and $0.47 per share fully diluted, for fiscal years 1996, 1995 and 1994, respectively.

At March 30, 1996, for federal income tax purposes, the Company had net operating loss carryforwards of $293,000,000 which will expire beginning in fiscal year 1997 and tax credit carryforwards of approximately $18,300,000 which will expire beginning in fiscal year 1999. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. The Company determined it has undergone such an ownership change. Consequently, utilization of approximately $271,000,000 of net operating loss carryforwards and the deduction equivalent of approximately $18,300,000 of tax credit carryforwards will be limited to approximately $22,400,000 per year.

The acquisition of the Company by Hyundai, more fully described in the related party transaction footnote, resulted in the Company becoming part of the HEA consolidated group for federal income tax purposes during January 1996. As a result, the Company's loss for the post-acquisition period will be computed in accordance with a tax sharing agreement which
will be entered into between the Company  and  HEA.   The  Company has not
recorded any tax benefit in its financial statements for the amount of the post-change net operating loss to be included in the HEA consolidated income tax return.


10.  SPECIAL ITEMS AND RESTRUCTURING

In the fourth quarter of fiscal year 1995, the Company recorded a nonrecurring gain of approximately $10.0 million related to the sale of the Company's interest in Maxoptix to Kubota (see Note 3).

During fiscal year 1994, the Company experienced significant production delays with certain product lines as a result of both design and vendor problems and determined that it was unable to bring to market profitable successor products to certain existing products. The Company therefore decided to discontinue certain products and manufacturing activities, and recorded special charges amounting to $68.9 million in Cost of Revenue in
the third quarter of  fiscal year  1994.   The  charges consisted of
estimated costs associated with the termination of certain products, a reduction in manufacturing capacity, write downs of inventory and
equipment that were no longer productive, and  related future   commitments
to  third  parties.   The  charges  were  comprised   of approximately $45.4
million of inventory-related expenses, approximately $19.8 million of equipment-related expenses, and approximately $3.7 million of other
associated  expenses.   As of March 25, 1995, all actions  were
substantially completed related to the $68.9 million special charges. As of March 30, 1996, no amounts remained accrued for payments related to these special charges.

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

As of March 25, 1995, the Company completed all of its restructuring actions related to the $19.5 million restructuring charges taken in fiscal 1994. As a result of these actions, worldwide headcount was reduced by approximately 500 employees from manufacturing, research and development, sales, marketing and administrative functions and facilities space was reduced by approximately 350,000 square feet. The Company's savings from operations as a result of these actions amounted to approximately $9.0 million per quarter, beginning with the quarter ended March 26, 1994. Certain actions were completed at a cost which was slightly higher or
lower than originally estimated.  On a  net basis,   total   actual  costs
were  lower  than  originally   estimated   by approximately $0.2 million.
The net adjustment of approximately $0.2 million was recorded to Restructuring and Other during the fourth quarter of fiscal year 1995 upon completion of the Company's restructuring actions.

The following table presents a roll-forward reconciliation of the activity in the restructuring accrual balance from December 25, 1993 to March 30, 1996:

                                 Severances,   Rent and other
                                benefits and    facilities
                               other headcount-    related
(In thousands)                related charges     charges         Total
- ---------------------------------------------------------------------------
December 1993 restructuring
  charges                       $   11,769      $    7,731     $  19,500
Cash expenditures                   (8,891)         (1,744)      (10,635)
- ---------------------------------------------------------------------------
Balance at March 26, 1994           2,878           5,987         8,865
- ---------------------------------------------------------------------------



Cash expenditures                  (2,474)         (5,682)       (8,156)
Adjustments                          (404)            197          (207)
- ---------------------------------------------------------------------------
Balance at March 25, 1995      $        -      $      502     $     502
- --------------------------------------------------------------------------

Cash expenditures                       -            (502)         (502)
Adjustments                             -               -             -
- ----------------------------------------------------------------------------
Balance at March 30, 1996      $        -      $        -     $       -
- ----------------------------------------------------------------------------







11.  SUBSEQUENT EVENT (UNAUDITED)

In June 1996, the Company entered into an exchange agreement with HEA whereby HEA exchanged 600 shares of Common Stock for 58,208,955 shares of Series A Preferred Stock, $.01 par value. As of June 28, 1996, 58,208,955 shares of Series A Preferred Stock and no shares of Common Stock, $.01 par value, were issued and outstanding. As of such date, none of the outstanding shares of Series A Preferred Stock or Common Stock were held by persons other than HEA.


In   November  1994,  the  Company  formed  a  wholly-owned  subsidiary,
IMS International Manufacturing Services, Ltd., whose primary business was contract manufacturing for electronic original equipment manufacturers
(OEMs). The Company's printed circuit board (PCB) assembly plant in Hong Kong formed the foundation of the business, and a second plant was added
in  Thailand  in May  1995.   In early June 1996, the Company reorganized
all of the operations under a wholly-owed Delaware subsidiary, International
Manufacturing Services, Inc.  (IMS).   IMS  not only supplies the Company,
but a variety  of  external customers, with PCB assemblies, sub-assemblies
and fully integrated  box-build products.   In  May  1996, the Company
entered into an agreement to sell a majority interest in of IMS to certain IMS management and other investors. At completion of the transaction in June 1996, the Company received $25 million in cash and $20 million in notes from IMS, and retained a 23.5% ownership interest in IMS. Pursuant to the Agreements, the Company made various representations and warranties as to itself and IMS and has agreed to indemnify Buyer for any breaches thereof. Generally, in the event that losses from such breaches when aggregated exceed $500,000, Buyer shall be entitled to indemnification for all losses, including the first $500,000 up to a maximum total of $17,500,000, provided that tax and environmental representations are not subject to the liability limit.




REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We have audited the accompanying consolidated balance sheets of Maxtor Corporation (a wholly-owned subsidiary of Hyundai Electronics America) as of March 30, 1996 and March 25, 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended
March 30, 1996.   Our  audits  also included  the financial statement
schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxtor Corporation at March 30, 1996 and March 25,
1995, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

San Jose, California
April 25, 1996                                       ERNST & YOUNG LLP


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable





                                PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the executive officers and directors of the Company and their ages as of June 28, 1996. There are no family relationships between any director or executive officer of the Company. Executive officers serve at the discretion of the Board of Directors.


     Name             Age       Position with the Company
 Mong Hun Chung       47        Chairman of the Board
 Dr. Chong Sup Park   48        President, Chief Executive Officer and
                                Director
 Patrick Verderico    52        Executive Vice President, Chief Operating
                                 Officer
 Nathan Kawaye        43        Vice President, Chief Financial Officer
 Glenn H. Stevens     45        Vice President, General Counsel and Secretary
 Charles F. Christ    57        Director
 Charles Hill         59        Director
 Y.H. Kim             53        Director

Mong Hun Chung was elected Chairman of the Board in February 1994. Mr. Chung has been Chairman of the Board of Directors of Hyundai Electronics Industries Co., Ltd. in Korea since January 1992. He was President and Representative Director of Hyundai Electronics Industries Co., Ltd. in Korea from February 1984 to December 1991. Currently, Mr. Chung is also Vice Chairman of Hyundai
Merchant Marine Co., Ltd. and holds directorship positions on the boards of other Hyundai Business Group companies.

C.S. Park was appointed President and Chief Executive Officer of Maxtor in February 1995. Previously, Dr. Park was President and Chief Executive Officer at Axil Computer, Inc., a workstation computer manufacturer, in
Santa  Clara, California.    He  also  held  various  management  positions
with   Hyundai Electronics  Industries  Co.,  Ltd., including the  position of Senior Vice President, Semiconductor Sales and Marketing, which he held from 1990 to 1992. From 1985 to 1989, Dr. Park was President and Chief Executive Officer of Hyundai Electronics America.

Patrick  Verderico joined the Company as Executive Vice President  and
Chief Operating  Officer  in  April  1996.  Before joining  Maxtor,  he  was
Chief Financial Officer and Vice President, Finance and Administration, for Creative Technology from January 1994 until April 1996. From October 1992 to January 1994, Mr. Verderico was Vice President, Finance and Administration, and Chief Financial Officer of Cypress Semiconductor. He was Senior Vice President of Technology Solutions Company, a management consulting firm, from June 1992 to October 1992. From July 1989 to May 1992, he was a management consulting partner with Coopers & Lybrand. Mr. Verderico is also a director of Catalyst Semiconductor and Micro Component Technology.

Nathan Kawaye joined the Company as Vice President, Finance and Financial Planning & Analysis in November 1991. In October 1994, Mr. Kawaye was appointed Vice President, Finance and Corporate Controller. In April 1995, Mr. Kawaye was named Vice President, Finance, Corporate
Controller and  Chief Accounting  Officer.   In  February   1996,  Mr.
Kawaye was appointed Vice President, Finance and Chief Financial Officer. Prior to joining the Company, he served as vice president, finance & administration and chief financial officer of Sigma Circuits Incorporated, a printed circuit board manufacturer, from May 1989 to October 1991.

Glenn H. Stevens joined the Company as Vice President, General Counsel and Secretary in June 1994. From August 1992 to May 1994, Mr. Stevens had a private law practice. From 1979 to August 1992, he held various positions within the legal department at U S West, Inc., a telecommunications products and services provider, including chief counsel and secretary for its research and development organization and chief intellectual property counsel for the family of U S West companies.

Charles F. Christ has been Vice President and General Manager of the Components Division of Digital Equipment Corporation since July 1994. Prior to joining Digital Equipment Corporation, Mr. Christ was a senior partner with the management consulting group of Coopers & Lybrand from 1989 to 1990. Previously, he was President and Chief Executive Officer of Digital Sound Corporation, a telecommunications voice processing company, from 1986 to 1988.

Charles Hill has been a Senior Research Fellow at the Hoover Institution since 1989. From 1982 to 1989, he served as Chief of Staff of the U.S. State Department and Executive Assistant to former U.S. Secretary
of State  George P.  Shultz.   Mr. Hill at present is Diplomat-in-Residence
at Yale University and Special Consultant to the Secretary General of the United Nations.

Y. H. Kim has been Chief Executive Officer and President of Hyundai Electronics America and a member of its Board of Directors since
1990.   Mr. Kim  also  holds directorship positions on the boards of Symbios
Logic  Inc., TV/COM International, Inc., and Hyundai Semiconductors America.

In June 1996, the Board of Directors appointed Dr. Park to the newly-created position of Vice Chairman to the Board of Directors, and appointed Michael R. Cannon to the position of President, Chief Executive Officer and Director, both effective July 1, 1996.


Item 11.      DIRECTORS AND EXECUTIVE COMPENSATION

DIRECTORS
During fiscal 1996, non-employee members of the Board of Directors of the Company received the following compensation: (i) $22,000 per year; (ii) $2,000 per year for service as a committee chairperson; (iii) $1,500 per board meeting; (iv) $1,000 per committee meeting; and (v) nonqualified stock options pursuant to the Company's 1986 and 1996 Outside Directors Stock Option Plans.

EXECUTIVE COMPENSATION
The following table sets forth compensation paid to the Company's Chief Executive Officer, the Company's other three executive officers whose total salary and bonus exceeded $100,000 at the end of fiscal 1996, and two other persons who served as executive officers of Maxtor during a portion of fiscal 1996, whose total salary and bonus exceeded $100,000.

                       SUMMARY COMPENSATION TABLE
                       Annual Compensation                 Long-Term
                 ------------------------------           Compensation
                                                             Awards
                                                          ------------
                                           Other Annual           All Other
     Name and       Fiscal  Salary   Bonus  Compensation  Options
                                                                  Compensation
Principal Position   Year      $       $        ($)      (Shares #)  ($) (15)
- ------------------  ------  ------   -----  -----------  ----------  --------

C. S. Park (1)       1996   400,005      -          -           -       2,046
President and Chief  1995    73,289(7)   -          -     505,000(13)       -
Executive Officer    1994         -      -          -      15,000(13)       -

Richard D. Balanson
           (2)       1996   351,596      -     207,475(12)  60,000      2,080
Exec. Vice President 1995   202,795  176,292(8)      -     300,000         50
and Chief Technical  1994         -      -           -           -          -
Officer

Nathan Kawaye (3)    1996   189,799      -           -      40,000      1,580
Vice President and   1995   166,578    5,277         -      11,666        260
Chief Financial
Officer              1994   161,004   14,303         -      10,041        260

Glenn H. Stevens (4) 1996   185,771      -           -      40,000        195
Vice President,
General Counsel      1995   138,753      -           -      60,000        190
and Secretary        1994         -      -           -           -          -

Non-Continuing
Executive Officers

Katherine C. Young
          (5)        1996   228,059      -      45,496(9)   40,000
115,000(11)
Sr. Vice President,  1995   147,830  205,566(10)     -     120,000          -
Strategic Materials, 1994         -      -           -           -          -
Services and Logistics

Rick R. Brantmeyer
          (6)        1996   144,228   50,000(14)     -     100,000     1,595
Sr. Vice President,  1995         -      -           -           -         -
Marketing and 1994   1994         -      -           -           -         -
Worldwide Sales

- --------------------


(1) Dr. Park was appointed President and Chief Executive Officer in February 1995; previously, Dr. Park was a director, elected to the Company's Board of Directors in February 1994.

(2)   Dr. Balanson's employment with the Company terminated in June 1996.

(3) Mr. Kawaye joined the Company as Vice President, Finance and Financial Planning & Analysis in November 1991. In February 1996, Mr. Kawaye was appointed Vice President, Finance and Chief Financial Officer.

(4) Mr. Stevens joined the Company as Vice President, General Counsel and Secretary in June 1994.
(5)   Ms. Young's employment with the Company terminated in February 1996.
(6)   Mr. Brantmeyer's employment with the Company terminated in June 1996.
(7) Includes $31,750 which represents payment for director fees for Dr. Park's service as an outside director prior to his election as President and Chief Executive Officer in February 1995.

(8) Represents bonus in the amount of $176,292 paid in accordance with the Company's offer letter to Dr. Balanson.

(9)   Includes $45,496 in relocation reimbursements paid in fiscal 1996.

(10) Represents bonus in the amount of $205,566 paid in accordance with the Company's offer letter to Ms. Young.

(11) Represents a $115,000 payment to Ms. Young pursuant to the terms of an oral agreement between Ms. Young and the Company as of February 29,1996 pursuant to which Ms. Young left the Company's employment.

(12)  Represents $207,475 of relocation reimbursements paid in fiscal 1996.

(13) Includes options for 15,000 and 5,000 shares granted under the 1986 Outside Directors Plan and an option for 500,000 shares granted under the 1995 Stock Option Plan upon Dr. Park's appointment as Chief Executive Officer in February 1995.

(14) Represents bonus in the amount of $50,000 paid in accordance with the Company's offer letter to Mr. Brantmeyer.

(15) The amounts shown in this column, unless otherwise indicated, represent the Company's annual contributions to the Maxtor Savings Retirement Plan,a 401(k) plan. All U.S. employees are eligible to participate in this Plan.

Agreements with Non-Continuing Executive Officers
- -------------------------------------------------

On February 29, 1996, pursuant to the terms of an oral agreement with Katherine C. Young (the "Young Agreement"), Ms. Young resigned from her position as Senior Vice President, Strategic Materials, Services, Logistics and from her employment with Maxtor effective February 29, 1996.

On June 7, 1996, Maxtor entered into a Confidential Resignation Agreement
and General   Release  of  Claims  with  Richard  D.  Balanson   (the
"Balanson Agreement"). Pursuant to the Balanson Agreement, Mr. Balanson resigned from his position as Executive Vice President and Chief Technical Officer and from his employment with Maxtor effective June 7, 1996. In exchange for his release of all claims against Maxtor, Maxtor agreed to provide Mr. Balanson with the following benefits: (i) payment of $275,000.00 over a six-month period; (ii) continuation of health benefits for a three-month period after June 7, 1996; and (iii) outplacement services.

On June 7, 1996, Maxtor entered into a Confidential Resignation Agreement
and General   Release  of  Claims  with  Rick  R.  Brantmeyer  (the
"Brantmeyer Agreement").   Pursuant to the Brantmeyer Agreement, Mr.
Brantmeyer resigned from his position as Senior Vice President, Marketing and Sales, and from his employment with Maxtor effective June 7, 1996. In exchange for his release of all claims against Maxtor, Maxtor agreed to provide Mr. Brantmeyer with the following benefits: (i) payment of $125,000 over a six-month period; (ii) continuation of health benefits for a three-month period after June 7, 1996; and (iii) outplacement services.


                 STOCK OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information with respect to stock options granted in fiscal 1996 to each of the executive officers named in the Summary Compensation Table:

                              Individual Grants            Potential
                                                             Realizable Value
                                                             at Assumed
                          % of Total                      Annual Rates of
Stock
                            Options                      Price Appreciation
for
                Number of  Granted to  Exercise              Option Term  (2)
               Options  Employees in  Price Share  Expiration----------------
Name           Granted(1)  Fiscal Year  Per Share    Date       5%       10%
- ----           ---------   -----------  ----------  ---------   ---      ---
C. S. Park           -           -          -           -         -       -
Richard D.
  Balanson       60,000        3.09%      $4.75    08/22/05  $179,235 $528,138

Nathan Kawaye    40,000        2.06%     $4.75     08/22/05  $119,490 $302,811

Glenn H.
Stevens         40,000        2.06%      $4.75     08/22/05  $119,490 $302,811

Non-Continuing
Executive Officers

Katherine C.
Young           40,000        2.06%      $4.75     08/22/05  $119,490 $302,811

Rick R.
Brantmeyer     100,000        5.15%      $4.25     08/01/05  $267,280 $677,340



(1) Unless otherwise indicated, all options were granted under the Company's Fiscal 1995 Stock Option Plan ("Stock Option Plan"). Options were immediately exercisable and vest monthly over a four-year period as determined by the Board of Directors in its sole discretion. Unvested options were subject to repurchase by the Company. The Board retains discretion to modify the terms, including the price of outstanding options.

(2) Potential realizable value is based on an assumption that the market price of the stock appreciates at the stated rate, compounded annually, from the date of grant to the expiration date. These values are calculated on requirements promulgated by the Securities and Exchange Commission. Effective as of the January 11, 1996 Merger with HEA, the Company's Common Stock is no longer publicly traded.



 Aggregated OPTION EXERCISES IN LAST FISCAL YEAR AND Fiscal Year-End Option
                                   Values

     The following table sets forth information regarding year-end stock option values for each of the executive officers named in the Summary Compensation Table for fiscal 1996:

                                                                  Value of
                                             Number of         Unexercised
                                             Unexercised       In-the-Money
                                             Options at        Options at
                                         Fiscal Year End(1)  Fiscal Year
                   End(1) Number of
                    Shares       Value       Exercisable/       Exercisable/
Name              Exercised(2)  Realized(3)  Unexercisable     Unexercisable
- ------            -----------   ----------   -------------     ------------

C. S. Park           520,000   $ 1,024,000          -                -

Richard D. Balanson  360,000   $   664,500          -                -

Nathan Kawaye        111,707   $   193,454          -                -

Glenn H. Stevens     100,000   $   161,250          -                -

Non-Continuing
Executive Officers

Katherine C. Young   160,000   $   293,250          -                -

Rick R. Brantmeyer   100,000   $   245,000          -                -

- -------------------


(1)  Effective  as of the Merger with Hyundai Electronics America (HEA), the Company's Fiscal 1988, 1992, 1995 Stock Option Plans and the 1986 and 1996 Outside Directors Stock Option Plans terminated. Immediately prior to the merger date, vesting of all options was accelerated to 100%. Shares of each outstanding option were immediately canceled and a net payment of $6.70 per share less the exercise price per share was issued. There were no options outstanding at fiscal year ended March 30, 1996 by executive officers named in the Summary Compensation Table.

(2)  These   amounts  represent  the  number  of  option  share
     outstanding immediately prior to the Merger, subsequent to the acceleration of all unvested option shares, which were canceled pursuant to the terms of the Agreement and Plan of Merger with HEA in lieu of a cash payment of $6.70 per share less the exercise price per share.

(3) These amounts represent the cash payments disbursed for options canceled pursuant to the terms of the Agreement and Plan of Merger with HEA, calculated as the difference between $6.70 per share and the exercise price per share times the number of the stock options outstanding on the date of the Merger.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


In June 1996, the Company entered into an exchange agreement with HEA whereby HEA exchanged 600 shares of Common Stock for 58,208,955 shares of Series A Preferred Stock, $.01 par value. As of June 28, 1996, 58,208,955 shares of Series A Preferred Stock and no shares of Common Stock, $.01 par value, were issued and outstanding. As of such date, none of the outstanding shares of Series A Preferred Stock or Common Stock were held by persons other than HEA.

In January 1996, Hyundai Acquisition, Inc. (HAI) acquired by a cash tender offer for $6.70 per share 32,044,065 shares of the Company's common
stock (the Acquisition).   With the 19,480,000 Class A shares already
owned, HAI owned over 90% of the Company's outstanding voting capital. On January 11, 1996, HAI was merged into the Company in a short form merger (the Merger), and the Company became a wholly owned subsidiary of Hyundai Electronics America (HEA). Shares of common stock outstanding immediately prior to the Acquisition and Merger which were not owned by HEA or its affiliates were converted into the right to receive $6.70 in cash per share pursuant to the Merger. As of the Merger, trading of Maxtor common stock on the NASDAQ National Market was suspended. Currently, there is no public market for the Company's equity
securities.   The  Company's  5.75% convertible subordinated  Debentures, due
2012, remain publicly traded.

The  Agreement  and Plan of Merger was filed as an exhibit  to  the
Company's
Schedule 14D-9, as amended. See the Company's Schedule 14D-9 for further information concerning the tender offer and merger.
For stock options issued to Directors and Officers under the 1996 Stock Option Plan, see Item 11: Directors and Executive Compensation on page 41.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


For information concerning related party financing arrangements with HEA, refer to Part II, Item 8, Footnotes to Consolidated Financial Statements, Footnote 5, page 31.

For information concerning severance arrangements with officers of the Company, refer to Part III, Item 11, Director and Executive Compensation, page 41.

In May 1995, the Company entered into a manufacturing and purchase agreement pursuant to which HEI manufactures Maxtor-designed hard disk
drives  for  the Company.   The additional manufacturing capacity provided
by HEI supplements the Company's production capacity at its manufacturing plant in Singapore, and the two companies intend to participate in an ongoing exchange of technology to enable HEI to assume a leadership
role  in  disk  drive manufacturing   and  to  enable  Maxtor  to  obtain
high-quality,   low-cost manufacturing capacity.

On  November 2, 1995, the Company's Board of Directors approved an
Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Hyundai Acquisition, Inc. ("HAI"), and HEA. On November 8, 1995, HAI commenced a tender offer for all outstanding shares of the Company for a purchase price of $6.70 per share. Upon expiration of the tender offer on January 5, approximately 94% of the outstanding shares of the Company had been tendered and accepted for payment by HAI. Accordingly, on January 11, 1996, the merger of HAI into the Company was effected under Delaware General
Corporation Law and pursuant to the terms of the Merger Agreement, and the Company became a wholly-owned subsidiary of HEA.

It is the Company's policy to enter into indemnification agreements with its officers and directors, (the "Agreements"). Pursuant to the Agreements, the Company has agreed to indemnify its officers and directors to the maximum extent permitted under Delaware law.

                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements under Item 8 on page 21 of this report.


     (2) Exhibits
         See Index to Exhibits on pages 50 to 61 hereof.
(b)  Reports on Form 8-K
         Item 2. Disposition of International Manufacturing Services, Incorporated, and Item 7. Financial Statements and Exhibits, filed June 28, 1996 (event: June 13, 1996)


                               UNDERTAKING

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



                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 26th day of June, 1996.

                                               MAXTOR CORPORATION
                                                  (Registrant)

                                          By   /s/ Chong Sup Park
                                            --------------------------------
                                             Dr. Chong Sup Park
                                             President, Chief Executive
                                             Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                     Date
- -----------                      -------                   -------

/s/ Chong Sup Park           President, Chief Executive     June 26,1996
- --------------------------   Officer, Director
Dr. Chong Sup Park

/s/ Nathan Kawaye            Vice President, Finance,       June 26, 1996
- --------------------------   Chief Financial Officer
Nathan Kawaye

/s/ Mong Hun Chung           Chairman of the Board          June 26, 1996
- --------------------------
Mong Hun Chung

/s/ Charles Hill             Director                       June 26, 1996
- --------------------------
Charles Hill

/s/ Charles F. Christ        Director                       June 26, 1996
- --------------------------
Charles F. Christ

/s/ Y. H. Kim                Director                       June 25, 1996
- --------------------------
Y. H. Kim





                           MAXTOR CORPORATION


                                                                  SCHEDULE
                      II VALUATION AND QUALIFYING ACCOUNTS



                             (In thousands)


                       Allowance for Doubtful Accounts
- -----------------------------------------------------------------------------

                                Additions
                  Balance at       Charged to                     Balance at
                  Beginning        Cost and      Deductions/        End of
Year Ended       of Period        Expenses     (Recoveries)        Period
                                                      [1]
- ---------------------------------------------------------------------------
March 30, 1996      $3,850         $1,232          $(114)          $5,196

March 25, 1995       3,653          1,092            895            3,850

March 27, 1994       4,190            253            790            3,653





      [1]    Uncollectible accounts written off, net of recoveries



                                   S-1











































                            INDEX TO EXHIBITS
                                                        Sequentially
Exhibit No. Description                              Numbered Pages


2.1      (31)   Agreement and Plan of Merger dated November 2,
          1995 between Registrant, Hyundai Electronics America and Hyundai Acquisition, Inc.

3.1      (6)   Certificate of Incorporation

3.2      (8)   Certificate of Amendment of Certificate of
          Incorporation of Maxtor Corporation, dated December
          23, 1987

3.3      (8)   By-Laws as amended July 21, 1987

3.4      (21)   Amended and Restated By-Laws of Maxtor
         Corporation, A Delaware Company, effective February 3,
          1994

3.5      (21)   Restated Certificate of Incorporation of Maxtor
          Corporation effective February 3, 1994

3.6            Amended and Restated Certificate of Incorporation
          of Maxtor Corporation, dated June 6, 1996       66 - 72

3.7            Amended and Restated By-Laws, effective May 14,
          1996                                            73 - 86

4.1       (3)   Form of Certificate of Shares of Registrant's
          Common Stock

4.2      (7)   Maxtor Corporation Rights Plan

4.3      (22)   Amendment to Rights Agreement between
          Registrant and the First National Bank of Boston, dated September 10, 1993

4.4      (32)   Amendment No. 2 to Rights Agreement between Registrant and the
          First National
               Bank of Boston, dated November 2, 1995.

10.1      (1)   Omnilease Corporation Master Lease Agreement
          No. 300362, dated as of January 14, 1983 and addenda thereof

10.2      (1)   Lease Agreement between Orchard Investment
          Company No. 801, formerly Nelo, a California general partnership and Registrant, dated March 23, 1984

10.3      (1)   Lease Commitment between Walter E. Heller
          &
          Company and Registrant, dated as of March 11,
          1985

10.4      (1)   Stock Purchase Agreement between Steven P.
          Kitrosser and Registrant, dated May 21, 1985

10.5      (1)   Stock Purchase Agreement between James
          McCoy
          and Registrant, dated May 21, 1985

10.6      (1)   Equipment Lease Agreement between Pacific
          Western (formerly Pacific Valley) Bank and
          Registrant, dated June 26, 1985

10.7      (1)   Continuing Guaranty between Maxtor
          Singapore
          Limited and Bank of America N.T. & S.A., dated July
          27, 1985
10.8      (9)   Lease Agreement between John Arrillaga,
          Separate Property Trust, Richard T. Perry, Separate Property Trust and Registrant, dated August 27, 1986

10.9      (3)   Marketing and Distribution Agreement between
          Ricoh Company, Ltd. and Registrant, dated October
          14, 1986

10.10     (3)   Land Lease Agreement between Housing and
          Development Board, Singapore and Maxtor Singapore
          Limited, dated December 22, 1986

10.11     (3)   Indenture dated February 16, 1987

10.12     (8)   Stock Bonus Plan and Cash Bonus Plan between
          Storage Dimensions, Inc. and Registrant dated June
          15, 1987

10.13     (8)   Merger Agreement between MAXSUB II, Inc., and
          Storage Dimensions, Inc. dated October 26, 1987

10.14     (3)   1986 Outside Directors' Stock Option Plan

10.15     (3)   Commitment from Union Bank to Registrant
          regarding letters of credit for the benefit of the officers and directors of the Registrant

10.16     (4)   Agreement and Plan of Reorganization

10.17     (9)   Revised Equipment Lease Agreement between
          Capital Associates International, Inc. and
          Registrant, dated September 28, 1988

10.18     (9)   Credit Agreement between Bank of America
          National Trust and Savings Association and
          Registrant, dated October 18, 1988

10.19     (9)   Equipment Lease Agreement between Pitney
          Bowes
          Credit Corporation and Registrant, dated November
          2, 1988

10.20     (9)   Equipment Lease Agreement between Concord
          Leasing
          (Asia) Pte Ltd. and Maxtor Singapore, Limited, dated
          November 16, 1988

10.21     (9)   Lease Agreement between Maxtor Singapore,
          Limited and Jurong Town Corporation, dated November
          16, 1988

10.22     (9)   Lease Agreement between Greylands Business Park
          Phase II and Storage Dimensions, Inc., dated December
          14, 1988

10.23     (8)   Stock Purchase Agreement among Registrant,
          Storage Dimensions, Inc., David A. Eeg, Gene E.
          Bowles, Jr., David P. Williams and David Lance
          Robinson

10.24     (8)   Fiscal 1988 Stock Option Plan

10.25     (8)   Employee Stock Purchase Plan

10.26     (8)   Dual Currency Loan Agreement between Maxtor
          Singapore Limited, Maxtor Delaware, Maxtor
          California and American Express Bank Limited
10.27     (8)   Amended and Restated Fiscal 1985 Stock Option
          Plan, including the Immediately Exercisable
          Incentive Stock Option Agreement and the Immediately Exercisable Nonqualified Stock Option Agreement

10.28     (9)   Loan Agreement between Probo Pacific Pte Ltd.
          and Maxtor Singapore Limited, dated March 20, 1989

10.29     (9)   Loan Agreement between Concord Leasing (Asia)
          Pte, Ltd. and Maxtor Singapore Limited, dated April
          14, 1989

10.30     (10)   Product Discontinuance Agreement between
          Matsushita Communication Industrial Co., Ltd. (MCI) and Registrant, dated August 23, 1989

10.31     (10)   Equipment Lease Agreement between Capital
          Associates International, Inc. and Registrant, dated
          October 17, 1989

10.32     (10)   Maxoptix Corporation 1989 Stock Option Plan

10.33     (9)   Forms for Promissory Note and Amended and
          Restated Promissory Note

10.34     (10)   Amended and Restated Credit Agreement between
          Bank of America National Trust and Savings
          Association and Registrant, dated
          January 31, 1990

10.35     (10)   Amendment to Lease Agreement between Orchard
          Investment Company No. 801, formerly Nelo, a
          California general partnership, and Registrant, dated February 15, 1990

10.36     (10)   Sublease Agreement between RACAL-VADIC, a
          Division of Racal Data Communications, Inc.
          ("Sublessor"), and Storage Dimensions, Inc.
          ("Sublessee"), dated February 16, 1990

10.37     (10)   Collateral Sharing and Subordination
          Agreement
          between Registrant and Standard Chartered Bank, dated April 5, 1990

10.38     (10)   Loan and Security Agreement between
        Registrant
        and MiniScribe Corporation, dated April 5, 1990

10.39     (11)   Agreement for the Sale and Purchase of Shares
          in Tratford Pte. Ltd. between the Registrant,
          MiniScribe Peripherals (Pte) Ltd. and certain
          Individuals, dated May 8, 1990

10.40     (11)   Agreement for the Sale and Purchase of Shares
          in
          Silkmount Limited between MaxSub Corporation,
          Silkmount Limited and certain Individuals, dated May
          18, 1990

10.41     (11)   Assignment of Debt between Registrant,
          MiniScribe (Hong Kong) Limited and certain
          Individuals, dated May 18, 1990

10.42     (10)   Asset Purchase Agreement between Registrant,
          MiniScribe Corporation and Standard Chartered Bank, dated May 30, 1990

10.43     (14)   License Agreement with Rodime PLC, dated
          December 8, 1987 assigned to Registrant on June 29,
          1990

10.44     (14)   Patent Cross License Agreement with IBM dated
          October 1, 1984 assigned to Registrant effective June
          30, 1990

10.45     (14)   Lease Agreement between MiniScribe Corporation
          and 345 Partnership dated June 6, 1990, assigned to the Registrant effective June 30, 1990

10.46     (14)   Lease Agreement between Maxtor Colorado and
        Pratt Partnership (Lot 1A), dated July 5, 1990

10.47     (14)   Lease Agreement between Maxtor Colorado and
        Pratt Partnership (Lot 1C), dated July 5, 1990

10.48     (14)   Lease Agreement between Maxtor Colorado and
         Pratt Partnership (Lot 4), dated July 5, 1990

10.49     (14)   Agreement for the Purchase of Land and
          Improvements between Registrant and Nixdorf, dated
          August 16, 1990

10.50     (15)   Grant Agreement dated 25 October 1990 between
          the Industrial Development Authority, Maxtor Ireland
          Limited and Registrant

10.51     (12)   Amendment of Agreement between Registrant,
        Maxtor Colorado, Maxtor California and Standard
          Chartered Bank, dated November 6, 1990

10.52     (14)   Guarantee for Dastek between Registrant,
          Dastek
          and Silicon Valley Bank, dated November 30, 1990

10.53     (10)   Judgment, William Lubliner vs. Maxtor
          Corporation, James M. McCoy, William J. Dobbin, B.J.
          Cassin, W. Charles Hazel and George M. Scalise

10.54     (10)   Settlement Agreement, William Lubliner vs.
          Maxtor Corporation, et al

10.55     (10)   Fiscal 1991 Profit Sharing Plan Document

10.56     (10)   Board of Director Compensation Approved for
          Fiscal 1991

10.57     (14)   Resignation Agreement and General Release of
          Claims between Alexander E. Malaccorto and the
          Registrant, dated January 11, 1991

10.58     (14)   Employment Agreement between James M. McCoy
          and
          Registrant, dated January 17, 1991

10.59     (14)   Resignation Agreement and General Release of
          Claims between James N. Miler and the Registrant, dated January 20, 1991

10.60     (14)   Letter Agreement between George Scalise and
          the
          Registrant, dated February 22, 1991

10.61     (14)   Resignation Agreement and General Release of
          Claims between Steven Strain and the Registrant, dated February 22, 1991

10.62     (14)   Foothill Capital Credit Facility between
          Registrant, Certain of its Subsidiaries and Foothill
          Capital Corporation, dated April 22, 1991

10.63     (14)   Employment Agreement between Laurence
          Hootnick
          and Registrant, dated May 3, 1991

10.64     (14)   Employment Agreement between Roger Nordby and
          Registrant, dated May 7, 1991

10.65     (14)   Employment Agreement between Thomas F.
          Burniece
          and the Registrant, dated May 12, 1991

10.66     (15)   Amendment of the Registrant's Continuing
          Guarantee in favor of Foothill Capital Corporation, dated July 10, 1991

10.67     (15)   Settlement, Resignation and General Release
          of
          Claims between Registrant and Taroon C. Kamdar, dated August 2, 1991

10.68     (15)   Amendment of Registrant's Continuing
          Guarantee
          in favor of Foothill Capital Corporation, dated
          August 9, 1991

10.69     (15)   Amendment No. 1 to Lease by and between John
          Arrillaga, Trustee, and Richard T. Peery, Trustee, and Registrant, dated August 23, 1991

10.70     (15)   Amendment of Registrant's Continuing
          Guarantee
          in favor of Foothill Capital Corporation, dated
          September 20, 1991

10.71     (13)   Amendment of Agreement between Registrant,
          Maxtor Colorado, Maxtor California and Standard
          Chartered Bank, dated December 27, 1990, and further amended July 26, 1991 and October 4, 1991

10.72     (15)   Lease Agreement between Registrant and Devcon
          Associates 31, dated December 6, 1991

10.73     (15)   Deed of Partial Discharge and Release between
          Barclays Bank PLC and Maxtor Singapore Limited, dated December 19, 1991

10.74     (15)   Agreement for Purchase and Sale of Assets
          among
          Registrant, Read-Rite International, Read-Rite
          Corporation and Maxtor Singapore Limited, dated
          November 14, 1991, and amended December 20, 1991

10.75     (15)   Asset Purchase Agreement among Registrant,
          Storage Dimensions, Inc. and USD Acquisition, Inc., dated December 27, 1991

10.76     (15)   Resignation Agreement and General Release of
          Claims between Registrant and David S. Dury, dated
          January 31, 1992

10.77     (15)   Sublease between Registrant and Hauser
          Chemical
          Research, Inc., dated March 23, 1992

10.78     (15)   First Amendment to Lease Agreement between
          PCA
          San Jose Associates and Registrant, dated March 25,
          1992

10.79     (15)   Asset Purchase Agreement among Registrant,
          Maxtor Singapore LTD., and Sequel, Inc., dated March
          12, 1992, and amended March 25, 1992

10.80     (5)   Fiscal 1992 Stock Option Plan

10.81     (15)   Form of Indemnity Agreement between the
          Registrant and each of its Directors and Executive
          Officers

10.82     (15)   Maxtor/Sequel 8K/Panther Subcontract
          Manufacturing and Warranty Services Agreement, dated
          March 23, 1992

10.83     (15)   Maxtor Corporation 1992 Employee Stock
          Purchase
          Plan

10.84     (15)   Maxtor Corporation 1991 Employee Stock
          Purchase
          Plan

10.85     (15)   Maxtor Corporation FY'93 Incentive Plan
          Summary

10.86     (15)   Fiscal 1992 Profit Sharing Plan Document

10.87     (17)   Security Agreement between Registrant and
          Chrysler Capital Corporation, dated April 14, 1992

10.88     (17)   Subordination, Non-Disturbance, Estoppel and
          Attornment Agreement between Loma Mortgage USA, Inc.
          and Registrant, dated June 4, 1992

10.89     (17)   Office Lease between Cabot Associates and
          Registrant, dated July 23, 1992

10.90     (17)   Revolving Credit Agreement among Registrant,
          Barclays Bank PLC and The First National Bank of
          Boston, dated as of September 9, 1992

10.91     (17)   Security Agreement between Registrant and the
          CIT Group/Equipment Financing, Inc., dated September
          18, 1992

10.92     (17)   Deed of Priorities among Maxtor (Hong Kong)
          Limited, Registrant and General Electric Capital
          Corporation, dated September 25, 1992

10.93     (17)   Lease among Dares Developments (Woking)
          Limited,
          Maxtor Europe Limited and Registrant, dated October
          1992

10.94     (16)   Stock Purchase and Asset Acquisition Agreement
          among David A. Eeg, Gene E. Bowles, Jr., CP
          Acquisition, L.P. No. 4A, CP Acquisition, L.P. No.
          4B, Capital Partners, Inc., FGS, Inc., Registrant,
          Storage Dimensions, Inc. and SDI Acquisition
          Corporation, dated December 4, 1992

10.95     (17)   Loan and Security Agreement between Registrant
          and Household Bank, f.s.b., dated December 11, 1992

10.96     (17)   Global Master Rental Agreement between
         Comdisco,
         Inc. and Registrant, dated December 16, 1992

10.97     (17)   Amendment No. 1 to Lease between Devcon
          Associates 31 and Registrant, dated December 21, 1992

10.98     (17)   Continuing Guaranty among Maxtor Peripherals
          (S)
          Pte., Ltd., Barclays Bank PLC and Registrant, dated
          January 26, 1993

10.99     (17)   Amendment No. 2 to Lease between Devcon
          Associates 31 and Registrant, dated February 1, 1993

10.100    (17)   Instrument of Resignation, Appointment and
          Acceptance among Registrant, The First National Bank of Boston and Bank of America National Trust and
          Savings, dated as of March 22, 1993

10.101    (17)   Waiver and First Amendment to Credit Agreement
          among Registrant, Barclays Bank PLC and the First
          National Bank of Boston, dated as of April 16, 1993

10.102    (17)   Waiver and First Amendment to Continuing
          Guaranty Among Registrant, Barclays Bank PLC and the
          Lenders dated as of April 19, 1993

10.103    (17)   Security Agreement between Registrant and
          Barclays Bank PLC, dated April 16, 1993

10.104    (17)   Lease Agreement between Registrant and Pratt
          Partnership, dated April 30, 1993

10.105    (17)   Agreement for Stock Transfer Services between
          Registrant and The First National Bank of Boston, dated May 6, 1993

10.106    (17)   Maxtor Corporation CY93 Profit Sharing Plan

10.107    (17)   Maxtor Corporation Management Incentive Plan
          for
          CY93

10.108    (18)   Production Agreement between International
          Business Machines Corporation and Registrant, dated
          July 27, 1993 (with certain information deleted and indicated by blackout text)

10.109    (19)   Letter of Intent between Registrant and
         Hyundai
         Electronics Co., Ltd., dated August 18, 1993

10.110    (20)   Financing Agreement between Registrant and The
          CIT Group/Business Credit, Inc., dated September 16,
          1993

10.111    (21)   Form Letter Agreement between Registrant and
          All
          of Its Named Executive Officers, except Laurence
          Hootnick, dated November 17, 1993

10.112    (21)   Waiver to Financing Agreement among Registrant
          and The CIT Group/Business Credit, Inc., dated
          January 12, 1994

10.113    (21)   Stock Purchase Agreement between Registrant
          and
          Hyundai Electronics Industries Co., Ltd., Hyundai Heavy Industries Co., Ltd., Hyundai Corporation, and Hyundai Merchant Marine Co., Ltd., dated September 10, 1993

10.114    (22)   Confidential Resignation Agreement and General
          Release of Claims between Registrant and Thomas F.
          Burniece III, dated February 4, 1994

10.115    (22)   License Agreement between Registrant and
          MiniStor Peripherals Corporation, dated February 23,
          1994

10.116    (22)   Confidential Resignation Agreement and General
          Release of Claims between Registrant and John P.
          Livingston, dated April 8, 1994

10.117    (22)   Tenancy Agreement between Barinet Company
          Limited and Maxtor (Hong Kong) Limited, dated April
          26, 1994

10.118    (23)   Confidential Resignation Agreement and General
          Release of Claims between Registrant and Laurence R.
          Hootnick, dated June 14, 1994

10.119    (23)   Confidential Resignation Agreement and General
          Release of Claims between Registrant and Mark
          Chandler, dated June 28, 1994

10.120    (24)   Amendment No.2 to Lease between John Arrillaga
          &
          Richard T. Peery and Registrant, dated June 28, 1994

10.121    (24)   Amendment No. 3 to Lease between Devcon
          Associates 31 and Registrant, dated June 28, 1994

10.122    (24)   Confidential Resignation Agreement and General
          Release of Claims between Registrant and Skip
          Kilsdonk, dated September 7, 1994

10.123    (24)   Confidential Resignation Agreement and General
          Release of Claims between Registrant and Sallee
          Peterson, dated September 23, 1994

10.124    (24)   Waiver to Financing Agreement among Registrant and The
          CIT
           Group/Business Credit, Inc., dated October 11, 1994

10.125    (24)   Amendment No. 1 to Financing Agreement between
          Registrant and The CIT Group/Business Credit, Inc., dated October 31, 1994

10.126    (27)   License agreement between Registrant and NEC
          Corporation,dated October 18, 1994

10.127    (27)   Lease Agreement for Premises Located at 1821 Lefthand
          Circle, Suite D, between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994

10.128    (27)   Lease Agreement for Premises Located at 1841 Lefthand
          Circle between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994

10.129    (27)   Lease Agreement for Premises Located at 1851 Lefthand
          Circle between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994

10.130    (27)   Lease Agreement for Premises Located at 2121 Miller
          Drive
          between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994

10.131    (27)   Lease Agreement for Premises Located at 2190 Miller
          Drive
          between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994

10.132    (27)   Confidential Resignation Agreement and General Release
          of
          Claims between Registrant and Patricia M. Roboostoff, dated November 30, 1994

10.133    (27)   Stock Purchase Agreement between Registrant, Maxoptix
          Corporation and Kubota Electronics America Corporation, dated December 26, 1994

10.134    (28)   Confidential Resignation Agreement and General Release of
          Claims between Registrant and Larry J. Smart, dated Feburuary 7,
          1995

10.135    (28)   Lease Agreement by and between 345 Partnership and
          Registrant, dated February 24, 1995

10.136    (28)   Lease Agreement for Premises Located at 1900 Pike Road,
          Suite A Longmont, CO, between Registrant as Tenant and Pratt Land Limited Liability Company as Landlord, dated February 24, 1995

10.137    (28)   Lease Agreement for Premises Located at 2040 Miller Drive
          Suite A, B, & C between Registrant as Tenant and Pratt Land Limited Liability Company as Landlord, dated February 24, 1995

10.138    (28)   Manufacturing and Purchase Agreement by and Between
          Registrant and Hyundai Electronics Industries Co., Ltd., dated April 27, 1995(with certain information deleted and indicated by blank spaces)

10.139    (28)   Lease Agreement for Premises Located at 2040
          Miller Drive, Suites D, E, & F, Longmont, CO, between
          Registrant as Tenant and Pratt Management Company,
          LLC as Landlord

10.140    (29)   Memorandum of Understanding concerning
          Guarantee
          by Hyundai Electronics Co., Ltd. of Credit Facility for Registrant, dated July 17, 1995

10.141    (29)   Waiver to Financing Agreement among Registrant
          and The CIT Group/Business Credit, Inc., dated August
          2, 1995

10.142    (33)   Credit Agreement among Registrant and The
          Initial Lenders and the Issuing Bank and Citibank,
          N.A., dated August 31, 1995

10.143    (33)   The Guaranty and Recourse Agreement among
          Registrant and Hyundai Electronics Industries Co.,
          Ltd., dated August 31, 1995

10.144    (33)   Waiver to Financing Agreement among Registrant
          and the CIT Group/Business Credit, Inc., and
          Assignment Agreement among  Registrant, the CIT
          Group/Business Credit, Inc., and Finova Capital
          Corporation, dated October 11, 1995.

10.145    (33)   Amendment to the Financing Agreement among
          Registrant and the CIT Group/Business Credit, Inc., dated October 17, 1995

10.146    (34)   First Supplemental Indenture, dated as of January 11,
         1996,
         between Maxtor and State Street Bank and Trust Company

10.147    (34)   Credit Agreement, dated as of December 29, 1995 between
          Maxtor Corporation and Hyundai Electronics America

10.148    (25)   Maxtor Corporation 1995 Stock Option Plan

10.149    (26)   Maxtor Corporation Individual Stock Option
          Agreement, dated November 8, 1994

10.150    (30)   Maxtor Corporation 1992 Employee Stock Purchase
          Plan and 1996 Outside Directors Stock Option Plan, dated
          October 9, 1995

10.151     Maxtor Corporation 1996 Stock Option Plan       87 - 101
10.152 Intercompany Loan Agreement, dated as of April 10, 1996, between Maxtor Corporation and Hyundai Electronics America
                                                          102 - 111

10.153 Excerpts from the Execution Copy of Receivables Purchase and Sale Agreement, dated as of March 30, 1996, between Maxtor Corporation and Corporate Receivables Corporation
          and Citicorp North America, Incorporated        112 - 134

10.154    (35)   Recapitalization Agreement among the Company,
          International Manufacturing Services, Incorporated and certain investors, dated as of May 21, 1996

10.155    (35)   Redemption Agreement between Maxtor Corporation
          and
          International Manufacturing Services, Incorporated, dated as of May 21, 1996

10.156    (35)   Manufacturing Services Agreement between Maxtor
          Corporation and International Manufacturing Services,
          Incorporated, dated June 13, 1996*

11.1       Computation of Net Loss Per Share             135 - 136
23.1       Consent of Ernst &Young, LLP, Independent Auditors
                                                        137 - 138
27          Financial Data Schedule                     139 - 140


* Confidential treatment has been requested for portions of this document

- ----------------------------------------------------------------------------
          --------------------------------------------------------------
(1) Incorporated by reference to exhibits to Registration Statement No. 2 98568 effective August 7, 1985
(2) Incorporated by reference to exhibits to Registration Statement No. 33 4092 effective April 2, 1986
(3) Incorporated by reference to exhibits to Registration Statement No. 33 12123 effective February 26, 1987
(4) Incorporated by reference to exhibits to Registration Statement No. 33 12768 effective April 23, 1987
(5) Incorporated by reference to exhibits to Registration Statement No. 33 43172 effective October 7, 1992
(6) Incorporated by reference to exhibits to Registration Statement No. 33 8607 effective September 10, 1986
(7) Incorporated by reference to exhibits of Form 8-K filed February 8, 1988 (8) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1988
(9) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1989
(10) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 1, 1990
(11) Incorporated by reference to exhibits of Form 8-K filed July 13, 1990
(12) Incorporated by reference to exhibits of Form 8 filed November 13, 1990
(13) Incorporated by reference to exhibits of Form 8 filed January 8, 1991
(14) Incorporated by reference to exhibits to Annual Report on Form 10-K effective July 15, 1991
(15) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 25, 1992
(16) Incorporated by reference to exhibits of Form 8-K filed January 8, 1993
(17) Incorporated by reference to exhibits to Annual Report on Form 10-K effective May 27, 1993
(18) Incorporated by reference to exhibits of Form 10-Q filed August 10, 1993
(19) Incorporated by reference to exhibits of Form 8-K filed August 19, 1993
(20) Incorporated by reference to exhibits of Form 10-Q filed November 8, 1993
(21) Incorporated by reference to exhibits of Form 10-Q filed February 7, 1994
(22) Incorporated by reference to exhibits of Form 10-K filed June 24, 1994
(23) Incorporated by reference to exhibits of Form 10-Q filed August 5, 1994
(24) Incorporated by reference to exhibits of Form 10-Q filed November 8, 1994
(25) Incorporated by reference to exhibits to RegistrationStatement No. 33 56405 effective November 10, 1994
(26) Incorporated by reference to exhibits to Registration Statement No. 33 56407 effective November 10, 1994
(27) Incorporated by reference to exhibits of Form 10-Q filed February 7, 1995
(28) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 23, 1995
(29) Incorporated by reference to exhibits of Form 10-Q filed August 14, 1995
(30) Incorporated by reference to exhibits to Registration Statement No. 33 63295 effective October 10, 1995
(31) Incorporated by reference to exhibit III of Schedule 14D-9 filed
    November 9, 1995
(32) Incorporated by reference to exhibit VI of schedule 14D-9 filed
     November 9, 1995
(33) Incorporated by reference to exhibits of Form 10-Q filed November 14,1996
(34) Incorporated by reference to exhibits of Form 10-Q filed February 14, 1996
(35) Incorporated by reference to exhibits of Form 8-K filed June 28, 1996