Form 10-Q
period 1996-06-29
MAXTOR CORP
filed 1996-08-13
CIK 711039

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549


                          FORM 10-Q


X     Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended June 29, 1996.

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to



Commission File Number 0-14016


                       MAXTOR CORPORATION
     (Exact name of registrant as specified in its charter)

                Delaware                             77-0123732
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)              (Identification No.)

510 Cottonwood Drive, Milpitas, CA                     95035
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

      X     Yes                                       No

No shares of Common Stock and 58,208,955 shares of Series A
Preferred Stock were issued and outstanding as of August 3, 1996.

This quarterly report on Form 10-Q contains 37 pages of which this is page number 1.




                       MAXTOR CORPORATION

                            FORM 10-Q

                          June 29, 1996

                              INDEX



Part  I.                                            Financial
Information                                         Page


 Item 1.Consolidated Financial Statements

        Consolidated Statements of Operations -
          Three Months Ended June 29, 1996
           and July 1, 1995                           3

        Consolidated Balance Sheets-
          June 29, 1996 and March 30, 1996          4-5

        Consolidated Statements of Cash Flows-
          Three Months Ended June 29, 1996
           and July 1, 1995                         6-7

        Notes to Consolidated Financial
        Statements                                 8-10


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                               11-16



Part  II. Other Information

 Item 1.Legal Proceedings                            17

 Item 2.Change in Securities                         17

 Item 6.Exhibits and Reports on Form 8-K             18



Signature Page                                       19




                 PART   I. FINANCIAL INFORMATION


Item 1. CONSOLIDATED FINANCIAL STATEMENTS



                       MAXTOR CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands)
                           (Unaudited)

                                        Three Months Ended
                                       June 29,    July 1,
                                         1996        1995

Revenue                             $ 255,968     $308,722
Revenue from affiliates                 5,370        7,172
  Total revenue                       261,338      315,894

Cost of revenue                       328,351      279,628
Cost of revenue from affiliates         5,415        6,405
  Total cost of revenue               333,766      286,033

Gross margin                          (72,428)      29,861

Operating expenses:
  Research and development             28,806       22,791
  Selling, general and  administrative 24,244       18,976
Total operating expenses               53,050       41,767

Loss from operations                 (125,478)     (11,906)

Interest expense                       (4,768)      (1,820)
Interest income                           289          552

Loss before income taxes             (129,957)     (13,174)
Provision for income taxes                232          653
Net loss                            $(130,189)    $(13,827)





                     See accompanying notes.




                       MAXTOR CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                          (Unaudited)
                         (In thousands)

                                       June 29,   March 30,
                                         1996        1996

ASSETS

Current assets:
  Cash and cash equivalents           $28,798      $52,794
  Accounts receivable, net of
     allowance for doubtful accounts
     of $5,370 at June 29, 1996
     and $5,196 at March 30, 1996      87,237      121,818
  Accounts receivable from affiliates   2,979        4,426
  Inventories:
     Raw materials                     57,397       76,505
     Work-in-process                   22,656       37,614
     Finished goods                    84,490       41,816
                                      164,543      155,935
  Prepaid expenses and other           10,566       11,642
       Total current assets           294,123      346,615

Property, plant and equipment, at cost:
  Buildings                            26,862       24,984
  Machinery and equipment             181,612      192,115
  Furniture and fixtures               12,982       14,118
  Leasehold improvements               11,922       13,870
                                      233,378      245,087
  Less accumulated depreciation
  and amortization                   (146,231)    (156,925)
     Net property, plant and equipment 87,147       88,162
Other assets                           11,298        7,710
                                     $392,568     $442,487





                     See accompanying notes.





                       MAXTOR CORPORATION
                   CONSOLIDATED BALANCE SHEETS
              (In thousands, except share amounts)
                           (Unaudited)
                           (Continued)


                                       June 29,    March 30,
                                         1996        1996

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Short-term borrowings            $  109,800   $  110,595
  Short-term borrowings due to
     affiliate                         65,000       65,000
  Accounts payable                    142,307      160,102
  Accounts payable to affiliates       11,504        8,656
  Income taxes payable                  5,370        7,499
  Accrued payroll and payroll-
     related expenses                  19,314       16,727
  Accrued warranty                     20,555       23,751
  Accrued expenses                    119,131       18,934
  Long-term debt and capital
     lease obligations due
     within one year                      763        1,879
       Total current liabilities      493,744      413,143

Long-term debt and capital lease
  obligations due after one year      100,150      100,181
Deferred tax liabilities                    -          300
Commitments and contingencies
Stockholder's deficit:
  Series A Preferred Stock,
     $0.01 par value, 95,000,000
     shares authorized; 58,208,955
     shares issued and outstanding
     at June 29, 1996; (no shares
     authorized, issued, or
     outstanding at March 30, 1996);
     aggregate liquidated
     preferences: $390,000,000             582            -
  Common Stock, $0.01 par value,
     200,000,000 shares authorized;
     no shares issued or outstanding
     at June 29, 1996; (600 shares
     issued and outstanding at
     March 30, 1996)                         -            -
  Additional paid-in capital           335,017      335,599
  Accumulated deficit                 (536,925)    (406,736)
       Total stockholder's deficit    (201,326)     (71,137)
                                      $392,568     $442,487



                     See accompanying notes.





                       MAXTOR CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)
                                       Three Months Ended
                                      June 29,       July 1,
                                        1996         1995
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net loss                         $(130,189)     $(13,827)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
     Depreciation and amortization     17,208       9,089
     Inventory reserves for lower
       of cost or market               42,338           -
     (Gain)/loss on disposal of
       property, plant and equipment    (265)          28
     Gain on sale of subsidiary       (2,385)           -
     Other                               (13)           -
     Change in assets and liabilities:
       Accounts receivable             45,035       8,446
       Accounts receivable from
         affiliates                     1,447           -
       Inventories                    (42,252)    (27,222)
       Prepaid expenses and other      (1,488)     (3,142)
       Accounts payable                 3,225      20,338
       Accounts payable to affiliates   2,848           -
       Income taxes payable            (1,163)        196
       Accrued payroll and payroll-
         related expenses               5,241      (1,047)
       Accrued warranty                (2,802)     (2,563)
       Accrued expenses                 7,473       3,641
  Total adjustments                    74,447       7,764
  Net cash used in operating
   activities                         (55,742)     (6,063)

Cash flows from investing activities:
  Proceeds from sale of subsidiary     25,000           -
  Proceeds from maturity of
   available-for-sale investments           -       11,998
  Purchase of property, plant and
   equipment                          (26,067)     (24,049)
  Proceeds from disposal of property,
   plant and equipment                    353           79
  Other                                (3,661)       1,153
  Net cash used in investing
   activities                          (4,375)     (10,819)

Cash flows from financing activities:
  Proceeds from issuance of short-
   term borrowings                      78,800           -
  Principal payments on short-term
   borrowings                          (78,085)          -
  Principal payments on debt,
   including capital lease obligations    (738)       (838)

  Net collections of accounts receivable
   on behalf of financing company       36,144           -
  Proceeds from issuance of common
     stock, net of notes receivable,
     stock repurchases and tax
     benefits                                -       3,429
  Net cash provided by financing
   activities                           36,121       2,591

Net change in cash and cash
 equivalents                           (23,996)    (14,291)

Cash and cash equivalents
 at beginning of period                 52,794      96,518

Cash and cash equivalents
 at end of period                      $28,798     $82,227

                     See accompanying notes.




                       MAXTOR CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                             Three Months Ended
                                          June 29,  July 1,
                                            1996      1995

Supplemental disclosures of cash flow information:
Cash paid for:
 Interest                                  $ 2,727   $ 196
 Income taxes                                  153     470

Supplemental information on non-cash investing
and financing activities:
 Capital lease obligations                 $     -   $ 121
 Purchase of property, plant and
   equipment financed by accounts payable    2,334   4,780
 Exchange of Common Stock for Series A
   Preferred Stock                             582       -



                       MAXTOR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.   Consolidated financial statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation (Maxtor or the Company) and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Maxtor Corporation operates as a wholly-owned subsidiary of Hyundai Electronics America (HEA). Accordingly, no earnings per share information is disclosed. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended March 30, 1996. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year. Balance sheet amounts at March 30, 1996 were derived from the audited financial statements for the year ended March 30, 1996.

On July 26, 1996, the Company filed Form 8-K with the Securities and Exchange Commission (SEC) to change its fiscal year end to be consistent with the year end of HEA. The fiscal year end changed from the last Saturday of March, the date used in the Company's most recent filing with the SEC, to the last Saturday of December conforming to its 52/53-week year methodology. For calendar year 1996, the fiscal year will end on December 28. The fiscal nine-month period ending December 28, 1996 will comprise 39 weeks, three 13-week quarters. The fiscal year ended March 30, 1996 comprised 53 weeks, as the quarter ended July 1, 1995 included 14 weeks. All other quarters comprised 13 weeks.


2.   Short-term borrowings

On August 31, 1995, the Company established a $100 million unsecured, revolving line of credit through Citibank, N.A. and syndicated among ten banks, which is guaranteed by Hyundai Electronics Industries Co., Ltd. (HEI), the majority shareholder of HEA. This $100 million line of credit is a 364-day committed facility, renewable annually up to three years, that is used primarily for general operating purposes and bears interest at a rate based on the London Interbank Offered Rates (LIBOR) plus 0.3 percent. As of June 29, 1996, $96 million of borrowings and $1 million in letters of credit were outstanding.

On December 29, 1995, the Company established a $100 million secured bridge financing facility with HEA to provide additional working capital financing through the merger transition period with HEA. This credit facility provided for draw downs up to $100 million at a rate based on LIBOR plus 0.65 percent and had a first priority secured interest in all of the Company's accounts receivable. As of March 30, 1996, $65 million of borrowings were outstanding under this facility. All outstanding principal and accrued interest was paid on April 10, 1996, terminating the facility.

On March 30, 1996, the Company entered into an accounts receivable securitization program with Citicorp Securities, Inc. Under this program, the Company can sell up to $100 million of its eligible trade accounts receivables on a non-recourse basis. The face amount of the eligible receivables are discounted based on the Capital Receivables Corporation commercial paper rate (currently 5.76%) plus commission and is subject to 10% retention. The proceeds from the sale of these receivables received on April 10, 1996 were used to pay down the entire secured bridge financing facility on that date, as described above. As of June 29, 1996, net collections of accounts receivable on behalf of Citicorp amounted to $36.1 million.

On January 31, 1996, the Company signed a one year credit facility in the amount of $13.8 million to be used for capital equipment requirements at the Singapore facility which bears interest at a rate based on LIBOR plus 0.80 percent. This credit facility is guaranteed by HEI and all outstanding amounts of principal and accrued interest are due and payable on February 2, 1997. As of June 29, 1996, borrowings under this facility amounted to $13.8 million.

On April 10, 1996, the Company obtained a $100 million intercompany line of credit from HEA. This line of credit allows for draw downs up to $100 million and interest is payable quarterly at the rate per annum of 0.1 percent above HEA's average monthly cost of borrowing. All outstanding amounts of principal and accrued interest are due and payable on April 10, 1997. As of June 29, 1996, $65 million was outstanding.


3.   Contingencies

As part of the acquisition of the MiniScribe business in June 1990, the Company was assigned a patent license agreement between MiniScribe and Rodime plc (Rodime) covering patents related to 3.5-inch disk drives. The Company believes that the assignment was valid; however, Rodime has taken the position that the assignment was invalid and would not in any event cover 3.5-inch drives manufactured and sold by the Company before the acquisition of MiniScribe's assets. In February 1993, Maxtor commenced an action for declaratory relief in the U.S. Bankruptcy Court in Denver, Colorado seeking a judgment that the assignment was valid. Rodime filed a denial and counterclaim for patent infringement. In April 1994, the relevant claims of the Rodime patent at issue in Rodime's counterclaims were declared invalid in litigation between
Rodime  and  another  disk  drive  manufacturer.   The  litigation
between  the Company and Rodime was then stayed pending an  appeal
by  Rodime.   In November 1995, the Federal Circuit  affirmed  the
earlier court decision, and in February 1996, Rodime filed a petition with the U.S. Supreme Court requesting review of the Federal Circuit's opinion. The Supreme Court denied Rodime's request for review, and counsel for Rodime has recently proposed a dismissal of this matter. The terms of the proposed dismissal are currently being negotiated among the parties.

In November 1995, three separate actions (Wacholder v. Gallo, et al., Silver v. Maxtor, et al., and Barrington v. Gallo, et al.) were filed in the Court of Chancery of the State of Delaware, in and for New Castle County. Each of the foregoing actions generally alleged a breach of fiduciary duty by the Company's directors in connection with the offer to purchase the Company by Hyundai Electronics America and sought class certification, preliminary and permanent injunctive relief to prevent the acquisition, and damages and attorneys' fees. These actions were subsequently consolidated with a similar California action (Campanella v. Maxtor, et al.). Thereafter, following negotiations among counsel to parties to the consolidated action, an agreement in principle for settlement was reached. A memorandum of understanding was executed by the parties which provided that in exchange for certain additional disclosures to the Company's shareholders regarding the circumstances of the tender offer, the foregoing actions would be settled, subject to completion of confirmatory discovery, approval by the Court of Chancery, and payment by the Company of plaintiffs' counsel fees and costs in an amount not to exceed $315,000. The Company anticipates that settlement documents will be submitted to the Court of Chancery by the end of August, 1996, and a date for hearing should be set by the end of October 1996.

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


4.   Sale of Subsidiary

In November 1994, the Company formed a wholly-owned subsidiary, IMS International Manufacturing Services, Ltd., whose primary business was contract manufacturing for electronic original equipment manufacturers (OEMs). The Company's printed circuit board (PCB) assembly plant in Hong Kong formed the foundation of the business, and a second plant was added in Thailand in May
1995. In early June 1996, the Company reorganized all of the operations under a wholly-owned Delaware subsidiary, International Manufacturing Services, Inc. (IMS). IMS not only supplies the Company, but a variety of external customers, with PCB assemblies, sub-assemblies and fully integrated box-build products. In May 1996, the Company entered into an agreement to sell a majority interest in IMS to certain IMS management and other investors ("Buyer"). At completion of the transaction in June 1996, the Company received $25 million in cash and $20 million in notes from IMS, and retained a 23.5% ownership interest in IMS. Pursuant to the Agreements, the Company made various representations and warranties as to itself and IMS and has agreed to indemnify Buyer for any breaches thereof. Generally, in the event that losses from such breaches when aggregated exceed $500,000, Buyer shall be entitled to indemnification for all losses, including the first $500,000 up to a maximum total of $17,500,000, provided that tax and environmental representations are not subject to the liability limit.

As a result of the transaction, the IMS consolidated financial position at June 29, 1996 reflected a stockholders' deficit of approximately $14 million. Therefore, the Company has written down its remaining equity interest in IMS to zero. In addition, given the stockholder deficit of IMS and the subordination of the Company's notes receivable from IMS to bank debt of IMS, combined with certain specified conditions which must be achieved before any payment of principal will occur, the Company has fully reserved its notes from IMS.


5.   Change in Securities

On June 18, 1996, the Company entered into an exchange agreement with HEA whereby HEA exchanged 600 shares of Common Stock for 58,208,955 shares of Series A Preferred Stock, $.01 par value. As of June 29, 1996, 58,208,955 shares of Series A Preferred Stock and no shares of Common Stock, $.01 par value, were issued and outstanding. As of such date, none of the outstanding shares of Series A Preferred Stock or Common Stock were held by persons other than HEA.


6.        Subsequent Event

On July 31, 1996, the Company obtained a $35 million credit facility from HEA. This facility is primarily used for operating purposes and bears interest at a rate based on LIBOR plus 0.7 percent. All outstanding amounts of principle and accrued interest are due and payable on December 31, 1996. As of August 3, 1996, $35 million was outstanding.




This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in Item 2. Management's Discussions and Analysis of
Financial Condition and Results of Operations, "-General", "- Industry Characteristics", "-Manufacturing Characteristics," and "- Liquidity and Capital Resources", and elsewhere in this report,
that   could  cause  actual  results  to  differ  materially  from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future"
and   similar  expressions  identify  forward-looking  statements.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

General
The Company is subject to the highly cyclical nature of the disk drive industry. The industry is characterized by rapid technological change, short product life cycles, intense competition, and significant price erosion during a product life cycle. At times, the industry is also subject to excess production capacity and component cost pressures as a result of key component shortages. Specifically, with the overall growth experienced by the disk drive industry in fiscal 1996 and 1995, shortages of certain key components for the industry occurred in early 1996. For the quarter ended June 29, 1996, the industry experienced excess capacity due principally to two factors: consolidation within the industry resulting in a sell-off of duplicate inventories on hand, and weakness in demand. In addition to being impacted by these industry factors, the Company has been less successful in the past several years than its competitors in managing product transitions and has been unable to bring certain products to market in a timely and cost effective manner. Further, many of the Company's competitors have had broader product lines than the Company with which to compete in this environment.

As a result of the factors discussed above and others, the Company has incurred operating losses during each of the last fourteen consecutive fiscal quarters, including the fourth quarter of fiscal year 1995 for which the Company reported net income of approximately $1.1 million as a result of a non-recurring gain of approximately $10 million from the sale of the Company's interest in Maxoptix Corporation. Primarily as a result of continuing pricing pressures, product cost and time-to-market issues with regard to certain products, the Company has not been profitable during 1996.

Industry Characteristics
Data storage manufacturers continually strive for larger storage capacities, higher performance and lower cost. Short product life cycles also increase the importance of the Company's ability to successfully manage product transitions. During fiscal year ended March 30, 1996, the Company successfully managed certain product transitions. However, certain new products introduced by competitors, as well as those introduced by the Company, tend to displace older products. The failure to continuously manage product transitions results in a loss of new market opportunities and decreasing sales of existing products, cancellation of products or product lines, the accumulation of obsolete and excess inventory, and resulting charges related to obsolete capital equipment. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results. There can be no assurance that the Company will be successful in such efforts.

When competitors introduce products which offer greater capacity, better performance, lower prices or any combination of these factors, and when the Company's new products are not brought to market on a timely basis, the selling price of its older products generally must be reduced in order to compete effectively with competitors' new products. Also due to the narrowness of the Company's product offerings relative to its competition, any delay in bringing a product to market will have a more significant adverse effect on the Company's results of operations than a similar delay would have on its competitors' results of operations. The Company continues to experience significant price erosion for certain products in calendar year 1996 due to competitive pricing pressures as competitors sell off excess and redundant inventories. The Company expects this trend to continue until the industry stabilizes from its consolidation of competitors. There can be no assurance that price erosion will not increase substantially.

Manufacturing Characteristics
The Company's manufacturing processes require large volumes of high-quality components supplied by outside suppliers. The Company periodically receives communication from vendors that they may be unable to supply required volumes of certain key components. While the Company has qualified and continues to qualify multiple sources for many components, it is reliant on, and will continue to be reliant on, single sources for many semi-custom and custom integrated circuits and other key components. Generally, the Company does not have long-term supply contracts with most of its single source vendors, some of which are companies with limited financial and operational resources. In light of current industry conditions, including consolidation of competitors and decreased demand for hard disk storage products, the Company is reassessing its requirements for volume components and has reduced its commitments to vendors where appropriate.

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


QUARTER ENDED JUNE 29, 1996 COMPARED TO QUARTER ENDED JULY 1, 1995

(In millions)         June 29,  July 1,
Fiscal  quarter ended  1996      1995     Change

Revenue               $261.3    $315.9    $(54.6)

Gross margin          $(72.4)   $ 29.9   $(102.3)
   As a percentage of
   revenue             (27.7)%      9.5%

Net loss             $(130.2)   $(13.8)  $(116.4)
   As a percentage of
   revenue              (49.8)%   (4.4)%




Revenue
Revenue for the quarter ended June 29, 1996 decreased by 17% from the same quarter of the prior fiscal year primarily as a result of severe pricing pressures resulting from a consolidation of competitors and industry-wide efforts to reduce inventories on hand. In addition, the industry experienced a slower market demand period following a similar downward trend in the PC industry. Unit volumes decreased by nearly 28% for the quarter ended June 29, 1996 compared to the quarter ended July 1, 1995. In terms of a shift in product mix, over 60% of the Company's quarter ended June 29, 1996 unit volume was comprised of drives with a capacity of 1.2 gigabytes (GB) or higher, whereas the Company's unit volume for the same quarter in the prior fiscal year was primarily comprised of drives with a capacity of 1.2GB or less. Revenue for the quarter ended July 1, 1995 also reflects a 14-week quarter as compared to a 13-week quarter for the quarter ended June 29, 1996. The quarter ended July 1, 1995 was extended to realign fiscal year end periods for the 53-week fiscal year 1996.

During the quarter ended June 29, 1996, the Company had one customer which accounted for approximately 15% of the Company's revenue. During the quarter ended July 1, 1995, no customer accounted for 10% or greater of the Company's revenue.

Gross margin
Gross margin as a percentage of revenue declined significantly from the quarter ended July 1, 1995 to the quarter ended June 29, 1996. Despite the shift to higher capacity products as discussed earlier, gross margin declined primarily as a result of the substantial drop in average unit selling prices. In addition, the Company incurred a $42.3 million charge for products in inventory and scheduled to be built over the next six months which have market prices lower than cost. The Company has firm commitments to purchase the parts to build these products during the next two quarters. Furthermore, the Company incurred one-time charges of $6.5 million to consolidate certain manufacturing activities, including the closure of a headstack assembly plant in Thailand and a reduction in production shifts in Singapore.

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


Operating expenses

(In millions)            June 29,  July 1,
Fiscal quarter ended     1996      1995      Change

Research and development  $28.8     $22.8     $6.0
     As a percentage of
        revenue            11.0%      7.2%

Selling, general and
     administrative    $   24.2     $19.0     $5.2
     As a percentage of
        revenue             9.3%      6.0%


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

Selling, general and administrative (SG&A) expenses increased as a percentage of revenue due to the sharp decrease in the revenue base as discussed earlier. SG&A spending in absolute dollars increased due primarily to increased advertising expenses, and increased administrative expenses for the relocation of the Corporate offices, offsetting the Company's ongoing efforts to control costs and expenditures. The Company intends to continue these efforts into future quarters, however, there can be no assurance that the Company will be successful in such efforts.

Interest expense and interest income

(In millions)         June 29,     July 1,
Fiscal  quarter ended  1996        1995      Change

Interest expense      $   4.8    $  1.8       $3.0

Interest income       $   .3     $   .6       $(.3)


Interest expense increased as a result of substantially higher average short term borrowings on the Company's lines of credit required to fund the Company's operations. The Company had $96 million of borrowings on the $100 million unsecured, revolving line of credit arranged by Citibank, N.A., outstanding as of June 29, 1996, and expects to maintain approximately the same or higher levels of borrowings throughout the fiscal year. The Company also had $65 million outstanding on the intercompany line of credit from HEA. Interest income decreased due to the lack of available cash for investing purposes.


Provision for income taxes

(In millions)         June 29,  July 1,
Fiscal  quarter ended  1996      1995     Change


Provision for income
   taxes               $0.2      $0.7      $(0.5)


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


LIQUIDITY AND CAPITAL RESOURCES

                                            June 29,
(In millions)                                 1996

Cash and cash equivalents                        $28.8

Short-term borrowings                           $109.8

Short-term borrowings due to affiliate           $65.0

Net cash used in operating activities            $55.7

Net cash used in investing activities             $4.4

Net cash provided by financing activities        $36.1


As of June 29, 1996, the Company had cash and cash equivalents of $28.8 million as compared to $52.8 million as of March 30, 1996, a decrease of $24 million, due primarily to operating losses.

Net cash used in operating activities during quarter ending June 29, 1996 was primarily attributable to the net loss from operations net of non-cash depreciation and amortization, an increase in inventory of $42.3 million and a decrease in accounts receivable of $45 million. Inventories increased by $42.3 million in quarter ended June 29, 1996 as compared to quarter ended July 1, 1995 due to a buildup of finished goods inventory. The Company also recorded a $42.3 million charge for products in inventory and scheduled to be built over the next six months which have market prices that are lower than cost. Accounts receivable decreased $45 million compared to the quarter ended July 1, 1995 primarily due to the sale of accounts receivable under the asset securitization program with Citicorp Securities.

Net  cash  used  in investing activities during the quarter  ended
June 29, 1996 was primarily attributable to $26.1 million in capital expenditures offset by $25 million in proceeds from the sale of subsidiary as discussed in Note 4 to the Financial Statements on page 10. The majority of the capital expenditures activity related to the acquisition of manufacturing and engineering equipment to develop new products and enhance the productivity of the Singapore manufacturing facility. In addition, $4.3 million was advanced to a supplier to build certain key components under a volume purchase agreement.

Net cash provided by financing activities during the quarter ended June 29, 1996 primarily reflects $36.1 million in net collections of accounts receivable for Citicorp Securities, Inc. under the asset securitization program.

On August 31, 1995, the Company established a $100 million unsecured, revolving line of credit through Citibank, N.A. and syndicated among ten banks, which is guaranteed by Hyundai Electronics Industries Co., Ltd. (HEI), the majority shareholder of HEA. This $100 million line of credit is a 364-day committed facility, renewable annually up to three years, that is used primarily for general operating purposes and bears interest at a rate based on the London Interbank Offered Rates (LIBOR) plus 0.3 percent. As of June 29, 1996, $96 million of borrowings and $1 million in letters of credit were outstanding.

On December 29, 1995, the Company established a $100 million secured bridge financing facility with HEA to provide additional working capital financing through the merger transition period with HEA. This credit facility provided for draw downs up to $100 million at a rate based on LIBOR plus 0.65 percent and had a first priority secured interest in all of the Company's accounts receivable. As of March 30, 1996, $65 million of borrowings were outstanding under this facility. All outstanding principal and accrued interest was paid on April 10, 1996, terminating the facility.

On March 30, 1996, the Company entered into an accounts receivable securitization program with Citicorp Securities, Inc. Under this program, the Company can sell up to $100 million of its eligible trade accounts receivables on a non-recourse basis. The face amount of the eligible receivables are discounted based on the Capital Receivables Corporation commercial paper rate (currently 5.76%) plus commission and is subject to 10% retention. The proceeds from the sale of these receivables received on April 10, 1996 were used to pay down the entire secured bridge financing facility on that date, as described above. As of June 29, 1996, net collections of accounts receivable on behalf of Citicorp amounted to $36.1 million.

On January 31, 1996, the Company signed a one year credit facility in the amount of $13.8 million to be used for capital equipment requirements at the Singapore facility which bears interest at a rate based on LIBOR plus 0.80 percent. This credit facility is guaranteed by HEI and all outstanding amounts of principal and accrued interest are due and payable on February 2, 1997. As of June 29, 1996, borrowings under this facility amounted to $13.8 million.

On April 10, 1996, the Company obtained a $100 million intercompany line of credit from HEA. This line of credit allows for draw downs up to $100 million and interest is payable quarterly at the rate per annum of 0.1 percent above HEA's average monthly cost of borrowing. All outstanding amounts of principal and accrued interest are due and payable on April 10, 1997. As of June 29, 1996, $65 million was outstanding.

In June 1996, the Company entered into a volume purchase agreement with a supplier to build certain key components. Under the terms of this agreement, the Company has agreed to advance up to $20 million to the supplier, by December 31, 1996, to finance purchases of certain equipment required to manufacture product volumes as committed under this agreement. Such advances will be repaid to the Company in the form of price discounts and are secured by the equipment purchased. As of June 29, 1996, $4.3 million was advanced.

On July 31, 1996, the Company obtained a $35 million credit facility from HEA. This facility is primarily used for operating purposes and bears interest at a rate based on LIBOR plus 0.7 percent. All outstanding amounts of principle and accrued interest are due and payable on December 31, 1996. As of August 3, 1996, $35 million was outstanding.

The liquidity of the Company was adversely affected during fiscal year 1996 by significant losses from operations and liquidity has been significantly reduced compared to the same period in the prior year. The Company is implementing ongoing measures with the goal of improving liquidity. In addition to attempting to improve operating margins on product sales through the introduction of new products and reduction of manufacturing costs, the Company remains focused on controlling other operating expenses. However, the Company believes that it must continue to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its future success.

The Company expects that it will require alternative sources of liquidity, including additional sources of financing through 1996 and 1997. The Company is engaged in ongoing discussions with various parties, including HEI, HEA and certain financial institutions regarding additional sources of financing. While the Company believes that additional sources of financing will be available, there can be no assurance that financing will be available on terms which are favorable to the Company.

Subject to unforeseen changes in general business conditions, the Company believes that the combination of the measures described above and other available actions, together with its balances of cash and cash equivalents, expected cash flow from operations, equipment financing and line of credit borrowing capabilities (supported by HEI) will be sufficient to fund the Company's working capital and capital expenditure requirements for the foreseeable future.


DIVIDEND POLICY

The  Company  has never paid cash dividends on its capital  stock.
The holders of shares of Series A Preferred Stock shall be entitled, when and as declared by the Board of Directors, to dividends out of funds legally available therefor at a rate of $0.40 per share, per annum (as adjusted to reflect certain transactions), prior to the declaration, setting aside or payment of any dividend to the holders of the Company's Common Stock. No dividend shall be declared or set apart for payment with respect to the Common Stock in any year, unless there shall have been declared and paid (or set apart for payment) the full preferential dividend set forth above with respect to the Series A Preferred Stock during such year. Dividends shall not be cumulative and no undeclared or unpaid dividend shall bear interest. Under the terms of the Company's line of credit facilities, the Company may not declare or pay any dividends without the prior consent of its lenders.


                   PART II. OTHER  INFORMATION

Item 1.  LEGAL PROCEEDINGS


As part of the acquisition of the MiniScribe business in June 1990, the Company was assigned a patent license agreement between MiniScribe and Rodime plc (Rodime) covering patents related to 3.5-inch disk drives. The Company believes that the assignment was valid; however, Rodime has taken the position that the assignment was invalid and would not in any event cover 3.5-inch drives manufactured and sold by the Company before the acquisition of MiniScribe's assets. In February 1993, Maxtor commenced an action for declaratory relief in the U.S. Bankruptcy Court in Denver, Colorado seeking a judgment that the assignment was valid. Rodime filed a denial and counterclaim for patent infringement. In April 1994, the relevant claims of the Rodime patent at issue in Rodime's counterclaims were declared invalid in litigation between
Rodime  and  another  disk  drive  manufacturer.   The  litigation
between  the Company and Rodime was then stayed pending an  appeal
by  Rodime.   In November 1995, the Federal Circuit  affirmed  the
earlier court decision, and in February 1996, Rodime filed a petition with the U.S. Supreme Court requesting review of the Federal Circuit's opinion. The Supreme Court denied Rodime's request for review, and counsel for Rodime has recently proposed a dismissal of this matter. The terms of the proposed dismissal are currently being negotiated among the parties.

In November 1995, three separate actions (Wacholder v. Gallo, et al., Silver v. Maxtor, et al., and Barrington v. Gallo, et al.) were filed in the Court of Chancery of the State of Delaware, in and for New Castle County. Each of the foregoing actions generally alleged a breach of fiduciary duty by the Company's directors in connection with the offer to purchase the Company by Hyundai Electronics America and sought class certification, preliminary and permanent injunctive relief to prevent the acquisition, and damages and attorneys' fees. These actions were subsequently consolidated with a similar California action (Campanella v. Maxtor, et al.). Thereafter, following negotiations among counsel to parties to the consolidated action, an agreement in principle for settlement was reached. A memorandum of understanding was executed by the parties which provided that in exchange for certain additional disclosures to the Company's shareholders regarding the circumstances of the tender offer, the foregoing actions would be settled, subject to completion of confirmatory discovery, approval by the Court of Chancery, and payment by the Company of plaintiffs' counsel fees and costs in an amount not to exceed $315,000. The Company anticipates that settlement documents will be submitted to the Court of Chancery by the end of August, 1996, and a date for hearing should be set by the end of October 1996.

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


Item 2.  CHANGE IN SECURITIES

On June 18, 1996, the Company entered into an exchange agreement with HEA whereby HEA exchanged 600 shares of Common Stock for 58,208,955 shares of Series A Preferred Stock, $.01 par value. As of June 29, 1996, 58,208,955 shares of Series A Preferred Stock and no shares of Common Stock, $.01 par value, were issued and outstanding. As of such date, none of the outstanding shares of Series A Preferred Stock or Common Stock were held by persons other than HEA.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

b)Reports on Form 8-K:

  On June 28, 1996, a current report on Form 8-K was filed by the Registrant for the sale of its subsidiary, International Manufacturing Services (IMS). In conjunction with the filing, unaudited proforma financial statements were filed.

  On July 26, 1996, a current report on Form 8-K was filed by the Registrant to report the change in the Company's certifying accountant and change in fiscal year. No financial statements were filed.

c)Exhibits:
  See Index to Exhibits on pages 20 to 30 hereof.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MAXTOR CORPORATION



Date: August 13, 1996              By:/s/ Paul J. Tufano
                                      Paul J. Tufano
                                      Vice President, Finance and
                                      Chief Financial Officer






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

3.4  (21) Amended and Restated By-Laws of Maxtor Corporation, A
Delaware Company, effective February 3, 1994

3.5  (21) Restated Certificate of Incorporation of Maxtor
Corporation effective February 3, 1994

3.6  (36) Amended and Restated Certificate of Incorporation of
Maxtor Corporation, dated June 6, 1996

3.7  (36) Amended and Restated By-Laws, effective May 14, 1996

3.8       Exchange Agreement effective June 18, 1996, between
Maxtor Corporation and Hyundai Electronics America
                                                       31 - 33

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

10.9 (3)  Marketing and Distribution Agreement between Ricoh
Company, Ltd. and Registrant, dated October 14, 1986

10.10(3)  Land Lease Agreement between Housing and Development
Board, Singapore and Maxtor Singapore Limited, dated December 22,
1986

10.11(3)  Indenture dated February 16, 1987

10.12(8)  Stock Bonus Plan and Cash Bonus Plan between Storage
Dimensions, Inc. and Registrant dated June 15, 1987

10.13(8)  Merger Agreement between MAXSUB II, Inc., and Storage
Dimensions, Inc. dated October 26, 1987

10.14(3)  1986 Outside Directors' Stock Option Plan

10.15(3) Commitment from Union Bank to Registrant regarding letters of credit for the benefit of the officers and directors of the Registrant

10.16(4)  Agreement and Plan of Reorganization

10.17(9)  Revised Equipment Lease Agreement between Capital
Associates International, Inc. and Registrant, dated September
28, 1988

10.18(9) Credit Agreement between Bank of America National Trust and Savings Association and Registrant, dated October 18, 1988

10.19(9)  Equipment Lease Agreement between Pitney Bowes Credit
Corporation and Registrant, dated November 2, 1988

10.20(9)  Equipment Lease Agreement between Concord Leasing
(Asia) Pte Ltd. and Maxtor Singapore, Limited, dated November 16,
1988

10.21(9)  Lease Agreement between Maxtor Singapore, Limited and
Jurong Town Corporation, dated November 16, 1988

10.22(9)  Lease Agreement between Greylands Business Park Phase
II and Storage Dimensions, Inc., dated December 14, 1988

10.23(8)  Stock Purchase Agreement among Registrant, Storage
Dimensions, Inc., David A. Eeg, Gene E. Bowles, Jr., David P.
Williams and David Lance Robinson

10.24(8)  Fiscal 1988 Stock Option Plan

10.25(8)  Employee Stock Purchase Plan

10.26(8)  Dual Currency Loan Agreement between Maxtor Singapore
Limited, Maxtor Delaware, Maxtor California and American Express
Bank Limited

10.27(8) Amended and Restated Fiscal 1985 Stock Option Plan, including the Immediately Exercisable Incentive Stock Option
Agreement and the Immediately Exercisable Nonqualified Stock
Option Agreement

10.28(9)  Loan Agreement between Probo Pacific Pte Ltd. and
Maxtor Singapore Limited, dated March 20, 1989

10.29(9)  Loan Agreement between Concord Leasing (Asia) Pte, Ltd.
and Maxtor Singapore Limited, dated April 14, 1989

10.30(10) Product Discontinuance Agreement between Matsushita
Communication Industrial Co., Ltd. (MCI) and Registrant, dated
August 23, 1989

10.31(10) Equipment Lease Agreement between Capital Associates
International, Inc. and Registrant, dated October 17, 1989

10.32(10) Maxoptix Corporation 1989 Stock Option Plan

10.33(9)  Forms for Promissory Note and Amended and Restated
Promissory Note

10.34(10) Amended and Restated Credit Agreement between Bank of
America National Trust and Savings Association and Registrant, dated
January 31, 1990

10.35(10) Amendment to Lease Agreement between Orchard Investment
Company No. 801, formerly Nelo, a California general partnership, and Registrant, dated February 15, 1990

10.36(10) Sublease Agreement between RACAL-VADIC, a Division of
Racal Data Communications, Inc. ("Sublessor"), and Storage
Dimensions, Inc. ("Sublessee"), dated February 16, 1990

10.37(10) Collateral Sharing and Subordination Agreement between
Registrant and Standard Chartered Bank, dated April 5, 1990

10.38(10) Loan and Security Agreement between Registrant and
MiniScribe Corporation, dated April 5, 1990

10.39(11) Agreement for the Sale and Purchase of Shares in Tratford Pte. Ltd. between the Registrant, MiniScribe Peripherals
(Pte) Ltd. and certain Individuals, dated May 8, 1990

10.40(11) Agreement for the Sale and Purchase of Shares in Silkmount Limited between MaxSub Corporation, Silkmount Limited and certain Individuals, dated May 18, 1990

10.41(11) Assignment of Debt between Registrant, MiniScribe (Hong
Kong) Limited and certain Individuals, dated May 18, 1990

10.42(10) Asset Purchase Agreement between Registrant, MiniScribe
Corporation and Standard Chartered Bank, dated May 30, 1990

10.43(14) License Agreement with Rodime PLC, dated December 8,
1987 assigned to Registrant on June 29, 1990

10.44(14) Patent Cross License Agreement with IBM dated October
1, 1984 assigned to Registrant effective June 30, 1990

10.45(14) Lease Agreement between MiniScribe Corporation and 345
Partnership dated June 6, 1990, assigned to the Registrant effective June 30, 1990

10.46(14) Lease Agreement between Maxtor Colorado and Pratt
Partnership (Lot 1A), dated July 5, 1990

10.47(14) Lease Agreement between Maxtor Colorado and Pratt
Partnership (Lot 1C), dated July 5, 1990

10.48(14) Lease Agreement between Maxtor Colorado and Pratt
Partnership (Lot 4), dated July 5, 1990

10.49(14) Agreement for the Purchase of Land and Improvements between Registrant and Nixdorf, dated August 16, 1990

10.50(15) Grant Agreement dated 25 October 1990 between the
Industrial Development Authority, Maxtor Ireland Limited and
Registrant

10.51(12) Amendment of Agreement between Registrant, Maxtor
Colorado, Maxtor California and Standard Chartered Bank, dated
November 6, 1990

10.52(14) Guarantee for Dastek between Registrant, Dastek and
Silicon Valley Bank, dated November 30, 1990

10.53(10) Judgment, William Lubliner vs. Maxtor Corporation,
James M. McCoy, William J. Dobbin, B.J. Cassin, W. Charles Hazel and George M. Scalise

10.54(10) Settlement Agreement, William Lubliner vs. Maxtor
Corporation, et al

10.55(10) Fiscal 1991 Profit Sharing Plan Document

10.56(10) Board of Director Compensation Approved for Fiscal 1991

10.57(14) Resignation Agreement and General Release of Claims between Alexander E. Malaccorto and the Registrant, dated January
11, 1991

10.58(14) Employment Agreement between James M. McCoy and
Registrant, dated January 17, 1991

10.59(14) Resignation Agreement and General Release of Claims between James N. Miler and the Registrant, dated January 20, 1991

10.60(14) Letter Agreement between George Scalise and the
Registrant, dated February 22, 1991

10.61(14) Resignation Agreement and General Release of Claims between Steven Strain and the Registrant, dated February 22, 1991

10.62(14) Foothill Capital Credit Facility between Registrant,
Certain of its Subsidiaries and Foothill Capital Corporation, dated April 22, 1991

10.63(14) Employment Agreement between Laurence Hootnick and
Registrant, dated May 3, 1991

10.64(14) Employment Agreement between Roger Nordby and
Registrant, dated May 7, 1991

10.65(14) Employment Agreement between Thomas F. Burniece and the
Registrant, dated May 12, 1991

10.66(15) Amendment of the Registrant's Continuing Guarantee in favor of Foothill Capital Corporation, dated July 10, 1991

10.67(15) Settlement, Resignation and General Release of Claims between Registrant and Taroon C. Kamdar, dated August 2, 1991

10.68(15) Amendment of Registrant's Continuing Guarantee in favor of Foothill Capital Corporation, dated August 9, 1991

10.69(15) Amendment No. 1 to Lease by and between John Arrillaga,
Trustee, and Richard T. Peery, Trustee, and Registrant, dated
August 23, 1991

10.70(15) Amendment of Registrant's Continuing Guarantee in favor of Foothill Capital Corporation, dated September 20, 1991

10.71(13) Amendment of Agreement between Registrant, Maxtor
Colorado, Maxtor California and Standard Chartered Bank, dated
December 27, 1990, and further amended July 26, 1991 and October
4, 1991

10.72(15) Lease Agreement between Registrant and Devcon
Associates 31, dated December 6, 1991

10.73(15) Deed of Partial Discharge and Release between Barclays
Bank PLC and Maxtor Singapore Limited, dated December 19, 1991

10.74(15) Agreement for Purchase and Sale of Assets among
Registrant, Read-Rite International, Read-Rite Corporation and
Maxtor Singapore Limited, dated November 14, 1991, and amended
December 20, 1991

10.75(15) Asset Purchase Agreement among Registrant, Storage
Dimensions, Inc. and USD Acquisition, Inc., dated December 27,
1991

10.76(15) Resignation Agreement and General Release of Claims between Registrant and David S. Dury, dated January 31, 1992

10.77(15) Sublease between Registrant and Hauser Chemical
Research, Inc., dated March 23, 1992

10.78(15) First Amendment to Lease Agreement between PCA San Jose
Associates and Registrant, dated March 25, 1992

10.79(15) Asset Purchase Agreement among Registrant, Maxtor
Singapore LTD., and Sequel, Inc., dated March 12, 1992, and amended March 25, 1992

10.80(5)  Fiscal 1992 Stock Option Plan

10.81(15) Form of Indemnity Agreement between the Registrant and each of its Directors and Executive Officers

10.82(15) Maxtor/Sequel 8K/Panther Subcontract Manufacturing and
Warranty Services Agreement, dated March 23, 1992

10.83(15) Maxtor Corporation 1992 Employee Stock Purchase Plan

10.84(15) Maxtor Corporation 1991 Employee Stock Purchase Plan

10.85(15) Maxtor Corporation FY'93 Incentive Plan Summary

10.86(15) Fiscal 1992 Profit Sharing Plan Document

10.87(17) Security Agreement between Registrant and Chrysler
Capital Corporation, dated April 14, 1992

10.88(17) Subordination, Non-Disturbance, Estoppel and Attornment
Agreement between Loma Mortgage USA, Inc. and Registrant, dated
June 4, 1992

10.89(17) Office Lease between Cabot Associates and Registrant, dated July 23, 1992

10.90(17) Revolving Credit Agreement among Registrant, Barclays
Bank PLC and The First National Bank of Boston, dated as of
September 9, 1992

10.91(17) Security Agreement between Registrant and the CIT
Group/Equipment Financing, Inc., dated September 18, 1992

10.92(17) Deed of Priorities among Maxtor (Hong Kong) Limited,
Registrant and General Electric Capital Corporation, dated
September 25, 1992

10.93(17) Lease among Dares Developments (Woking) Limited, Maxtor
Europe Limited and Registrant, dated October 1992

10.94(16) Stock Purchase and Asset Acquisition Agreement among
David A. Eeg, Gene E. Bowles, Jr., CP Acquisition, L.P. No. 4A,
CP Acquisition, L.P. No. 4B, Capital Partners, Inc., FGS, Inc.,
Registrant, Storage Dimensions, Inc. and SDI Acquisition
Corporation, dated December 4, 1992

10.95(17) Loan and Security Agreement between Registrant and
Household Bank, f.s.b., dated December 11, 1992

10.96(17) Global Master Rental Agreement between Comdisco, Inc.
and Registrant, dated December 16, 1992

10.97(17) Amendment No. 1 to Lease between Devcon Associates 31 and Registrant, dated December 21, 1992

10.98(17) Continuing Guaranty among Maxtor Peripherals (S) Pte.,
Ltd., Barclays Bank PLC and Registrant, dated January 26, 1993

10.99(17) Amendment No. 2 to Lease between Devcon Associates 31 and Registrant, dated February 1, 1993

10.100(17)Instrument of Resignation, Appointment and Acceptance among Registrant, The First National Bank of Boston and Bank of
America National Trust and Savings, dated as of March 22, 1993

10.101(17)Waiver and First Amendment to Credit Agreement among
Registrant, Barclays Bank PLC and the First National Bank of
Boston, dated as of April 16, 1993

10.102(17)Waiver and First Amendment to Continuing Guaranty Among
Registrant, Barclays Bank PLC and the Lenders dated as of April
19, 1993

10.103(17)Security Agreement between Registrant and Barclays Bank
PLC, dated April 16, 1993

10.104(17)Lease Agreement between Registrant and Pratt
Partnership, dated April 30, 1993

10.105(17)Agreement for Stock Transfer Services between
Registrant and The First National Bank of Boston, dated May 6,
1993

10.106(17)Maxtor Corporation CY93 Profit Sharing Plan

10.107(17)Maxtor Corporation Management Incentive Plan for CY93

10.108(18)Production Agreement between International Business
Machines Corporation and Registrant, dated July 27, 1993 (with certain information deleted and indicated by blackout text)

10.109(19)Letter of Intent between Registrant and Hyundai
Electronics Co., Ltd., dated August 18, 1993

10.110(20)Financing Agreement between Registrant and The CIT
Group/Business Credit, Inc., dated September 16, 1993

10.111(21)Form Letter Agreement between Registrant and All of Its
Named Executive Officers, except Laurence Hootnick, dated
November 17, 1993

10.112(21)Waiver to Financing Agreement among Registrant and The
CIT Group/Business Credit, Inc., dated January 12, 1994

10.113(21)Stock Purchase Agreement between Registrant and Hyundai
Electronics Industries Co., Ltd., Hyundai Heavy Industries Co.,
Ltd., Hyundai Corporation, and Hyundai Merchant Marine Co., Ltd., dated September 10, 1993

10.114(22)Confidential Resignation Agreement and General Release of Claims between Registrant and Thomas F. Burniece III, dated
February 4, 1994

10.115(22)License Agreement between Registrant and MiniStor
Peripherals Corporation, dated February 23, 1994

10.116(22)Confidential Resignation Agreement and General Release of Claims between Registrant and John P. Livingston, dated April
8, 1994

10.117(22)Tenancy Agreement between Barinet Company Limited and
Maxtor (Hong Kong) Limited, dated April 26, 1994

10.118(23)Confidential Resignation Agreement and General Release of Claims between Registrant and Laurence R. Hootnick, dated June
14, 1994

10.119(23)Confidential Resignation Agreement and General Release
of Claims between Registrant and Mark Chandler, dated June 28,
1994

10.120(24)Amendment No.2 to Lease between John Arrillaga &
Richard T. Peery and Registrant, dated June 28, 1994

10.121(24)Amendment No. 3 to Lease between Devcon Associates 31 and Registrant, dated June 28, 1994

10.122(24)Confidential Resignation Agreement and General Release of Claims between Registrant and Skip Kilsdonk, dated September
7, 1994

10.123(24)Confidential Resignation Agreement and General Release of Claims between Registrant and Sallee Peterson, dated September
23, 1994

10.124(24)Waiver to Financing Agreement among Registrant and The
CIT Group/Business Credit, Inc., dated October 11, 1994

10.125(24)Amendment No. 1 to Financing Agreement between
Registrant and The CIT Group/Business Credit, Inc., dated October
31, 1994

10.126(27)License agreement between Registrant and NEC
Corporation, dated October 18, 1994

10.127(27)Lease Agreement for Premises Located at 1821 Lefthand
Circle,Suite D, between Registrant and Pratt Land Limited
Liability Company, dated October 19, 1994

10.128(27)Lease Agreement for Premises Located at 1841 Lefthand
Circle between Registrant and Pratt Land Limited Liability
Company,dated October 19, 1994

10.129(27)Lease Agreement for Premises Located at 1851 Lefthand
Circle between Registrant and Pratt Land Limited Liability
Company, dated October 19, 1994

10.130(27)Lease Agreement for Premises Located at 2121 Miller
Drive between Registrant and Pratt Land Limited Liability
Company, dated October 19, 1994

10.131(27)Lease Agreement for Premises Located at 2190 Miller
Drive between Registrant and Pratt Land Limited Liability
Company, dated October 19, 1994

10.132(27)Confidential Resignation Agreement and General Release of Claims between Registrant and Patricia M. Roboostoff, dated
November 30, 1994

10.133(27)Stock Purchase Agreement between Registrant, Maxoptix
Corporation and Kubota Electronics America Corporation, dated
December 26, 1994

10.134(28)Confidential Resignation Agreement and General Release of Claims between Registrant and Larry J. Smart, dated February
7, 1995

10.135(28)Lease Agreement by and between 345 Partnership and Registrant,dated February 24, 1995

10.136(28)Lease Agreement for Premises Located at 1900 Pike Road,
Suite A Longmont, CO, between Registrant as Tenant and Pratt Land
Limited Liability Company as Landlord, dated February 24, 1995

10.137(28)Lease Agreement for Premises Located at 2040 Miller
Drive Suite A, B, & C between Registrant as Tenant and Pratt Land
Limited Liability Company as Landlord, dated February 24, 1995

10.138(28)Manufacturing and Purchase Agreement by and Between
Registrant and Hyundai Electronics Industries Co., Ltd., dated
April 27, 1995 (with certain information deleted and indicated by blank spaces)

10.139(28)Lease Agreement for Premises Located at 2040 Miller
Drive, Suites D, E, & F, Longmont, CO, between Registrant as
Tenant and Pratt Management Company, LLC as Landlord

10.140(29)Memorandum of Understanding concerning Guarantee by Hyundai Electronics Co., Ltd. of Credit Facility for Registrant, dated July 17, 1995

10.141(29)Waiver to Financing Agreement among Registrant and The
CIT Group/Business Credit, Inc., dated August 2, 1995

10.142(33)Credit Agreement among Registrant and The Initial
Lenders and the Issuing Bank and Citibank, N.A., dated August 31,
1995

10.143(33)The Guaranty and Recourse Agreement among Registrant and Hyundai Electronics Industries Co., Ltd., dated August 31,
1995

10.144(33)Waiver to Financing Agreement among Registrant and the CIT Group/Business Credit, Inc., and Assignment Agreement among
Registrant, the CIT Group/Business Credit, Inc., and Finova
Capital Corporation, dated October 11, 1995.

10.145(33)Amendment to the Financing Agreement among Registrant and the CIT Group/Business Credit, Inc., dated October 17, 1995

10.146(34)First Supplemental Indenture, dated as of January 11,
1996, between Maxtor and State Street Bank and Trust Company

10.147(34)Credit Agreement, dated as of December 29, 1995 between
Maxtor Corporation and Hyundai Electronics America

10.148(25)Maxtor Corporation 1995 Stock Option Plan

10.149(26)Maxtor Corporation Individual Stock Option Agreement, dated November 8, 1994

10.150(30)Maxtor Corporation 1992 Employee Stock Purchase Plan
and 1996 Outside Directors Stock Option Plan, dated October 9,
1995

10.151(36)Maxtor Corporation 1996 Stock Option Plan

10.152(36)Intercompany Loan Agreement, dated as of April 10,
1996, between Maxtor Corporation and Hyundai Electronics America

10.153(36)Excerpts from the Execution Copy of Receivables
Purchase and Sale Agreement, dated as of March 30, 1996, between
Maxtor Corporation and Corporate Receivables Corporation and
Citicorp North America, Incorporated

10.154(35)Recapitalization Agreement among the Company,
International Manufacturing Services, Incorporated and certain investors, dated as of May 21, 1996

10.155(35)Redemption Agreement between Maxtor Corporation and
International Manufacturing Services, Incorporated, dated as of
May 21, 1996

10.156(35)Manufacturing Services Agreement between Maxtor
Corporation and International Manufacturing Services,
Incorporated, dated June 13, 1996*

10.157    Credit Facility, dated as of July 31, 1996, between
Maxtor Corporation and Hyundai Electronics America
                                                       34 - 35

27   Financial Data Schedule                           36 - 37


* Confidential treatment has been requested for portions of this document

- -----------------------------------------------------------------
(1)  Incorporated by reference to exhibits to Registration
Statement No. 2-98568 effective August 7, 1985
(2)  Incorporated by reference to exhibits to Registration
Statement No. 33-4092 effective April 2, 1986
(3)  Incorporated by reference to exhibits to Registration
Statement No. 33-12123 effective February 26, 1987
(4)  Incorporated by reference to exhibits to Registration
Statement No. 33-12768 effective April 23, 1987
(5)  Incorporated by reference to exhibits to Registration
Statement No. 33-43172 effective October 7, 1992
(6)  Incorporated by reference to exhibits to Registration
Statement No. 33-8607 effective September 10, 1986
(7)  Incorporated by reference to exhibits of Form 8-K filed
February 8, 1988
(8) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1988
(9) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1989
(10) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 1, 1990
(11) Incorporated by reference to exhibits of Form 8-K filed
July 13, 1990
(12) Incorporated by reference to exhibits of Form 8 filed
November 13, 1990
(13) Incorporated by reference to exhibits of Form 8 filed
January 8, 1991
(14) Incorporated by reference to exhibits to Annual Report on Form 10-K effective July 15, 1991
(15) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 25, 1992
(16) Incorporated by reference to exhibits of Form 8-K filed
January 8, 1993
(17) Incorporated by reference to exhibits to Annual Report on Form 10-K effective May 27, 1993
(18) Incorporated by reference to exhibits of Form 10-Q filed August 10, 1993
(19) Incorporated by reference to exhibits of Form 8-K filed
August 19, 1993
(20) Incorporated by reference to exhibits of Form 10-Q filed November 8, 1993
(21) Incorporated by reference to exhibits of Form 10-Q filed February 7, 1994
(22) Incorporated by reference to exhibits of Form 10-K filed June 24, 1994
(23) Incorporated by reference to exhibits of Form 10-Q filed August 5, 1994
(24) Incorporated by reference to exhibits of Form 10-Q filed November 8, 1994
(25) Incorporated by reference to exhibits to Registration
Statement No. 33-56405 effective November 10, 1994
(26) Incorporated by reference to exhibits to Registration
Statement No. 33-56407 effective November 10, 1994
(27) Incorporated by reference to exhibits of Form 10-Q filed February 7, 1995
(28) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 23, 1995
(29) Incorporated by reference to exhibits of Form 10-Q filed August 14, 1995
(30) Incorporated by reference to exhibits to Registration
Statement No. 33-63295 effective October 10, 1995
(31) Incorporated by reference to exhibit III of Schedule
14D-9 filed November 9, 1995
(32) Incorporated by reference to exhibit VI of schedule 14D-9 filed November 9, 1995
(33) Incorporated by reference to exhibits of Form 10-Q filed November 14, 1996
(34) Incorporated by reference to exhibits of Form 10-Q filed February 14, 1996
(35) Incorporated by reference to exhibits of Form 8-K filed
June 28, 1996
(36) Incorporated by reference to exhibits of Form 10-K filed July 1, 1996