Form 10-Q
period 1996-09-28
MAXTOR CORP
filed 1996-11-12
CIK 711039

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549


                          FORM 10-Q


X     Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended September 28, 1996.

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to


Commission File Number 0-14016


                       MAXTOR CORPORATION
     (Exact name of registrant as specified in its charter)

Delaware                                           77-0123732
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)

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

    X     Yes                                       No

No shares of Common Stock and 58,208,955 shares of Series A
Preferred Stock were issued and outstanding as of November 2, 1996.

This quarterly report on Form 10-Q contains 33 pages of which this is page number 1.

                       MAXTOR CORPORATION

                            FORM 10-Q

                       September 28, 1996

                              INDEX



Part  I.                                            Financial
Information                                         Page


 Item 1.              Consolidated Financial Statements

        Consolidated Statements of Operations -
          Three Months and Six Months Ended
          September 28, 1996 and September 30, 1995   3

        Consolidated Balance Sheets-
          September 28, 1996 and March 30, 1996     4-5

        Consolidated Statements of Cash Flows-
          Six Months Ended September 28, 1996
           and September 30, 1995                   6-7

        Notes to Consolidated Financial Statements 8-10


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations     11 - 17



Part  II. Other Information

 Item 1.  Legal Proceedings                          18



 Item 6.  Exhibits and Reports on Form 8-K           19



Signature Page                                       20





                 PART   I. FINANCIAL INFORMATION


Item 1. CONSOLIDATED FINANCIAL STATEMENTS



                       MAXTOR CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands)
                           (Unaudited)

                          Three Months Ended  Six Months Ended
                         Sept. 28,Sept. 30, Sept. 28,Sept. 30,
                            1996    1995      1996     1995

Revenue                   $276,640 $277,312  $532,608 $586,034
Revenue from affiliates      7,859    4,094    13,229   11,266
  Total revenue            284,499  281,406   545,837  597,300

Cost of revenue            282,883  277,703   611,234  557,331
Cost of revenue from
affiliates                   7,973    3,656    13,388   10,061
  Total cost of revenue    290,856  281,359   624,622  567,392

Gross margin                (6,357)      47   (78,785)  29,908

Operating expenses:
 Research and development   30,002   21,847    58,808   44,638
 Selling, general and
 administrative             19,800   19,486    44,044   38,462
Total operating expenses    49,802   41,333   102,852   83,100

Loss from operations       (56,159) (41,286) (181,637) (53,192)

Interest expense            (6,355)  (2,511)  (11,123)  (4,331)
Interest income                296      107       585      659

Loss before income taxes   (62,218) (43,690) (192,175) (56,864)
Provision for income taxes     221      798       453    1,451
Net loss                  $(62,439)$(44,488)$(192,628)$(58,315)




                     See accompanying notes.





                       MAXTOR CORPORATION
                   CONSOLIDATED BALANCE SHEETS
              (In thousands, except share amounts)
                           (Unaudited)

                                      Sept. 28,   March 30,
                                         1996        1996


ASSETS

Current assets:
  Cash and cash equivalents           $24,393      $52,794
  Accounts receivable, net of
     allowance for doubtful accounts
     of $4,963 at Sept. 28, 1996
     and $5,196 at March 30, 1996     129,376      121,818
  Accounts receivable from affiliates   6,658        4,426
  Inventories:
     Raw materials                     35,996       76,505
     Work-in-process                   15,041       37,614
     Finished goods                    32,420       41,816
                                       83,457      155,935
  Prepaid expenses and other            7,812       11,642
       Total current assets           251,696      346,615

Property, plant and equipment, at cost:
  Buildings                            29,193       24,984
  Machinery and equipment             192,116      192,115
  Furniture and fixtures               13,296       14,118
  Leasehold improvements               13,097       13,870
                                      247,702      245,087
  Less accumulated depreciation
   and amortization                  (155,047)    (156,925)
     Net property, plant and
     equipment                         92,655       88,162
  Other assets                         12,176        7,710
                                     $356,527     $442,487




                     See accompanying notes.








                       MAXTOR CORPORATION
                   CONSOLIDATED BALANCE SHEETS
              (In thousands, except share amounts)
                           (Unaudited)
                           (Continued)


                                      Sept. 28,    March 30,
                                         1996        1996


LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Short-term borrowings               $54,800     $110,595
  Short-term borrowings due to
    affiliate                          70,000       65,000
  Accounts payable                    109,760      160,102
  Accounts payable to affiliates        9,874        8,656
  Income taxes payable                  4,904        7,499
  Accrued payroll and payroll-
    related expenses                   18,437       16,727
  Accrued warranty                     19,565       23,751
  Accrued expenses                    103,476       18,934
  Long-term debt and capital lease
       obligations due within one
       year                               381        1,879
       Total current liabilities      391,197      413,143

Long-term debt and capital lease obligations
  due after one year                  229,095      100,181
Deferred tax liabilities                    -          300
Commitments and contingencies
Stockholder's deficit:
  Series A Preferred Stock,
       $0.01 par value, 95,000,000
       shares authorized; 58,208,955
       shares issued and outstanding
       at September 28, 1996; (no shares
       authorized, issued, or outstanding
       at March 30, 1996); liquidation
       value of $6.70 per share           582            -
  Common Stock, $0.01 par value,
       200,000,000 shares authorized;
       no shares issued or outstanding at
       September 28, 1996; (600 shares issued
       and outstanding at March 30, 1996)   -            -
  Additional paid-in capital          335,017      335,599
  Accumulated deficit                (599,364)    (406,736)
       Total stockholder's deficit   (263,765)     (71,137)
                                     $356,527     $442,487




                     See accompanying notes.







                       MAXTOR CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)
                                          Six Months Ended
                                          Sept. 28, Sept. 30,
                                           1996      1995
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
 Net loss                              $(192,628) $(58,315)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization          30,367    19,322
   Reserves for lower of cost or market   33,414         -
   Loss on disposal of property, plant
     and equipment                           116        47
   Gain on sale of subsidiary             (2,385)        -
   Other                                    (242)        -
   Change in assets and liabilities:
     Accounts receivable                  27,508   (29,906)
     Accounts receivable from affiliate   (2,232)
     Net collections of accounts receivable
       sold to financing company           6,000         -
     Inventories                          44,034   (53,477)
     Prepaid expenses and other            1,266    (4,714)
     Accounts payable                    (37,844)   15,157
     Accounts payable to affiliate         1,218         -
     Income taxes payable                 (1,629)      480
     Accrued payroll and payroll-related
       expenses                            4,364     2,180
     Accrued warranty                     (3,792)   (1,059)
     Accrued expenses                      1,074     2,249
 Total adjustments                       101,237   (49,721)
 Net cash used in operating activities   (91,391) (108,036)

Cash flows from investing activities:
 Proceeds from sale of subsidiary         25,000         -
 Proceeds from maturity of short-term
   investments                                 -    11,998
 Purchase of property, plant and
   equipment                             (36,715)  (30,105)
 Proceeds from disposal of property,
   plant and equipment                       256       133
 Other                                    (4,156)    3,288
 Net cash used in investing activities   (15,615)  (14,686)

Cash flows from financing activities:
 Net proceeds from (repayments of)
   short-term borrowings                  (49,285)  42,000
 Proceeds from borrowings under long term
   credit facility                        129,000        -
 Principal payments on long-term debt      (1,047)  (1,403)
 Principal payments under capital lease
   obligations                                (63)    (200)
 Proceeds from issuance of common stock,
  net of notes receivable, stock
   repurchases and tax benefits                 -    5,184
 Net cash provided by financing
   activities                              78,605   45,581

Net change in cash and cash equivalents   (28,401) (77,141)
Cash and cash equivalents at beginning
of period                                  52,794   96,518
Cash and cash equivalents at end of
period                                    $24,393  $19,377


                     See accompanying notes.


                       MAXTOR CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                             Six Months Ended
                                         Sept. 28,   Sept. 30,
                                            1996       1995

Supplemental disclosures of cash flow information:
 Cash paid for:
  Interest                                  $8,552    $ 237
  Income taxes                               1,747      929

Supplemental information on noncash investing and financing activities:

 Capital lease obligations                 $   156    $ 121
 Purchase of property, plant & equipment
  financed by accounts payable               8,522    4,072

 Exchange of Common Stock for Series A
   Preferred Stock                             582        -





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

On July 26, 1996, the Company filed Form 8-K with the Securities and Exchange Commission (SEC) to change its fiscal year end to be consistent with the year end of HEA. The fiscal year end changed from the last Saturday of March to the last Saturday of December conforming to its 52/53-week year methodology. For calendar year 1996, the fiscal year will end on December 28. The fiscal nine-month period ending December 28, 1996 will comprise 39 weeks, three 13-week quarters. The fiscal year ended March 30, 1996 comprised 53 weeks, as the quarter ended July 1, 1995 included 14 weeks. All other quarters comprised 13 weeks.


2.   Financing facilities

On August 31, 1995, the Company established a $100 million unsecured, revolving line of credit through Citibank, N.A. and syndicated among ten banks, which was guaranteed by Hyundai Electronics Industries Co., Ltd. (HEI), the majority shareholder of HEA. All outstanding principal and interest was paid on August 29, 1996, terminating this facility.

On March 30, 1996, the Company entered into an accounts receivable securitization program with Citicorp Securities, Inc. Under this program, the Company can sell up to $100 million of its eligible trade accounts receivables on a non-recourse basis. The face amount of the eligible receivables are discounted based on the Capital Receivables Corporation commercial paper rate (5.26% as of September 28, 1996) plus commission and is subject to a 10% retention. As of September 28, 1996, $49.3 million in sales of accounts receivable whereby proceeds had not yet been received were included in accounts receivable, and $55.3 million in collections of accounts receivable not yet remitted were included in accrued expenses.

On January 31, 1996, the Company signed a one year credit facility in the amount of $13.8 million to be used for capital equipment requirements at the Singapore facility which bears interest at a rate based on the LIBOR plus 0.8 percent. This credit facility is guaranteed by HEI and all outstanding amounts of principal and accrued interest are due and payable on February 2, 1997. As of September 28, 1996, borrowings under this facility amounted to $13.8 million.

On April 10, 1996, the Company obtained a $100 million intercompany line of credit from HEA. This line of credit allows for draw downs up to $100 million and interest is payable quarterly at a rate per annum of 0.1 percent above HEA's average monthly cost of borrowing. All outstanding amounts of principal and accrued interest are due and payable on April 10, 1997. As of September 28, 1996, $70 million was outstanding. The Company's intention is to retire this line of credit by December 28, 1996. On July 31, 1996, the Company obtained a $35 million credit facility from HEA. This facility was primarily used for operating purposes and bore interest at a rate based on the LIBOR plus 0.7 percent. All outstanding amounts of principle and accrued interest were due and payable on December 31, 1996. On August 30, 1996, all outstanding principal and interest was paid. The Company does not intend to borrow any additional funds under this facility.

On August 29, 1996, the Company established two unsecured, revolving lines of credit totaling $215 million (the Facilities) through Citibank, N. A. and syndicated among fifteen banks. The Facilities are guaranteed by HEI. $86 million of the Facilities is a 364-day committed facility, renewable annually at the option of the syndicate banks. The facility will be used primarily for general operating purposes and bears interest at a rate based on the LIBOR plus 0.53 percent. As of September 28, 1996, $41 million of borrowings under this line of credit were outstanding. $129 million of the Facilities is a three year committed facility that will also be used primarily for general operating purposes and bears interest at a rate based on the LIBOR plus 0.53 percent. As of September 28, 1996, $129 million of borrowings under this line of credit were outstanding.

Under the terms of the 364-day committed facility, the Company can seek $35 million of additional credit extension from banks that are either part of the existing syndication or other banks willing to join the syndication. The Company has decided to seek an additional $35 million under this provision and as of September 28, 1996, one existing syndicate member had agreed to a $10 million commitment increase.


3.   Contingencies

As part of the acquisition of the MiniScribe business in June 1990, the Company was assigned a patent license agreement between MiniScribe and Rodime plc (Rodime) covering patents related to 3.5-inch disk
drives.   The  Company  believes that the  assignment  was  valid;
however,  Rodime  has taken the position that the  assignment  was
invalid  and  would  not  in  any  event  cover  3.5-inch   drives
manufactured and sold by
the  Company  before the acquisition of MiniScribe's  assets.   In
February 1993, Maxtor commenced an action for declaratory relief in the U.S. Bankruptcy Court in Denver, Colorado seeking a judgment that the assignment was valid. Rodime filed a denial and counterclaim for patent infringement. In April 1994, the relevant claims of the Rodime patent at issue in Rodime's counterclaims were declared invalid in litigation
between   Rodime   and  another  disk  drive  manufacturer.    The
litigation between the Company and Rodime was then stayed pending an appeal by Rodime. In November 1995, the Federal Circuit Court of Appeals affirmed the lower court decision. In February 1996, Rodime filed a petition with the U.S. Supreme Court requesting review of the Federal Circuit Court's opinion, which was denied. Rodime subsequently proposed that this matter be dismissed. Following negotiations, an agreement was reached regarding the terms of release and dismissal among the parties. In September 1996, the releases were executed, and dismissal of this matter was entered in October 1996.

In November 1995, three separate actions (Wacholder v. Gallo, et al., Silver v. Maxtor, et al., and Barrington v. Gallo, et al.) were filed in the Court of Chancery of the State of Delaware, in and for New Castle County. Each of the foregoing actions generally alleged a breach of fiduciary duty by the Company's directors in connection with the offer to purchase the Company by Hyundai Electronics America and sought class certification, preliminary and permanent injunctive relief to prevent the acquisition, and damages and attorneys' fees. These actions were subsequently consolidated with a similar California action (Campanella
v. Maxtor, et al.). Thereafter, following negotiations among counsel to parties to the consolidated action, an agreement in principle for settlement was reached. A memorandum of understanding was executed by the parties which provided that in exchange for certain additional disclosures to the Company's shareholders regarding the circumstances of the tender offer, the foregoing actions would be settled, subject to completion of confirmatory discovery, approval by the Court of Chancery, and payment by the Company of plaintiffs' counsel fees and costs in an amount not to exceed $315,000. Following agreement among the parties on the final terms of settlement and completion of the actions contemplated thereby, settlement documents were submitted to the Court of Chancery. In August, the Court issued a Scheduling Order which set a hearing date of October 22, 1996. Within 30 days of the Order, the Company caused to be mailed to each member of the settlement class (as defined by the terms of settlement) a "Notice of Pendency of Class Action, Proposed
Settlement of Class Action and Settlement Hearing." The Settlement Hearing was held as scheduled, and an order approving the terms of settlement was entered on October 23, 1996. If there is no appeal by dissenters within a 30-day period, the Delaware order will become final on November 23, 1996. The Company plans to file a motion to dismiss the Campanella action in California court. Within five days of such dismissal, the Company will effect payment to plaintiffs' counsel.

In March 1996, a pro se complaint was filed in U. S. District Court for the Southern District of New York by Morton Berman (Berman v. Maxtor Corporation, et al.). The complaint alleged certain claims arising out of violation of U.S. Securities law, Racketeer Influenced Corrupt Organization Act of 1970, and common law doctrines of fraud, negligence and negligent misrepresentation, against the Company and several former and current executive officers of the Company. In April 1996, a motion for dismissal was filed on behalf of the Company and the other defendants. In June 1996, Berman filed papers opposing the motion and the Company replied. Also in June 1996, Berman filed a motion to amend his complaint and the Company opposed the motion, requesting that the court defer adjudication of Berman's motion to amend until it ruled upon the Company's motion to dismiss. In September 1996, the Court denied Berman's motion to amend his complaint and granted the Company's motion. An order dismissing Berman's claims was entered on September 27, 1996 and became final on October 27, following expiration of the 30-day appeal period.

Certain other claims, including other patent infringement claims, against the Company have arisen in the course of its business. There is presently no litigation involving such claims, and the Company believes the outcome of these claims, and the claims described above, will not have a material adverse effect, if any, on the Company's financial position, results of operations or cash flows.


4.   Subsequent Event

As of October 18, 1996, the Company had arranged to obtain a $10 million uncommitted, unsecured credit facility from the Seoul, Korea branch of Banque Paribas bearing interest at a rate based on the LIBOR plus 0.5 percent. The full amount of this line was drawn on October 31, 1996. This line is guaranteed by HEI and will be used primarily to meet working capital needs.
This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in Item 2. Management's Discussions and Analysis of
Financial Condition and Results of Operations, "-General", "- Industry Characteristics", "-Manufacturing Characteristics," and "- Liquidity and Capital Resources", and elsewhere in this report,
that   could  cause  actual  results  to  differ  materially  from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," "will," "may" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

General
The Company is subject to the highly cyclical nature of the disk drive industry. The industry is characterized by rapid technological change, short product life cycles, intense competition, and significant price erosion during a product life cycle. At times, the industry is also subject to excess production capacity and component cost pressures as a result of key component shortages. Specifically, with the overall growth experienced by the disk drive industry in fiscal 1996 and 1995, shortages of certain key components for the industry occurred in early 1996. Then during the quarter ended June 29, 1996, the industry experienced excess capacity due to a consolidation in the industry coupled with weak market demand. Toward the end of the current quarter, the industry experienced an increase in market demand which reduced excess capacity and inventories existing at the end of the prior quarter. In addition to being impacted by these industry factors, the Company has been less successful in the past several years than its competitors in managing product transitions and has been unable to bring certain products to market in a timely and cost effective manner. Further, many of the Company's competitors have had broader product lines than the Company with which to compete in this environment.

As a result of the factors discussed above and others, the Company has incurred operating losses during each of the last fifteen consecutive fiscal quarters, including the fourth quarter of fiscal year 1995 for which the Company reported net income of approximately $1.1 million as a result of a non-recurring gain of approximately $10 million from the sale of the Company's interest in Maxoptix Corporation. Primarily as a result of continuing pricing pressures, product cost and time-to-market issues with regard to certain products, the Company has not been profitable during 1996.

Industry Characteristics
Data storage manufacturers continually strive for larger storage capacities, higher performance and lower cost resulting in shortened product life cycles. Shorter product life cycles increase the importance of a company's ability to successfully manage product transitions Certain new products introduced by competitors, as well as those introduced by the Company, tend to displace older products. The failure to continuously manage product transitions results in a loss of new market opportunities and decreasing sales of existing products, cancellation of products or product lines, the accumulation of obsolete and excess inventory, and resulting charges related to obsolete capital equipment. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results. There can be no assurance that the Company will be successful in such efforts.

When competitors introduce products which offer greater capacity, better performance, lower prices or any combination of these factors, and when the Company's new products are not brought to market on a timely basis, the selling price of its older products generally must be reduced in order to compete effectively with competitors' new products. Also due to the narrowness of the Company's product offerings relative to its competition, any delay in bringing a product to market will have a more significant adverse effect on the Company's results of operations than a similar delay would have on its competitors' results of operations. The Company experienced significant price erosion for certain products in the first half of 1996 due to competitive pricing pressures as competitors sold off excess and redundant inventories. In the current quarter, the Company experienced a decrease in pricing pressures due to improved market demand, resulting in decreased inventory levels from the prior quarter. The Company believes the industry has stabilized from the excessive inventory position existing at the end of the prior quarter. There can be no assurance that price erosion will not continue to increase substantially.

Manufacturing Characteristics
The Company's manufacturing processes require large volumes of high-quality components supplied by outside suppliers. The Company periodically receives communication from vendors that they may be unable to supply required volumes of certain key components. While the Company has qualified and continues to qualify multiple sources for many components, it is reliant on, and will continue to be reliant on, single sources for many semi-custom and custom integrated circuits and other key components. Generally, the Company does not have long-term supply contracts with most of its single source vendors, some of which are companies with limited financial and operational resources. In light of current industry conditions, including consolidation of competitors and varying demand for hard disk storage products, the Company is reassessing its requirements for volume components and has reduced its commitments to vendors where appropriate.

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

The quality and yield of the Company's products is highly dependent on the Company's ability to obtain high-quality components and sub-assemblies, and its internal manufacturing processes. In the past, the Company's operating results have been adversely affected by production delays and quality problems resulting from its inability to obtain certain key components and by the failure of certain components to meet requisite quality standards. The Company has implemented a number of programs to improve the quality of its key components and subassemblies, and its internal manufacturing processes. The Company continues to strive to improve the quality of its products and believes that it must continue to focus on product quality to improve its competitive position in the disk drive industry. However, there can be no assurance that the Company will be successful in improving or maintaining its current quality standards.



                      Three Months Ended          Six Months Ended
                      Sept. 28, Sept. 30, Sept. 28, Sept. 30,
(In millions)          1996        1995      1996      1995

Revenue                 $284.5    $281.4    $545.8    $597.3

Gross margin            $ (6.4)   $  0.0    $(78.8)   $ 29.9
     As a percentage
      of revenue         (2.2%)      0.0%   (14.4%)      5.0%

Net loss                $(62.4)   $(44.5)   $(192.6)  $(58.3)
     As a percentage
      of revenue        (21.9%)   (15.8%)    (35.3%)   (9.8%)



Revenue
Revenue for the quarter ended September 28, 1996 increased by 1% from the same prior year period due to an increase in units sold and a slightly higher average sales price related to the shift in product mix, more than offsetting the negative impact on revenues resulting from the sale of a majority interest in a wholly-owned subsidiary occurring in June 1996. The Company is still feeling the effects of pricing pressures resulting from a consolidation of competitors. However demand increased during the quarter, especially in September, as industry inventories of products which have received market acceptance decreased. Unit volumes increased by 5% for the current quarter compared to prior year. In terms of a shift in product mix, substantially all of the Company's current quarter unit volume comprised drives in excess of 1.0GB.

Comparing the current six month period with prior year, revenue decreased 9% or $51.5M, primarily due to a slower market demand period following a similar trend in the PC industry especially during the first half of the current six month period. In addition, revenue for the six months ended September 30, 1995 reflects a 27-week period compared to a 26-week period for the current six month period. The quarter ended July 1, 1995 was extended to realign fiscal year end periods for the 53-week fiscal year 1996.

During the quarter ended September 28, 1996, the Company had two customers which accounted for more than 10% of the Company's revenue. Only one customer accounted for more than 10% of the
Company's revenues for the six month period ending September 28, 1996. During the quarter ended and the six months ended September 30, 1995, one customer accounted for 10% or greater of the Company's revenue.

Gross margin
For the current quarter, gross margin was relatively comparable to the prior year's period though average unit costs were slightly higher due to the product mix shift previously discussed.

Despite the shift to higher capacity products, gross margin for the current six month period declined slightly compared to same prior year period, due to a substantial drop in average unit selling prices in the first half of the period. In addition, during the current six month period, the Company incurred a $42.3 million charge for products in inventory and scheduled to be built the remainder of the calendar year which have market prices lower than cost. Of this amount, $33.4 million is reserved at September 28, 1996. Also occurring in the period was a one-time charge of $6.5 million to consolidate certain manufacturing activities, including the closure of a headstack assembly plant in Thailand and a reduction of production shifts in Singapore.

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


Operating expenses

                      Three Months Ended  Six Months Ended
                      Sept. 28, Sept. 30, Sept. 28, Sept. 30,
(In millions)          1996        1995      1996      1995

Research and development $30.0     $21.8    $58.8  $   44.6
     As a percentage
       of revenue         10.5%     7.7%     10.8%      7.5%

Selling, general and
  administrative        $ 19.8     $19.5     $44.0  $   38.5
     As a percentage
      of revenue           7.0%     6.9%      8.1%      6.4%


Research and development (R&D) expenses increased in absolute dollars and as a percentage of revenue primarily as a result of the Company's continued commitment to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its future success. Although the Company has no technology purchases currently planned, R&D expenses may fluctuate in the future if the Company decides to acquire rights to new technologies.

For the current quarter, SG&A expenses as a percentage of revenue and in absolute dollars were consistent with the same period in the prior year. The stabilization of SG&A expenses during the quarter is attributed to a headcount reduction and lower marketing and advertising costs. Selling, general and administrative (SG&A) expenses as a percentage of revenue for the current six months increased from the same period in the prior year due to the decrease in the revenue base as discussed earlier. SG&A spending in absolute dollars increased primarily due to increased administrative expenses for executive severances and bonuses, and charges incurred for the relocation of the Corporate offices, which offset the Company's ongoing efforts to reduce costs and expenditures. The Company intends to continue efforts to reduce costs in future quarters, however, there can be no assurance that the Company will be successful in such efforts.

Interest expense and interest income

                      Three Months Ended  Six Months Ended
                      Sept. 28, Sept. 30, Sept. 28, Sept. 30,
(In millions)          1996        1995      1996      1995

Interest expense      $  6.3    $  2.5    $ 11.1     $  4.3
Interest income       $  0.3    $  0.1    $  0.6     $  0.7


Interest expense increased due to substantially higher average borrowings on the Company's lines of credit required to fund the Company's operations. The Company had $170 million of borrowings outstanding under the $215 million Citibank, N.A. facilities and $70 million outstanding on the intercompany line of credit from HEA as of September 28, 1996. The Company expects to maintain higher levels of borrowings through 1997. Interest income remained consistent with prior periods.


Provision for income taxes

                      Three Months Ended          Six Months Ended
                      Sept. 28, Sept. 30, Sept. 28, Sept. 30,
(In millions)          1996        1995      1996      1995

Provision for income
  taxes                $  0.2    $  0.8       $0.5      $1.5


The provision for income taxes consists primarily of foreign taxes. In June 1996, the Company sold a majority interest in its wholly-owned subsidiary, which had its primary operations in Hong Kong, resulting in lower foreign taxes for the current quarter. The Company's effective tax rate for fiscal years March 30, 1996 and March 25, 1995 differs from the combined federal and state rates due to the repatriation of foreign earnings absorbed by current year losses, and the Company's U.S. operating losses not providing current tax benefits, offset in part by the tax savings associated with the Company's Singapore operations and valuation of temporary differences. Income from the Singapore and Thailand operations is not taxable in Singapore or Thailand, as a result of the Company's tax holiday in both locations.

LIQUIDITY AND CAPITAL RESOURCES

                                 September 28,
(In millions)                      1996

Cash and cash equivalents          $24.4

Short-term borrowings              $54.8

Short-term borrowings due
  to affiliate                     $70.0

Net cash used in operating
  activities                       $91.4

Net cash used in investing
  activities                       $15.6

Net cash provided by financing
  activities                       $78.6


As of September 28, 1996, the Company's cash and cash equivalents decreased $28.4 million due primarily to operating losses.

Net cash used in operating activities during the current six months was primarily attributable to the net loss from operations net of non-cash depreciation and amortization, and net of a charge for products in inventory and scheduled to be built through calendar 1996 which have market prices that are lower than cost. Also contributing to the decrease in cash from operating activities is a decrease accounts payable, offset by decreases in accounts receivable and inventories. The decrease in accounts receivable is due to a decrease in revenues comparing September to March. The decrease in inventories is due to strong shipments in September coupled with an overall reduction of the Company's build schedule. The reduction in the Company's build schedule combined with an increase in borrowings contributed to the decrease in accounts payable.

Net cash used in investing activities during the current six months was primarily attributable to $36.7 million in capital expenditures offset by $25 million in proceeds from the sale of a majority interest of a wholly-owned subsidiary. The majority of the capital expenditures activity related to the acquisition of manufacturing and engineering equipment to develop new products and enhance the productivity of the Singapore manufacturing facility. In addition, $5.1 million was advanced to a supplier to build certain key components under a volume purchase agreement.

The Company entered into an agreement in June 1996, subsequently amended in August 1996, with a supplier to build certain key components. Under the terms of this agreement as amended, the Company has agreed to advance up to $14 million to the supplier, by March 31, 1997, to finance purchases of certain equipment required to manufacture product volumes as committed under this agreement. Such advances will be repaid to the Company in the form of price discounts and are secured by the equipment purchased. As of September 28, 1996, $5.1 million was advanced under the agreement.

Net cash provided by financing activities during the current six months is primarily due to $170 million in proceeds from additional credit facility borrowings, offset by a $95 million paydown on a previous credit facility.

On August 31, 1995, the Company established a $100 million unsecured, revolving line of credit through Citibank, N.A. and syndicated among ten banks, which was guaranteed by Hyundai Electronics Industries Co., Ltd. (HEI), the majority shareholder of HEA. All outstanding principal and interest was paid on August 29, 1996, terminating this facility.

On March 30, 1996, the Company entered into an accounts receivable securitization program with Citicorp Securities, Inc. Under this program, the Company can sell up to $100 million of its eligible trade accounts receivables on a non-recourse basis. The face amount of the eligible receivables are discounted based on the Capital Receivables Corporation commercial paper rate (5.26% as of September 28, 1996) plus commission and is subject to a 10% retention. As of September 28, 1996, $49.3 million in sales of accounts receivable whereby proceeds had not yet been received were included in accounts receivable, and $55.3 million in collections of accounts receivable not yet remitted were included in accrued expenses.

On January 31, 1996, the Company signed a one year credit facility in the amount of $13.8 million to be used for capital equipment requirements at the Singapore facility which bears interest at a rate based on the LIBOR plus 0.8 percent. This credit facility is guaranteed by HEI and all outstanding amounts of principal and accrued interest are due and payable on February 2, 1997. As of September 28, 1996, borrowings under this facility amounted to $13.8 million.

On April 10, 1996, the Company obtained a $100 million intercompany line of credit from HEA. This line of credit allows for draw downs up to $100 million and interest is payable quarterly at a rate per annum of 0.1 percent above HEA's average monthly cost of borrowing. All outstanding amounts of principal and accrued interest are due and payable on April 10, 1997. As of September 28, 1996, $70 million was outstanding. The Company's intention is to retire this line of credit by December 28, 1996.

On July 31, 1996, the Company obtained a $35 million credit facility from HEA. This facility was primarily used for operating purposes and bore interest at a rate based on the LIBOR plus 0.7 percent. All outstanding amounts of principle and accrued interest were due and payable on December 31, 1996. On August 30, 1996, all outstanding principal and interest was paid. The Company does not intend to borrow any additional funds under this facility.

On August 29, 1996, the Company established two unsecured, revolving lines of credit totaling $215 million (the Facilities) through Citibank, N. A. and syndicated among fifteen banks. The Facilities are guaranteed by HEI. $86 million of the Facilities is a 364-day committed facility, renewable annually at the option of the syndicate banks. The facility will be used primarily for general operating purposes and bears interest at a rate based on the LIBOR plus 0.53 percent. As of September 28, 1996, $41 million of borrowings under this line of credit were outstanding. $129 million of the Facilities is a three year committed facility that will also be used primarily for general operating purposes and bears interest at a rate based on the LIBOR plus 0.53 percent. As of September 28, 1996, $129 million of borrowings under this line of credit were outstanding.

Under the terms of the 364-day committed facility, the Company can seek $35 million of additional credit extension from banks that are either part of the existing syndication or other banks willing to join the syndication. The Company has decided to seek an additional $35 million under this provision and as of September 28, 1996, one existing syndicate member had agreed to a $10 million commitment increase.

As of October 18, 1996, the Company had arranged to obtain a $10 million uncommitted, unsecured credit facility from the Seoul, Korea branch of Banque Paribas bearing interest at a rate based on the LIBOR plus 0.5 percent. The full amount of this line was drawn on October 31, 1996. This line is guaranteed by HEI and will be used primarily to meet working capital needs.

As of November 2, 1996, the Company had $283.8 million of borrowings drawn on existing credit facilities. This balance is comprised of $200 million on the facilities through Citibank, $10 million on the Banque Paribas facility, $60 million on the HEA facility, and $13.8 million on the Singapore capital equipment loan.

The liquidity of the Company was adversely affected during fiscal year ended March 30, 1996 by significant losses from operations and liquidity has been significantly reduced compared to the same period in the prior year. In addition to the $215 million in credit facilities obtained during the current quarter, the Company is implementing ongoing measures with the goal of decreasing losses from operations and thus improving liquidity. In addition to attempting to improve operating margins on product sales through the introduction of new products and reduction of manufacturing costs, the Company remains focused on reducing operating expenses and improving asset management. The Company believes, however, that it must continue to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its future success.

The Company expects that it will require additional sources of liquidity, including alternative sources of financing through 1996 and 1997. The Company is engaged in ongoing discussions with various parties, including HEI, HEA and certain financial institutions regarding additional sources of financing, including an infusion of equity. The Company intends to terminate its current credit facilities with HEA by December 28, 1996 with the understanding that new credit facilities may be available if needed in 1997. While the Company believes that additional sources of financing will be available, there can be no assurance that financing will be available on terms which are favorable to the Company.

Subject to unforeseen changes in general business conditions, the Company believes that the combination of the measures described above and other available actions, together with its balances of cash and cash equivalents, equipment financing and other borrowing capabilities (supported by HEI) will be sufficient to fund the Company's working capital and capital expenditure requirements for the foreseeable future.



DIVIDEND POLICY

The  Company  has never paid cash dividends on its capital  stock.
The holders of shares of Series A Preferred Stock shall be entitled, when and as declared by the Board of Directors, to dividends out of funds legally available therefor at a rate of $0.40 per share, per annum (as adjusted to reflect certain transactions), prior to the declaration, setting aside or payment of any dividend to the holders of the Company's Common Stock. No dividend shall be declared or set apart for payment with respect to the Common Stock in any year, unless there shall have been declared and paid (or set apart for payment) the full preferential dividend set forth above with respect to the Series A Preferred Stock during such year. Dividends shall not be cumulative and no undeclared or unpaid dividend shall bear interest. Under the terms of the Company's credit facilities, the Company may not declare or pay any dividends without the prior consent of its lenders.


                   PART II. OTHER  INFORMATION

Item 1.  LEGAL PROCEEDINGS


As part of the acquisition of the MiniScribe business in June 1990, the Company was assigned a patent license agreement between MiniScribe and Rodime plc (Rodime) covering patents related to 3.5-inch disk
drives.   The  Company  believes that the  assignment  was  valid;
however,  Rodime  has taken the position that the  assignment  was
invalid  and  would  not  in  any  event  cover  3.5-inch   drives
manufactured and sold by
the  Company  before the acquisition of MiniScribe's  assets.   In
February 1993, Maxtor commenced an action for declaratory relief in the U.S. Bankruptcy Court in Denver, Colorado seeking a judgment that the assignment was valid. Rodime filed a denial and counterclaim for patent infringement. In April 1994, the relevant claims of the Rodime patent at issue in Rodime's counterclaims were declared invalid in litigation
between   Rodime   and  another  disk  drive  manufacturer.    The
litigation between the Company and Rodime was then stayed pending an appeal by Rodime. In November 1995, the Federal Circuit Court of Appeals affirmed the lower court decision. In February 1996, Rodime filed a petition with the U.S. Supreme Court requesting review of the Federal Circuit Court's opinion, which was denied. Rodime subsequently proposed that this matter be dismissed. Following negotiations, an agreement was reached regarding the terms of release and dismissal among the parties. In September 1996, the releases were executed, and dismissal of this matter was entered in October 1996.

In November 1995, three separate actions (Wacholder v. Gallo, et al., Silver v. Maxtor, et al., and Barrington v. Gallo, et al.) were filed in the Court of Chancery of the State of Delaware, in and for New Castle County. Each of the foregoing actions generally alleged a breach of fiduciary duty by the Company's directors in connection with the offer to purchase the Company by Hyundai Electronics America and sought class certification, preliminary and permanent injunctive relief to prevent the acquisition, and damages and attorneys' fees. These actions were subsequently consolidated with a similar California action (Campanella
v. Maxtor, et al.). Thereafter, following negotiations among counsel to parties to the consolidated action, an agreement in principle for settlement was reached. A memorandum of understanding was executed by the parties which provided that in exchange for certain additional disclosures to the Company's shareholders regarding the circumstances of the tender offer, the foregoing actions would be settled, subject to completion of confirmatory discovery, approval by the Court of Chancery, and payment by the Company of plaintiffs' counsel fees and costs in an amount not to exceed $315,000. Following agreement among the parties on the final terms of settlement and completion of the actions contemplated thereby, settlement documents were submitted to the Court of Chancery. In August, the Court issued a Scheduling Order which set a hearing date of October 22, 1996. Within 30 days of the Order, the Company caused to be mailed to each member of the settlement class (as defined by the terms of settlement) a "Notice of Pendency of Class Action, Proposed
Settlement of Class Action and Settlement Hearing." The Settlement Hearing was held as scheduled, and an order approving the terms of settlement was entered on October 23, 1996. If there is no appeal by dissenters within a 30-day period, the Delaware order will become final on November 23, 1996. The Company plans to file a motion to dismiss the Campanella action in California court. Within five days of such dismissal, the Company will effect payment to plaintiffs' counsel.

In March 1996, a pro se complaint was filed in U. S. District Court for the Southern District of New York by Morton Berman (Berman v. Maxtor Corporation, et al.). The complaint alleged certain claims arising out of violation of U.S. Securities law, Racketeer Influenced Corrupt Organization Act of 1970, and common law doctrines of fraud, negligence and negligent misrepresentation, against the Company and several former and current executive officers of the Company. In April 1996, a motion for dismissal was filed on behalf of the Company and the other defendants. In June 1996, Berman filed papers opposing the motion and the Company replied. Also in June 1996, Berman filed a motion to amend his complaint and the Company opposed the motion, requesting that the court defer adjudication of Berman's motion to amend until it ruled upon the Company's motion to dismiss. In September 1996, the Court denied Berman's motion to amend his complaint and granted the Company's motion. An order dismissing Berman's claims was entered on September 27, 1996 and became final on October 27, following expiration of the 30-day appeal period.


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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

b)Reports on Form 8-K:

  On September 13, 1996, a current report on Form 8-K was filed by the Registrant to report the establishment of two unsecured, revolving lines of credit totaling $215 million through Citibank, N. A. and syndicated among fifteen banks.

c)Exhibits:
  See Index to Exhibits on pages 21 to 31 hereof.





                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MAXTOR CORPORATION



Date:November 12, 1996             By:/s/ Paul J. Tufano
                                      Paul J. Tufano
                                      Vice President, Finance and
                                      Chief Financial Officer





2.1       (31) Agreement and Plan
          of Merger dated November 2, 1995 between Registrant, Hyundai Electronics America and Hyundai Acquisition, Inc.

3.1       (6) Certificate of Incorporation

3.2       (8) Certificate of Amendment of Certificate of
          Incorporation of Maxtor Corporation, dated
          December 23, 1987

3.3       (8) By-Laws as amended July 21, 1987

3.4       (21)Amended and Restated By-Laws of Maxtor Corporation,
          A Delaware Company, effective February 3, 1994

3.5 (21)Restated Certificate of Incorporation of Maxtor Corporation effective February 3, 1994

3.6 (36)Amended and Restated Certificate of Incorporation of Maxtor Corporation, dated June 6, 1996

3.7       (36)Amended and Restated By-Laws, effective May 14, 1996

3.8       (37)Exchange Agreement effective June 18, 1996, between
          Maxtor Corporation and Hyundai Electronics America

4.1       (3)Form of Certificate of Shares of Registrant's Common Stock

4.2       (7)Maxtor Corporation Rights Plan

4.3 (22)Amendment to Rights Agreement between Registrant and the First National Bank of Boston, dated September 10, 1993

4.4 (32)Amendment No. 2 to Rights Agreement between Registrant and the First National Bank of Boston, dated November 2, 1995.

10.1 (1)Omnilease Corporation Master Lease Agreement No. 300362, dated as of January 14, 1983 and addenda thereof

10.2 (1)Lease Agreement between Orchard Investment Company No. 801, formerly Nelo, a California general partnership and Registrant, dated March 23, 1984

10.3 (1)Lease Commitment between Walter E. Heller & Company and Registrant, dated as of March 11, 1985

10.4 (1)Stock Purchase Agreement between Steven P. Kitrosser and Registrant, dated May 21, 1985

10.5 (1)Stock Purchase Agreement between James McCoy and Registrant, dated May 21, 1985

10.6      (1)Equipment Lease Agreement between Pacific Western
          (formerly Pacific Valley) Bank and Registrant, dated June 26, 1985

10.7 (1)Continuing Guaranty between Maxtor Singapore Limited and Bank of America N.T. & S.A., dated July 27, 1985

10.8 (9)Lease Agreement between John Arrillaga, Separate Property Trust, Richard T. Perry, Separate Property Trust and Registrant, dated August 27, 1986

10.9      (3)Marketing and Distribution Agreement between
          Ricoh Company, Ltd. and Registrant, dated October 14, 1986

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

10.123(24)Confidential Resignation Agreement and
          General Release of Claims between
          Registrant and Sallee Peterson, dated
          September 23, 1994

10.124(24)Waiver to Financing Agreement among Registrant and The
          CIT Group/Business Credit, Inc., dated October 11,
          1994

10.125(24)Amendment No. 1 to Financing Agreement between Registrant and The CIT
          Group/Business Credit, Inc., dated October 31, 1994

10.126(27)License agreement between Registrant and
          NEC Corporation, dated October 18, 1994

10.127(27)Lease Agreement for Premises Located at
          1821 Lefthand Circle, Suite D, between
          Registrant and Pratt Land Limited Liability Company, dated October 19, 1994

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

10.155(35)Redemption Agreement between Maxtor
          Corporation and International Manufacturing
          Services, Incorporated, dated as of May 21,
          1996

10.156(35)Manufacturing Services Agreement between
          Maxtor Corporation and International
          Manufacturing Services, Incorporated, dated
          June 13, 1996*

10.157(37)Credit Facility, dated as of July 31, 1996, between Maxtor Corporation and Hyundai
          Electronics America

10.158(38)364-Day Credit Agreement, dated August 29,
          1996, among Maxtor Corporation, Citibank,
          N.A., and Syndicate Banks

10.159(38)Credit Agreement, dated August 29, 1996, among
          Maxtor Corporation, Citibank, N.A., and
          Syndicate Banks

27
          Financial Data Schedule


*
          Confidential treatment has been requested for portions of this document

------------------------------------------------------------------
(1) Incorporated by reference to exhibits to Registration Statement No. 2-98568 effective August 7, 1985
(2) Incorporated by reference to exhibits to Registration Statement No. 33-4092 effective April 2, 1986
(3) Incorporated by reference to exhibits to Registration Statement No. 33-12123 effective February 26, 1987
(4) Incorporated by reference to exhibits to Registration Statement No. 33-12768 effective April 23, 1987
(5) Incorporated by reference to exhibits to Registration Statement No. 33-43172 effective October 7, 1992
(6) Incorporated by reference to exhibits to Registration Statement No. 33-8607 effective September 10, 1986
(7)  Incorporated by reference to exhibits of Form 8-K filed
     February 8, 1988
(8) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1988
(9) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1989
(10)Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 1, 1990
(11)Incorporated by reference to exhibits of Form 8-K filed July
    13, 1990
(12)Incorporated by reference to exhibits of Form 8 filed November
    13, 1990
(13)Incorporated by reference to exhibits of Form 8 filed January
    8, 1991
(14)Incorporated by reference to exhibits to Annual Report on Form 10-K effective July 15, 1991
(15)Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 25, 1992
(16)Incorporated by reference to exhibits of Form 8-K filed
    January 8, 1993
(17)Incorporated by reference to exhibits to Annual Report on Form 10-K effective May 27, 1993
(18)Incorporated by reference to exhibits of Form 10-Q filed
    August 10, 1993
(19)Incorporated by reference to exhibits of Form 8-K filed August
    19, 1993
(20)Incorporated by reference to exhibits of Form 10-Q filed
    November 8, 1993
(21)Incorporated by reference to exhibits of Form 10-Q filed
    February 7, 1994
(22)Incorporated by reference to exhibits of Form 10-K filed June
    24, 1994
(23)Incorporated by reference to exhibits of Form 10-Q filed
    August 5, 1994
(24)Incorporated by reference to exhibits of Form 10-Q filed
    November 8, 1994
(25) Incorporated by reference to exhibits to Registration Statement No. 33-56405 effective November 10, 1994
(26) Incorporated by reference to exhibits to Registration Statement No. 33-56407 effective November 10, 1994
(27)Incorporated by reference to exhibits of Form 10-Q filed
    February 7, 1995
(28)Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 23, 1995
(29)Incorporated by reference to exhibits of Form 10-Q filed
    August 14, 1995
(30)Incorporated by reference to exhibits to Registration
    Statement No. 33-63295 effective October 10, 1995
(31)Incorporated by reference to exhibit III of Schedule 14D-9 filed November 9, 1995
(32) Incorporated by reference to exhibit VI of schedule 14D-9 filed November 9, 1995
(33)Incorporated by reference to exhibits of Form 10-Q filed
    November 14, 1996
(34)Incorporated by reference to exhibits of Form 10-Q filed
    February 14, 1996
(35)Incorporated by reference to exhibits of Form 8-K filed June
    28, 1996
(36)Incorporated by reference to exhibits of Form 10-K filed July
    1, 1996
(37)Incorporated by reference to exhibits of Form 10-Q filed
    August 13, 1996
(38)Incorporated by reference to exhibits of Form 8-K filed
    September 13, 1996