Form 10-K
period 1996-12-28
MAXTOR CORP
filed 1997-03-27
CIK 711039

88
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark one)
{ }Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended
or
{X}Transition  Report Pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934
For  the transition period from    ____March 31, 1996____________
to        December 28, 1996_____________

Commission file Number:  0-14016

                         Maxtor Corporation
     (Exact name of registrant as specified in its charter)

                    Delaware                      77-0123732
   (State or other jurisdiction of incorporation or organization)
(I.R.S. Employer
Identification No.)

           510 Cottonwood Drive, Milpitas, CA              95035
          (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:(408) 432-1700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
5-3/4% Convertible Subordinated Debentures, due March 1, 2012

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements       for       the       past       90        days.
Yes   X        No ____

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     _____

As of March 1, 1997, 58,208,955 shares of the registrant's Series A Preferred Stock, $.01 par value, and no shares of the registrant's  Common  Stock,  $.01 par  value,  were  issued  and outstanding, respectively. As of such date, none of the outstanding shares of Series A Preferred Stock or Common Stock were held by persons other than the parent of the registrant, and there was no public market for the Company's equity securities.

This Annual Report on Form 10-K contains 78 pages of which this is number 1. The Index to Exhibits begins on page 53.



                             PART I


Item 1.  BUSINESS

This report includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in Item 1. Business, "Products", "Marketing and
Customers", "Manufacturing and Suppliers", "Research and Development", and Competition"; Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations, "Results of Operations" and "Liquidity and Capital Resources"; and elsewhere in this report, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


GENERAL

Maxtor Corporation (Maxtor or the Company) was organized in 1982 and is incorporated in the state of Delaware. Maxtor develops, manufactures and markets hard disk drive storage products for personal computer systems. Products range from 3.5-inch ATA-3 desktop storage products in capacities up to 5.1 gigabytes (GB) to 2.5-inch ATA-3 mobile storage products in capacities of 1.0 and 1.3 GB.

The Company operates in one industry segment developing, manufacturing and marketing hard disk drive products to customers who sell their products in the personal computer industry. Products are designed for desktop and notebook applications to meet both value and high-performance needs of customers. Customers include original equipment manufacturers (OEMs), distributors, and national retailers. Additionally, several smaller retailers and value-added resellers (VARs) carry Maxtor products purchased through Maxtor's distribution network. The Company relies on suppliers for components including heads, media (disks) and custom integrated circuits. Although printed circuit board assemblies and head stack assemblies are outsourced, head disk assemblies are completed by the Company. All the Company's products are manufactured by Maxtor at its manufacturing facility in Singapore and sold world-wide in North America, Europe and Asia.


RECENT DEVELOPMENTS

In January 1996, the Company became a wholly owned subsidiary of Hyundai Electronics America (HEA). As of the acquisition, trading of Maxtor common stock on the NASDAQ National Market was suspended. Currently, there is no public market for the Company's equity securities. The Company's 5-3/4% Convertible Subordinated Debentures, due March 1, 2012, remain publicly traded.

In May 1996, the Company entered into an agreement to sell a majority interest in International Manufacturing Services, Inc.
(IMS) to certain IMS management and other investors (Buyer). At completion of the transaction in June 1996, the Company received $25 million in cash and $20 million in notes from IMS, and retained a 23.5% ownership interest in IMS. IMS supplies the Company with printed circuit board assemblies (PCBA), sub-assemblies and fully integrated box-build products under a manufacturing services agreement.

In May 1995, the Company entered into a definitive manufacturing agreement with Hyundai Electronics Industries Company, Limited
(HEI). Under the terms of the agreement, HEI manufactured Maxtor-designed hard disk drives for the Company at a site in Korea. In October 1996, the manufacturing agreement was canceled and production at the Korean manufacturing site was transferred to Maxtor's manufacturing facilities in Singapore. As part of the
transfer,  Maxtor  purchased  $4.3 million  in  inventories.   In
addition, Maxtor purchased approximately $14 million of HEI's manufacturing equipment, with the purchase price payable one year from invoice date. The equipment was invoiced over the period from November 1996 through February 1997. HEI will bear all other costs associated with the shut down of production in Korea.


PRODUCTS

Hard Disk Drive (HDD) Technology

A HDD is a magnetic data storage device that reads, writes and stores digital data. The main components are the head disk assembly (HDA) and PCBA. The HDA includes the head, media
(disks), head positioning mechanism (actuator) and spin motor. The PCBA includes custom integrated circuits, an interface connector to the main computer and a power connector. The components are contained in a hard base plate protective package in a contamination-free environment. HDDs are more cost effective than a computer's random access memory because HDDs can hold a substantially higher volume of data at a lower cost per megabyte. Additionally, HDDs continue to store and retrieve data faster than other storage devices such as optical, floppy or magnetic tape.

The basic operation of a HDD has not changed since its introduction in the 1950's. One or more disks (one to four for Maxtor products) are positioned around a spindle hub that rotates the disks by the spin motor. Disks are made of a smooth aluminum or glass substrate to which a thin coating of magnetic material (thin film) has been applied. Each disk has a slider suspended directly above it, holding an electromagnetic device (head) that can read or write data to the disk while the disk spins. The head flies over the disk on a thin layer of air. A key measure in the HDD industry is areal density. Areal density is a measure of stored bits per square inch on the recording surface of the disk. An increase in areal density provides for greater storage capacity from the drive without increasing the number of heads and disks, allowing companies to deliver higher capacity devices at lower costs. To achieve ever higher areal densities, every successive generation of drives uses a combination of smaller heads, improved head positioning (servo mechanisms), lower "flying heights" and other new technologies.

The HDD's integrated circuits include a controller and a drive interface. The drive interface "talks" to the user's computer, receiving instructions, while the controller directs the flow of data to and from the disks, and controls the movement of the heads. The location of data is logically maintained in tracks, divided into sectors, on each disk. The user's computer sends instructions to read or write data on the disks based on track and sector locations. In order to "speak" the same language between the HDD and the main computer, industry standard interfaces are utilized. Maxtor utilizes ANSI ATA (AT Attachment) series of standards for all its products.

Maxtor has continually designed and implemented new HDD technologies, especially related to heads and disks, in order to optimize performance, reliability, durability and areal density. Performance is generally measured by average seek time in milliseconds (ms) to position the head over a selected track, the data transfer rate in megabytes per second, and the spindle speed in rotations per minute (rpm). Reliability measures expected life of the HDD. Durability relates to the HDDs ability to withstand changing temperatures, humidity, altitudes, vibration and shock. Physical size is measured by standard form factors
(or package size) in inches, which is important to OEMs who require compact components for their personal computer products. The optimization of these metrics have resulted in higher capacity products at lower costs.

The industry has been consistently driven by increased storage needs caused by the increasing size and complexity of software applications. The result has been short product life cycles, ranging from six to 12 months, which is reflected in Maxtor's products as described below.

Desktop Computer Products

The 7000 Series of 3.5-inch HDDs have addressed the demand for desktop disk drives for over seven years. Built on proven technology platforms, more than 27 million units have been shipped to date. In the third quarter of fiscal year ended March 30, 1996, the Company began volume shipments of the last extension to its 7000 Series. Products include the 1.3 GB 71336AP/A, 1.6 GB 71670AP/A and the 2.0 GB 72004AP/A. The drives incorporate ATA/IDE interfaces and the same technological advances developed in the Company's previous generation of 7000 Series drives. With the 72004AP/A, Maxtor became the first disk drive manufacturer to announce volume shipments of a 2.0 GB, three platter, 3.5 inch drive. With the introduction of its new products, the Company began to phase out the 7000 Series of products with expected completion by the end of the first quarter of 1997.

In September 1996, the Company introduced its 3.5-inch CrystalMax family of HDDs, a follow-on to Maxtor's successful 7000 Series. Capacities range from 875 MB on one disk to 3.5 GB on four disks, meeting the increasing demand for data storage. Volume shipments commenced in the fourth calendar quarter of 1996 for the 1.7 GB 81750A, 2.6 GB 82625A, and 3.5 GB 83500A products.
The CrystalMax family has thin film media with inductive heads, Enhanced IDE interface and host transfer rates of 16.67 MB per second. The CrystalMax family also has fast ATA-3 interfaces, a sub-12 ms seek time, 4,480 rpm spindle speed and contains 128K cache. The CrystalMax family features a custom on-the-fly Error Correction Code logic capable of correcting multiple error bursts without performance loss. All products are compliant with the Self-Monitoring, Analysis and Reporting Technology (S.M.A.R.T.) specification. DiamondMax products have low power consumption and ATA power saving commands that support EPA Energy Star "Green PC" standards. CrystalMax products offer end users reliability, advanced technology performance and affordability.

In  October  1996,  the  Company  announced  its  3.5-inch,  high
performance DiamondMax family of HDDs for the desktop.   Product
offerings will be 2.5 GB 82560A, 3.8 GB 83840A and 5.1 GB 85120A, providing 1.28 GB of storage space per disk. Volume shipments commenced on the 5.1 GB in the fourth calendar quarter of 1996. Maxtor incorporated a new high-reliability four-disk HDA, Formula 4, and digital signal processor (DSP) technology in the HDD's design. The DSP technology combines the processor and drive interface circuits onto one chip. Both technologies have increased the inherent reliability of the drive. Mean time between failure is greater than 500,000 hours compared to greater than 300,000 hours for Maxtor's previous product families.

The DiamondMax family is Maxtor's first to use MR (magneto-resistive) heads and PRML (Partial Response Maximum Likelihood) read channels. MR heads provide more signal than older inductive head technologies at today's high densities. PRML read channels further improve the usability of small data signals and contribute to the product's fast internal data transfer rate of 8 to 13 MB per second. The DiamondMax family has ANSI ATA-3 Enhanced IDE interface, host transfer rates of 16.67 MB per second, less than 10 ms seek time, 5,400 rpm spindle speed and contains 256K cache. Like the CrystalMax family, these drives also feature the custom on-the-fly Error Correction Code logic, are compliant with the S.M.A.R.T. specification, have low power consumption and ATA power saving commands supporting Green PC standards.The DiamondMax family of products are designed for power users who require high capacity and maximum performance from a HDD.

In February 1997, Maxtor announced its CrystalMax 1080 series of hard drives, in capacities of 2.1 GB 82100A, 3.2 GB 83201A and
4.3 GB 84320A. Crystal Max 1080 products utilize thin film media with inductive heads and the DSP-based architecture from the DiamondMax series, resulting in increased areal density of 1,080 MB per disk. Seek time also improved at sub-11 ms and buffer size is increased to 256K cache. This family offers users all the benefits of the initial CrystalMax series with additional performance. Volume shipments commenced in the first calendar quarter 1997.

The  DiamondMax and CrystalMax series of drives share the  common
Formula 4 HDA. This not only allows for improved performance and reliability, it affords the Company improved production economies by building on a common, advanced platform.

Portable Computer Products

In June 1996, the Company announced its MobileMax family of high-capacity 2.5-inch disk drives for the portable computer market. These drives meet the increasing storage requirements of the notebook and sub-notebook computer market. The Company commenced shipment of this family of products in the second calendar
quarter  of  1996.   Due  to current market  conditions  and  the
Company's financial resources, the Company plans to focus on its desktop products.

Impact of Industry Characteristics on the Company's Products

As with all companies in the disk drive industry, the Company's financial results continue to be heavily dependent on the success of its products. Competitive areal densities are continuing to increase dramatically. Several larger competitors have already focused their desktop drive products on MR technology. Currently, the Company believes this more aggressive MR-based areal density curve is dictating the capacities of choice at major OEM accounts. Additionally, the Company believes alternative head technologies are lagging behind the MR curve by four to six months. The Company's reliance on alternative head technologies will not allow it to capture key customer accounts which is critical to the Company's success. Because of the factors discussed above, the Company's strategy in 1997 forward is centered on introducing desktop products which incorporate MR technology and are increasingly less expensive to manufacture.

Data storage manufacturers continually strive for larger storage capacities, higher performance and lower cost. Short product life cycles also increase the importance of the Company's ability to successfully manage product transitions. During calendar year 1996, the Company successfully managed certain product transitions. However, certain new products introduced by competitors, as well as those introduced by the Company, tend to displace older products. The failure to adequately manage product transitions could result in the loss of market opportunities, decreased sales of existing products, cancellation of products or product lines, the accumulation of obsolete and excess inventory, and unanticipated charges related to obsolete capital equipment. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results.


MARKETING AND CUSTOMERS

The Company markets its products through a direct sales force to OEMs , distributors and certain key retailers in the personal computer (PC) industry. Sales offices are located throughout the U.S., and in Germany, Hong Kong, Great Britain, France, Singapore, Taiwan, South Korea, Australia and Japan. Market demand for the Company's products generally follows the annual demand cycles experienced in the PC industry, which typically rise during the late summer and fall months, peak during the winter months and drop off in the spring and early summer months. However, market demand is highly volatile and there can be no assurances that future demand cycles will follow historical trends.

OEMs

Sales to the OEM channel are critical to the success of disk drive industry participants because a majority of industry's HDDs are sold to the OEM channel. OEM customers select HDD vendors seasonally based on the price, capacity and operational specifications required for their PC product lines. Once the vendor's HDD is qualified, the OEM will generally purchase quantities in large blocks for the life of that PC product. An OEM will usually qualify several HDD vendors to ensure adequate supply. In order to be chosen as a qualified vendor, the Company must be able to provide high quality, low cost products within the OEM's requested timeframes. Time-to-market and product quality are essential to securing and maintaining the OEM relationship. If a qualification opportunity is missed, the HDD manufacturer may not have another opportunity to do business with the OEM until the next generation of HDD products are available.

The Company generally negotiates pricing, volume discounts, order lead times, product support requirements and other terms and conditions prior to receiving the OEM's first purchase order. Terms generally range from six months to two years. Shipments are not scheduled until purchase orders are received and cancellation of purchase orders may occur without significant penalty. Historically, the Company has experienced de-commitments for orders, which had a material adverse impact on the financial results of the Company.

The PC industry exhibits volatile business conditions, generally related to market share and price competition. In addition, the industry has had a trend toward consolidation among PC manufacturers, Accordingly, maintaining long-term vendor relationships with OEMs can be difficult. The Company believes that its success depends on its ability to develop excellent OEM customer relationships and provide products that fit the needs of the OEM channel. OEMs accounted for 52% of the Company's revenue for the nine months ended December 28, 1996, and 61% and 50% of revenue for the fiscal years ended March 30, 1996 and March 25, 1995, respectively.

Distributors

The  Company  is  also  dependent upon sales  to  the  commercial distribution channel. Its distributors are located worldwide, and generally market the Company's products to VARs (value-added resellers), dealers, smaller retailers and small OEMs. Distributors generally enter into non-exclusive agreements with the Company for purchase and redistribution of product on a quick turnover basis. Purchase orders are placed and revised on a weekly basis. Distributors have limited rights to return product on a rotation basis. Distributors (including retailers) accounted for 48% of revenue for the nine months ended December 28, 1996, and 39% and 50% of revenue for the fiscal years ended March 30, 1996 and March 25, 1995, respectively.

Because distributors are constrained by low overhead requirements, providing competitive pricing and sales incentives are key to selling product through distribution. Price protection and sales incentive programs are the industry's method of quickly effecting price corrections in the channel. The industry has and continues to experience volatile price erosion in the distribution channel. The Company believes price erosion is inherent with each product capacity point introduced to the market. Therefore, the Company also believes it must introduce its new products before or at the same time as its competitors in order to minimize the negative impact of price erosion on its financial results. In 1997, the Company will focus on time-to-market product introductions and linearity of product flow into its sales channels to reduce the negative impact of price erosion.

Retailers

The Company sells its retail-packaged products (typically 3.5-inch hard disk drives used for upgrading existing computer systems) directly to major retail sectors such as computer superstores, warehouse clubs and computer electronic stores. Its retail customer base is in the United States and Canada. It appears that the demand for end-users to have more PC storage space will continue due to a number of factors, including larger and more powerful software applications, new capabilities (such as desktop video editing) and the wealth of information available from the Internet and on-line services. As a result, the Company believes the retail channel complements its other sales channels. Retailers supply to the aftermarket "upgrade" sector where end-users purchase and install products to upgrade their computers. The Company has experienced a positive and consistent trend for its higher capacity products sold through the retail channel. Additionally, the Company provides 24-hour customer service and technical support for end-users, as well as access to important information and software via the World Wide Web. The Company also believes that sales through the retail channel increases brand awareness. In 1997, the Company will continue to support the growth of the retail channel.

During the nine months ended 1996 and 1995, one customer, Southern Electronics Distribution and Packard Bell, respectively, accounted for more than 10% of the Company's revenue.

For financial data relating to major customers, export sales and geographic information (foreign and domestic operations) refer to
Part II, Item 8, Footnote 6, on page 30.

Warranty and Service

The Company currently warrants its products against defects in parts or labor from the date of shipment. Products currently in production are warranted for a period of 36 months after shipment. Products are generally repaired or refurbished by the Company's Singapore facility. The Company operates a European drive exchange center in Ireland, a domestic drive exchange center in San Jose, California, and an Asian drive exchange center in Singapore.

Backlog

The Company's sales are primarily for delivery of standard products according to standard purchase order terms. Delivery dates are specified by purchase orders. Such orders may be subject to change or cancellation by the customer without significant penalties. The quantity actually purchased and shipment schedules are frequently revised to reflect changes in the customer's needs. At times, when price competition is intense and price moves are frequent, the Company believes most customers may place purchase orders below their projected needs, delay placing orders or even cancel purchase orders with the expectation that future price reductions may occur. Conversely, at times when industry-wide production is believed to be insufficient to meet demand, the Company believes that certain customers may place purchase orders beyond their projected needs in order to maintain a greater portion of product allocation.

In addition, orders for the Company's products are filled for several large customers from JIT ("just in time") inventory stocked warehouses, whereby orders are not placed ahead of time on the Company's order entry backlog system. Instead, the
Company receives a periodic forecast of requirements from the customer. Upon shipment from the JIT warehouse, the customer is invoiced. In light of these factors, backlog reporting as of any particular date may not be indicative of the Company's actual revenues for any succeeding period, and, therefore, is not material to an evaluation of the Company's future revenue.


MANUFACTURING AND SUPPLIERS

The Company's disk drive manufacturing operations consist primarily of the final assembly of high-level subassemblies and testing of completed products. The Company manufactures disk drive products in volume production at its manufacturing facility located in Singapore. The majority of all PCB assembly is outsourced to IMS under the terms of a manufacturing services agreement (see discussion on page 2). In addition to risks typically associated with the concentration of vital operations, foreign manufacturing is subject to additional risks, including changes in governmental policies, transportation delays and interruptions, and the imposition of tariffs and export controls. A disruption of the Company's manufacturing operations could have an adverse effect on its results of operations and customer relations.

In May 1995, the Company entered into a definitive manufacturing agreement with Hyundai Electronics Industries Company, Limited
(HEI). Under the terms of the agreement, HEI manufactured Maxtor-designed hard disk drives for the Company at a site in Korea. In October 1996, the manufacturing agreement was canceled and production at the Korean manufacturing site was transferred to Maxtor's manufacturing facilities in Singapore. As part of the
transfer,  Maxtor  purchased $4.3 million  in  inventories.    In
addition, Maxtor purchased approximately $14 million of HEI's manufacturing equipment, with the purchase price payable one year from invoice date. The equipment was invoiced over the period from November 1996 through February 1997. HEI will bear all other costs associated with the shut down of production in Korea.

Pilot production of the Company's products, as well as cost reduction, quality and product improvement engineering on current products are conducted in the Company's Longmont, Colorado facilities. When a new product or a design change to a current product is ready for volume production, it is transferred from the Longmont pilot line to the Company's Singapore manufacturing facilities.

The Company seeks to maintain the flexibility necessary to accommodate the continuous changes in product mix and volume requirements that result from the characteristically short product life cycles of the disk drive industry. The Company accomplishes this by closely managing its vendor relationships for raw materials and utilizes its capital equipment for the manufacture of multiple product lines.

The Company's manufacturing processes require large volumes of leading edge, high-quality components supplied by outside vendors. Generally, the Company does not have long-term supply agreements with its vendors, some of which have limited financial and operational resources. The Company has qualified multiple vendors for components where practical. However, some leading edge components for the Company's new generation of products may only be available from a limited number of vendors. The Company has periodically received notices from vendors that they are unable to supply required volumes of certain key components. Vendor de-commitments can adversely impact the Company's ability to ship products as scheduled to its customers. While the Company has qualified and continues to qualify multiple vendors for many components, it is reliant on, and will continue to be reliant on, the availability of supply from its vendors for many semi-custom and custom integrated circuits, heads, media and other key components. In light of current industry conditions, including consolidation of competitors, the Company is focused on developing excellent business relationships with its vendors and utilizing strategic alliances for certain components where practical (see further discussion under Research and Development on page 8). There can be no assurance, however, that the Company will be successful in such efforts or that in the future the Company's vendors will meet the Company's needs for required volumes of high-quality components in a timely and cost effective manner.


RESEARCH AND DEVELOPMENT

As previously mentioned, the Company participates in an industry that is characterized by rapid technological change and short product life cycles. The Company's ability to compete effectively will depend on, among other things, its ability to anticipate such change. To compete effectively, the Company has and will continue to devote substantial personnel and capital resources to develop high-quality products which can be produced in volume on a cost effective basis. The Company believes that common architectures, vertical integration, technical resources and new technologies are among the key areas in which to direct its focus.

In order to develop cost effective products, the Company has focused on implementing common architectures. Common architectures utilized in the Company's current products include the HDA, custom electronics and firmware. The HDA is the four-disk HDA, Formula 4 which represents a marked improvement in the shock resistance and reliability of Maxtor products. First in the industry, DSP-based drive electronics and common PCBAs reduce product costs. Further utilization of a common firmware architecture allows for faster product development. Because the Company believes that sharing common mechanics and electronics between product families will decrease the product development period, thus enable it to compete more effectively, the Company will continue to focus its efforts on implementing common architectures where technologically feasible.

As previously discussed, the Company is highly dependent upon its vendors for components. The Company believes that vertical integration for certain components is necessary in order to effectively compete in the market. Vertical integration allows for joint development of technology, provides a more robust component supply and allows the Company an advance view of new components. The Company intends to utilize strategic partnerships with its affiliates in order to provide vertical integration technology to its operations. Research and development teams are focused on joint development transactions with affiliates to improve supply for key future product components such as media, certain integrated circuits and heads.

The Company believes that increasing storage capacities, increasing performance and lowering cost depends on developing and incorporating new data storage technologies into the Company's products. New technologies are difficult to implement due to short product life cycles, without sufficient research and development resources. In the past, the Company has experienced difficulty moving product from design to production with satisfactory yields. During 1996, the Company launched a new advanced technology group to focus on design feasibility and prototyping. This group will ensure product feasibility as a whole, prior to product development by the design team. This should facilitate transition of more advanced products from design to volume production with acceptable production yields. In addition, the Company will focus on developing new technologies to address areal density targets, media tribology limitations and shock resistance issues, among others, in order to provide high performance products.

For the nine months ended December 28, 1996, and fiscal years ended March 30, 1996 and March 25, 1995, the Company's research and development expenses were $87.8 million, $94.7 million and $60.8 million, respectively. In order to effectively implement its product strategy, the Company intends to continue to make significant investments in research and development.


COMPETITION

The Company presently competes primarily with manufacturers of 3.5-inch disk drives, including IBM, Quantum, Seagate Technology, and Western Digital, each having larger market shares than the Company. Seagate Technology is the dominant competitor in the 3.5-inch market. Should other major OEMs successfully develop disk drive manufacturing capabilities, the Company's market share could be reduced.

The  principal  methods  of competition  are  timing  of  product introductions, price, product capacity and performance. When competitors introduce products which offer lower prices, greater capacity and better performance, or any combination of these factors, and when the Company's new products are not brought to market on a timely basis, the selling price of its older products generally must be reduced in order to compete effectively with competitors' new products. As previously discussed, the Company believes price erosion is an inherent factor for each product capacity point introduced to the market. Therefore, the Company believes it must introduce its new products before or at the same time as its competitors in order to reduce the negative impact of price erosion on its financial results. In 1997, the Company will focus on time-to-market product introductions and linearity of product flow into its sales channels in order to reduce the negative impact of price erosion. There can be no assurance that the Company will be successful in its efforts.

The  disk  drive  industry has experienced a  number  of  changes affecting the competitive position of companies now and in the future. A number of companies, including Maxtor, have either merged or been acquired, thereby reducing the number of competitors in the market. Subsequent to the industry consolidation, the dominant competitors are better positioned than Maxtor from a market share and financial resources availability perspective. However, the Company believes its smaller size relative to its competitors provides several key advantages. These include flexibility and customer support as evidenced by customer response and satisfaction surveys. The Company continues to receive customer comments that its No Quibble return policy and customer service are among the most highly regarded in the industry. The Company also has the ability to meet customer and market conditions quickly. Recently, for example, several OEMs reported high quality ratings for the Company's new product introductions. Under new management in 1996, the Company substantially reduced its operating costs quarter to quarter, consolidated manufacturing to its facility in Singapore and completed end-of-life on non-profitable product offerings.

The Company believes that in order to successfully increase its market share and improve its financial position, the Company must continue to lower its product costs and introduce its products before or at the same time as its competitors. During 1997, the Company will focus on these efforts. However, there can be no assurance that the Company's efforts will be successful in the new competitive environment.


PATENTS AND LICENSES

The Company has been granted approximately 160 U.S. and foreign patents related to disk drive products and technologies, and has additional patent applications pending in the United States and foreign countries. The Company has entered into cross-license agreements with certain of its competitors and conducted discussions with others concerning cross-license relationships. Although the Company believes that its patents and applications have significant value, the Company also believes that, due to the rapidly changing nature of disk drive and related technologies, its future success is primarily dependent on the technical expertise and creativity of its employees.

Several  patent holders have asserted rights under  one  or  more patents and that the Company requires a license under such patents. The Company conducts ongoing investigations into such assertions and presently believes that it is likely that any license determined to be necessary could be obtained on commercially reasonable terms. However, there is no assurance that such licenses are presently obtainable, or if determined to be required in the future, could be obtained at that time. Further, a resolution adverse to the Company in any litigation based upon patent infringement claims could subject the Company to substantial liability and require that it cease manufacture and sale of related products in one or more countries.


EMPLOYEES

As of March 1, 1997, the Company had approximately 4,600 employees worldwide. The Company believes that its future success will depend on its ability to continue to attract and retain a team of highly motivated and skilled individuals. None of the Company's employees are represented by a labor organization. The Company believes that its employee relations are positive.


Item 2.  PROPERTIES

In July 1996, the Company's administrative offices and new advanced technology operations relocated to facilities in
Milpitas, California from San Jose, California. The relocation was necessary to provide adequate space for its advanced technology group. The Milpitas location currently is not fully utilized. The Company plans to use the additional floor space for expansion of the advanced technology operation. The Company also maintains engineering and pilot production facilities in Longmont, Colorado. All the Company's domestic facilities are leased.

The Company's automated manufacturing facilities are located in Singapore. The Company owns and occupies a 384,000 square-foot building in Singapore, situated on land leased through the year 2016 (subject to an option to renew for an additional 30 years). The manufacturing facility is capable of providing approximately 100% or more productive capacity than it provided for the nine months ended December 28, 1996. All the Company's sales offices, located in the United States, Europe and Asia Pacific, are leased.

All of the Company's facilities are well maintained and the Company believes such facilities will meet its operational and administrative needs during 1997.


Item 3.  LEGAL PROCEEDINGS

On December 20, 1996, the Company filed an action in Colorado District Court, County of Boulder, against StorMedia, Inc., its subsidiary, StorMedia International, Ltd. and its Chief Executive Officer, William J. Almon. The Company's complaint arises out of an agreement for the purchase of media by the Company from StorMedia, and alleges breach of contract, breach of the implied warranty of fitness, breach of the implied warranty of merchantability, fraud and negligent misrepresentation, and seeks compensatory money damages, including, but not limited to actual damages, incidental damages, and consequential damages. The action was stayed in early March 1997.

In November 1995, three separate actions (Wacholder v. Gallo, et al., Silver v. Maxtor, et al., and Barrington v. Gallo, et al.) were filed in the Court of Chancery of the State of Delaware, in and for New Castle County which generally alleged a breach of fiduciary duty by the Company's directors in connection with HEA's offer to purchase the Company. These actions, which sought class certification, and preliminary and permanent injunctive relief to prevent the acquisition, as well as damages and attorneys' fees, were consolidated with a similar California action (Campanella v. Maxtor, et al.). In December 1996, in a settlement approved by the Delaware Court, the matters were settled in exchange for certain additional disclosures by the Company to its shareholders regarding the circumstances of the tender offer, and payment by the Company of plaintiffs' counsel fees and costs totaling $315,000.

The Company has been notified of certain other claims, including claims of patent infringement. While the ultimate outcome of these claims and the claims described above is not determinable, it is reasonably possible that resolution of these matters could have a material impact on the financial condition, results of operations or cash flows of the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company's annual meeting was held August 13, 1996, at which its sole stockholder reelected M. H. Chung and Charles Hill as Class II directors to hold office for a three-year term, and ratified the appointment of Coopers & Lybrand L.L.P. as the Company's independent accounting firm for the nine months ended December 28, 1996.


                             PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS


In January 1996, the Company became a wholly owned subsidiary of HEA. As of the acquisition, trading of Maxtor common stock on the NASDAQ National Market was suspended. Currently, there is no public market for the Company's equity securities. The Company's 5-3/4% convertible subordinated Debentures, due March 1, 2012, remain publicly traded.

In June 1996, the Company entered into an exchange agreement with HEA whereby HEA exchanged 600 shares of Common Stock for 58,208,955 shares of Series A Preferred Stock, $.01 par value. As of December 28, 1996, 58,208,955 shares of Series A Preferred Stock and no shares of Common Stock, $.01 par value, were issued and outstanding. At March 1, 1997, none of the outstanding shares of Series A Preferred Stock or Common Stock were held by persons other than the parent of the registrant.

Dividend policy

The holders of shares of Series A Preferred Stock are entitled to non-cumulative dividends of $0.40 per share, when and as declared by the Board of Directors, in preference of the holders of shares of the Common Stock. The Company has never paid cash dividends on its capital stock. The Company does not anticipate paying cash dividends in the near future. Under the terms of the Company's line of credit facilities, the Company may not declare or pay any dividends without the prior consent of its lenders.


Item 6.                             SELECTED FINANCIAL INFORMATION
(In thousands)



                           December 28, December 30, March 30,
Fiscal year ended               1996     1995        1996
                               (nine
                              months)   (nine
                                       months)
                                    (unaudited)(1)

Revenue                     $798,884  $954,040 $1,268,998
Gross margin                  (89,974)  60,648    72,693
Operating expenses:
 Research and development      87,752   69,416    94,717
 Selling, general and
 administrative                60,701   60,532    82,775
 Other                              -    4,529     4,460
Income (loss) from operations(238,427) (73,829) (109,259)
Interest expense               18,075    7,828    11,849
Interest income                 1,000      836     1,169
Minority interest in loss of
  joint venture                     -        -         -
Provision for income taxes        824    2,127     2,826
Net income (loss)            (256,326) (82,948) (122,765)
Total assets                  314,539  397,252   442,487
Long-term debt and capital
  lease obligations due after
  one year                    229,109  100,219   100,181
Cash dividends declared             -        -         -



                             March 25, March 26, March 27,
Fiscal year ended               1995     1994      1993

Revenue                    $  906,799 $1,152,615 $1,442,546
Gross margin                   56,130    (52,399)   265,086
Operating expenses:
 Research and development      60,769     97,168    112,621
 Selling, general and
   administrative              81,600     78,854     98,497
 Other                        (10,213)    19,500         -
Income (loss) from operations (76,026)  (247,921)    53,968
Interest expense                8,379     10,087     10,140
Interest income                 4,216      2,283      2,557
Minority interest in loss of
  joint venture                     -          -      1,014
Provision for income taxes      2,033      1,864      1,287
Net income (loss)             (82,222)  (257,589)    46,112
Total assets                  381,847    492,375    579,113
Long-term debt and capital
  lease obligations due after
  one year                    101,967    107,393    119,868
Cash dividends declared             -        -         -

(1) Pro forma for the nine months ended December 30, 1995 is provided to compare with the nine months ended December 28, 1996 in Item 7: Management's Discussion and Analysis.



Item  7.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The  following discussion should be read in conjunction with Item
1:   Business, Item 6: Selected Financial Information and Item 8:
Consolidated Financial Statements and Supplementary Data.


CHANGE IN FISCAL YEAR END

During 1996, the Company changed its fiscal year end to be consistent with the year end of its parent, Hyundai Electronics America ("HEA"). The fiscal year end changed from the last Saturday of March, the date used in the Company's prior filing of its Form 10-K with the Securities and Exchange Commission, to the last Saturday of December conforming to its 52/53-week year methodology.

The current fiscal period ended on December 28, 1996 comprises nine months or 39 weeks. For discussion and analysis purposes, the nine months ended December 28, 1996 are compared to the unaudited nine months ended December 30, 1995. Fiscal years ended March 30, 1996 and March 25, 1995 comprised 53 weeks and 52 weeks, respectively, ending on the last Saturday of March.


RESULTS OF OPERATIONS

Nine months ended December 28, 1996 compared to nine months ended
December 30, 1995

Revenue and Gross Margin

(In millions)       December 28, December 30,
Nine months ended       1996      1995     Change
                                (unaudited)
Revenue               $ 798.9   $ 954.0   $(155.1)

Gross margin          $ (90.0)  $  60.6   $(150.6)
  As a percentage
  of revenue            (11.3%)     6.4%

Net loss              $(256.3)  $ (82.9)  $(173.4)


Revenue decreased primarily due to a decrease in unit shipments of approximately 22%, while average unit prices for the nine months were comparable. The decrease in shipments was a result of a 32% decrease in revenue from the OEM channel, partially offset by an increase in distribution revenue of 17%. Shipments to the OEM channel in the third quarter of 1996 were lower than expected due to a shortage of qualified components from vendors. The Company is working vigorously with its vendors to remedy the current allocation problems. See further discussion under Manufacturing and Suppliers, page 7. The Company may experience continued shortages of key components which management believes could adversely impact revenue and operating results during 1997. The Company's ability to obtain higher allocation of key components is essential to its success in increasing market share.

As expected in the disk drive industry, products sold during the 1996 period were higher in capacity than in the 1995 period. However, prices for the higher capacity products (1.3 to 2.0 GB) remained relatively flat with the prior period products (which ranged from 540 MB to 1.6 GB).

Part of the revenue decrease is also attributed to the sale of IMS in June 1996, as discussed on page 2. IMS revenue decreased by $25 million from the prior period. Revenue for 1995 also reflects a 40-week period as compared to a 39-week period for
1996. The first quarter of 1995 was extended to realign the fiscal year ended March 30, 1996.

Gross margin decreased primarily due to the decrease in unit shipments discussed above and a substantial drop in average unit selling prices for lower capacity products during the quarter ended June 29, 1996. In June 1996, the Company incurred a $42.3 million charge for products in inventory and scheduled to be built over the following six months which had market prices lower than cost. Although the shift in sales of the Company's products was toward higher capacity products, which generally had higher average selling prices per unit, the increase in margins which resulted from this shift was more than offset by intense pricing pressures on certain lower capacity products without corresponding decreases in manufacturing costs. Furthermore, the Company incurred one-time charges of $6.5 million to consolidate certain manufacturing activities in 1996, including the closure of a head stack assembly plant in Thailand and a reduction in production shifts in Singapore.

The Company will continue its efforts to reduce its average unit manufacturing costs. However, there can be no assurance that average unit selling prices will not decline at a more rapid rate or that the Company will be successful in its efforts to improve gross margin.

Operating expenses

(In millions)         December 28,         December 30,
Nine months ended          1996                1995       Change
                                          (unaudited)

Research and development  $     87.8      $  69.4      $    18.4
  As a percentage of
  revenue                       11.0%         7.3%

Selling, general and
 administrative           $     60.7      $  60.5      $    0.2
  As a percentage of
  revenue                       7.6%         6.3%

Other                     $     -         $   4.5      $    (4.5)
  As a percentage of
  revenue                       0.0%         (0.5%)


Research and development (R&D) expenses increased primarily due to the Company's continued commitment to make substantial investments in new technology for its products. As discussed under Desktop Computer Products, page 4, the Company introduced several new families of products in 1996 which had substantial technological advantages compared to the older 7000 series of products. Additionally, the Company established the new advanced technology group in Milpitas and a new production engineering group in Singapore during 1996. In the third quarter of the 1996 period, the Company incurred charges of approximately $4.5 million related to obsolete equipment and internally built equipment not utilized due to rapid changes in product volumes and mix during the latter half of 1996. During 1997, the Company is focused on controlled spending while continuing R&D activities that support timely product introduction and transition to volume production. There can be no assurances that the Company will be successful in its efforts.

Selling, general and administrative (SG&A) expenses increased as a percentage of revenue primarily due to the decrease in the revenue base. SG&A spending in absolute dollars was relatively unchanged due to the Company's ongoing effort to control costs and expenditures. SG&A expenses decreased during the 1996 period due to an overall reduction in force and controlled spending in marketing. However, the decrease was offset by a substantial change in executive staff and related severance costs incurred throughout the nine month period. The Company expects lower SG&A costs in 1997 due to its cost cutting measures implemented in 1996. During 1997, the Company is focused on controlling spending, however, there can be no assurance that the Company will be successful in such efforts.

Other expenses decreased due to $4.5 million of professional fees incurred in 1995 related to the acquisition of the Company by HEA. Effective January 1996, HEA acquired by a cash tender offer of $6.70 per share all of the outstanding shares of the Company's common stock which were not previously owned by HEA or its affiliates and the Company became a wholly owned subsidiary of HEA.

Interest expense and interest income

(In millions)      December 28, December 30,
Nine months ended       1996      1995     Change
                              (unaudited)
Interest expense      $  18.1   $   7.8   $  10.3

Interest income       $   1.0   $   0.8   $   0.2


Interest expense increased due to a substantial increase in short-term and long-term borrowings required in order to fund the Company's operations. The Company had $149.8 million of short-term and $129 million of long-term lines of credit borrowings outstanding at December 28, 1996, whereas $99 million of short-
term  borrowings  were  outstanding at December  30,  1995.   The
Company expects to maintain approximately the same or higher levels of borrowings during the next fiscal year.

Interest income increased slightly due to the availability of cash for investing purposes. However, cash availability overall has and will continue to be constrained in 1997 due to funding required for the Company's operations.

Provision for income taxes

(In millions)                 December 28, December 30,
Nine months ended                 1996      1995       Change
                               (unaudited)
Provision for income taxes   $     0.8    $   2.1  $   (1.3)


The provision for income taxes consists primarily of foreign taxes. The decrease of $1.3 million is due to elimination of taxes in Hong Kong via the sale of IMS's Hong Kong operations in June 1996. For further discussion of the sale of IMS, see page 2.

The Company's effective tax rate for the periods 1996 and 1995 differs from the combined federal and state rates due to the repatriation of foreign earnings absorbed by current year losses, and the Company's U.S. operating losses not providing current tax benefits, offset in part by the tax savings associated with the Company's Singapore operations and valuation of temporary differences. Income from the Singapore operation is not taxable as a result of the Company's pioneer tax status in Singapore.


Fiscal  year ended March 30, 1996 compared to fiscal  year  ended
March 25, 1995


Revenue and Gross Margin

(In millions)        March 30, March 25,
Fiscal year ended       1996      1995     Change

Revenue               $1,269.0  $ 906.8   $ 362.2

Gross margin          $  72.7   $  56.1   $  16.6
  As a percentage of
  revenue                 5.7%      6.2%

Net loss              $(122.8)  $ (82.2)  $ (40.6)


Revenue for fiscal year 1996 increased by 39.9% from the prior fiscal year primarily due to an increase in unit shipments of approximately 30% and a shift in product mix to higher-capacity product offerings which had higher average unit selling prices.

During fiscal years 1996 and 1995, the Company did not have any customer which accounted for 10% or greater of the Company's revenue.

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


Operating expenses

(In millions)                  March 30, March 25,
Fiscal year ended                 1996      1995       Change

Research and development        $  94.7   $  60.8      $    33.9
  As a percentage of revenue        7.5%      6.7%

Selling, general and
 administrative                 $  82.8   $  81.6      $    1.2
  As a percentage of revenue        6.5%     9.0%

Other                           $   4.5   $ (10.2)     $    14.7
  As a percentage of revenue        0.4%     (1.1%)


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

Selling, general and administrative (SG&A) expenses decreased as a percentage of revenue in fiscal year 1996 as compared to 1995 primarily due to the increase in the revenue base and the Company's ongoing effort to control costs and expenditures. SG&A spending in absolute dollars increased slightly primarily as a result of increased marketing costs. The Company's ongoing efforts to control costs and expenditures will continue into future periods, however, there can be no assurance that the Company will be successful in such efforts.

Other expenses increased during fiscal year 1996 compared to the previous fiscal year due to two events. First, during the third quarter of fiscal 1996, the Company incurred other expenses of $4.5 million for professional fees incurred related to the acquisition of the Company by HEA. Effective January 1996, HEA acquired by a cash tender offer of $6.70 per share all of the outstanding shares of the Company's common stock which were not owned by HEA or its affiliates and the Company became a wholly owned subsidiary of HEA. Second, the Company recorded a gain of approximately $10.0 million, offsetting other expenses during the third quarter of fiscal year 1995, when the Company entered into an agreement for the sale of the Company's interest in Maxoptix to Kubota Electronics America Corporation, a Delaware company, whose ultimate parent is Kubota Corporation (Kubota). Prior to the sale, Maxtor and Kubota owned 67% and 33% interests in Maxoptix, respectively. The transaction was completed during the fourth quarter of fiscal year 1995.

At March 30, 1996, the Company had no significant accrued restructuring charges remaining relating to the restructuring activities which commenced in the third quarter of fiscal year 1994. On March 25, 1995, the Company had $502,000 of accrued restructuring charges remaining related to recurring payments under certain non-cancelable operating leases which were substantially paid during fiscal year ended March 30, 1996.

Interest expense and interest income

(In millions)        March 30, March 25,
Fiscal year ended       1996      1995     Change

Interest expense      $  11.8   $   8.4   $   3.4

Interest income       $   1.2   $   4.2   $  (3.0)


Interest expense increased by 41.4% in fiscal year 1996 as compared to fiscal year 1995, even though the average interest rate incurred on total borrowings decreased, due to a substantial increase in short-term borrowings required in order to fund the Company's operations. The Company had $96 million of borrowings on the $100 million unsecured, revolving line of credit arranged by Citicorp Securities Inc. outstanding as of March 30, 1996.

In December 1995, the Company also entered into a $100 million secured bridge financing facility with HEA. As of March 30, 1996, $65 million of borrowings were outstanding under this facility. Interest income decreased in fiscal year ended March 30, 1996 due to the lack of available cash for investing purposes.

Provision for income taxes

(In millions)                  March 30, March 25,
Fiscal year ended                 1996      1995       Change

Provision for income taxes      $   2.8   $   2.0      $    0.8


The provision for income taxes consists primarily of foreign taxes. The Company's effective tax rate for fiscal years ended March 30, 1996 and March 25, 1995 differs from the combined federal and state rates due to the repatriation of foreign earnings absorbed by current year losses, and the Company's U.S. operating losses not providing current tax benefits, offset in part by the tax savings associated with the Company's Singapore operations and valuation of temporary differences. Income from the Singapore operation is not taxable as a result of the Company's pioneer tax status in Singapore.


LIQUIDITY AND CAPITAL RESOURCES
                                        As of and for
                                     the nine months ended
                                         December 28,
(In millions)                                1996

Cash and cash equivalents                   $   31.3

Net cash used in operating activities         $(88.7)

Net cash used in investing activities         $(36.0)

Net cash provided by financing activities     $103.3

Short-term credit borrowings                $  149.8

Long-term credit borrowings                   $129.0


As of December 28, 1996, the Company had cash and cash equivalents of $31.3 million as compared to $41.4 million as of December 30, 1995, a decrease of $10.1 million. The decrease in the Company's cash and cash equivalents was primarily the result of operating losses and capital expenditures offset by credit borrowings to fund those activities.

Net cash used in operating activities was primarily attributable to the net loss less non-cash depreciation and amortization totaling approximately $209.3 million and a decrease in accounts payable of $37.3 million, offset by a decrease in accounts receivable of $62.8 million, a decrease in inventories of $46.0 million, an increase in collections payable net of receivables sold under the asset securitization program of $16.3 million and an increase in accrued and other liabilities of $13.0 million. Additionally, the Company incurred a $15 million charge over the nine month period for inventories on hand and inventories committed to be built at costs which are lower than market.

The decreases in accounts payable, accounts receivable and inventories resulted from a decrease in raw materials purchased, units produced and sold. Factors for this decline included a discontinuation of products that no longer had profitable margins while ramping new products for which component allocation issues curbed production levels.

On March 30, 1996, the Company entered into an accounts receivable securitization program with Citicorp Securities, Inc. Under this program, the Company can sell its qualified trade accounts receivable up to $100 million on a non-recourse basis. The face amount of the eligible receivables is discounted based on the Capital Receivables Corporation commercial paper rate (5.68% as of December 28, 1996) plus commission and is subject to a 10% retention. As of December 28, 1996, $38.1 million in sales of accounts receivable, for which proceeds had not yet been received, were included in accounts receivable and $54.4 million in collections of accounts receivable not yet remitted were included in accrued and other liabilities.

Net cash used in investing activities was primarily attributable to $53.8 million of capital expenditures and $9.0 million advanced under note receivable with a vendor, offset by $25.0 million in proceeds from the sale of IMS in June 1996. A majority of the capital expenditures activity related to the acquisition of manufacturing and engineering equipment to develop new products and enhance the productivity of the Singapore manufacturing facility.

The Company entered into an agreement in June 1996, subsequently amended in August 1996, with a vendor to build certain key components. As of March 1, 1997, $9.5 million was advanced under the agreement. Currently, the Company believes no additional funding will be required.

Net cash provided by financing activities primarily reflects $25.7 million in net payments under short-term lines of credit facilities and $129 million in proceeds from a long-term line of credit facility. Credit lines are discussed at length below.

On January 31, 1996 the Company signed a one year credit facility in the amount of $13.8 million to be used for capital equipment requirements at the Singapore facility. This credit facility is guaranteed by HEI and all outstanding amounts of principal and accrued interest were payable on February 2, 1997. In January 1997, this facility was renewed under similar terms for an additional year, due on January 30, 1998.

On April 10, 1996 , the Company obtained a $100 million intercompany line of credit from HEA. This line of credit allows for draw downs up to $100 million and interest is payable quarterly. All outstanding amounts of principal and accrued interest are due and payable on April 10, 1997. As of December 28, 1996, no amount was outstanding.

On August 29, 1996, the Company established two unsecured, revolving lines of credit totaling $215 million (the Facilities) through Citibank, N.A. and syndicated among fifteen banks. In
September 1996, the Facilities were increased $10 million to total $225 million. The Facilities are guaranteed by HEI. A total of $96 million of the Facility is a 364-day committed facility,  renewable  annually at the  option  of  the  syndicate banks. The facility is used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of December 28, 1996, $96 million of borrowings under this line of credit were outstanding. A total of $129 million of the Facilities is a three year committed facility that is also used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of December 28, 1996, $129 million of borrowings under this line of credit were outstanding.

From September 30, 1996 to December 28, 1996, the Company obtained credit facilities amounting to $40 million in the aggregate from three banks. The facilities, which are guaranteed by HEI, will be used primarily for general operating purposes and bear interest at a rate ranging from 5.97 to LIBOR plus 0.53 percent. As of December 28, 1996, $40 million of borrowings under this line of credit were outstanding.

Subsequent to December 28, 1996, the Company obtained a $20 million three month line of credit. This facility, which is guaranteed by HEI, will be used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.60 percent. As of March 1, 1997, $20 million was outstanding.

As of March 1, 1997, the Company had $219.8 million in short-term borrowings and $129 million in long-term borrowings drawn on existing credit facilities.

The liquidity of the Company continued to be adversely affected during the nine months ended December 28, 1996 by significant losses from operations and liquidity has been significantly reduced compared to the same period last year. The Company is implementing ongoing measures with the goal of decreasing losses from operations and thus improving liquidity. In addition to attempting to improve operating margins on product sales through the introduction of new products and reduction of manufacturing costs, the Company remains focused on controlling other operating expenses. However, the Company believes that it must continue to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its future success.

The Company expects that it will require alternative sources of liquidity, including additional sources of financing in fiscal 1997. The Company is engaged in ongoing discussions with various parties, including HEI, HEA and certain financial institutions regarding additional sources of financing, including an additional infusion of equity from HEA. While the Company believes that additional sources of financing will be available, there can be no assurance that financing will be available on terms which are favorable to the Company.

Subject to unforeseen changes in general business conditions, the Company believes that the combination of the measures described above and other available actions, together with its balances of cash and cash equivalents, equipment financing and line of credit borrowing capabilities (supported by HEI and HEA) and expected equity infusion, will be sufficient to fund the Company's working capital and capital expenditure requirements through fiscal year 1997.

Dividend policy

The holders of shares of Series A Preferred Stock are entitled to non-cumulative dividends of $0.40 per share, when and as declared by the Board of Directors, in preference of the holders of shares of the Common Stock. The Company has never paid cash dividends on its capital stock. The Company does not anticipate paying cash dividends in the near future. Under the terms of the Company's line of credit facilities, the Company may not declare or pay any dividends without the prior consent of its lenders.
Item  8.    CONSOLIDATED FINANCIAL STATEMENTS  AND  SUPPLEMENTARY
DATA



     Index to Consolidated Financial Statements        Page

     Financial Statements:

      Consolidated Balance Sheets -
        December 28, 1996 and March 30, 1996            21

      Consolidated Statements of Operations -
        Nine months ended December 28, 1996 and
         fiscal years ended March 30, 1996
         and March 25, 1995                             22

        Consolidated Statements of Stockholder's
        Equity(Deficit) -Nine months ended
        December 28, 1996 and fiscal years ended
        March 30, 1996 and March 25, 1995               23

        Consolidated Statements of Cash Flows -
        Nine months ended December 28, 1996 and
        fiscal years ended March 30, 1996 and
        March 25, 1995                               24 - 25

     Notes to Consolidated Financial Statements      26 - 38

     Report of Coopers & Lybrand L.L.P.,
     Independent Accountants                            39

     Report of Ernst & Young LLP,
     Independent Auditors                               40

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



MAXTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
                                           December 28, March 30,
ASSETS                                        1996        1996
Current assets:
 Cash and cash equivalents                  $31,313    $52,794
 Accounts receivable, net of
  allowance for doubtful accounts
  of $5,255 at December 28, 1996
  and $5,196 at March 30, 1996               82,876    121,818
 Accounts receivable from affiliates          6,248      4,426
 Inventories                                 80,878    155,935
 Prepaid expenses and other                   5,239     11,642
     Total current assets                   206,554    346,615
Net property, plant and equipment            92,073     88,162
Other assets                                 15,912      7,710
                                           $314,539   $442,487


LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
 Short-term borrowings                     $149,800   $110,595
 Short-term borrowings due to affiliates          -     65,000
 Accounts payable                           109,956    160,102
 Accounts payable to affiliates              13,459      8,656
 Accrued and other liabilities              139,678     68,790
     Total current liabilities              412,893    413,143
Long-term debt and capital
 lease obligations due after one year       229,109    100,181
Deferred tax liabilities                          -        300
Commitments and contingencies                     -          -
Stockholder's deficit:
 Series A Preferred Stock,
 $0.01 par value, 95,000,000
  shares authorized; 58,208,955
  shares issued and
  outstanding at December 28, 1996;
  (no shares authorized, issued, or
  outstanding at March 30, 1996);
  aggregated liquidation
  value of $390,000                             582          -
 Common Stock, $0.01 par value,
  110,000,000 shares authorized;
  no shares issued and outstanding
  at December 28, 1996;
  (200,000,000 shares authorized;
   600 shares issued and
  outstanding at March 30, 1996)                  -          -
 Additional paid-in capital                 335,017    335,599
 Accumulated deficit                       (663,062)  (406,736)
     Total stockholder's deficit           (327,463)   (71,137)
                                           $314,539   $442,487

See accompanying notes.


MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
                             Nine months
                                ended      - Fiscal year ended-

                             December 28, March 30,    March 25,
                                 1996        1996         1995

Revenue                       $771,655     $1,264,627  $889,288
Revenue from affiliates         27,229          4,371    17,511
 Total revenue                 798,884      1,268,998   906,799

Cost of revenue                861,551      1,192,403   835,037
Cost of revenue from affiliates 27,307          3,902    15,632
 Total cost of revenue         888,858      1,196,305   850,669

Gross margin                   (89,974)        72,693    56,130
Operating expenses:
  Research and development      87,752         94,717    60,769
  Selling, general and
   administrative               60,701         82,775    81,600
  Other                              -          4,460   (10,213)

Total operating expenses       148,453        181,952   132,156
Loss from operations          (238,427)      (109,259)  (76,026)
Interest expense               (18,075)       (11,849)   (8,379)
Interest income                  1,000          1,169     4,216
Loss before income taxes      (255,502)      (119,939)  (80,189)
Provision for income taxes         824          2,826     2,033
Net loss                     $(256,326)     $(122,765) $(82,222)

See accompanying notes.



MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
(In thousands, except share amounts)


                        Preferred stock       Common stock

                        Shares Amount         Shares Amount

Balance, March 26, 1994   -       -        49,905,242   $499
Issuance of common stock
under stock option plans  -       -         1,112,825     11
Payments on and
 forgiveness of notes
 receivable from
 stockholders             -       -                -       -
Issuance of common
 stock under stock
 purchase plan            -       -           679,220      7
Net loss                  -       -                -       -
Balance, March 25, 1995   -       -        51,697,287    517
Issuance of common stock
 under stock
 option plans             -       -         1,134,805     11
Issuance of common
 stock under stock
 purchase plan            -       -           800,426      8
Shares canceled
 resulting from
 acquisition by HEA       -       -       (53,631,918)  (536)
Net loss                  -       -                -       -
Balance, March 30, 1996   -       -               600      -
Exchange of common
 shares for Series A
 Preferred       58,208,955    $582              (600)     -
Net loss                  -       -                 -      -
Balance,
December 28,
 1996            58,208,955    $582                 -  $   -

See accompanying notes.



MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
(In thousands, except share amounts)

                                              Notes  Total
                        Additional            receiv-
                                              able   stock-
                                                     holder's
                        paid-in     Accu-
                                    mulated   from   equity
                        capital     deficit   stock-
                                              holders
(deficit)
Balance, March 26, 1994
                      $320,564   $(201,749)  $(127) $119,187
Issuance of common
  stock under stock
 option plans            4,133           -       -     4,144
Payments on and
 forgiveness of notes
 receivable from
 stockholders                -           -     127       127
Issuance of common
 stock under stock
 purchase plan           2,660           -       -     2,667
Net loss                     -     (82,222)      -   (82,222)
Balance,
March 25, 1995         327,357     283,971)      -    43,903
Issuance of common
 stock under stock
 option plans            4,734           -       -     4,745
Issuance of common
 stock under stock
 purchase plan           2,972           -       -     2,980
Shares canceled
 resulting from
 acquisition by HEA        536           -       -         -
Net loss                     -    (122,765)      -  (122,765)
Balance,
  March 30, 1996       335,599    (406,736)      -   (71,137)
Exchange of common
 shares for Series
 A Preferred              (582)          -       -         -
Net loss                     -    (256,326)      -  (256,326)
Balance,
December 28, 1996     $335,017   $(663,062)   $  - $(327,463)

See accompanying notes.



MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                        Nine
                                        months      Fiscal
                                                   year ended
                                        ended
                                        Decem-
                                       ber 28,   Mar 30, Mar 25,
                                         1996      1996    1995
Increase (decrease) in cash
and cash equivalents

Cash flows from operating activities:
 Net loss                        $(256,326)  $(122,765) $(82,222)
 Adjustments to reconcile
 net loss to net cash
 used in operating activities:

     Depreciation and amortization  47,064       45,200  34,865
     Reserves for lower of cost or
      market                        15,194            -       -
     Forgiveness of notes
      receivable from stockholders       -            -      41
     Change in non-current deferred
      tax liabilities                    -          300     (66)
     Gain on sale of interest in
      joint venture                      -            - (10,005)
     Loss on disposal of property,
      plant and equipment              700          669   2,233
     Gain on sale of subsidiary     (2,385)           -       -
     Other                            (589)           -       -
     Changes in assets and liabilities:
      Accounts receivable           62,786      (12,485)(16,366)
      Accounts receivable from
       affiliates                   (1,822)      (2,229) (2,197)
Net collections of accounts
       receivable sold to financing
       company                      16,327            -       -
      Inventories                   45,955      (66,255)   (150)
      Prepaid expenses and other     3,839       (2,947)   (925)
      Accounts payable             (37,297)      18,407  14,813
      Accounts payable to affiliates 4,803        8,656       -
      Accrued and other liabilities 13,015          637 (20,212)
 Total adjustments                 167,590      (10,047)  2,031
 Net cash used in operating
 activities                        (88,736)    (132,812)(80,191)
Cash flows from investing activities:
 Proceeds from sale of subsidiary   25,000            -       -
 Proceeds from sale of interest
   in joint venture, net                 -            -  (1,463)
 Purchase of available-for-sale
   investments                           -            - (30,091)
 Proceeds from maturities of
   available-for-sale investments        -       11,998  93,004
 Purchase of property, plant and
  equipment, net of disposals      (53,417)     (72,302)(31,535)
 Other assets                       (7,599)        (928)   (417)
 Net cash provided by (used in)
  investing activities             (36,016)     (61,232) 29,498
Cash flows from financing activities:
 Proceeds from issuance of debt,
   including short-term borrowings 410,715      145,595     238
 Principal payments on debt, including
  capital lease obligations       (307,444)      (3,000) (4,444)
 Proceeds from issuance of common
  stock, net of issuance of notes
   receivable and stock repurchase       -        7,725   6,810
 Payments on notes receivable from
   stockholders                          -            -      87
 Net cash provided by financing
 activities                         103,271     150,320   2,691
Net decrease in cash and cash
 equivalents                        (21,481)    (43,724)(48,002)
Cash and cash equivalents at
 beginning of period                52,794       96,518 144,520
Cash and cash equivalents at
end of period                      $31,313    $  52,794 $ 96,518

See accompanying notes.


MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)
                                    Nine
                                    months        Fiscal year
                                                     ended
                                    ended
                                   Decem-
                                  ber 28,    March 30,  March 25,
                                   1996         1996       1995
Supplemental disclosures of cash flow information:

Cash paid (received) during the year for:
 Interest                         $13,444  $ 9,362  $   6,657
 Income taxes                       2,009    1,801      2,822
 Income tax refunds                     -   (3,173)       (65)

Supplemental  information  on  noncash  investing  and  financing activities:
 Purchase of property, plant and
  equipment financed by accounts
  payable                           8,171    4,949         -
 Exchange of Common Stock for
 Series A Preferred Stock             582        -         -


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

Fiscal year
During 1996, the Company changed its fiscal year end to be consistent with the year end of its parent, HEA. The fiscal year end changed from the last Saturday of March, the date used in the Company's prior filing of its Form 10-K with the Securities and Exchange Commission, to the last Saturday of December conforming to its 52/53-week year methodology. The current fiscal period ended on December 28, 1996 comprises nine months or 39 weeks. Fiscal years ended March 30, 1996 and March 25, 1995 comprised 53 weeks and 52 weeks, respectively.

Nature of business
The Company develops, manufactures and markets hard disk drive products to customers who sell their products in the personal computer industry. Products are designed for desktop and notebook applications to meet both value and high-performance needs of customers. Customers include original equipment manufacturers (OEMs), distributors, and national retailers. Additionally, several smaller retailers and value-added resellers
(VARs) carry Maxtor products purchased through Maxtor's distribution network. The Company relies on suppliers for components including heads, disks and custom integrated circuits. Although printed circuit board assemblies and head stack assemblies are outsourced, head disk assemblies are completed by the Company. All the Company's products are manufactured by Maxtor at its manufacturing facility in Singapore and sold world-wide in North America, Europe and Asia.

Accounting estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The actual results with regard to warranty expenditures could have a material unfavorable impact on the Company if the actual rate of unit failure or the cost to repair a unit is greater than what the Company had used in estimating the warranty expense accrual.

Given the volatility of the market, the Company makes adjustments to the value of inventories based on estimates of potentially excess and obsolete inventories and negative margin products after considering forecasted demand and forecast average selling prices. However, forecasts are always subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from such anticipated demand and such differences may have a material impact on the financial statements.

Risks and uncertainties
The Company's business entails a number of risks. As is typical in the disk drive industry, the Company must utilize leading edge components for its new generation of products which may only be available from a limited number of suppliers. While the Company has qualified and continues to qualify multiple sources for many components, it is reliant on, and will continue to be reliant on, the availability of supply from its vendors for many semi-custom and custom integrated circuits, heads, media and other key components. Any de-commitments or delays from vendors can have an adverse impact on the Company's ability to ship products as scheduled to its customers.

Interim financial information
The unaudited interim financial information for the nine month period ended December 30, 1995 has been prepared on the same basis as the audited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information in accordance with generally accepted accounting principles.

Cash and cash equivalents
The Company considers all highly liquid investments, which are purchased with an original maturity of three months or less, to be cash equivalents.

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

Revenue recognition and product warranty
Revenue is recognized upon product shipment. Revenue from sales to certain distributors is subject to agreements providing limited rights of return, as well as price protection on unsold merchandise. Accordingly, the Company records reserves upon shipment for estimated returns, exchanges and credits for price protection. The Company also provides for the estimated cost to repair or replace products under warranty at the time of sale. The Company currently warrants its products against defects in parts and labor from the date of shipment with an additional three months allowed for distributors to account for "shelf life". All products currently in production are warranted for a period of 36 months after shipment.

Advertising expense
Cooperative advertising costs are charged as the related revenue is earned and other advertising costs are expensed as incurred. Advertising costs were not significant for the nine months ended December 28, 1996 and the fiscal years ended March 30, 1996 and March 25, 1995, respectively.

Accounting for income taxes
The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.

Foreign currency translation
The functional currency for all foreign operations is the U.S. dollar. As such, all material foreign exchange gains or losses are included in the determination of net loss. Net foreign exchange losses included in net loss for the nine months ended December 28, 1996 and the fiscal years ended March 30, 1996 and March 25, 1995 respectively, were immaterial.

Concentrations of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash equivalents. The Company's products are sold worldwide to original equipment manufacturers, distributors, and retailers. Concentration of credit risk with respect to the Company's trade receivables is limited by the Company's ongoing credit evaluation process and the geographical dispersion of sales transactions. Therefore, the Company generally requires no collateral from its customers. The allowance for doubtful accounts is based upon the expected collectibility of all accounts receivable. The Company has cash equivalent and short-term investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these funds to financial institutions evaluated as highly credit-worthy. As of December 28, 1996, the Company had one customer who accounted for more than 10% of the outstanding trade receivables. No customers accounted for more than 10% of outstanding trade receivables at March 30, 1996. If the customer fails to perform its obligations to the Company, such failure would have adverse effects upon the Company's financial position, results of operations, cash flows, and liquidity.

Long-lived assets
Effective March 31, 1996, the Company adopted Financial Accounting Standards Board issued Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. The adoption of SFAS 121 did not impact the Company's financial position or results of operations.

Stock-based compensation
As of March 31, 1996, the Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with SFAS No. 123, the Company intends to continue to apply Accounting Principles Board Opinion (APB) No. 25 for purposes of determining net income and to adopt the pro forma disclosure requirements of SFAS No. 123. Accordingly, no compensation cost has been recognized for the 1996 Stock Option Plan.

Recent accounting pronouncements
The Company plans to adopt SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective fiscal 1997. The adoption of SFAS No. 125 is not expected to have a material effect on the financial statements of the Company.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes APB No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.


2.  SUPPLEMENTAL FINANCIAL STATEMENT DATA (in thousands)

                                  December 28,    March 30,
                                      1996           1996
Inventories:

  Raw materials                      $33,012       $76,505
  Work-in-process                    15,674         37,614
  Finished goods                     32,192         41,816
                                    $80,878       $155,935

Property, plant and equipment, at cost:

 Buildings                          $29,512        $24,984
 Machinery and equipment            194,644        192,115
 Furniture and fixtures              13,300         14,118
 Leasehold improvements              12,695         13,870
                                    250,151        245,087
 Less accumulated depreciation
  and amortization                 (158,078)      (156,925)
  Net property, plant and equipment $92,073        $88,162

Accrued and other liabilities:

 Income taxes payable                $5,088         $7,499
 Accrued payroll and
  payroll-related expenses           17,159         16,727
 Accrued warranty                    20,194         23,751
 Accrued expenses                    42,780         18,934
 Collections payable for
  receivables sold                   54,386              -
 Long-term debt and capital
 lease obligations due within one year   71          1,879
                                   $139,678        $68,790


3.  INTERIM  FINANCIAL INFORMATION (in thousands)

                                   December 28,  December 30,
Nine months ended                      1996          1995
                                                 (unaudited)
Revenue                               $798,884     $954,040
Gross margin                           (89,974)      60,648
Provision for income taxes                 824        2,127
Net loss                              (256,326)     (82,948)


4.  FINANCIAL INSTRUMENTS

Fair value disclosures
The fair values of cash and cash equivalents approximate carrying values due to the short period of time to maturity. The carrying values of notes receivable, which are classified in other assets, approximate fair values. The fair values of the Company's fixed rate debt are estimated based on the current rates offered to the Company for similar debt instruments of the same remaining maturities. The fair values of the Company's variable rate debt approximate carrying values as these instruments are adjusted periodically during the course of the year at market prices. The fair values of the Company's convertible subordinated debentures are based on the bid price of the last trade for the period ended December 28, 1996.

The carrying values and fair values of the Company's financial instruments are as follows:

(In thousands)             December 28, 1996    March 30, 1996
                         Carrying  Estimated  Carrying   Estimated
                          amount  fair value   amount   fair value
Cash  and  cash
equivalents              $31,313     $31,313    $52,794    $52,794
Notes receivable          11,492      11,492      4,000      4,000
Short and long-term debt
  fixed rates             13,800      13,800     15,576     15,539
    variable  rates      265,000     265,000     96,000     96,000
  debt from parent -
   fixed rates                 -           -     65,000     65,000
Convertible subordinated
    debentures           100,000      68,000    100,000     77,000


Derivative financial instruments
The Company enters into currency forward contracts to manage foreign currency exchange risk associated with the Company's manufacturing operations in Singapore. The Company's policy is to hedge all material transaction exposures on a quarterly basis. Contracts are generally entered into at the end of each fiscal quarter to reduce foreign currency exposures for the following fiscal quarter. Contracts generally have maturities of three months or less. Any gains or losses on these instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," and are generally included in cost of revenue. Unrealized gains or losses on foreign currency forward contracts that are designated and effective as hedges of firm commitments, are deferred and recorded in the same period as the underlying transaction. Notional amounts of outstanding currency forward contracts were $17,286,000 and $2,659,000, as of December 28, 1996 and March 30,
1996, respectively.


5.  DISPOSALS OF OPERATIONS

In May 1996, the Company entered into an agreement to sell a majority interest in International Manufacturing Services, Inc.
(IMS) to certain IMS management and other investors (Buyer). At completion of the transaction in June 1996, the Company received $25 million in cash and $20 million in notes from IMS, and retained a 23.5% ownership interest in IMS. With the stockholder deficit of IMS and the subordination of the Company's notes receivable from IMS to bank debt of IMS, combined with certain specified conditions which must be achieved before any payment of principal will occur, the Company has fully reserved its notes from IMS. Pursuant to the terms of the agreements, the Company made various representations and warranties as to itself and IMS and has agreed to indemnify Buyer for any breaches thereof. Generally, in the event that losses from such breaches when aggregated exceed $500,000, Buyer shall be entitled to indemnification for all losses, including the first $500,000 up to a maximum total of $17,500,000, provided that tax and environmental representations are not subject to the liability limit. IMS supplies the Company with printed circuit board assemblies (PCBA), sub-assemblies and fully integrated box-build products under a manufacturing services agreement.

During fiscal year ended March 25, 1995, the Company sold its interest in Maxoptix to Kubota Electronics America Corporation
(KEA), a Delaware company. Prior to the sale, Maxtor and Kubota Corporation (the ultimate parent of KEA) owned 67% and 33% interests in Maxoptix, respectively. As a result of the sale, the Company recorded a gain of approximately $10.0 million. The operations of Maxoptix for fiscal year 1995 were immaterial to the Company's statements of operations, balance sheets and statements of cash flows.


6.  MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

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

During  the fiscal period ending December 28, 1996, one  customer
accounted  for  more  than  10% of  the  Company's  revenue.   No
customers accounted for more than 10% of the Company's revenue in fiscal years 1996 and 1995.

The Company's export sales represented 48%, 41% and 48% of total revenue for the nine months ended December 28, 1996, and fiscal years ended March 30, 1996 and March 25, 1995, respectively. Approximately 38%, 60%, and 53% of export sales were to Europe, while 55%, 35% and 38% of export sales were to Asia Pacific for the nine months ended December 28, 1996 and fiscal years ended March 30, 1996 and March 25, 1995, respectively.

Operations outside the United States primarily consist of the manufacturing plant in Singapore that produces subassemblies and final assemblies for the Company's disk drive products. The geographic breakdown of the Company's activities for each of the three fiscal periods is presented in the following table:

(In thousands)                 U.S.  Asia
                                     Pacific  Elim-
                                              inations   Con-
                                                       solidated
Nine months ended December 28, 1996
Revenue from unaffiliated
 customers                  $751,597  $20,058   $    -   $771,655
Revenue from affiliated
 customers                    25,712    1,517        -     27,229
Transfers between geographic
 locations                    14,150  918,488 (932,638)         -
Revenue                      791,459  940,063 (932,638)   798,884
Income (loss) from
 operations                 (323,061)  79,926    4,708   (238,427)
Identifiable assets          286,084  369,631 (341,176)   314,539

Fiscal year ended March 30, 1996
Revenue from unaffiliated
  customers               $1,196,105 $  68,522  $    - $1,264,627
Revenue from affiliated
 customers                     3,417       954       -      4,371
Transfers between
geographic locations          14,600 1,585,545 (1,600,145)     -
Revenue                    1,214,122 1,655,021 (1,600,145) 1,268,998
Income (loss) from
 operations                 (204,376)   95,035         82   (109,259)
Identifiable assets          326,106   397,837   (281,456)   442,487

Fiscal year ended March 25, 1995
Revenue from unaffiliated
 customers                  $884,301   $ 4,987    $     -   $889,288
Revenue from affiliated
 customers                    17,511         -          -     17,511
Transfers between geographic
 locations                    35,268   874,746   (910,014)         -
Revenue                      937,080   879,733   (910,014)   906,799
Income (loss) from
 operations                 (135,848)   59,558        264    (76,026)
Identifiable assets          338,139   293,096   (249,388)   381,847


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


7.  LINES OF CREDIT, DEBT AND CAPITAL LEASE OBLIGATIONS

Lines of credit, debt and capital lease obligations consist of the following:

                                        December 28,March 30,
(In thousands)                              1996       1996
5.75% Convertible Subordinated
 Debentures due March 1, 2012             $100,000   $100,000
Short-term borrowings; interest
 payable at variable rates ranging from
 5.74% to 6.2% per annum                   136,000     96,000
Short-term borrowings from parent;
 interest payable at rates
 ranging from 5.9% to 6.24%                     -      65,000
Short-term borrowing; interest
 payable at a rate of 6.12%;
 collateralized by equipment                13,800     13,800
Long-term borrowing, interest payable
 at variable rates ranging from
    5.74%    to    6.2%   per   annum       129,000         -
Term loans, principal payable in
 varying monthly, quarterly and
 semi-annual installments through
 October 1996; interest payable at a
 rate of 8.46% per annum; collateralized
 by equipment                                     -       708
Term loans, principal payable in varying
 monthly, bi-monthly and quarterly
 installments through December 1996;
 interest payable at rates ranging from
 7.53% to 8.03% per annum; collateralized
 by equipment                                     -     1,068
Other obligations                               180     1,079
                                            378,980   277,655
Less amounts due within one year            149,871   177,474
Due after one year                         $229,109  $100,181

Future aggregate maturities exclusive of other obligations are as follows:

Fiscal year ending                            (In thousands)
1997                                                $149,800
1998                                                   5,000
1999                                                 134,000
2000                                                   5,000
2001                                                   5,000
Later years                                           80,000
Total                                               $378,800

The 5-3/4% Convertible Subordinated Debentures (Debentures) originally were convertible at any time prior to maturity, unless previously redeemed, into shares of common stock of the Company at a conversion rate of 25 shares per each $1,000 principal amount of debentures (equivalent to a conversion price of $40 per common share), subject to adjustment in certain events. Pursuant to the terms of the Indenture governing the Debentures, dated March 1, 1987, upon the closing of the acquisition by HEA under the Agreement and Plan of Merger, dated November 2, 1995, between HEA and the Company, Debenture holders were entitled to receive in lieu of shares of common stock of the Company the same consideration per share received by holders of common stock at the closing of the Merger. A First Supplemental Indenture, dated January 11, 1996, provides that each $1,000 principal amount of Debentures may be convertible to 25 shares of common stock of the Company (equivalent to a conversion price of $40 per share), which is immediately converted into a cash payment of $167.50. Interest on the Debentures is payable on March 1 and September 1 of each year. The Debentures, at the option of the Company, are redeemable at 100.575% of principal amount as of March 30, 1996 and thereafter at prices adjusting to the principal amount on or after March 1, 1997, plus accrued interest. The Debentures are entitled to a sinking fund of $5,000,000 principal amount of Debentures, payable annually beginning March 1, 1998, which is calculated to retire at least 70% of the Debentures prior to maturity. The Debentures are subordinated in right to payment to all senior indebtedness.

On March 30, 1996, the Company entered into a accounts receivable securitization program with Citicorp Securities, Inc. Under this program, the Company can sell its qualified trade accounts receivable up to $100 million on a non-recourse basis. The face amount of the eligible receivables are discounted based on the Capital Receivables Corporation commercial paper rate (5.68% as of December 28, 1996) plus commission and is subject to a 10% retention. As of December 28, 1996, $38.1 million in sales of accounts receivable, for which proceeds had not yet been received, were included in accounts receivable and $54.4 million in collections of accounts receivable not yet remitted were included in accrued and other liabilities.

On January 31, 1996 the Company signed a one year credit facility in the amount of $13.8 million to be used for capital equipment requirements at the Singapore facility. This credit facility is guaranteed by HEI and all outstanding amounts of principal and accrued interest were payable on February 2, 1997. In January 1997, this facility was renewed under similar terms for an additional year, due on January 30, 1998.

On April 10, 1996, the Company obtained a $100 million intercompany line of credit from HEA. This line of credit allows for draw downs up to $100 million and interest is payable quarterly. All outstanding amounts of principal and accrued interest are due and payable on April 10, 1997. As of December 28, 1996, no amount was outstanding.

On August 29, 1996, the Company established two unsecured, revolving lines of credit totaling $215 million (the Facilities) through Citibank, N.A. and syndicated among fifteen banks. In September, the Facilities were increased $10 million to total $225 million. The Facilities are guaranteed by HEI. A total of $96 million of the Facility is a 364-day committed facility, renewable annually at the option of the syndicate banks. The facility is used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of December 28, 1996, $96 million of borrowings under this line of credit were outstanding. A total of $129 million of the Facilities is a three year committed facility that is also used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of December 28, 1996, $129 million of borrowings under this line of credit were outstanding.

From September 30, 1996 to December 28, 1996, the Company obtained credit facilities amounting to $40 million in the aggregate from three banks. The facilities, which are guaranteed by HEI, will be used primarily for general operating purposes and bear interest at a rate ranging from 5.97 to LIBOR plus 0.53 percent. As of December 28, 1996, $40 million of borrowings under this line of credit were outstanding.

Subsequent to December 28, 1996, the Company obtained a $20 million three month line of credit. This facility, which is guaranteed by HEI, will be used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.60 percent. As of March 1, 1997, $20 million was outstanding.

Under the terms of the Company's line of credit facilities, the Company may not declare or pay any dividends without the prior consent of its lenders.


8.  COMMITMENTS AND CONTINGENCIES

The  Company  leases  certain  of its  principal  facilities  and
certain   machinery   and   equipment   under   operating   lease
arrangements. The future minimum annual rental commitments as of December 28, 1996 are as follows:

Fiscal year ending                             (In thousands)
1997                                                 $ 9,851
1998                                                   7,594
1999                                                   4,100
2000                                                   1,452
2001                                                     891
Later years                                           10,416
Total                                                $34,304

The above commitments extend through fiscal year 2016. Rental expense was approximately $8,905,000 for the nine months ended December 28, 1996, and $11,960,000 and $16,998,000 for fiscal years ended March 30, 1996 and March 25, 1995, respectively.
On December 20, 1996, the Company filed an action in Colorado District Court, County of Boulder, against StorMedia, Inc., its subsidiary, StorMedia International, Ltd. and its Chief Executive Officer, William J. Almon. The Company's complaint arises out of an agreement for the purchase of media by the Company from StorMedia, and alleges breach of contract, breach of the implied warranty of fitness, breach of the implied warranty of merchantability, fraud and negligent misrepresentation, and seeks compensatory money damages, including, but not limited to actual damages, incidental damages, and consequential damages. The action was stayed in early March 1997.

In November 1995, three separate actions (Wacholder v. Gallo, et al., Silver v. Maxtor, et al., and Barrington v. Gallo, et al.) were filed in the Court of Chancery of the State of Delaware, in and for New Castle County which generally alleged a breach of fiduciary duty by the Company's directors in connection with HEA's offer to purchase the Company. These actions, which sought class certification, and preliminary and permanent injunctive relief to prevent the acquisition, as well as damages and attorneys' fees, were consolidated with a similar California action (Campanella v. Maxtor, et al.). In December 1996, in a settlement approved by the Delaware Court, the matters were settled in exchange for certain additional disclosures by the Company to its shareholders regarding the circumstances of the tender offer, and payment by the Company of plaintiffs' counsel fees and costs totaling $315,000.

The Company has been notified of certain other claims, including claims of patent infringement. While the ultimate outcome of these claims and the claims described above is not determinable, it is reasonably possible that resolution of these matters could have a material impact on the financial condition, results of operations or cash flows of the Company.


9.  RELATED PARTY TRANSACTIONS

HEI has committed to provide financial support necessary for the Company to continue operations on an ongoing basis.

In January 1996, the Company became a wholly owned subsidiary of HEA. Subsequently, trading of Maxtor common stock on the NASDAQ National Market was suspended. Currently, there is no public market for the Company's equity securities. The Company's 5-3/4% convertible subordinated Debentures, due March 1, 2012, remain publicly traded.

In May 1995, the Company entered into a definitive manufacturing agreement with HEI. Under the terms of the agreement, HEI manufactured Maxtor-designed hard disk drives for the Company at a site in Korea. In October 1996, the manufacturing agreement was canceled and production at the Korean manufacturing site was transferred to Maxtor's manufacturing facilities in Singapore. As part of the transfer, Maxtor purchased $4.3 million in inventories. In addition, Maxtor purchased approximately $14 million of HEI's manufacturing equipment from November 1996 through February 1997, payable one year from invoice date. HEI will bear all other costs associated with the shut down of production in Korea.


10.  STOCKHOLDER'S DEFICIT

Preferred stock
The Company has one class of $0.01 par value preferred stock with 95,000,000 shares authorized, designated as Series A Preferred Stock. Each share of preferred stock is convertible, at the option of the holder, to shares of the Company's common stock on a one for one basis, subject to adjustment under certain circumstances pursuant to anti-dilution provisions. The preferred stock automatically converts to common stock upon the earlier of the time the consent of at least a majority of the outstanding Series A preferred stock subject to such conversion is obtained, or the closing of the sale of the Corporation's securities pursuant to a firm commitment, underwritten public offering. The holders of preferred shares are entitled to one vote for each share of common stock into which the preferred stock is convertible.

Holders of Series A preferred stock are entitled to dividends, when and as declared by the Board of Directors, at an annual rate of $0.40 per share. Dividends are noncumulative, and to date, no dividends have been declared or paid by the Company.

The Series A preferred stock has a liquidation preference of $6.70 per share, plus any declared but unpaid dividends on such shares.

In June 1996, the Company entered into an exchange agreement with HEA whereby HEA exchanged 600 shares of Common Stock for 58,208,955 shares of Series A Preferred Stock, $.01 par value. As of December 28, 1996, 58,208,955 shares of Series A Preferred Stock and no shares of Common Stock, $.01 par value, were issued and outstanding and none of the outstanding shares of Series A Preferred Stock or Common Stock were held by persons other than the parent of the registrant.

At the time of the acquisition by HEA, the Company canceled its employee stock purchase plan and stockholder rights plan.

Stock options
Effective as of the acquisition by HEA, the Company's Fiscal 1988, 1992, 1995 Stock Option Plans and the 1986 and 1996 Outside Directors Stock Option Plans terminated and were subsequently replaced by the Company's 1996 Stock Option Plan (the Plan). The Plan was approved by the Board of Directors in May 1996 and provides for a maximum of 10,272,168 shares to be reserved for grant. Options under the Plan expire ten years from the date of grant.

The Plan generally provides for non-qualified stock options and incentive stock options to be granted to eligible employees, consultants, affiliates and directors of the Company at a price not less than 85% of the fair market value at the date of grant, as determined by the Board of Directors. The Board of Directors or an executive committee appointed by the Board also approves other terms such as number of shares granted and exercisability thereof. Any person who is not an employee may be granted only a non-qualified stock option. Options granted under the Plan vest over a four-year period with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter. The vesting schedule for new participants begins February 1, 1996 or hiring date, whichever is later.

The Company has the right to repurchase any vested shares at the greater of the exercise price or fair market value upon termination of service by the holder. The Company has a 90 day right of first refusal whereby the Company may repurchase all shares held by the holder on the same terms and at the same price as offered by a third party. The holder must give the Company written notice prior to any proposed transfer.

The  following table summarizes option activity through  December
28, 1996:

                                        Options outstanding
                       Shares             Average
(In thousands, except shareavailable    price per Aggregate
and per share amounts)for grant  Shares    share     value
Balance at
 March 26, 1994      2,806,496  5,851,877   $6.38   $  37,332
Shares reserved      2,015,000          -       -           -
Options granted     (2,752,075) 2,752,075    4.51      12,400
Options exercised            - (1,112,825)   3.78     (4,209)
Options canceled     1,338,162 (1,338,162)   6.49     (8,690)
Cancellation of 1985
 Stock Option Plan    (227,071)         -       -           -
Balance at
 March 25, 1995      3,180,512  6,152,965     5.99     36,833
Options granted     (1,940,547) 1,940,547     4.75      9,226
Options exercised            - (1,134,805)    4.18     (4,745)
Options canceled       992,862   (992,862)    5.56     (5,519)
Plan shares expired   (151,886)         -        -          -
Options canceled
 due to acquisition (2,080,941)(5,965,845)    6.00    (35,795)
Balance at
 March 30, 1996              -          -       -           -
Shares reserved     10,272,168          -       -           -
Options granted     (9,322,198) 9,322,198     3.00     27,966
Options canceled     2,216,698 (2,216,698)    3.00     (6,650)
Balance at
 December 28, 1996   3,166,668  7,105,500    $3.00    $21,316

No shares were vested as of December 28, 1996. There were no shares outstanding subject to repurchase as of December 28, 1996, March 30, 1996 and March 25, 1995.

Under SFAS No. 123, the Company is required to calculate the pro-forma fair market value of options granted and report the impact that would result from recording the compensation expense. Pro-forma net loss for the nine months ended December 28, 1996 is as follows. Comparable information for the fiscal years ended March 30, 1996 and March 25, 1996 are not presented due to the termination of all formally existing options pursuant to the January 1996 acquisition by HEA.

Nine months ended December 28, 1996
(In thousands)                          As reported Pro forma

Net loss                                   $256,326   $257,488

The pro forma net loss disclosures made above are not necessarily representative of the effects on pro forma net income (loss) for future years as options granted typically vest over several years and additional option grants are expected to be made in future years.

Pro-forma compensation expense resulting from stock options is to be based upon fair value at the date of grant. To calculate this fair value, the Company has elected to apply the Black-Scholes pricing model which is one of the currently accepted models recognized by SFAS 123. However, pricing models such as Black-
Scholes were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. Terms of the Company's employee stock options awards differ significantly from those for which Black-Scholes, and other models, were developed. Additionally, these models also require highly subjective assumptions including expected time until exercise and future risk free interest rates that greatly affect the calculated fair value.

To compute the estimated grant date fair market value of the Company's stock option grants for 1996, the following weighted-average assumptions were used:

                               Group A   Group B
Risk-free interest rate         6.14%     6.21%
Weighted average expected life 4 years   6 years

No dividend yield and no price volatility are assumed because all equity is held solely by HEA.

The weighted average expected life was calculated based on the vesting period and the exercise behavior of each subgroup. Group A represents higher paid participants who tend to exercise prior to the vesting period to take advantage of tax laws, and Group B represents all other participants. The risk-free interest rate was calculated in accordance with the grant date and expected life calculated for each subgroup.

The following table summarizes information for stock options outstanding at December 28, 1996:

         Options Outstanding              Options Exercisable
--------------------------------------   ---------------------
                     Weighted
                     Average   Weighted              Weighted
Remaining            Average   Average
Exercise    Number Contractual Exercise     Number   Exercise
Prices   Outstanding   Life     Price    Exercisable  Price
--------------------------------------------------------------

$3.00 -
 $3.00   7,105,500      9.45     $3.00        -        $3.00



11.  INCOME TAXES

The provision for income taxes consists of the following:

Fiscal period ended     December 28,  March 30, March 25,
(In thousands)                 1996      1996      1995
Current:
 Foreign                      $1,124    $2,526    $2,099
                               1,124     2,526     2,099
Deferred:
 Foreign                        (300)      300       (66)
Total                          $ 824    $2,826    $2,033

The provision for income taxes differs from the amount computed by applying the U.S. statutory rate of 35% for the nine months ended December 28, 1996 and fiscal years ended March 30, 1996 and March 25, 1995 loss before income taxes. The principal reasons for this difference are as follows:

Fiscal period ended     December 28, March 30, March 25,
(In thousands)                 1996      1996    1995
Tax at U.S. statutory rate   $(89,442) $(41,982) $(28,066)
Tax savings from foreign
 operations                   (27,104)  (30,757)  (19,732)
Repatriated foreign earnings
 absorbed by current year
 losses                             -    11,624    33,045
U.S. loss not providing
 current tax benefit           52,722    27,325    32,663
Valuation of temporary
 differences                   64,492    36,550   (17,142)
Other                             156        66     1,265
Total                          $  824    $2,826    $2,033

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes purposes. The significant components of the Company's deferred tax assets and liabilities are as follows:

                                     December 28, March 30,
(In thousands)                           1996        1996
Deferred tax assets:
 Inventory reserves and
  accruals                            $16,211     $6,956
 Depreciation                           5,423      4,102
 Sales related reserves                10,836     12,532
 Net operating loss
  carryforwards                       152,519     99,040
 Tax credit carryforwards              18,252     18,252
 Capitalized research and
  development                          77,466     51,219
 Notes receivable reserve               7,561          -
 Other                                  2,496      2,496
Total deferred tax assets             290,764    194,597
Valuation allowance for deferred
 tax assets                          (251,464)  (160,312)
Net deferred tax assets               $39,300    $34,285

Deferred tax liabilities:
 Unremitted earnings of certain
  foreign entities                    $39,300     $34,585
Total deferred tax liabilities        $39,300     $34,585

Pre-tax income from foreign operations was approximately $79,000,000, $95,900,000 and $62,200,000 for the nine months ended December 28, 1996 and fiscal years ended March 30, 1996 and March 25, 1995, respectively. The Company currently enjoys a tax holiday for its operations in Singapore that has been extended until June 30, 1997.

At  December  28,  1996,  for federal income  tax  purposes,  the
Company had net operating loss carryforwards of $426,500,000 which will expire beginning in fiscal year 2006 and tax credit carryforwards of approximately $18,300,000 which will expire beginning in fiscal year 1999. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. The Company determined it has undergone such an ownership change. Consequently, utilization of approximately $271,000,000 of net operating loss carryforwards and the deduction equivalent of approximately $18,300,000 of tax credit carryforwards will be limited to approximately $22,400,000 per year.

The acquisition by HEA of the Company by Hyundai, more fully described in the related party transaction footnote, resulted in the Company becoming part of the HEA consolidated group for federal income tax purposes during January 1996. As a result, the Company's tax loss for the post-acquisition period has been computed on a separate tax return basis pending completion of a tax sharing agreement which will be entered into between the Company and HEA. The Company has not recorded any tax benefit in its financial statements for the amount of the post-change net operating loss to be included in the HEA consolidated income tax return.



                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of Maxtor Corporation:

We have audited the consolidated financial statements and the financial statement schedule of Maxtor Corporation (a wholly-owned subsidiary of Hyundai Electronics America) listed in the index on page 53 of this Form 10-K as of and for the nine month period ended December 28, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxtor Corporation as of December 28, 1996, and the consolidated results of its operations and its cash flows for the nine month period then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                      COOPERS  &  LYBRAND L.L.P.


San Jose, California
February 21, 1997



REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We have audited the accompanying consolidated balance sheets of Maxtor Corporation (a wholly-owned subsidiary of Hyundai
Electronics America) as of March 30, 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two fiscal years in the period ended March 30, 1996. Our audits also include the financial statement schedule for each of the two fiscal years in the period ended March 30, 1996, listed in the Index at Item 14a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxtor Corporation at March 30, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two fiscal years in the period ended March 30, 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respect, the information set forth therein.


                                             ERNST & YOUNG LLP



San Jose, California
April 25, 1996



Item  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Incorporated by reference to Form 8-K filed on July 26, 1996.


                            PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the directors and executive officers of the Company and their ages as of December 28, 1996. There are no family relationships between any director or executive officer of the Company. Executive officers serve at the discretion of the Board of Directors.

     Name             Age     Position with the Company

     Mong Hun Chung   48      Chairman of the Board
     Dr. Chong
        Sup Park      49      Vice Chairman and Director
                                Michael R. Cannon   44
                                President, Chief Executive
                                Officer and Director
                                Paul J. Tufano 43   Vice
                                President, Finance, and Chief
                                Financial Officer
     Glenn H. Stevens 46      Vice President, General Counsel and
                              Secretary
     Charles F. Christ 58     Director
     Charles Hill     60      Director
     Y.H. Kim         54      Director

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

C.S. Park was appointed Vice Chairman of the Company's Board of Directors in June 1996, and in September 1996 assumed the position of President and Chief Executive Officer of HEA. Dr. Park had previously served as the Company's President and Chief Executive Officer from February 1995 until his appointment as Vice Chairman. From 1993 until joining Maxtor, he was President and Chief Executive Officer and a director of Axil Computer, Inc., a workstation computer manufacturer and a Hyundai Business Group company, in Santa Clara, California. Dr. Park remains a member of Axil's Board, and also holds directorship positions on the boards of other Hyundai Business Group companies. He was formerly in various management positions with Hyundai Electronics Industries Co., Ltd., including the position of Senior Vice President, Semiconductor Sales and Marketing, which he held from 1990 to 1992. From 1985 to 1989, Dr. Park was President and Chief Executive Officer of Hyundai Electronics America. He is currently a director of Storage Dimensions, Inc., an independent vendor of high-availability disk and tape storage systems.

Michael R. Cannon was appointed President, Chief Executive Officer and Director of the Company in July 1996. From January 1993 until he joined Maxtor, Mr. Cannon held several senior management positions with IBM's Storage Systems division, including vice president, mobile and desktop business unit; vice president, product design; and vice president, worldwide operations. From May 1991 to January 1993, he served as senior vice president of Syquest Technology Inc., and earlier held the position of vice president, Southeast Asia operations, with Imprimis Technology.

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

Paul J. Tufano became the Company's Vice President, Finance and Chief Financial Officer in August 1996. Prior to joining Maxtor, Mr. Tufano held a variety of management positions at IBM over a 17 year period from March 1979 to July 1996. Just prior to his Maxtor appointment, Mr. Tufano was manager of worldwide logistics for IBM's storage systems division from October 1995 to July 1996. Other management positions included manager of plants and controls for its desktop and mobile storage products business unit, and controller for IBM's San Jose, California facility.

Charles F. Christ has been Vice President and General Manager of the Components Division of Digital Equipment Corporation since July 1994. Prior to joining Digital Equipment Corporation in 1990, Mr. Christ was a senior partner with the management consulting group of Coopers & Lybrand from 1989 to 1990. Previously, he was President and Chief Executive Officer of Digital Sound Corporation, a telecommunications voice processing company, from 1986 to 1988.

Charles Hill has been a Senior Research Fellow at the Hoover Institution since 1989. From 1982 to 1989, he served as Chief of Staff of the U.S. State Department and Executive Assistant to former U.S. Secretary of State George P. Shultz. From 1990 to 1996, Mr. Hill was Special Consultant to the Secretary General of the United Nations. Presently, he is Diplomat-in-Residence at Yale University.

Y. H. Kim was appointed president and resident director of Hyundai Electronics Industries Co., Ltd. in October, 1996. Previously, Mr. Kim had been chief executive officer, president, and a director of HEA since 1990. He continues to be a member of HEA's board of directors, and also holds directorship positions on the boards of Symbios Logic Inc., TV/COM International, Inc., and Hyundai Semiconductors America (Hyundai Group Cos.).


Item 11.       DIRECTORS AND EXECUTIVE COMPENSATION

DIRECTORS

Effective in August 1996, non-employee members of the Company's Board of Directors receive the following compensation: (i) $22,000 per year; (ii) $1,000 per year for service as a committee chairperson; (iii) $1,500 per full-day quarterly Board meeting; and (iv) a one-time initial grant of a nonqualified stock option to purchase 40,000 shares of the Corporation's Common Stock pursuant to the Corporation's 1996 Stock Option Plan. Prior to August 1996, non-employee directors were paid $2,000 per year for service as a committee chairperson and also received $1,000 per committee meeting.

EXECUTIVE COMPENSATION

The following table sets forth compensation paid to the Company's Chief Executive Officer, the Company's other two executive officers whose total salary and bonus exceeded $100,000 during the nine months ended December 28, 1996, and two other persons who served as executive officers of Maxtor during a portion of the nine months ended December 28, 1996, whose total salary and bonus exceeded $100,000.

                   SUMMARY COMPENSATION TABLE

                      Annual Compensation          Long-Term
             --------------------------------
                                                 Compensation
                                                    Awards  __
                                                 -------------
                                         Other
                                         Annual             All
Other
  Name and   Fiscal Yr. Salary  Bonus  Compensa- Options Compen
                                                         sation
Principal
 Position     Ended (15) $  __$__      tion($) (Shares)_ ($)(14)
----------  ----------  -----   ------   -----  ------  -------

Michael R.
Cannon (1) Dec. 28,1996   240,387 250,000(2)    -  900,000       -
President,
and Chief  Mar. 30, 1996       -       -       -        -       -
Executive
Officer    Mar. 25, 1995       -       -       -        -       -

Glenn H.
Stevens    Dec. 28, 1996  149,078       -       -   70,000     3,219
VP, General
Counsel    Mar. 30, 1996  185,771       -       -   40,000       195
and
Secretary  Mar. 25, 1995  138,753       -       -   60,000       190

Paul J. Tufano (3)
           Dec. 28, 1996   92,879  50,000(4)    -  100,000     2,322
VP, Finance
and        Mar. 30, 1996        -       -       -        -         -
Chief Financial
Officer    Mar. 25, 1995        -       -       -        -         -

Non-Continuing
Executive Officers

C. S. Park (5)
           Dec. 28, 1996  200,002       -        -  40,000 (6)  4,000
President
and Chief
           Mar. 30, 1996  400,005       -        -       -      2,046
Executive
Officer    Mar. 25, 1995   73,289 (7)   -        -  505,000(8)      -

Richard D.
Balanson (9)
           Dec. 28, 1996  299,728       -       -        -         -
Executive VP,
and        Mar. 30, 1996  351,596       -  207,475(10) 60,000   2,080
Chief Technical
Officer    Mar. 25, 1995  202,795 176,292(11)    -    300,000      50

Rick R.
Brantmeyer (12)
           Dec. 28, 1996  185,814   25,000      -        -      1,520
Senior Vice
President,
           Mar. 30, 1996  144,228   50,000(13)   -   100,000    1,595
Marketing
and        Mar. 25, 1995        -       -        -         -        -
Worldwide Sales
____________________

(1)  Mr.Cannon   joined  the  Company  as  President  and   Chief
     Executive Officer in July 1996.

(2) Represents bonus paid in accordance with the Company's offer letter to Mr. Cannon.

(3)  Mr. Tufano joined the Company as Vice President, Finance and
     Chief Financial Officer in August 1996.

(4) Represents bonus paid in accordance with the Company's offer letter to Mr. Tufano.

(5)  Dr.   Park  was  appointed  Vice  Chairman  in  June   1996.
     Previously,  he  had  been  President  and  Chief  Executive
     Officer since February 1995. Dr. Park has been a member of Company's Board of Directors since February 1994.

(6) Represents a one-time grant of a nonqualified stock option to purchase 40,000 shares of the Corporation's Common Stock pursuant to the Corporation's 1996 Stock Option Plan related to Dr. Park's appointment as Vice Chairman.

(7)  Includes $31,750 which represents payment for director  fees for  Dr. Park's service as an outside director prior to  his
     election  as  President  and  Chief  Executive  Officer   in
     February 1995.

(8) Includes options for 5,000 shares granted under the 1986 Outside Directors Plan and an option for 500,000 shares granted under the 1995 Stock Option Plan upon Dr. Park's appointment as Chief Executive Officer in February 1995.

(9) Dr. Balanson's employment with the Company terminated in June 1996.

(10) Includes $207,475 in relocation reimbursements paid in fiscal year ended March 30, 1996.

(11) Represents  bonus  in  the  amount  of  $176,292   paid   in
     accordance with the Company's offer letter to Dr. Balanson.

(12) Mr. Brantmeyer's employment with the Company terminated in June 1996.

(13) Represents bonus in the amount of $50,000 paid in accordance with the Company's offer letter to Mr. Brantmeyer.

(14) The   amounts   shown  in  this  column,  unless   otherwise
     indicated, represent the Company's annual contributions to the Maxtor Savings Retirement Plan, a 401(k) plan. All U.S.
     employees are eligible to participate in this Plan.

(15) As a result of the Company's change in fiscal year end, the fiscal period ended December 28, 1996 comprises nine months.


AGREEMENTS WITH EXECUTIVE OFFICERS

On June 7, 1996, Maxtor entered into a Confidential Resignation Agreement and General Release of Claims with Richard D. Balanson (the "Balanson Agreement"). Pursuant to the Balanson Agreement, Mr. Balanson resigned from his position as Executive Vice President and Chief Technical Officer and from his employment with Maxtor effective June 7, 1996. In exchange for his release of all claims against Maxtor, the Company provided the following benefits to Mr. Balanson: (i) payment of $275,000.00 over a six-month period; (ii) continuation of health benefits for a three-month period following his resignation; and (iii) outplacement services.

On June 7, 1996, Maxtor entered into a Confidential Resignation Agreement and General Release of Claims with Rick R. Brantmeyer (the "Brantmeyer Agreement"). Pursuant to the Brantmeyer Agreement, Mr. Brantmeyer resigned from his position as Senior Vice President, Marketing and Sales, and from his employment with Maxtor effective June 7, 1996. In exchange for his release of all claims against Maxtor, the Company provided the following benefits to Mr. Brantmeyer: (i) payment of $125,000.00 over a six-month period; (ii) continuation of health benefits for a three-month period following his resignation; and (iii) outplacement services.

In August 1996, the Company entered into a letter agreement with Mr. Paul J. Tufano, its current Vice President, Finance and Chief Financial Officer, relating to terms of his employment, his initial level of compensation and payment of certain compensation in the event of his termination from the Company under certain circumstances. The agreement provides for base compensation of $230,000 per year; payment of a sign-on bonus of $100,000, payable in two equal installments in July 1996 and January 1997; an annual bonus opportunity of approximately $115,000; and the grant of options to purchase 100,000 shares of the Company's Common Stock vesting over a four (4) year period. The letter agreement further provides that in the event Mr. Tufano is terminated by the Company without cause, the Company shall pay Mr. Tufano the equivalent of nine months' base salary plus any portion of the sign-on bonus remaining unpaid as of the date of such termination.

In July 1996, the Company entered into a letter agreement with Mr. Michael R. Cannon, its current President and Chief Executive Officer, relating to terms of his employment, his initial level of compensation and payment of certain compensation in the event of his termination from the Company under certain circumstances. The agreement provides for base compensation of $500,000 per year; payment of a sign-on bonus of $1,000,000, payable in four equal quarterly installments beginning on the last day of December, 1996; an annual bonus opportunity of approximately $250,000; and the grant of options to purchase 900,000 shares of the Company's Common Stock vesting over a four (4) year period. The letter agreement further provides that in the event Mr. Cannon is terminated by the Company without cause, the Company shall pay Mr. Cannon the equivalent of one year's base salary plus any portion of the sign-on bonus remaining unpaid as of the date of such termination.

In January 1997, the Company entered into a letter agreement with Mr. William Roach, its current Senior Vice President, Worldwide Sales, relating to terms of his employment, his initial level of compensation, and a loan and associated repayment terms. The agreement provides for base compensation of $350,000 per year; a $350,000 loan, forgivable on a prorated basis over a three-year term; a one-time annual bonus between approximately $175,000 and $350,000; and the grant of options to purchase 250,000 shares of the Company's Common Stock vesting over a four (4) year period. In accordance with the foregoing agreement, on January 10, 1997, Mr. Roach delivered to the Company a promissory note in the principal amount of $350,000 in exchange for payment to him by the Company of the loan amount. The note provides for forgiveness of one-third of the outstanding principal balance on each of the first three anniversary dates of his employment, provided that Mr. Roach is an employee of Maxtor on each such date. In addition, the promissory note shall be forgiven in full in the event of his termination by the Company for any reason other than willful misconduct of a culpable nature. In the event Mr. Roach voluntarily terminates his employment with the Company, the balance then due shall become immediately due and payable.



             STOCK OPTION GRANTS IN LAST FISCAL YEAR

The  following table sets forth information with respect to stock options  granted during the nine months ended December  28,  1996
(5)  to  each  of  the executive officers named  in  the  Summary
Compensation Table:

                          Individual Grants
               ----------------------------------
                                                         Potential
                                                        Realizable
                                                         Value at
                                                         Assumed
                          % of
                          Total                           Annual
                                                         Rates of
                                                          Stock
                        Options                           Price
                                                       Appreciation
                                                           for
               Number
               of      Granted
                          to                        Option Term(2)
               Options Employees                 ------------------
                          in    Exer-
                                cise
                                Price    Ex-
                                         pira-
                                         tion
Name           Granted
                (1)      Fiscal
                         Year    Per
                                Share    Date    5%       10%
---------  --------- ------  ------  ------  --------- ----------
Michael R.
Cannon      900,000   9.82% $3.000 7/01/06  $1,698,015 $4,303,105

Glenn H.
Stevens      70,000   0.76% $3.000 5/14/06    $132,068   $334,686

Paul J.
Tufano      100,000   1.09% $3.000 7/29/06    $188,668   $478,123

Non-Continuing
Executive Officers

C. S. Park   40,000(3) 0.43% $3.000 5/14/06    $75,467   $ 191,249

Richard D.
Balanson    300,000(4) 3.22% $3.000 6/07/96         $-          $-

Rick R.
Brantmeyer 100,000(4)  1.07% $3.000 6/07/96         $-          $-



(1) All options were granted under the Company's 1996 Stock Option Plan ("Plan"). Options granted under the Plan vest over a four-year period with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter. The vesting schedule for new participants begins February 1, 1996 or hiring date, whichever is later. Vested options are subject to repurchase by the Company. The Board retains discretion to modify the terms, including the price of outstanding options.

(2) In January 1996, the Company became a wholly owned subsidiary of HEA. As of the acquisition and merger, trading of Maxtor common stock on the NASDAQ National Market was suspended. Currently, there is no public market for the Company's equity securities. The potential realizable value was determined by the Compensation Committee to the Board of Directors based on their good faith estimate of fair market value as of December 28, 1996.

(3) Represents a one-time grant of a nonqualified stock option to purchase 40,000 shares of the Corporation's Common Stock pursuant to the Corporation's 1996 Plan related to Dr.
     Park's appointment as Vice Chairman.

(4)  Options   were  canceled  upon  termination  of   employment
     effective June 7, 1996.

(5) As a result of the Company's change in fiscal year end, the fiscal period ended December 28, 1996 comprises nine months.


            AGGREGATED FISCAL YEAR-END OPTION VALUES

      The following table sets forth information regarding year-end stock option values for each of the executive officers named in the Summary Compensation Table for the nine months ended
December 28, 1996 (3):

                                                 Value of
                  Number of                     Unexercised
                 Unexercised                     In-the-Money
                  Options at                       Options at
             Fiscal Year End (1)             Fiscal Year End (2)


Name     Unexercisable  Exercisable    Unexercisable  Exercisable
-------  ------------  ------------   --------------  -----------
Michael R.
Cannon     900,000         -                 -             -

Glenn H.
Stevens     70,000         -                 -             -

Paul J.
Tufano     100,000         -                 -             -

Non-Continuing
Executive Officers

C. S. Park  40,000         -                 -             -

Richard D.
 Balanson      -           -                 -             -

Rick R.
 Brantmeyer    -           -                 -             -


There  were  no  option  exercises during the nine  months  ended
     December 28, 1996.

(1) All options were granted under the Company's 1996 Stock Option Plan ("Plan"). Options granted under the Plan vest over a four-year period with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter. The vesting schedule for new participants begins February 1, 1996 or hiring date, whichever is later. No shares were exercisable as of December 28, 1996.

(2) As of December 28, 1996, the exercise price per share was equal to the fair market value per share, as determined by the Board of Directors. Therefore, there was no value for unexercised in-the-money options.

(3) As a result of the Company's change in fiscal year end, the fiscal period ended December 28, 1996 comprises nine months.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In June 1996, the Company entered into an exchange agreement with HEA whereby HEA exchanged 600 shares of Common Stock for 58,208,955 shares of Series A Preferred Stock, $.01 par value. As of March 1, 1997, 58,208,955 shares of Series A Preferred Stock and no shares of Common Stock, $.01 par value, were issued and outstanding. As of March 1, 1997, no outstanding shares of Series A Preferred Stock or Common Stock were held by persons other than HEA.

In January 1996, the Company became a wholly owned subsidiary of HEA. As of the acquisition, trading of Maxtor common stock on the NASDAQ National Market was suspended. Currently, there is no public market for the Company's equity securities. The Company's 5-3/4% convertible subordinated Debentures, due March 1, 2012, remain publicly traded.


                  STOCK OWNERSHIP OF MANAGEMENT
                  AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information as of March 1, 1997, with respect to the beneficial ownership of Series A Preferred Stock and Common Stock of Maxtor by (i) all persons known to Maxtor to be the beneficial owners of five percent or more of the outstanding shares of Series A Preferred Stock or Common Stock of Maxtor, (ii) each of Maxtor's directors and nominees, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all executive officers and directors of Maxtor as a group.

                      Number of Shares       Percent of
                      Beneficially Owned     Stock Outstanding
                      -----------------      -----------------
Name or Identity of     Series A
Beneficial  Owner(1)    Preferred  Common   Preferred   Common(2)
-------------------     --------   ------   --------   ---------
Hyundai
Electronics       58,208,955    58,208,955   100.0%         100%
America,
3101 N. First
Street, San Jose,
 CA  95134

Mong Hun Chung (3)         -      12,500         -            *

Dr. Chong Sup Park (3)     -      12,500         -            *

Charles Hill (3)           -      12,500         -            *

Y. H. Kim (3)              -      12,500         -            *

Charles F. Christ (3)      -      12,500         -            *

Michael R. Cannon (4)      -         -           -            -

Glenn H. Stevens (5)       -      21,875         -            *

Paul J. Tufano (4)         -         -           -            -

Richard D. Balanson (6)    -         -           -            -

Rick R. Brantmeyer (6)     -         -           -            -

All executive officers
and directors as a
group (13 persons) (7)     -     171,875         -            *

* Less than one percent (1%)
________________________________________

(1) The persons named in the table have sole voting and investment power with respect to all shares of Series A Preferred Stock and Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Calculated based on the total number of shares of Common Stock outstanding, Series A Preferred Stock outstanding which are convertible into shares of Common Stock, and shares subject to options granted under the Company's 1996 Stock Option Plan which are exercisable through May 1, 1997.

(3) Includes 10,000 shares subject to an option granted under the Company's 1996 Plan which became exercisable February 1, 1997 and are subject to a right of repurchase by the Company.

(4)   No  shares  subject to options granted under the  Company's
1996 Plan are exercisable within 60 days of March 1, 1997.

(5) Includes 17,500 shares subject to an option granted under the Company's 1996 Plan which became exercisable February 1, 1997 and are subject to a right of repurchase by the Company.

(6)   Mr.  Balanson's  and Mr. Brantmeyer's employment  with  the
Company terminated on June 7, 1996; their options were canceled upon termination.

(7) 44,375 shares are subject to options which are exercisable within 60 days of March 1, 1997. Includes shares subject to options described in footnotes 3, 4 and 5.

For stock options issued to Directors and Officers under the 1996
Stock   Option  Plan,  see  Item  11:   Directors  and  Executive
Compensation on page 43.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning related party financing arrangements with HEA, refer to Part II, Item 8, Footnotes to Consolidated
Financial Statements, Footnote 7, pages 32 - 33.

In June 1996, the Company entered into an exchange agreement with HEA whereby HEA exchanged 600 shares of Common Stock for 58,208,955 shares of Series A Preferred Stock, $.01 par value. As of March 1, 1997, 58,208,955 shares of Series A Preferred Stock and no shares of Common Stock, $.01 par value, were issued and outstanding. As of March 1, 1997, no outstanding shares of Series A Preferred Stock or Common Stock were held by persons other than HEA.

In May 1996, the Company entered into an agreement to sell a majority interest in International Manufacturing Services, Inc.
(IMS) to certain IMS management and other investors (Buyer). At completion of the transaction in June 1996, the Company received $25 million in cash and $20 million in notes from IMS, and retained a 23.5% ownership interest in IMS. IMS supplies the Company with printed circuit board assemblies (PCBA), sub-assemblies and fully integrated box-build products under a manufacturing services agreement. Former officers of the Company, Bob Behlman (President and CEO of IMS) and Nathan Kawaye (formerly Vice President and Chief Financial Officer of the Company), have left the Company and hold executive positions at IMS.

In May 1995, the Company entered into a definitive manufacturing agreement with Hyundai Electronics Industries Company, Limited
(HEI). Under the terms of the agreement, HEI manufactured Maxtor-designed hard disk drives for the Company at a site in Korea. In October 1996, the manufacturing agreement was canceled and production at the Korean manufacturing site was transferred to Maxtor's manufacturing facilities in Singapore. As part of the
transfer,  Maxtor  purchased  $4.3 million  in  inventories.   In
addition, Maxtor purchased approximately $14 million of HEI's manufacturing equipment, with the purchase price payable one year from invoice date. The equipment was invoiced over the period from November 1996 through February 1997. HEI would bear all other costs associated with the shut down of production in Korea.

It is the Company's policy to enter into indemnification agreements with its officers and directors, (the "Agreements"). Pursuant to the Agreements, the Company has agreed to indemnify its officers and directors to the maximum extent permitted under Delaware law.

For    information   concerning   severance   and    indebtedness
arrangements  with officers of the Company, refer  to  Part  III,
Item 11, Director and Executive Compensation, pages 44 - 45.


                             PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

      (1) Financial Statements and Financial Statement Schedules
      - See Index to Consolidated Financial Statements under
      Item 8 on page 20 of this report.

     (2) Exhibits
      See Index to Exhibits on pages 53 to 64 hereof.

(b) Reports on Form 8-K

      Item 4. Change in the Registrant's Certifying Accountant, and Item 8. Change in Fiscal Year, filed July 26, 1996.

      Item 5. Other Events reporting the establishment of two unsecured, revolving lines of credit totaling
               $215 million through Citibank, N. A. and syndicated among fifteen banks, filed September 13, 1996.



                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 26th day of March, 1997.

                                      MAXTOR CORPORATION
                                           (Registrant)

                                 By   /s/Michael R. Cannon
                                      --------------------
                                         Michael R. Cannon
                                         President, Chief Executive
                                         Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                 Date

/s/ Michael R. Cannon
--------------------            President,
                                Chief Executive
                                                      March 26,1997
Michael R. Cannon               Officer, and Director



/s/Paul J. Tufano               Vice President,
-----------------               Finance,
                                                     March 26, 1997
Paul J. Tufano                  Chief Financial
                                Officer



/s/ Mong Hun Chung              Chairman of the Board
-------------------                                  March 26, 1997
Mong Hun Chung


/s/ Chong Sup Park              Vice Chairman of the
------------------                                   March 26, 1997
Dr. Chong Sup Park               Board



/s/ Charles Hill                Director      March 26, 1997
----------------
Charles Hill

/s/ Charles F. Christ           Director      March 26, 1997
---------------------
Charles F. Christ

/s/ Y. H. Kim                   Director      March 26, 1997
--------------
Y. H. Kim





                       MAXTOR CORPORATION


                                                      SCHEDULE II


                VALUATION AND QUALIFYING ACCOUNTS

                         (In thousands)


                 Allowance for Doubtful Accounts

_________________________________________________________________
                              Additions
               Balance at     Charged to               Balance at
               Beginning      Cost and  Deductions/    End of
Fiscal Year
 Ended         of Period      Expenses  (Recoveries)   Period
                                         [1]
_________________________________________________________________


December 28,
 1996           $5,196         $1,355    $1,296       $5,255

March 30, 1996  $3,850         $1,232     $(114)      $5,196

March 25, 1995  $3,653         $1,092     $ 895       $3,850




[1]  Uncollectible accounts written off, net of recoveries




                               S-1


Index to Exhibits
=================

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

3.4  (21) Amended and Restated By-Laws of Maxtor Corporation, A
          Delaware Company, effective February 3, 1994

3.5  (21) Restated Certificate of Incorporation of Maxtor
          Corporation effective February 3, 1994

3.6  (36) Amended and Restated Certificate of Incorporation of
          Maxtor Corporation, dated June 6, 1996

3.7  (36) Amended and Restated By-Laws, effective May 14, 1996

3.8  (37) Exchange Agreement effective June 18, 1996, between
          Maxtor Corporation and Hyundai Electronics America

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

10.122(24)Confidential Resignation Agreement and General Release of Claims between Registrant and Skip Kilsdonk, dated
          September 7, 1994

10.123(24)Confidential Resignation Agreement and General Release of Claims between Registrant and Sallee Peterson, dated
          September 23, 1994

10.124(24)Waiver to Financing Agreement among Registrant and The
          CIT Group/Business Credit, Inc., dated October 11, 1994

10.125(24)Amendment No. 1 to Financing Agreement between
          Registrant and The CIT Group/Business Credit, Inc., dated October 31, 1994

10.126(27)License agreement between Registrant and NEC
          Corporation,dated October 18, 1994

10.127(27)Lease Agreement for Premises Located at 1821 Lefthand
          Circle,Suite D, between Registrant and Pratt Land
          Limited Liability Company, dated October 19, 1994

10.128(27)Lease Agreement for Premises Located at 1841 Lefthand
          Circlebetween Registrant and Pratt Land Limited
          Liability Company,dated October 19, 1994

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

10.151(36)Maxtor Corporation 1996 Stock Option Plan**

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

10.156(35)Manufacturing Services Agreement between Maxtor
          Corporation and International Manufacturing Services,
          Incorporated, dated June 13, 1996*

10.157(37)Credit Facility, dated as of July 31, 1996, between
          Maxtor Corporation and Hyundai Electronics America

10.158(38)364-Day Credit Agreement, dated August 29, 1996, among
          Maxtor Corporation, Citibank, N.A., and Syndicate Banks

10.159(38)Credit Agreement, dated August 29, 1996, among Maxtor
          Corporation, Citibank, N.A., and Syndicate Banks

10.160    Employment Agreement between Michael R. Cannon and
          Registrant, dated June 17, 1996**
                                                        65 - 66

10.161    Employment Agreement between Paul J. Tufano and
          Registrant, dated July 12, 1996**
                                                        67 - 68

10.162    Employment Agreement between William Roach and
          Registrant, dated December 13, 1996**
                                                        69 - 73

23.1      Consent of Independent Accountants            74 - 76

27        Financial Data Schedule                       77 - 78


*
          Confidential treatment has been requested for portions of this document

**
          Management contract or compensatory plan or arrangement
-----------------------------------------------------------------
(1) Incorporated by reference to exhibits to Registration Statement No. 2-98568 effective August 7, 1985
(2) Incorporated by reference to exhibits to Registration Statement No. 33-4092 effective April 2, 1986
(3) Incorporated by reference to exhibits to Registration Statement No. 33-12123 effective February 26, 1987
(4) Incorporated by reference to exhibits to Registration Statement No. 33-12768 effective April 23, 1987
(5) Incorporated by reference to exhibits to Registration Statement No. 33-43172 effective October 7, 1992
(6) Incorporated by reference to exhibits to Registration Statement No. 33-8607 effective September 10, 1986
(7)  Incorporated by reference to exhibits of Form 8-K filed
     February 8, 1988
(8) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1988
(9) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1989
(10)Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 1, 1990
(11)Incorporated by reference to exhibits of Form 8-K filed July
    13, 1990
(12)Incorporated by reference to exhibits of Form 8 filed
    November 13, 1990
(13)Incorporated by reference to exhibits of Form 8 filed
    January 8, 1991
(14)Incorporated by reference to exhibits to Annual Report on Form 10-K effective July 15, 1991
(15)Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 25, 1992
(16)Incorporated by reference to exhibits of Form 8-K filed
    January 8, 1993
(17)Incorporated by reference to exhibits to Annual Report on Form 10-K effective May 27, 1993
(18)Incorporated by reference to exhibits of Form 10-Q filed
    August 10, 1993
(19)Incorporated by reference to exhibits of Form 8-K filed
    August 19, 1993
(20)Incorporated by reference to exhibits of Form 10-Q filed
    November 8, 1993
(21)Incorporated by reference to exhibits of Form 10-Q filed
    February 7, 1994
(22)Incorporated by reference to exhibits of Form 10-K filed
    June 24, 1994
(23)Incorporated by reference to exhibits of Form 10-Q filed
    August 5, 1994
(24)Incorporated by reference to exhibits of Form 10-Q filed
    November 8, 1994
(25) Incorporated by reference to exhibits to Registration Statement No. 33-56405 effective November 10, 1994
(26) Incorporated by reference to exhibits to Registration Statement No. 33-56407 effective November 10, 1994
(27)Incorporated by reference to exhibits of Form 10-Q filed
    February 7, 1995
(28)Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 23, 1995
(29)Incorporated by reference to exhibits of Form 10-Q filed
    August 14, 1995
(30)Incorporated by reference to exhibits to Registration Statement No. 33-63295 effective October 10, 1995
(31)Incorporated by reference to exhibit III of Schedule 14D-9 filed November 9, 1995
(32) Incorporated by reference to exhibit VI of schedule 14D-9 filed November 9, 1995
(33)Incorporated by reference to exhibits of Form 10-Q filed
    November 14, 1996
(34)Incorporated by reference to exhibits of Form 10-Q filed
    February 14, 1996
(35)Incorporated by reference to exhibits of Form 8-K filed June
    28, 1996
(36)Incorporated by reference to exhibits of Form 10-K filed
    July 1, 1996
(37)Incorporated by reference to exhibits of Form 10-Q filed
    August 13, 1996
(38)Incorporated by reference to exhibits of Form 8-K filed
    September 13, 1996