Form 10-Q
period 1997-03-29
MAXTOR CORP
filed 1997-05-13
CIK 711039

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549


                          FORM 10-Q


X     Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 29, 1997.

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to



Commission File Number 0-14016


                       MAXTOR CORPORATION
     (Exact name of registrant as specified in its charter)

                Delaware
(State or other jurisdiction of                   77-0123732
incorporation or organization)                (I.R.S. Employer)
                                             (Identification No.)

510 Cottonwood Drive, Milpitas, CA                 95035
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

      X     Yes                                       No

No shares of Common Stock and 58,208,955 shares of Series A
Preferred Stock were issued and outstanding as of May 3, 1997.




                        MAXTOR CORPORATION

                             FORM 10-Q

                           March 29,1997

                               INDEX



Part  I.                                            Financial
Information                                         Page


 Item 1.Consolidated Financial Statements

        Consolidated Statements of Operations -
          Three Months Ended March 29, 1997
           and March 30, 1996                         3

        Consolidated Balance Sheets-
          March 29, 1997 and December 28, 1996    4 - 5

        Consolidated Statements of Cash Flows-
          Three Months Ended March 29, 1997
          and March 30, 1996                      6 - 7

        Notes to Consolidated Financial           8 - 9
          Statements

 Item 2.  Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations           10 - 14



Part  II. Other Information

 Item 1. Legal Proceedings                           15

 Item 6. Exhibits and Reports on Form 8-K            15



Signature Page                                       16



                 PART   I. FINANCIAL INFORMATION


Item 1. CONSOLIDATED FINANCIAL STATEMENTS



                    MAXTOR CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands)
                        (Unaudited)

                                        Three Months Ended
                                      --------------------
                                      March 29,   March 30,
                                         1997        1996
                                      ---------  ----------

Revenue                               $238,042   $ 310,587
Revenue from affiliates                  8,966       4,371
                                      --------   ---------
  Total revenue                        247,008     314,958
                                      --------   ---------

Cost of revenue                        245,862     299,011
Cost of revenue from affiliates          8,254       3,902
                                      --------   ---------
  Total cost of revenue                254,116     302,913

Gross margin                           (7,108)      12,045
                                      --------   ---------

Operating expenses:
  Research and development              26,394      25,301
  Selling, general and
    administrative                      15,061      22,174
                                      --------   ---------
Total operating expenses                41,455      47,475
                                      --------   ---------

Loss from operations                   (48,563)    (35,430)

Interest expense                        (7,927)     (4,021)
Interest income                          1,781         333
                                       --------  ---------

Loss before income taxes               (54,709)    (39,118)
Provision for income taxes                 277         699
                                       --------  ---------
Net loss                              $(54,986)   $(39,817)
                                       ========  =========


                         See accompanying notes.


                         MAXTOR CORPORATION
                    CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                          (Unaudited)

                                      March 29,  December 28,
                                         1997        1996
                                     ----------  ------------

ASSETS

Current assets:
  Cash and cash equivalents           $19,363      $31,313
  Accounts receivable, net of
    allowance for doubtful
    accounts of $4,184 at
    March 29, 1997 and $5,255
    at December 28, 1996              147,219       82,876
  Accounts receivable from
    affiliates                          3,561        6,248
  Inventories:
     Raw materials                     34,339       33,012
     Work-in-process                   19,792       15,674
     Finished goods                    32,005       32,192
                                      -------      -------
                                       86,136       80,878
  Prepaid expenses and other            4,289        5,239
                                      -------      -------
       Total current assets           260,568      206,554

Property, plant and equipment,
  at cost:
  Buildings                            29,958       29,512
  Machinery and equipment             208,872      194,644
  Furniture and fixtures               10,773       13,300
  Leasehold improvements               11,570       12,695
                                      -------      -------
                                      261,173      250,151
  Less accumulated depreciation
    and amortization                 (154,334)    (158,078)
                                     ---------    ---------
     Net property, plant and
       equipment                      106,839       92,073
Other assets                           18,740       15,912
                                     ---------    --------
                                     $386,147     $314,539
                                     =========    ========



                      See accompanying notes.


                         MAXTOR CORPORATION
                     CONSOLIDATED BALANCE SHEETS
          (In thousands, except share and per share amounts)
                          (Unaudited)
                           (Continued)


                                      March 29,       December 28,
                                         1997             1996
                                     ----------      -------------

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Short-term borrowings               $169,800           $149,800
  Short-term borrowings
    due to affiliates                  100,000                  -
  Accounts payable                     134,756            109,956
  Accounts payable to
    affiliates                          16,427             13,459
  Income taxes payable                   5,133              5,088
  Accrued payroll and
    payroll-related expenses            18,410             17,159
  Accrued warranty                      16,878             20,194
  Accrued expenses                      78,050             97,166
  Long-term debt and capital
    lease obligations
     due within one year                 5,040                 71
                                      --------           --------
       Total current liabilities       544,494            412,893

Long-term debt and capital lease
  obligations due after one year       224,102            229,109
Commitments and contingencies                -                  -
Stockholder's deficit:
  Series A Preferred stock,
    $0.01 par value, 95,000,000
     shares authorized; 58,208,955
     shares issued and outstanding
     at March 29, 1997 and
     December 28, 1996;aggregated
     liquidation value of $390,000         582                 582
   Common stock, $0.01 par value,
     110,000,000 shares authorized;
     no shares issued and
     outstanding at March 29, 1997
     and December 28, 1996                   -                   -
  Additional paid-in capital           335,017             335,017
  Accumulated deficit                 (718,048)           (663,062)
                                      ---------           ---------
       Total stockholder's deficit    (382,449)           (327,463)
                                      ---------           ---------
                                     $ 386,147           $ 314,539
                                     ==========          ==========



                     See accompanying notes.


                        MAXTOR CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                       Three Months Ended
                                      ----------------------
                                      March 29,    March 30,
                                        1997         1996
                                     ----------   ----------
Increase (decrease) in cash
  and cash equivalents
Cash flows from operating activities:
  Net loss                             $(54,986)   $(39,817)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
     Depreciation and amortization       11,736      13,264
     (Gain)/loss on disposal of
       property, plant and
       equipment                           (492)        611
     Other                                 (215)        300
     Change in assets
      and liabilities:
       Accounts receivable              (43,873)      4,102
       Accounts receivable
       from affiliates                    2,687      (4,426)
       Net collections of
        accounts receivable sold
        to financing company            (37,804)          -
       Inventories                       (6,926)    (24,796)
       Prepaid expenses and other           950       1,505
       Accounts payable                   7,525       8,073
       Accounts payable to affiliates     2,968       8,656
       Income taxes payable                  45        (184)
       Accrued payroll and
         payroll-related expenses         1,251          69
       Accrued warranty                  (3,316)     (1,944)
       Accrued expenses                      52      (7,008)
                                        --------    --------
  Total adjustments                     (65,412)     (1,778)
                                        --------    --------
  Net cash used in operating
    activities                         (120,398)    (41,595)
                                       ---------    --------

Cash flows from investing
 activities:
  Purchase of property,
    plant and equipment,
    net of disposals                     (8,789)    (22,128)
  Other                                  (2,729)     (2,271)
                                        --------    --------
  Net cash used in
   investing activities                 (11,518)    (24,399)
                                        --------    --------

Cash flows from financing activities:
  Proceeds from issuance of
    short-term borrowings               120,000      76,595
  Principal payments on debt,
    including capital lease obligations     (34)       (665)
  Proceeds from issuance of
   common stock, net of notes
   receivable, stock repurchases
   and tax benefits                           -       1,492
                                        --------    --------
  Net cash provided by
    financing activities                119,966      77,422
                                        --------    --------

Net change in cash and
 cash equivalents                       (11,950)     11,428

Cash and cash equivalents
  at beginning of period                 31,313      41,366
                                        --------    --------

Cash and cash equivalents
  at end of period                    $  19,363     $ 52,794
                                      ==========    ========



                       See accompanying notes.


                         MAXTOR CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                            (Unaudited)

                                             Three Months Ended
-------------------------------------------------------------------
                                           March 29,    March 30,
                                             1997       1996
-------------------------------------------------------------------

Supplemental disclosures of
  cash flow information:
Cash paid for:
 Interest                                 $5,512         $7,470
 Income taxes                                153            587

Supplemental information on
 non-cash investing and
 financing activities:
Purchase of property, plant
and equipment financed by
accounts payable                         $17,275         $4,949

--------------------------------------------------------------------



                         See accompanying notes.


                         MAXTOR CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1.   Consolidated financial statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and are not intended to include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation (Maxtor or the Company) and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Maxtor Corporation operates as a wholly-owned subsidiary of Hyundai Electronics America (HEA). All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended December 28, 1996. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year. Balance sheet amounts at December 28, 1996 were derived from the audited financial statements for the year ended December 28, 1996.


2.   Short-term borrowings

On March 30, 1996, the Company entered into an accounts receivable securitization program with Citicorp Securities, Inc. Under this program, the Company can sell its qualified trade accounts receivable up to $100 million on a non-recourse basis. The face amount of the eligible receivables are discounted based on the Capital Receivables Corporation commercial paper rate (5.65% as of March 29, 1997) plus commission and is subject to a 10% retention. As of March 29, 1997, $58.5 million in sales of accounts receivable, for which proceeds had not yet been received, were included in accounts receivable and $37.1 million in collections of accounts receivable not yet remitted were included in accrued and other liabilities.

On January 31, 1996 the Company signed a one year credit facility in the amount of $13.8 million to be used for capital equipment requirements at the Singapore facility. This credit facility is guaranteed by HEI and all outstanding amounts of principal and accrued interest were payable on February 2, 1997. In January 1997, this facility was renewed under similar terms for an additional year, due on January 30, 1998. As of March 29, 1997, $13.8 million was outstanding.

On April 10, 1996, the Company obtained a $100 million intercompany line of credit from HEA. This line of credit allows for draw downs up to $100 million and interest is payable quarterly. As of March 29, 1997, $100 million was outstanding. On April 10, 1997, all outstanding amounts of principal and accrued interest were paid as the Company obtained a $150 million intercompany line of credit from HEA which replaces the previous HEA line. This line of credit allows for draw downs up to $150 million and interest is payable quarterly. As of May 3, 1997, $115 million was outstanding.

On August 29, 1996, the Company established two unsecured, revolving lines of credit totaling $215 million (the Facilities) through Citibank, N.A. and syndicated among fifteen banks. In
September 1996, the Facilities were increased by $10 million to total $225 million. The Facilities are guaranteed by Hyundai
Electronics Industries Company, Limited (HEI). A total of $96 million of the Facility is a 364-day committed facility, renewable annually at the option of the syndicate banks. Such facility is used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of March 29, 1997, $96 million of borrowings under this line of credit were outstanding. A total of $129 million of the Facilities is a three year committed facility that is also used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of March 29, 1997, $129 million of borrowings under this line of credit were outstanding.

From September 30, 1996 to March 29, 1997, the Company obtained credit facilities amounting to $60 million in the aggregate from four banks. The facilities, which are guaranteed by HEI, are used primarily for general operating purposes and bear interest at rates ranging from 5.97 percent to LIBOR plus 0.60 percent. As of March 29, 1997, $60 million of borrowings under this line of credit were outstanding.

Under the terms of the Company's line of credit facilities, the Company may not declare or pay any dividends without the prior consent of its lenders.


3.   Contingencies

On December 20, 1996, the Company filed an action in Colorado District Court, County of Boulder, against StorMedia, Inc., its subsidiary, StorMedia International, Ltd. and its Chief Executive Officer, William J. Almon. This action, which arose out of an agreement for the purchase of media by the Company from StorMedia, was stayed in March 1997.

The Company has been notified of certain other claims, including claims of patent infringement. While the ultimate outcome of such claims is not determinable, there can be no assurance that the claims will be resolved favorably to the Company or will not have a material adverse impact on the financial condition, results of operations or cash flows of the Company.


This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in Item 2 "Management's Discussion and Analysis of
Financial Condition and Results of Operations, "-Results of Operations", "-Liquidity and Capital Resources", and "Trends and Uncertainties", and elsewhere in this report, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 29, 1997 COMPARED TO QUARTER ENDED MARCH 30, 1996

-------------------------------------------------------------------
(In millions)           March 29,           March 30,
Fiscal  quarter ended    1997      1996      Change
-------------------------------------------------------------------

Revenue                $247.0    $315.0     $(68.0)

Gross margin            $(7.1)    $12.0     $(19.1)
 As a percentage
 of revenue              (2.9%)     3.8%

Net loss               $(55.0)   $(39.8)    $(15.2)
 As a percentage
 of revenue             (22.3%)   (12.6%)

-------------------------------------------------------------------


Revenue
Revenue for the quarter ended March 29, 1997 decreased by $68 million compared with the corresponding quarter of the prior year. The primary reason was the June 1996 sale of a majority interest in a wholly-owned subsidiary. The subsidiary accounted for $25.7 million in revenues for the quarter ended March 30, 1996. In addition, the Company experienced a 10% decrease in units sold and a continuing decline of average unit sales prices of the Company's established products as a result of competitive market conditions, offsetting a shift in product mix to the Company's newer higher
capacity, higher  priced products.   Over 80% of the Company's unit
volume for the quarter ended March 29, 1997 comprised drives with a capacity of 1.6 gigabytes (GB) or higher, whereas the Company's unit volume for the same quarter in the prior year primarily comprised drives with a capacity of less than 1.6GB.

During the quarter ended March 29, 1997, the Company had one customer which accounted for approximately 24% of the Company's revenue. During the quarter ended March 30, 1996, no customer accounted for 10% or greater of the Company's revenue.

Gross margin
Gross margin as a percentage of revenue declined in the quarter ended March 29, 1997 compared to the quarter ended March 30, 1996. Despite the shift in product mix to higher capacity products as discussed earlier, gross margin declined primarily as a result of the continuing decline in average unit selling prices.

The Company will continue its efforts to reduce its manufacturing costs by focusing on manufacturing expense reductions, yield improvements, and asset utilization. However, gross margins may continue to be affected by pricing and other competitive conditions, as well as the Company's ability to maintain profit margins during the phase out of older product lines and the introduction and ramp of newer product lines that incorporate advances in technology.

Operating expenses

------------------------------------------------------------------
(In millions)                   March 29,   March 30,
Fiscal quarter ended             1997        1996     Change
------------------------------------------------------------------

Research and development        $ 26.4      $ 25.3    $  1.1
  As a percentage of revenue      10.7%        8.0%

Selling, general and
 administrative                 $ 15.1      $ 22.2    $ (7.1)
   As a percentage
   of revenue                      6.1%        7.0%
------------------------------------------------------------------


Research and development (R&D) expenses increased in absolute dollars and as a percentage of revenue primarily as a result of the Company's continued investment in its advance technology group which was initiated during the second fiscal quarter of 1996. The group's objective is to ensure product feasibility as a whole prior to product development by the design team in order to attempt to facilitate transition of more advanced products from design to volume production with acceptable production yields.

The Company intends to continue making investments  in
research  and  development  since  the  timely  introduction   and
transition to volume production of new products is essential to its future success.

Selling, general and administrative (SG&A) expenses decreased as a percentage of revenue and in absolute dollars for the quarter ended March 29, 1997 due to the Company's ongoing efforts to control costs and expenditures. Reductions in overall headcount and controlled marketing expenses contributed to lower expenses for the quarter ended March 29, 1997.


Interest expense and interest income

------------------------------------------------------------------
(In millions)         March 29,    March 30,
Fiscal  quarter ended  1997          1996    Change
------------------------------------------------------------------

Interest expense      $  7.9        $4.0      $3.9

Interest income       $  1.8        $ .3      $1.5
------------------------------------------------------------------


Interest expense increased due to a substantial increase in short-term and long-term borrowings required in order to fund the Company's operations. The Company had $269.8 million of short-
term and $129 million of long-term lines of credit borrowings outstanding at March 29, 1997, compared with $175.6 million of total borrowings outstanding at March 30, 1996. The Company expects to maintain approximately the same or higher levels of borrowings for the remainder of the year.

Interest income increased due to payment received on a note receivable accounted for on a recovery basis. Cash availability overall has and will continue to be tight in 1997 due to funding required for the Company's operations.

Provision for income taxes

------------------------------------------------------------------
(In millions)                   March 29,  March 30,
Fiscal  quarter ended             1997          1996     Change
------------------------------------------------------------------

Provision for income taxes       $0.3      $  0.7   $   (0.4)
------------------------------------------------------------------


The provision for income taxes consists primarily of foreign taxes. The decrease of $.4 million is due to the sale in 1996 of a subsidiary which had operations in Hong Kong. The Company's effective tax rate for fiscal years 1997 and 1996 differs from the combined federal and state rates due to the repatriation of foreign earnings absorbed by current year losses, and the
Company's U.S. operating losses not providing current tax benefits, offset in part by the tax savings associated with the Company's Singapore operations and valuation of temporary differences. Income from the Singapore operations is not taxable in Singapore as a result of the Company's pioneer tax status.


LIQUIDITY AND CAPITAL RESOURCES

-----------------------------------------------------------------
                                       As of and for
                                      the quarter ended
(In millions)                          March 29, 1997
-----------------------------------------------------------------

Cash and cash equivalents                     $19.4

Short-term borrowings                        $169.8

Short-term borrowings due to affiliate       $100.0

Net cash used in operating activities        $120.4

Net cash used in investing activities         $11.5

Net cash provided by financing activities    $120.0
-----------------------------------------------------------------


As of March 29, 1997, the Company had cash and cash equivalents of $19.4 million as compared to $31.3 million as of December 30, 1996, a decrease of $11.9 million. The decrease in the Company's cash and cash equivalents was primarily the result of operating losses and capital expenditures offset by credit borrowings to fund those activities.

Net cash used in operating activities during quarter ending March 29, 1997 was primarily attributable to the net loss from operations net of non-cash depreciation and amortization, an increase in accounts receivable and inventories offset by cash provided by increases in accounts payable and other current liabilities. Other significant uses of cash during the quarter ended March 29, 1997 were $8.8 million in capital expenditures related primarily to the acquisition of manufacturing and engineering equipment to develop new products and enhance productivity of the Singapore manufacturing facility. In order to fund these combined uses of cash, the Company drew down $120 million on its credit facilities. Credit lines are discussed at length below.

On January 31, 1996 the Company signed a one year credit facility in the amount of $13.8 million to be used for capital equipment requirements at the Singapore facility. This credit facility is guaranteed by HEI and all outstanding amounts of principal and accrued interest were payable on February 2, 1997. In January 1997, this facility was renewed under similar terms for an additional year, due on January 30, 1998. As of March 29, 1997, $13.8 million was outstanding.

On April 10, 1996, the Company obtained a $100 million intercompany line of credit from HEA. This line of credit allows for draw downs up to $100 million and interest is payable quarterly. As of March 29, 1997, $100 million was outstanding. On April 10, 1997, all outstanding amounts of principal and accrued interest were paid as the Company obtained a $150 million intercompany line of credit from HEA which replaces the previous HEA line. This line of credit allows for draw downs up to $150 million and interest is payable quarterly. As of May 3, 1997, $115 million was outstanding.

On August 29, 1996, the Company established two unsecured, revolving lines of credit totaling $215 million (the Facilities) through Citibank, N.A. and syndicated among fifteen banks. In
September 1996, the Facilities were increased by $10 million to total $225 million. The Facilities are guaranteed by HEI. A total of $96 million of the Facility is a 364-day committed facility, renewable annually at the option of the syndicate banks. Such facility is used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of March 29, 1997, $96 million of borrowings under this line of credit were outstanding. A total of $129 million of the Facilities is a three year committed facility that is also used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of March 29, 1997, $129 million of borrowings under this line of credit were outstanding.

From September 30, 1996 to March 29, 1997, the Company obtained credit facilities amounting to $60 million in the aggregate from four banks. The facilities, which are guaranteed by HEI, are used primarily for general operating purposes and bear interest at rates ranging from 5.97 percent to LIBOR plus 0.60 percent. As of March 29, 1997, $60 million of borrowings under this line of credit were outstanding.

The liquidity of the Company continued to be adversely affected during the quarter ended March 29, 1997 by losses from operations and liquidity has been significantly reduced compared to the same period last year. The Company is implementing ongoing measures with the goal of decreasing losses from operations and thus improving liquidity. In addition to attempting to improve operating margins on product sales through the introduction of new products and reduction of manufacturing costs, the Company remains focused on controlling other operating expenses.

Subject to unforeseen changes in general business conditions, the Company believes that the combination of the measures described above and other available actions, together with its balances of cash and cash equivalents, equipment financing and line of credit borrowing capabilities (supported by HEI and HEA) and expected equity infusion, should be sufficient to fund the Company's working capital and capital expenditure requirements through fiscal year 1997. There can be no assurance, however, that financing will be available on terms which are favorable to the Company.


TRENDS AND UNCERTAINTIES

General
The Company competes in the highly cyclical disk drive industry and is subject to a number of risks which have affected the Company's operating results in the past and may affect its future operating results. The industry is characterized by rapid technological change, intense competition, short product life cycles, and significant price erosion during a product life cycle. At times, the industry is also subject to excess production capacity and component cost pressures as a result of key component shortages. In addition to being impacted by these industry factors, the Company has been less successful in the past several years than its competitors in managing product transitions and has been unable to bring certain products to market in a timely and cost effective manner. Further, many of the Company's competitors have had broader product lines than the Company with which to compete in this environment.

Industry Characteristics
As with all companies in the disk drive industry, the Company's financial results continue to be heavily dependent on the success of its products. Competitive areal densities are continuing to increase dramatically. Several larger competitors have already focused their desktop drive products on magneto-resistive (MR) head technology. MR heads provide more signal than older inductive head technologies at today's high densities. Currently, the Company believes this more aggressive MR-based areal density curve is dictating the capacities of choice at major OEM accounts. Additionally, the Company believes alternative head technologies are lagging behind the MR curve by four to six months. The Company's reliance on alternative head technologies will not allow it to capture key customer accounts which is critical to the Company's success. Because of the factors discussed above, the Company's strategy in 1997 forward is centered on introducing desktop products which incorporate MR technology and which are increasingly less expensive to manufacture.

Data storage manufacturers continually strive for larger storage capacities, higher performance and lower cost. Short product life cycles also increase the importance of the Company's ability to successfully manage product transitions. During 1996, the Company successfully managed certain product transitions. However, certain new products introduced by competitors, as well as those introduced by the Company, tend to displace older products. The failure to adequately manage product transitions could result in the loss of market opportunities, significantly lower gross margins, decreased sales of existing products, cancellation of products or product lines, the accumulation of obsolete and excess inventory, and resulting charges related to obsolete capital equipment. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results.


Manufacturing Characteristics
The Company's manufacturing processes require large volumes of leading edge, high-quality components supplied by outside vendors. Generally, the Company does not have long-term supply agreements with its vendors. The Company has qualified multiple vendors for components where practical. However, some leading edge components for the Company's new generation of products may only be available from a limited number of vendors. The Company has periodically received notices from vendors that they are unable to supply required volumes of certain key components. Vendor de-commitments can adversely impact the Company's ability to ship products as scheduled to its customers. While the Company has qualified and continues to qualify multiple vendors for many components, it is reliant on, and will continue to be reliant on, the availability of supply from its vendors for many semi-custom and custom integrated circuits, heads, media and other key components. Because the Company is less vertically integrated than its competitors, an extended shortage of required materials and supplies could have a more severe effect on the Company's revenues and earnings as compared to its competition. In light of current industry conditions, the Company is focused on developing excellent business relationships with its vendors and utilizing strategic alliances for certain components where practical.


                          PART II. OTHER  INFORMATION

Item 1.  LEGAL PROCEEDINGS


On December 20, 1996, the Company filed an action in Colorado District Court, County of Boulder, against StorMedia, Inc., its subsidiary, StorMedia International, Ltd. and its Chief Executive Officer, William J. Almon. This action, which arose out of an agreement for the purchase of media by the Company from StorMedia, was stayed in March 1997.

The Company has been notified of certain other claims, including claims of patent infringement. While the ultimate outcome of such claims is not determinable, there can be no assurance that the claims will be resolved favorably to the Company or will not have a material adverse impact on the financial condition, results of operations or cash flows of the Company.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)Exhibits:
  The exhibits listed on the accompanying index to exhibits immediately following the signature page are filed as part of this report.

b)Reports on Form 8-K:
  None





                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MAXTOR CORPORATION



Date:  May 12, 1997                By:  \s\ Paul J. Tufano
                                      Paul J. Tufano
                                      Vice President, Finance and
                                      Chief Financial  Officer





                             Maxtor Corporation
                             Index to Exhibits

Exhibit
Number


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

10.163 Intercompany Loan Agreement, dated as of April 10, 1997, between Maxtor Corporation and Hyundai Electronics America

27              Financial Data Schedule
------------------------------------------------------------------
 (3) Incorporated by reference to exhibits to Registration Statement No. 33-12123 effective February 26, 1987
 (6) Incorporated by reference to exhibits to Registration Statement No. 33-8607 effective September 10, 1986
 (7) Incorporated by reference to exhibits of Form 8-K filed
     February 8, 1988
 (8) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 24, 1988
(21) Incorporated by reference to exhibits of Form 10-Q filed
     February 7, 1994
(22) Incorporated by reference to exhibits of Form 10-K filed June
     24, 1994
(31) Incorporated by reference to exhibit III of Schedule 14D-9 fi led November 9, 1995
(32) Incorporated by reference to exhibit VI of schedule 14D-9 filed November 9, 1995
(36) Incorporated by reference to exhibits of Form 10-K filed July
     1, 1996
(37) Incorporated by reference to exhibits of Form 10-Q filed Augu st 13, 1996