Form 10-Q
period 1997-06-28
MAXTOR CORP
filed 1997-09-26
CIK 711039

8/12/97
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549


                          FORM 10-Q


X       Quarterly report pursuant to Section 13 or 15(d) of the
---  Securities Exchange Act of 1934

For the period ended June 28, 1997.

       Transition report pursuant to Section 13 or 15(d) of the
-----
Securities Exchange Act of 1934


For the transition period from              to
                               ------------   -------------



Commission File Number 0-14016


                       MAXTOR CORPORATION
     (Exact name of registrant as specified in its charter)

                Delaware                      77-0123732
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)               Identification No.)

510 Cottonwood Drive, Milpitas, CA                95035
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

No shares of Common Stock and 58,208,955 shares of Series A
Preferred Stock were issued and outstanding as of August 11, 1997.



                            MAXTOR CORPORATION

                               FORM 10-Q

                              June 28,1997

                                    INDEX



Part  I. Financial
Information                                                 Page
------------------                                          -----

 Item 1.  Consolidated Financial Statements

          Consolidated Statements of Operations -
            Three Months and Six Months Ended
            June 28, 1997 and June 29, 1996                  3

          Consolidated Balance Sheets-
            June 28, 1997 and December 28, 1996             4 -5

          Consolidated Statements of Cash Flows-
            Six Months Ended June 28, 1997
            and June 29, 1996                               6 -7

          Notes to Consolidated Financial Statements        8 - 9


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations    10 - 14



Part  II. Other Information

 Item 1.  Legal Proceedings                                   15

 Item 6.  Exhibits and Reports on Form 8-K                    15



  Signature Page                                              16



                 PART   I. FINANCIAL INFORMATION


Item 1.      CONSOLIDATED FINANCIAL STATEMENTS



                        MAXTOR CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands)
                          (Unaudited)

                          Three Months Ended      Six Months Ended
                          -------------------     ----------------

                          June 28,   June 29,     June 28,   June 29,
                            1997       1996         1997       1996
                          --------   --------     --------   -------

Revenue                   $273,976   $255,968    $512,018   $566,555
Revenue from affiliates      9,118      5,370      18,084      9,741
                          --------   --------     --------   -------
  Total revenue            283,094    261,338     530,102    576,296

Cost of revenue            271,968    328,351     517,830    627,362
Cost of revenue from
  affiliates                 8,359      5,415      16,613      9,317
                          --------   --------     --------   -------
  Total cost of revenue    280,327    333,766     534,443    636,679

Gross profit                 2,767    (72,428)     (4,341)   (60,383)
                          --------   --------     --------   -------

Operating expenses:
  Research and
  development               25,523     28,806      51,917     54,107
  Selling, general
  and  administrative       15,347     24,244      30,408     46,418
                          --------    -------     --------   --------
Total operating expenses    40,870     53,050      82,325    100,525

Loss from operations       (38,103)  (125,478)    (86,666)  (160,908)

Interest expense            (8,697)    (4,768)    (16,624)    (8,789)
Interest income                416        289       2,197        622
                          ---------   --------    --------   --------

Loss before provision
 for income taxes          (46,384)  (129,957)   (101,093)   (169,075)
Provision for income taxes     224        232         501         931
                          ---------   --------    --------   ---------
Net loss                  $(46,608) $(130,189)  $(101,594)  $(170,006)





                         See accompanying notes.




                            MAXTOR CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                            (In thousands)
                              (Unaudited)
                                          June 28,         December 28,
                                            1997              1996
                                      ------------       --------------

ASSETS

Current assets:
  Cash and cash equivalents               $33,992             $31,313
  Accounts receivable, net of
     allowance for doubtful accounts
     of $4,376 at June 28, 1997 and
     $5,255 at December 28, 1996          141,570              82,876
  Accounts receivable from affiliates       2,455               6,248
  Inventories:
     Raw materials                         29,360              33,012
     Work-in-process                       21,905              15,674
     Finished goods                        77,461              32,192
                                      ------------        --------------
                                          128,726              80,878
  Prepaid expenses and other                4,472               5,239
                                      ------------        --------------
       Total current assets               311,215             206,554

Property, plant and equipment, at cost:
  Buildings                                32,186              29,512
  Machinery and equipment                 208,026             194,644
  Furniture and fixtures                   10,998              13,300
  Leasehold improvements                   10,120              12,695
                                      -----------         -------------
                                          261,330             250,151
  Less accumulated depreciation
    and amortization                     (156,395)           (158,078)
                                      ------------        -------------
     Net property, plant and equipment    104,935              92,073
Other assets                               13,755              15,912
                                      -------------         -----------
                                         $429,905            $314,539



                            See accompanying notes.






                             MAXTOR CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share amounts)

                                (Continued)
                                (Unaudited)

                                         June  28,       December 28,
                                           1997             1996
                                       ------------     -------------

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Short-term borrowings                  $159,170           $149,800
  Short-term borrowings due to
    affiliates                            185,000                  -
  Accounts payable                        150,968            109,956
  Accounts payable to affiliates           16,453             13,459
  Income taxes payable                      5,058              5,088
  Accrued payroll and payroll-related
    expenses                               20,898             17,159
  Accrued warranty                         15,673             20,194
  Accrued expenses                         76,629             97,166
  Long-term debt and capital lease
    obligations due within one year         5,029                 71
                                      ------------        ------------
       Total current liabilities          634,878            412,893

Long-term debt and capital lease
 obligations due after one year           224,084            229,109
Commitments and contingencies                   -                  -
Stockholder's deficit:
  Series A Preferred stock, $0.01 par
     value, 95,000,000 shares
     authorized; 58,208,955 shares
     issued and outstanding at June 28,
     1997 and December 28, 1996;
     aggregated liquidation value of
     $390,000                                 582                582
  Common stock, $0.01 par value,
     110,000,000 shares authorized; no
     shares issued and outstanding at
     June 28, 1997 and December 28, 1996        -                  -
  Additional paid-in capital              335,017            335,017
  Accumulated deficit                    (764,656)          (663,062)
                                      -------------        ------------

       Total stockholder's deficit       (429,057)          (327,463)
                                      -------------        ------------
                                      $   429,905          $ 314,539




                    See accompanying notes.





                        MAXTOR CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                               Six Months Ended
                                    --------------------------------------
                                             June 28,          June 29,
                                               1997             1996
                                          --------------     ------------
Increase (decrease) in cash and cash
   equivalents
Cash flows from operating activities:
  Net loss                                   $(101,594)        $(170,006)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization              26,244            30,472
     Inventory reserves for lower of cost
       or market                                (3,295)           42,338
     Gain on sale of subsidiary                      -            (2,385)
     Other                                        (425)              633
     Change in assets and liabilities:
       Accounts receivable                     (35,280)           49,137
       Accounts receivable from affiliates       3,793            (2,979)
       Net collections of accounts receivable
            sold to financing company          (42,239)           36,144
       Inventories                             (45,756)          (67,048)
       Prepaid expenses and other                  767                17
       Accounts payable                         25,358            11,298
       Accounts payable to affiliates            2,994            11,504
       Income taxes payable                        (30)           (1,347)
       Accrued payroll and
          payroll-related expenses               3,739             5,310
       Accrued warranty                         (4,521)           (4,746)
       Accrued expenses                           (509)              465
                                             ------------        ----------
  Total adjustments                             (69,160)         108,813
                                             ------------        ----------
  Net cash used in operating activities        (170,754)         (61,193)
                                           ---------------    ---------------

Cash flows from investing activities:
  Proceeds from sale of subsidiary                    -           25,000
  Purchase of property, plant and equipment     (23,955)         (47,842)
  Proceeds under note receivable from supplier    1,476                -
  Other                                           1,606           (5,932)
                                              -----------        -----------
  Net cash used in investing activities         (20,873)         (28,774)

Cash flows from financing activities:
  Proceeds from issuance of short-term
     borrowings                                 194,370           77,310
  Principal payments on short-term borrowings         -          (1,291)
  Principal payments on debt,
     including capital lease obligations            (64)           (112)
  Proceeds from issuance of common stock, net of
     notes receivable and stock repurchases           -            1,492
                                                ---------         -------
  Net cash provided by financing activities      194,306          77,399

Net change in cash and cash equivalents            2,679         (12,568)

Cash and cash equivalents at beginning
     of period                                    31,313          41,366
                                              -----------        -----------

Cash and cash equivalents at end of period      $ 33,992        $ 28,798


                                See accompanying notes.



                                MAXTOR CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                   Six Months Ended
---------------------------------------------------------------------------
                                                   June 28,  June 29,
                                                      1997      1996
--------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
Cash paid for:
 Interest                                          $ 11,885    $ 7,283
 Income taxes                                           514        136

Supplemental information on non-cash investing and financing activities:
Purchase of property, plant and equipment
    financed by accounts payable                     15,654      2,334
Exchange of Common Stock for
    Series A Preferred Stock                              -        582
--------------------------------------------------------------------------



See accompanying notes.




                              MAXTOR CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.   Consolidated financial statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation (Maxtor or the Company) and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Maxtor Corporation operates as a wholly-owned subsidiary of Hyundai Electronics America (HEA). Accordingly, no earnings per share information is disclosed. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 1996. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.


2.   Short-term borrowings

On March 30, 1996, the Company entered into an accounts receivable securitization program with Citicorp Securities, Inc. Under this program, the Company can sell its qualified trade accounts receivable up to $100 million on a non-recourse basis. The face amount of the eligible receivables are discounted based on the Capital Receivables Corporation commercial paper rate (5.63% as of June 28, 1997) plus commission and is subject to a 10% retention. As of June 28, 1997, $61.5 million in sales of accounts receivable, for which proceeds had not yet been received, were included in accounts receivable and $35.6 million in collections of accounts receivable not yet remitted were included in accrued and other liabilities.

The Company has two unsecured, revolving lines of credit totaling $225 million (the Facilities) through Citibank, N.A. and syndicated among fifteen banks. The Facilities are guaranteed by Hyundai Electronics Industries Co., LTD (HEI). A total of $96 million of the Facility is a 364-day committed facility, renewable annually at the option of the syndicate banks. The facility is used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of June 28, 1997, $96 million of borrowings under this line of credit were outstanding. A total of $129 million of the Facilities is a three year committed facility that is also used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of June 28, 1997, $129 million of borrowings under this facility were outstanding.

From September 30, 1996 to June 28, 1997, the Company obtained credit facilities amounting to $50 million in the aggregate from three banks. The facilities, which are guaranteed by HEI, are used primarily for general operating purposes and bear interest at a rate ranging from 5.97 to LIBOR plus 0.60 percent. As of June 28, 1997, $50 million of borrowings under these credit facilities were outstanding.

On April 10, 1997, the Company obtained a $150 million line of credit from HEA which replaced all previous HEA lines. In June 1997, this line was amended, increasing the line of credit to $185 million. As of June 28, 1997, $185 million was outstanding. Interest is paid quarterly at approximately 6.5%.

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

The Company has been notified of certain other claims, including claims of patent infringement. While the ultimate outcome of such claims is not determinable, it is reasonably possible that an adverse resolution of certain of these matters could have a material impact on the financial condition, results of operations or cash flows of the Company. This statement should be read in conjunction with "PART I, Item 1. Patents and Licenses" included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

4.     Sale of Subsidiary

In May 1996, the Company entered into an agreement to sell a majority interest in International Manufacturing Services, Inc
(IMS) to certain IMS management and other investors ("Buyer"). At completion of the transaction in June 1996, the Company received $25 million in cash and $20 million in notes from IMS, and retained a 23.5% ownership interest in IMS. As a result of the transaction, the IMS consolidated financial position at June 29, 1996 reflected a stockholders' deficit of approximately $14 million. Therefore, the Company has written down its remaining equity interest in IMS to zero. In addition, given the stockholder deficit of IMS and the subordination of the Company's notes receivable from IMS to bank debt of IMS, combined with certain specified conditions which must be achieved before any payment of principal will occur, the Company has fully reserved its notes from IMS.

5.     Derivatives

The Company uses forward foreign exchange contracts to hedge certain assets denominated in foreign currencies. For these instruments, risk reduction is assessed on a transaction basis and the instruments are designed as, and effective as a hedge and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. Gains and losses on these hedges are included in the carrying amount of the assets and are ultimately recognized in income as part of those carrying amounts. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. The Company does not use any derivatives for trading or speculative purposes. If a derivative ceases to qualify for hedge accounting, it is accounted for on a mark to market basis.

6.    Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131),
Disclosures   about   Segments  of  an  Enterprise   and   Related
Information. This statement establishes standards for disclosure about operating segments in annual financial statements and
selected  information  in  interim  financial  reports.  It   also
establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.
This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in Item 2. Management's Discussions and Analysis of Financial Condition and "-Results of Operations", "-Gross Margin", "-Liquidity and Capital Resources", and elsewhere in this report,
that   could  cause  actual  results  to  differ  materially  from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future"
and   similar  expressions  identify  forward-looking  statements.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 28, 1997 COMPARED TO QUARTER ENDED JUNE 29, 1996

                      Three Months Ended        Six Months Ended
------------------------------------------------------------------------
(In millions)          June 28,  June 29,        June 28, June 29,
Fiscal  quarter ended    1997    1996    Change    1997   1996    Change
------------------------------------------------------------------------

Revenue              $283.1   $ 261.3    $21.8   $530.1  $576.3  $(46.2)

Gross profit         $  2.8   $(72.4)   $ 75.2   $(4.3) $(60.4)  $ 56.1
     As a percentage
     of revenue         1.0%  (27.7%)             (0.8%) (10.5%)

Net loss             $(46.6)  $(130.2)  $83.6   $(101.6) $(170.0) $68.4
     As a percentage
     of revenue       (16.5%)  (49.8%)          (19.2%)   (29.5%)

------------------------------------------------------------------------



Revenue
Revenue for the quarter ended June 28, 1997 increased 8.3% primarily due to a shift in product mix to the Company's higher capacity products. Unit volumes also increased by 26% versus the quarter ended June 29, 1996. Over 80% of the Company's unit volume for the quarter comprised drives with a capacity of 1.6 gigabytes
(GB) or higher, whereas the Company's unit volume for the same quarter in the prior year primarily comprised drives with a capacity of 1.6GB or less. Revenue for the six months ended June 28, 1997 decreased 8.0% when compared to the same period of the prior year due primarily to lower volumes in the first quarter of the current year, not offset entirely by higher volumes in the second quarter.

During the three and six months ended June 28, 1997, one customer accounted for 26% and 28% of the Company's revenue, respectively. During the quarter ended June 29, 1996, one customer accounted for over 10% of the Company's revenue.

Gross margin
Gross margin as a percentage of revenue improved in the quarter ended June 28, 1997 compared to the quarter ended June 29, 1996. As a result of the introduction of new products during the year of 1997, the Company's gross margin for the three and six months ended June 28, 1997 increased dramatically as compared with the same period a year ago. This improvement is due to new products with better performance which result in higher prices. Additionally, margins were affected by reserves for costs lower than sales prices of $42.3 million in the first six months of 1996.

The Company continues its efforts to reduce its average unit manufacturing costs however, the Company expects the industry will continue to be characterized by price competition. In the next three to six months, pricing pressures may be higher than experienced in the past year. Any aggressive pricing moves by competitors tend to have negative impacts on gross margins for the industry as a whole, including the Company's gross margins.

Operating expenses
                      Three Months Ended          Six Months Ended
------------------------------------------------------------------------
(In millions)       June 28,   June 29,        June 28, June 29,
Fiscal quarter ended  1997      1996   Change    1997    1996    Change
------------------------------------------------------------------------

Research and
   development       $ 25.5   $ 28.8  $ (3.3)   $ 51.9  $54.1   $(2.2)
     As a percentage
     of revenue         9.0%    11.0%              9.8%   9.4%

Selling, general and
   administrative    $ 15.3   $ 24.2  $ (8.9)   $ 30.4   $46.4  $(16.0)
     As a percentage
     of revenue         5.4%    9.3%               5.7%    8.1%

------------------------------------------------------------------------

Research and development (R&D) expenses decreased for the three and six months ended June 28, 1997 primarily as a result of the Company's continued emphasis on cost containment. The Company intends to continue making substantial investments in research and development since the timely introduction and transition to volume production of new products is an essential factor in management's efforts to restore it to profitability.

Selling, general and administrative (SG&A) expenses decreased as a percentage of revenue and in absolute dollars due to the Company's ongoing efforts to control costs. Reductions in overall headcount and controlled marketing expenses contributed to lower expenses for the three and six months ended June 28, 1997.


Interest expense and interest income
                      Three Months Ended          Six Months Ended
--------------------------------------------------------------------------
(In millions)        June 28,  June 29,          June 28,  June 29,
Fiscal quarter ended   1997     1996    Change     1997     1996   Change
--------------------------------------------------------------------------

Interest expense      $8.7     $4.8      $3.9      $16.6    $8.8    $7.8

Interest income       $ .4     $ .3      $ .1      $2.2     $ .6    $1.6

--------------------------------------------------------------------------

Interest expense increased due to a substantial increase in short-term and long-term borrowings required in order to fund the Company's operations. The Company had $344.2 million of short-
term and $129 million of long-term lines of credit borrowings outstanding at June 28, 1997, compared with $278.8 million of total borrowings outstanding at June 29, 1996. The Company expects to maintain approximately the same or higher levels of borrowings for the remainder of the year.

Interest income increased slightly due to the availability of cash for investing purposes. Income for the six months ended June 28, 1997 increased substantially over 1996 due to payments received under notes receivable from a former subsidiary that were recognized on the recovery basis.


Provision for income taxes
                            Three Months Ended         Six Months Ended
-----------------------------------------------------------------------
(In millions)           June 28, June 29,        June 28, June 29,
Fiscal  quarter ended     1997    1996   Change      1997   1996  Change
-----------------------------------------------------------------------

Provision for
   income taxes           $0.2   $0.2    $ 0.0    $ 0.5    $0.9  $(0.4)

------------------------------------------------------------------------

The provision for income taxes consists primarily of foreign taxes. The decrease of $.4 million for the six month comparative periods is due to the elimination of taxes in Hong Kong as a result of the June 1996 sale of a subsidiary. The Company's effective tax rate for fiscal years 1997 and 1996 differs from the combined federal and state rates due to the repatriation of foreign earnings absorbed by current year losses, and the Company's U.S. operating losses and valuation of temporary differences not providing current tax benefits, offset in part by the tax savings associated with the Company's Singapore operations. Income from the Singapore operations is not taxable in Singapore as a result of the Company's pioneer tax status.

LIQUIDITY AND CAPITAL RESOURCES

------------------------------------------------------------------------
                              As of and for          As of and for
                           the six months ended   the six months ended
(In millions)                 June 28, 1997          June 29, 1996
------------------------------------------------------------------------

Cash and cash equivalents          $ 34.0                 $ 28.8

Short-term borrowings              $159.2                 $109.8

Short-term  borrowings
   due  to  affiliate              $185.0                 $ 65.0

Net  cash  used  in
   operating activities            $170.8                 $ 61.2

Net cash used in
   investing activities            $ 20.9                 $ 28.8

Net  cash  provided by
   financing  activities           $194.3                 $ 77.4

------------------------------------------------------------------------


As of June 28, 1997, the Company had cash and cash equivalents of $34.0 million as compared to $31.3 million as of December 28, 1996, an increase of $2.7 million. The increase in the Company's cash and cash equivalents was primarily the result of the slightest excess of credit borrowing over operating losses and capital expenditures.

Net cash used in operating activities during the six months ending June 28, 1997 was primarily attributable to the net loss from operations net of non-cash depreciation and amortization, an increase in accounts receivable and inventories offset by cash provided by increases in accounts payable and other current liabilities. Other significant uses of cash during the six months ended June 28, 1997 were $24.8 million in capital expenditures related primarily to acquisition of manufacturing and engineering equipment to develop new products and enhance productivity of the Singapore manufacturing facility. Funding these uses of cash, the Company drew down $194 million on its credit facilities. Credit lines are discussed at length below.

The Company has a credit facility in the amount of $13.8 million to be used for capital equipment requirements at the Singapore facility. This credit facility is guaranteed by HEI and was extended for one year under similar terms with principal and interest due on January 30, 1998.

The Company has two unsecured, revolving lines of credit totaling $225 million (the Facilities) through Citibank, N.A. and syndicated among fifteen banks. The Facilities are guaranteed by HEI. A total of $96 million of the Facility is a 364-day committed facility, renewable annually at the option of the syndicate banks and expiring August 28, 1997. The facility is used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of June 28, 1997, $96 million of borrowings under this line of credit were outstanding. A total of $129 million of the Facilities is a three year committed facility that is also used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of June 28, 1997, $129 million of borrowings under this line of credit were outstanding.

The Company has credit facilities amounting to $50 million in the aggregate from three banks. The facilities, which are guaranteed by HEI, are used primarily for general operating purposes and bear interest rates ranging from 5.97 percent to LIBOR plus 0.65 percent. As of June 28, 1997, $50 million of borrowings under this line of credit were outstanding.

On April 10, 1997, the Company renewed its intercompany line of credit from HEA for $185 million. This line of credit allows for draw downs up to $185 million and interest is payable quarterly at approximately 6.5%. As of June 28, 1997, $185 million was outstanding.

The liquidity of the Company continued to be adversely affected during the six months ended June 28, 1997 by significant losses from operations and liquidity has been significantly reduced compared to the same period last year. The Company is implementing ongoing measures with the goal of decreasing losses from operations and thus improving liquidity. In addition to attempting to improve operating margins on product sales through the introduction of new products and reduction of manufacturing costs, the Company remains focused on controlling other operating expenses. However, the Company believes that it must continue to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its future success.

The Company expects that it will require alternative sources of liquidity, including additional sources of financing for the remainder of 1997. The Company is engaged in ongoing discussions with various parties, including HEI, HEA and certain financial institutions regarding renewed or additional sources of financing, including an additional infusion of equity from HEA, which is subject to various contingencies including approval by the Bank of Korea. While the Company believes that additional sources of financing will be available, there can be no assurance that financing will be available on terms which are favorable to the Company.

Subject to unforeseen changes in general business conditions, the Company believes that the combination of the measures described above and other available actions, together with its balances of cash and cash equivalents, equipment financing and line of credit borrowing capabilities (supported by HEI and HEA) and the expected equity infusion, will be sufficient to fund the Company's working capital and capital expenditure requirements at least through fiscal year 1997.

The Company uses forward foreign exchange contracts to hedge certain assets denominated in foreign currencies. For these instruments, risk reduction is assessed on a transaction basis and the instruments are designed as, and effective as a hedge and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. Gains and losses on these hedges are included in the carrying amount of the assets and are ultimately recognized in income as part of those carrying amounts. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. The Company does not use any derivatives for trading or speculative purposes. If a derivative ceases to qualify for hedge accounting, it is accounted for on a mark to market basis.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.


TRENDS AND UNCERTAINTIES

General
The Company competes in the highly cyclical disk drive industry and is subject to a number of risks which have affected the Company's operating results in the past and may affect its future operating results. The industry is characterized by rapid technological change, intense competition, short product life cycles, and significant price erosion during a product life cycle. At times, the industry is also subject to excess production capacity and component cost pressures as a result of key component shortages. Managing product transitions and bringing products to market in a timely and cost effective manner are critical to the success of industry participants, including the Company. Many of the Company's competitors have had broader product lines than the Company with which to compete in this environment.

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

Data storage manufacturers continually strive for larger storage capacities, higher performance and lower cost. Short product life cycles also increase the importance of the Company's ability to successfully manage product transitions. During 1996, the Company successfully managed certain product transitions. However, certain new products introduced by competitors, as well as by the Company, tend to displace older products. The failure to adequately manage product transitions could result in the loss of market opportunities, significantly lower gross margins, decreased sales of existing products, cancellation of products or product lines, the accumulation of obsolete and excess inventory, and resulting charges related to obsolete capital equipment. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results.
Manufacturing Characteristics
The Company's manufacturing processes require large volumes of leading edge, high-quality components supplied by outside vendors. Generally, the Company does not have long-term supply agreements with its vendors. The Company has qualified multiple vendors for components where practical. However, some leading edge components for the Company's new generation of products may only be available from a limited number of vendors. The Company has periodically received notices from vendors that they are unable to supply required volumes of certain key components. Vendor de-commitments can adversely impact the Company's ability to ship products as scheduled to its customers. While the Company has qualified and continues to qualify multiple vendors for many components, it is reliant on, and will continue to be reliant on, the availability of supply from its vendors for many semi-custom and custom integrated circuits, heads, media and other key components. Because the Company is less vertically integrated than its competitors, an extended shortage of required materials and supplies could have a more severe effect on the Company's revenues and earnings as compared to its competition. In light of current industry conditions, the Company is focused on developing good business relationships with its vendors and utilizing strategic alliances for certain components where practical.


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

The Company has been notified of certain other claims, including claims of patent infringement. While the ultimate outcome of such claims is not determinable, it is reasonably possible that an adverse resolution of certain of these matters could have a material impact on the financial condition, results of operations or cash flows of the Company. This statement should be read in conjunction with "PART I, Item 1. Patents and Licenses" included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)Exhibits:
  See Index to Exhibits on pages       to      hereof.
                                  ----    ----

b)Reports on Form 8-K:
  None


                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MAXTOR CORPORATION



Date: August  11, 1997                     By:  /s/ Paul J. Tufano
                                           -----------------------
                                                Paul J. Tufano
                                                Vice President,
                                                Finance and Chief
                                                Financial Officer