Form 10-Q
period 1997-09-27
MAXTOR CORP
filed 1997-11-12
CIK 711039

11/10/97
     UNITED STATE SECURITIES AND EXCHANGE COMMISSION
     Washington, D. C. 20549


                        FORM 10-Q


X     Quarterly report pursuant to Section 13 or 15(d) of the
-----
Securities Exchange Act of 1934 For the period ended September
27, 1997.

      Transition report pursuant to Section 13 or 15(d) of the
-----
Securities Exchange Act of 1934 For the transition period
from             to
     ------------   -----------

Commission File Number 0-14016


                     MAXTOR CORPORATION
      (Exact name of registrant as specified in its charter)

            Delaware                        77-0123732
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

510 Cottonwood Drive, Milpitas, CA               95035
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

           X     Yes                           No
         ------                          ------

No shares of Common Stock and 58,208,955 shares of Series A
Preferred Stock were issued and outstanding as of November 10, 1997.



                            MAXTOR CORPORATION

                                FORM 10-Q

                            September 27,1997

                                  INDEX



Part  I.  Financial Information                             Page


   Item 1. Condensed Consolidated Financial Statements

           Condensed Consolidated Statements of Operations -
             Three Months and Nine Months Ended
             September 27, 1997 and September 28, 1996          3

           Condensed Consolidated Balance Sheets-
             September 27, 1997 and December 28, 1996           4

           Condensed Consolidated Statements of Cash Flows-
             Nine Months Ended September 27, 1997
             and September 28, 1996                          5 -6

           Notes to Condensed Consolidated Financial
             Statements                                      7 -8


   Item 2. Management's Discussion and Analysis of
             Condensed Financial Condition and Results
             of Operations                                  9 -13



Part  II. Other Information

    Item 1.  Legal Proceedings                                 15

    Item 6.  Exhibits and Reports on Form 8-K                  15


   Signature Page                                              16


                 PART   I.   FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                          MAXTOR CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In thousands)
                             (Unaudited)

                             Three Months Ended      Nine Months Ended
                       --------------------------  --------------------------
                       September 27, September 28, September 27, September 28,
                          1997          1996          1997          1996
                       ------------  ------------  ------------  ------------

Revenue                $  383,363    $    276,640  $  895,381     $ 843,195
Revenue from affiliates     8,863           7,859      26,947        17,600
                       ------------  ------------  ------------  ------------
  Total revenue           392,226         284,499     922,328       860,795
                       ------------  ------------  ------------  ------------

Cost of revenue           362,659         282,883     880,489       910,245
Cost of revenue from
   affiliates               8,020           7,973      24,633        17,290
                       ------------  ------------  ------------  ------------
  Total cost of revenue   370,679         290,856     905,122       927,535
                       ------------  ------------  ------------  ------------

Gross profit (Loss)        21,547          (6,357)     17,206       (66,740)
                       ------------  ------------  ------------  ------------

Operating expenses:
   Research and
    development            26,714          30,002      78,631        84,109
   Selling, general and
    administrative         15,536          19,800      45,944        66,218
                       ------------  ------------  ------------  ------------
Total operating expenses   42,250          49,802     124,575       150,327
                       ------------  ------------  ------------  ------------

Loss from operations      (20,703)        (56,159)   (107,369)     (217,067)

Interest expense          (10,856)         (6,355)    (27,480)      (15,144)
Interest income               395             296       2,592           918
                       ------------  ------------  ------------  ------------

Loss before provision
   for income taxes       (31,164)        (62,218)   (132,257)     (231,293)
Provision for income
   taxes                      199             221         700         1,152
                       ------------  ------------  ------------  ------------
Net loss               $  (31,363)   $    (62,439) $ (132,957)   $ (232,445)
                       ------------  ------------  ------------  ------------



                             See accompanying notes.




                              MAXTOR CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                         September 27,   December 28,
                                            1997            1996
                                         -------------  -------------
ASSETS

Current assets:
     Cash and cash equivalents            $    14,231    $    31,313
     Accounts receivable, net of allowance
        for doubtful accounts of $3,544
        at September 28, 1997 and $5,255
        at December 28, 1996                  323,032        124,806
     Accounts receivable sold not yet
        received                              (99,438)       (41,930)
     Inventories:
        Raw materials                          35,183         33,012
        Work-in-process                        18,299         15,674
        Finished goods                         80,293         32,192
                                          -------------  -------------
                                              133,775         80,878
     Prepaid expenses and other                11,577         11,487
                                          -------------  -------------
             Total current assets             383,177        206,554

Property, plant and equipment, net            103,113         92,073
Other assets                                   13,434         15,912
                                          -------------  -------------
                                          $   499,724    $   314,539
                                          =============  =============


LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Short-term borrowings                $    94,170    $   149,800
     Short-term borrowings due to affiliate   270,000             -
     Accounts payable                         198,952        109,956
     Accounts payable to affiliates            20,069         13,459
     Accrued payroll and payroll-related
        expenses                               24,953         17,159
     Accrued expenses                          59,135         66,649
     Collection of receivable sold not
        yet remitted                           63,245         55,799
     Long-term debt and capital lease
        obligations due within one year         5,298             71
                                         -------------  -------------
Total current liabilities                     735,822        412,893
                                         -------------  -------------

Long-term debt and capital lease
   obligations due after one year             224,322        229,109
                                         -------------  -------------
Commitments and contingencies                       -              -
Stockholder's deficit:
    Series A Preferred stock                      582            582
    Common stock                                    -              -
    Additional paid-in capital                335,017        335,017
    Accumulated deficit                      (796,019)      (663,062)
                                         -------------  -------------
          Total stockholder's deficit        (460,420)      (327,463)
                                         -------------  -------------
                                         $    499,724    $   314,539
                                         =============  =============



                    See accompanying notes.





                           MAXTOR CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (In thousands)
                              (Unaudited)

                                                   Nine Months Ended
                                              -------------------------------
                                               September 27,   September 28,
                                                  1997            1996
                                              --------------   --------------
Increase (decrease) in cash and cash
  equivalents
Cash flows from operating activities:
  Net loss                                    $   (132,957)    $   (232,445)
    Adjustments to reconcile net loss
      to net cash used in operating
      activities:
       Depreciation and amortization                41,108           43,631
       Inventory reserves for lower of
         cost or market                            (10,446)          33,414
       Gain on sale of subsidiary                        -           (2,385)
       Other                                          (128)             785
       Change in operating assets and
       liabilities:
         Accounts receivable                       (91,457)          31,610
         Accounts receivable from affiliates           516           (6,658)
         Net collections of accounts receivable
           sold to financing company               (40,289)           6,000
         Inventories                               (51,182)          19,238
         Prepaid expenses and other                   (606)           2,771
         Accounts payable                           89,060          (29,771)
         Accounts payable to affiliates              6,610            9,874
         Income taxes payable                         (425)          (1,813)
         Accrued payroll and payroll-related
           expenses                                  7,794            4,433
         Accrued warranty                           (4,272)          (5,736)
         Accrued expenses                            4,388           (5,934)
                                                -------------    ------------
   Total adjustments                               (49,329)          99,459
                                                -------------    ------------
     Net cash used in operating activities        (182,286)        (132,986)
                                                -------------    ------------

Cash flows from investing activities:
     Proceeds from sale of subsidiary                    -           25,000
     Purchase of property, plant and equipment     (52,755)         (58,587)
     Other                                           3,954           (6,427)
                                                -------------    ------------
     Net cash used in investing activities         (48,801)         (40,014)
                                                -------------    ------------

Cash flows from financing activities:
     Proceeds from issuance of short-term
        borrowings                                 279,370           27,310
     Principal payments on short-term borrowings   (65,000)         127,362
     Principal payments on debt, including
        capital lease obligations                     (365)            (137)
     Proceeds from issuance of common stock, net
        of notes receivable and stock repurchases        -            1,492
                                                -------------    ------------
     Net cash provided by financing activities     214,005          156,027
                                                -------------    ------------

Net change in cash and cash equivalents            (17,082)         (16,973)

Cash and cash equivalents at beginning of period    31,313           41,366
                                                -------------    ------------

Cash and cash equivalents at end of period      $   14,231       $   24,393
                                                -------------    ------------



                             (Continued)



                       See accompanying notes.





                           MAXTOR CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Continued)
                            (In thousands)
                             (Unaudited)

                                                Nine Months Ended
----------------------------------------------------------------------------
                                            September 27,  September 28,
                                               1997           1996
----------------------------------------------------------------------------

Supplemental disclosures of cash flow
   information:
Cash paid for:
     Interest                                 $11,885        $    16,022
     Income taxes                                 514              2,334

Supplemental information on non-cash
   investing and financing activities:
Purchase of property, plant and equipment
   financed by accounts payable                     -              8,522
Exchange of Common Stock for Series A
   Preferred Stock                                  -                582
----------------------------------------------------------------------------




                        See accompanying notes.



                          MAXTOR CORPORATION
           Notes to Condensed Consolidated Financial Statements

                             (Unaudited)

1.   Condensed Consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation (Maxtor or
the Company) and its wholly-owned subsidiaries.   All  significant
intercompany transactions have been eliminated in consolidation. Maxtor Corporation operates as a wholly-owned subsidiary of Hyundai Electronics America (HEA). Accordingly, no earnings per share information is disclosed. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 1996. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.


2.   Short-term borrowings

On March 30, 1996, the Company entered into an accounts receivable securitization program with Citicorp Securities, Inc. Under this program, the Company can sell its qualified trade accounts receivable up to $100 million on a non-recourse basis. The face amount of the eligible receivables are discounted based on the Capital Receivables Corporation commercial paper rate (5.60% as of September 27, 1997) plus commission and is subject to a 10% retention. As of September 27, 1997, $87.3 million in sales of accounts receivable, for which proceeds had not yet been received, were included in accounts receivable and $63.2 million in collections of accounts receivable not yet remitted were included in accrued and other liabilities.

The Company has two unsecured, revolving lines of credit totaling $160 million (the Facilities) through Citibank, N.A. and syndicated among fifteen banks. The Facilities are guaranteed by Hyundai Electronics Industries Co., LTD (HEI). A total of $31 million of the Facility is a 364-day committed facility, renewable annually at the option of the syndicate banks. The facility is used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of September 27, 1997, $31 million of borrowings under this line of credit were outstanding. A total of $129 million of the Facilities is a three year committed facility that is also used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of September 27, 1997, $129 million of borrowings under this facility were outstanding.

From September 30, 1996 to September 27, 1997, the Company obtained credit facilities amounting to $50 million in the aggregate from three banks. The facilities, which are guaranteed by HEI, are used primarily for general operating purposes and bear interest at a rate ranging from 6.30 to LIBOR plus 0.65 percent. As of September 27, 1997, $50 million of borrowings under these credit facilities were outstanding.

The Company has a credit facility in the amount of $13.8 million to be used for capital equipment requirements at the Singapore facility. This credit facility is guaranteed by HEI and was extended for one year under similar terms with principal and interest due on January 30, 1998.

On April 10, 1997, the Company obtained a $150 million line of credit from HEA which replaced all previous HEA lines. In August 1997, this line was amended, increasing the line of credit to $270 million, all other term stay the same. As of September 27, 1997, $270 million was outstanding. Interest is paid quarterly at approximately 6.5%.

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

4.     Subsequent Event

On  October 22, 1997, International Manufacturing Services,  Inc.
(IMS), completed an Initial Public Offering (IPO) of 5 million common shares at a price of $11.50 per share. Under the terms of the note due to the Company, if the proceeds of the IPO are in excess of $45 million, IMS would be required to repay both
principle and  interest on the note.   The note and  its related
interest, which aggregated $20.1 million, was paid in full as of October 28, 1997. The Company had previously fully reserved the amount of the note and related interest and expects to record a gain on the transaction of approximately $21.9 million in the fourth quarter of fiscal year 1997.

5.     Derivatives

The Company uses forward foreign exchange contracts to hedge certain assets denominated in foreign currencies. For these instruments, risk reduction is assessed on a transaction basis and the instruments are designed as, and effective as a hedge and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. Gains and losses on these hedges are included in the carrying amount of the assets and are ultimately recognized in income as part of those carrying amounts. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. The Company does not use any derivatives for trading or speculative purposes. If a derivative ceases to qualify for hedge accounting, it is accounted for on a market to market basis.

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

In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.
This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in Item 2. Management's Discussions and Analysis of Financial Condition and "-Results of Operations", "-Gross Margin", "-Liquidity and Capital Resources", "-Trends and Uncertainties", and elsewhere in this report, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


Item   2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF CONDENSED
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.


RESULTS OF OPERATIONS

QUARTER ENDED September 27, 1997 COMPARED TO QUARTER ENDED September 28, 1996

                        Three Months Ended           Nine Months Ended
-----------------------------------------------------------------------------
(In millions)    September 27, September 28,    September 27, September 28,
Fiscal quarter
ended               1997         1996   Change     1997         1996   Change
-----------------------------------------------------------------------------

Revenue           $ 392.2    $ 284.5   $ 107.7   $ 922.3    $ 860.8  $ 61.5

Gross profit      $  21.5    $  (6.4)  $  27.9   $  17.2    $ (66.7) $ 83.9
  As a percentage
    of revenue        5.5%      (2.2%)               1.9%      (7.8%)

Net loss          $ (31.4)   $ (62.4)  $  31.0   $(133.0)   $(232.4) $ 99.4
  As a percentage
    of revenue       (8.0%)    (21.9%)             (14.4%)    (27.0%)
-----------------------------------------------------------------------------


Revenue
Revenue for the quarter ended September 27, 1997 increased 37.9% primarily due to united volume increases, and a shift in product mix to the Company's higher capacity products. Unit volumes increased by 47.1% versus the quarter ended September 28, 1996. Revenue and unit volume growth were a result of better time to market performance, strengthening of the customer base and a trend to shipping higher capacity drives. Revenue for the nine months ended September 27, 1997 increased 7.1% when compared to the same period of the prior year due to an increase in units sold. Pricing pressures resulted in slightly lower average selling prices when compared to the same period a year ago, and this trend is expected to continue in the near future.

During the three and nine months ended September 27, 1997, one customer accounted for 20.0% and 20.4% of the Company's revenue, respectively. During the quarter ended September 28, 1996, two customers accounted for over 10% of the Company's revenue.

Gross profit
Gross profit as a percentage of revenue improved in the quarter ended September 27, 1997 compared to the quarter ended September 28, 1996. As a result of the introduction of new products during the year of 1997, the Company's gross profit for the three and nine months ended September 27, 1997 increased $27.9 million and $83.9 million, respectively, as compared with the same period a year ago. This improvement is due to new products which represent a return to competitive aerial density. Additionally, margins were affected by reserves for lower of cost or market of $33.4 million in the first nine months of 1996.

The Company continues its efforts to reduce its average unit manufacturing costs and the Company expects the industry will continue to be characterized by price competition. In the next three to six months, pricing pressures may be higher than experienced in the past year. Any aggressive pricing moves by competitors tend to have negative impacts on gross margin for the industry as a whole, including the Company's gross margin.


Operating expenses
                         Three Months Ended          Nine Months Ended
------------------------------------------------------------------------------
(In millions)      September 27,September 28,   September 27, September 28,
Fiscal quarter ended  1997         1996   Change   1997          1996   Change
------------------------------------------------------------------------------
Research and
  development      $  26.7   $  30.0   $ (3.3)  $  78.6    $  84.1   $  (5.5)
    As a percentage
     of revenue        6.8%     10.5%               8.5%       9.8%

Selling, general and
  administrative   $  15.5   $  19.8   $ (4.3)  $  45.9    $  66.3   $ (20.4)
    As a percentage
     of revenue        4.0%      7.0%               5.0%       7.7%
------------------------------------------------------------------------------


Research and development (R&D) expenses decreased for the three and nine months ended September 27, 1997 primarily as a result of the Company's continued emphasis on expense containment. The Company intends to continue making substantial investments in research and development since the timely introduction and transition to volume production of new products is an essential factor in management's efforts to restore the Company to profitability.

Selling, general and administrative (SG&A) expenses decreased as a percentage of revenue and in absolute dollars due to the Company's ongoing efforts to control costs. Reductions in overall headcount and controlled marketing expenses contributed to lower expenses for the three and nine months ended September 27, 1997.


Interest expense and interest income

                         Three Months Ended         Nine Months Ended
------------------------------------------------------------------------------
(In millions)      September 27, September 28,   September 27, September 28,
Fiscal quarter ended  1997          1996   Change   1997         1996   Change
------------------------------------------------------------------------------

Interest expense     $  10.9    $  6.4   $ 4.5    $  27.4     $  15.1  $ 12.3

Interest income      $    .4    $   .3   $  .1    $   2.6     $    .9  $  1.7

------------------------------------------------------------------------------

Interest expense increased due to a substantial increase in short-term borrowings required in order to fund the Company's operations. The Company had $369.5 million of short-term and $224.3 million of long-term lines of credit borrowings and debt outstanding at September 27, 1997, compared with $149.8 million of short-term and $229.1 million of long-term lines of credit borrowings and debt outstanding at September 28, 1996. The Company expects to maintain approximately the same or higher levels of borrowings for the remainder of the year.

Interest income increased slightly due to the availability of cash for investing purposes. Income for the nine months ended September 27, 1997 increased substantially over 1996 due to payments received under notes receivable from a former subsidiary that were recognized on the recovery basis.


Provision for income taxes

                           Three Months Ended       Nine Months Ended
-----------------------------------------------------------------------------
(In millions)      September 27, September 28,  September 27, September 28,
Fiscal  quarter ended 1997          1996   Change  1997         1996  Change
-----------------------------------------------------------------------------

Provision for
  income taxes       $  0.2     $  0.2   $  0.0   $  0.7   $  0.9   $  (0.2)

-----------------------------------------------------------------------------

The provision for income taxes consists primarily of foreign taxes. The decrease of $.2 million for the nine month comparative periods is due to the elimination of taxes in Hong Kong as a result of the June 1996 sale of a subsidiary. The Company's effective tax rate for fiscal years 1997 and 1996 differs from the combined federal and state rates due to the repatriation of foreign earnings absorbed by current year losses, and the Company's U.S. operating losses and valuation of temporary differences not providing current tax benefits, offset in part by the tax savings associated with the Company's Singapore operations. Income from the Singapore operations is not taxable in Singapore as a result of the Company's pioneer tax status.


LIQUIDITY AND CAPITAL RESOURCES

-----------------------------------------------------------------------------
                                   As of and for          As of and for
                               the nine months ended   the nine months ended
(In millions)                    September 27, 1997      September 28, 1996
------------------------------------------------------------------------------

Cash and cash equivalents            $    14.2               $    24.4

Short-term borrowings                $    94.2               $    54.8

Short-term borrowings due to
  affiliate                          $   270.0               $    70.0

Net cash used in operating
  activities                         $   182.3               $   133.0

Net cash used in investing
  activities                         $    48.8               $    40.0

Net cash provided by financing
  activities                         $   214.0               $   156.0

-----------------------------------------------------------------------------

As   of  September  27,  1997,  the  Company  had  cash  and  cash equivalents of $14.2 million as compared to $31.3 million as of December 28, 1996, a decrease of $17.1 million.

Net cash used in operating activities during the nine months ending September 27, 1997 was primarily attributable to the net loss from operations net of non-cash depreciation and amortization, an increase in accounts receivable and inventories offset by cash provided by increases in accounts payable and other current liabilities. Other significant uses of cash during the nine months ended September 27, 1997 were $52.8 million in capital expenditures related primarily to acquisition of manufacturing and engineering equipment to develop new products and enhance productivity of the Singapore manufacturing facility. Funding these uses of cash, the Company drew down $214 million on its credit facilities. Credit lines are discussed at length below.

The Company has a credit facility in the amount of $13.8 million to be used for capital equipment requirements at the Singapore facility. This credit facility is guaranteed by HEI and was extended for one year under similar terms with principal and interest due on January 30, 1998.

The Company has two unsecured, revolving lines of credit totaling $160 million (the Facilities) through Citibank, N.A. and syndicated among fifteen banks. The Facilities are guaranteed by HEI. A total of $31 million of the Facility is a 364-day committed facility, renewable annually at the option of the syndicate banks and expiring August 27, 1998. The facility is used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of September 27, 1997, $31 million of borrowings under this line of credit were outstanding. A total of $129 million of the Facilities is a three year committed facility that is also used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of September 27, 1997, $129 million of borrowings under this line of credit were outstanding.

The Company has credit facilities amounting to $50 million in the aggregate from three banks. The facilities, which are guaranteed by HEI, are used primarily for general operating purposes and bear interest rates ranging from 6.30 percent to LIBOR plus 0.65 percent. As of September 27, 1997, $50 million of borrowings under this line of credit were outstanding.

On April 10, 1997, the Company obtained a $150 million line of credit from HEA which replaced all previous HEA lines. In August 1997, this line was amended, increasing the line of credit to $270 million. As of September 27, 1997, $270 million was outstanding. Interest is paid quarterly at approximately 6.5%.

The liquidity of the Company continued to be adversely affected during the nine months ended September 27, 1997 by significant losses from operations. The Company is implementing ongoing measures with the goal of decreasing losses from operations and thus improving liquidity. In addition to attempting to improve operating margins on product sales through the introduction of new products and reduction of manufacturing costs, the Company remains focused on controlling other operating expenses. However, the Company believes that it must continue to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its future success.

The Company expects that it will require alternative sources of liquidity, including additional sources of financing. The Company is engaged in ongoing discussions with various parties, including HEI, HEA and certain financial institutions regarding renewed or additional sources of financing, including an additional infusion of equity from HEA. While the Company believes that additional sources of financing will be available, there can be no assurance that financing will be available on terms which are favorable to the Company.

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

The Company uses forward foreign exchange contracts to hedge certain assets denominated in foreign currencies. For these instruments, risk reduction is assessed on a transaction basis and the instruments are designed as, and effective as a hedge and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. Gains and losses on these hedges are included in the carrying amount of the assets and are ultimately recognized in income as part of those carrying amounts. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. The Company does not use any derivatives for trading or speculative purposes. If a derivative ceases to qualify for hedge accounting, it is accounted for on a market to market basis.

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

TRENDS AND UNCERTAINTIES

General
The Company competes in the highly cyclical disk drive industry and is subject to a number of risks which have affected the Company's operating results in the past and may affect its future operating results. The industry is characterized by rapid technological change, intense competition, short product life cycles, and significant price erosion during a product life cycle. At times, the industry is also subject to excess production capacity and component cost pressures as a result of key component shortages. Managing product transitions and bringing products to market in a timely and cost effective manner are critical to the success of industry participants, including the Company. Many of the Company's competitors have broader product lines which allow them to mitigate certain volatility in this environment.

Industry Characteristics
As with all companies in the disk drive industry, the Company's financial results continue to be heavily dependent on the success of its products. Competitive areal densities are continuing to increase dramatically. Several larger competitors have already focused their desktop drive products on magneto-resistive (MR) head technology. MR heads provide more signal than older inductive head technologies at today's high densities. Currently, the Company believes this more aggressive MR-based areal density curve is dictating the capacities of choice at major OEM accounts. Additionally, the Company believes alternative head technologies are lagging behind the MR curve by four to six months. Because of the factors discussed above, the Company's strategy forward is centered on introducing desktop products which incorporate MR technology and which are increasingly less expensive to manufacture.

Data storage manufacturers continually strive for larger storage capacities, higher performance and lower cost. Short product life cycles also increase the importance of the Company's ability to successfully manage product transitions. During 1996 and 1997, the Company successfully managed certain product transitions. However, certain new products introduced by competitors, as well as by the Company, tend to displace older products. The failure to adequately manage product transitions could result in the loss of market opportunities, significantly lower gross margins, decreased sales of existing products, cancellation of products or product lines, the accumulation of obsolete and excess inventory, and resulting charges related to obsolete capital equipment. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results.

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


Item 2.  Not Applicable


Item 3.  Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting was held August 13, 1997, at which its sole stockholder reelected Charles F. Christ and Y. H. Kim as Class II directors to hold office for a three-year term, and ratified the appointment of Coopers & Lybrand L.L.P. as the Company's independent accounting firm for the Corporation's fiscal year ending December 27, 1997.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)Exhibits:
  See Index to Exhibits on pages     to     hereof.
                                -----  -----

b)Reports on Form 8-K:
  None


                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     MAXTOR CORPORATION



Date: November 10 , 1997  By:            /s/ Paul J. Tufano
                                        -----------------------
                                         Paul J. Tufano
                                         Vice President Finance and
                                         Chief Financial  Officer