Form 10-K
period 1997-12-27
MAXTOR CORP
filed 1998-04-10
CIK 711039

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K

(Mark one)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended December 27, 1997

                                        or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from _____________________ to  ______________________

                         Commission file Number:  0-14016

                              MAXTOR CORPORATION
      -------------------------------------------------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            Delaware                                       77-0123732
---------------------------------------------------------------        ----------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)           (I.R.S. EMPLOYER
                                                                          IDENTIFICATION NO.)

               510 Cottonwood Drive, Milpitas, CA                            95035
---------------------------------------------------------------        ----------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

Registrant's telephone number, including area code:                       (408) 432-1700

Securities registered pursuant to Section 12(b) of the Act:               None

Securities registered pursuant to Section 12(g) of the Act:               5.75% Convertible Subordinated Debentures,
                                                                                  due March 1, 2012

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

As of March 1, 1998, 88,059,701 shares of the registrant's Series A Preferred Stock, $.01 par value, and 15,125 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding, respectively. As of such date, all of the outstanding shares of Series A Preferred Stock were held by the parent of the registrant, all outstanding shares of Common Stock were issued to employees of registrant pursuant to its stock option plan, and there was no public market for the Company's equity securities.

THIS ANNUAL REPORT ON FORM 10-K CONTAINS 106 PAGES OF WHICH THIS IS NUMBER 1. THE INDEX TO EXHIBITS BEGINS ON PAGE 66.

                                       PART I


ITEM 1.  BUSINESS

This report includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in Item 1. Business, "Products", "Marketing and Customers", "Manufacturing and Suppliers", "Research and Development", and Competition"; Item 7. Management Discussions and Analysis of Financial
Condition and Results of Operations, "Results of Operations" and "Liquidity and Capital Resources"; and elsewhere in this report, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Maxtor is a registered trademark and DiamondMax, CrystalMax and Formula 4 are trademarks of Maxtor Corporation. All other brand names and trademarks appearing in this Report are the property of their respective holders.


GENERAL

Maxtor Corporation (Maxtor or the Company) was organized in 1982 and is incorporated in the state of Delaware. Maxtor develops, manufactures and markets hard disk drive storage products for personal computer systems. The Company sells 3.5-inch desktop storage products in capacities from 1.0 gigabyte up to 11.5 gigabytes.

The Company's products are designed for desktop applications to meet both value and high-performance needs of customers. Customers include original equipment manufacturers (OEMs), distributors, and national retailers. Additionally, several smaller retailers and value-added resellers (VARs) carry Maxtor products purchased through Maxtor's distribution network. The Company relies on suppliers for components including heads, media (disks) and custom integrated circuits. All the Company's products are manufactured by Maxtor at its manufacturing facility in Singapore and sold in North America, Europe and Asia.

BACKGROUND

A hard disk drive (HDD) is a magnetic data storage device that reads, writes and stores digital data. The main components are the head disk assembly (HDA) and printed circuit board assembly (PCBA). The HDA includes the head, media (disks), head positioning mechanism (actuator) and spin motor. The PCBA includes custom integrated circuits, an interface connector to the main computer and a power connector. The components are contained in a hard base plate protective package in a contamination-free environment. HDDs are more cost effective than a computer's random access memory because HDDs can hold a substantially higher volume of data at a lower cost per megabyte. Additionally, HDDs continue to store and retrieve data faster than other storage devices such as optical, floppy or magnetic tape.

The basic operation of a HDD has not changed since its introduction in the 1950's. One or more disks (one to four for Maxtor products) are positioned around a spindle hub that rotates the disks by a spin motor. Disks are made of a smooth aluminum substrate to which a thin coating of magnetic material has been applied. Each disk has a slider suspended directly above it, holding an electromagnetic device (head) that can read or write data to the disk while the disk spins. The head flies over the disk on a thin layer of air. A key measure in the HDD industry is areal density. Areal density is a measure of stored bits per square inch on the recording surface of the disk. An increase in areal density provides for greater storage capacity from the drive without increasing the number of heads and disks, allowing companies to deliver higher capacity devices at lower costs. To achieve ever higher areal densities, every successive generation of drives uses a combination of improved head positioning (servo mechanisms), lower "flying heights" and other new technologies.

The HDD's integrated circuits include a drive interface and a controller. The drive interface "talks" to the user's computer, receiving instructions, while the controller directs the flow of data to and from the disks, and controls the movement of the heads. The location of data is logically maintained in tracks, divided into sectors, on each disk. The user's computer sends instructions to read or write data on the disks based on track and sector locations. In order to "speak" the same language between the HDD and the main computer, industry standard interfaces are utilized. Maxtor utilizes EIDE standard interfaces for all its products.

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

The personal computer industry has been consistently driven by increased storage needs caused by the increasing size and complexity of software applications.
The result in the storage industry in which Maxtor competes has been short product life cycles, ranging from six to 12 months.

PRODUCTS
Maxtor currently offers two families of products, CrystalMax and DiamondMax.
The CrystalMax family is the Company's value product line, while the DiamondMax family of HDDs offer power users high capacity and performance. In the fourth quarter of 1996. Maxtor incorporated a new high-reliability four-disk HDA, Formula 4, and digital signal processor (DSP) technology in its product designs. The DSP technology combines the processor and drive interface circuits onto one chip. Both technologies have increased the inherent reliability of the drive. Mean time between failure is greater than 500,000 hours compared to greater than 300,000 hours for Maxtor's previous product families. The DiamondMax and CrystalMax series of drives both utilize Formula 4 HDA, which allows for improved performance and reliability. The Company has achieved improved production economies by building on a common, advanced platform.

The CrystalMax family of HDD's was introduced in September 1996 as a follow-on to Maxtor's 7000 Series product family which was designed to the needs of the highly price-sensitive entry level to mid-range desktop PC market. Capacities range from 875 MB on one disk to 3.5 GB on four disks, meeting the increasing demand for data storage. Volume shipments commenced in the fourth calendar quarter of 1996 for the 1.7 GB 81750A, 2.6 GB 82625A, and 3.5 GB 83500A
products. The CrystalMax products shipped in volume through the second quarter of 1997.

In February 1997, Maxtor announced its CrystalMax 1080 series of hard drives, in capacities of 2.1 GB 82100A, 3.2 GB 83201A and 4.3 GB 84320A. CrystalMax 1080 products utilize thin film media with inductive heads and the DSP-based architecture from the series, resulting in increased aerial density of 1080 MB per disk. Seek time also improved at sub-11 ms and buffer size is increased to 256K cache. This family offers users all the benefits of the initial CrystalMax series with additional performance. Volume shipments commenced in the first quarter of 1997.

In October 1996, the Company announced its 3.5-inch, high performance DiamondMax family of HDDs for the desktop. Product offerings for this first generation of DiamondMax products were 2.5 GB 82560A, 3.8 GB 83840A and 5.1 GB 85120A, providing 1.28 GB of storage space per disk. Volume shipments commenced on the
5.1 GB in the fourth calendar quarter of 1996.

The DiamondMax family is Maxtor's first to use MR (magneto-resistive) heads and PRML (Partial Response Maximum Likelihood) read channels. MR heads provide more signal than older inductive head technologies at today's high densities. PRML read channels further improve the usability of small data signals and contribute to the product's fast internal data transfer rate of 8 to 13 MB per second. The DiamondMax family has ANSI ATA-3 Enhanced IDE interface, host transfer rates of
16.67 MB per second, less than 10 ms seek time, 5,400 rpm spindle speed and contains 256K cache. Like the CrystalMax family, these drives also feature the custom on-the-fly Error Correction Code logic, are compliant with the S.M.A.R.T. specification, have low power consumption and ATA power saving commands supporting Green PC standards. The DiamondMax family of products are designed for power users who require high capacity and maximum performance from a HDD.

In June of 1997, Maxtor announced its second generation of MR technology based drives for the desktop PC market. The DiamondMax 1750 Series has capacities ranging from 1.75 GB up to 7.0 GB of storage. These products were targeted to address the broad range of desktop storage requirements in both the commercial and consumer segments. The 7.0 GB capacity of the DiamondMax 1750 was featured by several PC vendors in their summer 1997 system announcements. This second generation of DiamondMax products introduces support for UDMA 33 interface and has host transfer rates of up to 33 MB per second.

In September of 1997, Maxtor announced the DiamondMax 2160, its third generation of MR based hard drives for desktop PC applications. With capacities ranging from 2.16 GB to 8.6 GB the drive is well positioned to address all of the most popular storage capacities. The timely introduction and fast production ramp of the DiamondMax 2160 enabled Maxtor to be an industry leader at this capacity point. This Time to Volume leadership is key to Maxtor's continued success in the market.

In February 1998, Maxtor announced its fourth generation of MR product storage drives. The DiamondMax 2880 offers capacities from 2.88 GB to 11.5 GB. The Company began volume production of this product in the first quarter of 1998.

IMPACT OF INDUSTRY CHARACTERISTICS ON THE COMPANY'S PRODUCTS
Competitive areal densities are continuing to increase dramatically. Several larger competitors have already focused their desktop drive products on MR technology. Currently, the Company believes this more aggressive MR-based areal density curve is dictating the capacities of choice at major OEM accounts. The Company's strategy is to introduce desktop products which incorporate MR technology and which are increasingly less expensive to manufacture.

Short product life cycles also increase the importance of the Company's ability to successfully manage product transitions. Although the Company successfully managed product transitions in the recent past, the Company has historically experienced difficulties with some product transitions and there can be no assurance that product transitions will be successfully managed in the future. New products introduced by competitors, as well as those introduced by the Company, tend to displace older products. The failure to adequately manage product transitions could result in the loss of market opportunities, decreased sales of existing products, cancellation of products or product lines, the accumulation of obsolete and excess inventory, and unanticipated charges related to obsolete inventories and capital equipment. The Company's ability to anticipate market trends and to successfully develop, manufacture in volume and sell new products in a timely manner and at favorable gross margins will be important factors affecting the Company's future results.


MARKETING AND CUSTOMERS

The Company has a direct sales force of approximately 100 sales professionals that market the Company's products to OEMs, distributors and certain key retailers in the personal computer (PC) industry. Sales offices are located throughout the U.S., and in Germany, Hong Kong, Great Britain, France, Singapore, Taiwan, South Korea, Australia and Japan. Market demand for the Company's products generally follows the annual demand cycles experienced in the PC industry, which typically rise during the late summer and fall months, peak during the winter months and drop off in the spring and early summer months. However, market demand is highly volatile and there can be no assurances that future demand cycles will follow historical trends.

CUSTOMER INFORMATION
During the year ended December 27, 1997 two customers, Compaq and Dell Computer, accounted for more than 21% and 10%, respectively, of the Company's revenue. During the nine months ended December 28, 1996 one customer, Southern Electronics Distribution accounted for 11% of the Company's revenue. During the year ended March 30, 1996 no customer accounted for more than 10% of the Company's revenue.

For financial data relating to major customers, export sales and geographic information (foreign and domestic operations) refer to Part II, Item 8, Footnote 6, on PAGE 35.

ORIGINAL EQUIPMENT MANUFACTURERS (OEMs)
A majority of industry's HDDs are sold into the OEM channel. OEM customers select HDD vendors seasonally based on the price, capacity and operational specifications required for their PC product lines. Once the vendor's HDD is qualified, the OEM will generally purchase quantities in large blocks for the life of that PC product. An OEM will usually qualify several HDD vendors to ensure adequate supply. In order to be chosen as a qualified vendor, the Company must be able to provide high quality, low cost products within the OEM's requested time-frames. Time-to-market and product quality are essential to securing and maintaining the OEM relationship. If a qualification opportunity is missed, the HDD manufacturer may not have another opportunity to do business with the OEM until the next generation of the manufacturer's products are introduced.

The PC industry exhibits volatile business conditions, generally related to market share and price competition. In addition, the industry has had a trend toward consolidation among PC manufacturers, Accordingly, maintaining long-term vendor relationships with OEMs can be difficult. The Company believes that its success depends on its ability to develop excellent OEM customer relationships and provide products that fit the needs of the OEM channel. OEMs accounted for 64% of the Company's revenue for the fiscal year ended December 27, 1997, 52% of revenue for the nine months ended December 28, 1996 and 50% of revenue for the fiscal year ended March 1996.

The Company generally negotiates pricing, volume discounts, order lead times, product support requirements and other terms and conditions prior to receiving the OEM's first purchase order. Terms generally range from six months to two years. Shipments are not scheduled until purchase orders are received and cancellation of purchase orders may occur without significant penalty. Historically, the Company has experienced cancellations for orders, which had a material adverse impact on the financial results of the Company during the nine months ended December 28, 1996 and the year ended March 30, 1996.

DISTRIBUTORS
The Company is also dependent upon sales to the commercial distribution channel. Its distributors are located worldwide, and generally market the Company's products to VARs (value-added resellers), dealers, smaller retailers, system integrators and small OEMs. Distributors generally enter into non-exclusive agreements with the Company for purchase and redistribution of product on a quick turnover basis. Purchase orders are placed and revised on a weekly basis. Distributors have limited rights to return product on a rotation basis. Distributors (including smaller retailers) accounted for 36% of revenue for the year ended December 27, 1997, 48% of revenue for the nine months ended December 28, 1996 and 39% of revenue for the fiscal year ended March 30, 1996.

Because distributors are constrained by low overhead requirements, providing competitive pricing and sales incentives are key to selling product through distribution. Price protection and sales incentive programs are the industry's method of quickly effecting price corrections in the channel. The industry has and continues to experience volatile price erosion in the distribution channel. The Company believes price erosion is inherent with each product capacity point introduced to the market. Therefore, the Company also believes it must introduce its new products before or at the same time as its competitors in order to minimize the negative impact of price erosion on its financial results. In 1998, the Company will continue to focus on time-to-market product introductions and linearity of product flow into its sales channels to reduce the negative impact of price erosion.

RETAILERS
The Company sells its retail-packaged products directly to major retail sectors such as computer superstores, warehouse clubs and computer electronic stores. Its retail customer base is in the United States and Canada. Retailers accounted for 9% of revenue for the year ended December 27, 1997, 8% of revenue for the nine months ended December 28, 1996 and 5% of revenue for the fiscal year ended March 30, 1996.

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


WARRANTY AND SERVICE
The Company currently warrants its products against defects in parts or labor from the date of shipment. Products currently in production are warranted for a period of 36 months after shipment. Products are generally repaired or refurbished by the Company's Singapore facility. The Company operates a European drive exchange center in Ireland, a domestic drive exchange center in San Jose, California, and an Asian drive exchange center in Singapore. Additionally, the Company provides customer service and technical support for end-users, as well as access to important information and software via the World Wide Web. The Company also believes that sales through the retail channel increases brand awareness. In 1998, the Company will continue to support the growth of the retail channel.

BACKLOG
The Company generally sells standard products according to standard purchase order terms. Delivery dates are specified by purchase orders. Such orders may be subject to change or cancellation by the customer without significant penalties. The quantity actually purchased and shipment schedules are frequently revised to reflect changes in the customer's needs. At times, when price competition is intense and price moves are frequent, the Company believes most customers may place purchase orders below their projected needs, delay placing orders or even cancel purchase orders with the expectation that future price reductions may occur. Conversely, at times when industry-wide production is believed to be insufficient to meet demand, the Company believes that certain customers may place purchase orders beyond their projected needs in order to maintain a greater portion of product allocation.

In addition, orders for the Company's products are filled for several large customers from JIT ("just in time") inventory stocked warehouses, whereby orders are not placed ahead of time on the Company's order entry backlog system. Instead, the Company receives a periodic forecast of requirements from the customer. Upon shipment from the JIT warehouse, the customer is invoiced.

In light of these factors, backlog reporting as of any particular date may not be indicative of the Company's actual revenues for any succeeding period, and, therefore, is not necessarily an accurate barometer of the Company's future revenue.

MANUFACTURING AND SUPPLIERS

The Company's disk drive manufacturing operations consist primarily of the final assembly of high-level subassemblies and testing of completed products. The Company manufactures disk drive products in volume production at its manufacturing facility located in Singapore. The majority of all PCB assembly is performed by an affiliate of the Company, International Manufacturing Services, Inc. (IMS), under the terms of a manufacturing services agreement. Maxtor owns 16% of the outstanding shares of IMS (See Management Discussion and Analysis of Financial Condition and Results of Operation - Liquidity, on page
23, for financial information regarding IMS).   In addition to risks typically
associated with the concentration of vital operations, foreign manufacturing is subject to additional risks, including changes in governmental policies, currency fluctuations, political instability, transportation delays and interruptions, and the imposition of tariffs and export controls. A disruption of the Company's manufacturing operations could have an adverse effect on its results of operations and customer relations.

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

The Company's manufacturing processes require large volumes of leading edge, high-quality components supplied by outside vendors. Generally, the Company does not have long-term supply agreements with its vendors, some of which have limited financial and operational resources. The Company has qualified multiple vendors for components where practical. However, some leading edge components for the Company's new generation of products are available either only from single sources or, even if potentially available from multiple sources, involve relatively long lead times to manufacture, such that the Company cannot quickly obtain additional supply or can do so only by incurring significant incremental costs. The Company has periodically received notices from vendors that they are unable to supply required volumes of certain key components. Vendor cancellations can adversely impact the Company's ability to ship products as scheduled to its customers. While the Company has qualified and continues to qualify multiple vendors for many components, it is reliant on, and will continue to be reliant on, the availability of supply from its vendors for many semi-custom and custom integrated circuits, heads, media and other key components. In light of current industry conditions, including consolidation of competitors, the Company is focused on developing excellent business relationships with its vendors and utilizing strategic alliances for certain components where practical. There can be no assurance, however, that the Company will be successful in such efforts or that in the future the Company's vendors will meet the Company's needs for required volumes of high-quality components in a timely and cost effective manner. The Company's inability to obtain sufficient quantities of components required, or to develop alternative manufacturing capability if and as required in the future, could result in delays or reductions in product shipments that could materially and adversely affect the Company's business, results of operations and financial condition.

RESEARCH AND DEVELOPMENT

The Company participates in an industry that is characterized by rapid technological change and short product life cycles. The Company's ability to compete effectively will depend on, among other things, its ability to anticipate such change. To compete effectively, the Company has and will continue to devote substantial personnel and capital resources to develop high-quality products which can be produced in volume on a cost effective basis. The Company believes that common architectures, vertical integration and new technologies are among the key areas in which to direct its focus.

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

The Company is highly dependent upon its vendors for components. The Company believes that vertical integration for certain components is necessary in order to effectively compete in the market. Vertical integration allows for joint development of technology, provides a more robust component supply and allows the Company an advance view of new components. There can be no assurance that the Company will be able to adequately vertically integrate as required by market conditions.

The Company believes that increasing storage capacities, increasing performance and lowering cost depends on developing and incorporating new data storage technologies into the Company's products. New technologies are difficult to implement due to short product life cycles, without sufficient research and development resources. In the past, the Company has experienced difficulty moving product from design to production with satisfactory yields. During 1997, the Company launched a new design effort for server class products. In addition, the Company will focus on developing new technologies to address areal density targets, media tribology limitations and shock resistance issues, among others, in order to provide high performance products.

For the year ended December 27, 1997, the nine months ended December 28, 1996, and fiscal year ended March 30, 1996 the Company's research and development expenses were $106.2 million, $87.8 million and $94.7 million, respectively. In order to effectively implement its product strategy, the Company intends to continue to make significant investments in research and development.

COMPETITION

The Company presently competes primarily with manufacturers of 3.5-inch disk drives, including International Business Machines, Corporation; Quantum Corporation; Seagate Technology, Inc; and Western Digital Corporation; each of which have larger market shares than the Company. Seagate Technology, Inc, is the dominant competitor in the 3.5-inch market. Potential entrants include other major OEMs. If such customers successfully develop disk drive manufacturing capabilities, the Company's market share could be reduced.

The principal methods of competition are timing of product introductions, price, product capacity and performance. When competitors introduce products which offer lower prices, greater capacity and better performance, or any combination of these factors, or when the Company's new products are not brought to market on a timely basis, the selling price of its older products generally must be reduced in order to compete effectively with competitors' new products. The Company believes price erosion is an inherent factor for each product capacity point introduced to the market. Therefore, it believes it must introduce its new products before or at the same time as its competitors in order to reduce the negative impact of price erosion on its financial results. In 1998, the Company will focus on time-to-market product introductions and linearity of product flow into its sales channels in order to reduce the negative impact of price erosion. There can be no assurance that the Company will be successful in its efforts.

The disk drive industry has been subject to significant consolidation in the past two years. A number of companies, including Maxtor, have either merged or been acquired and the number of competitors in the market have been reduced. Subsequent to the industry consolidation, some competitors remain better positioned than Maxtor from a market share and financial resources availability perspective.

The Company believes that in order to successfully increase its market share and improve its financial position, the Company must continue to lower its product costs and introduce its products before or at the same time as its competitors. However, there can be no assurance that the Company's efforts will be successful in the new competitive environment.

PATENTS AND LICENSES

The Company has been granted approximately 170 U.S. and foreign patents related to disk drive products and technologies, and has additional patent applications pending in the United States and foreign countries. The Company has entered into cross-license agreements with certain of its competitors and conducted discussions with others concerning cross-license relationships.

The Company further relies on trade secrets, copyrights, trademarks and contractual provisions to protect its proprietary rights. There can be no assurance that the Company's protective measures will be adequate to protect the Company's proprietary rights, that others have not or will not independently develop or otherwise acquire equivalent or superior technology, or that the Company will not be required to obtain royalty-bearing licenses to use other intellectual property in order to utilize the inventions embodied in the patents owned or currently licensed by the Company. There can be no assurance that any patents will be issued pursuant to the Company's current or future patent applications. Or that patents issued pursuant to such applications or any patents the Company owns or has licenses to use will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to the Company or be adequate to safeguard and maintain the Company's proprietary rights. In addition, the laws of certain countries in which the Company's products are or may be assembled, tested or sold, including various countries in Asia, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The failure of the Company to enforce and protect its intellectual property rights could have a material adverse effect on the Company's business, financial condition and results of operations.

The computer storage industry, like many technology-based industries, is characterized by frequent claims and litigation involving patent and other intellectual property rights. The Company from time to time may be notified by third parties that the Company may be infringing patents owned by or proprietary rights of third parties. If necessary, the Company may have to seek a license under such patent or proprietary rights, or redesign or modify their products and processes in order to avoid infringement of such patent or proprietary rights. There can be no assurance that such a license would be available on acceptable terms, if at all, or that the Company could so avoid infringement of such patent or proprietary rights, in which case the Company's business financial condition and results of operations could be materially and adversely affected. Additionally, litigation may be necessary to protect the Company's proprietary rights. Any claims or litigation involving the Company's owned or licensed patents or other intellectual property rights may be time consuming and costly, or cause product shipment delays, either of which could have a material adverse effect on the Company's business, financial condition and results of operation.

EMPLOYEES

As of March 1, 1998, the Company had approximately 5,700 employees worldwide. The Company believes that its future success will depend on its ability to continue to attract and retain a team of highly motivated and skilled individuals. None of the Company's employees are represented by a labor organization. The Company believes that its employee relations are positive.


ITEM 2.  PROPERTIES

The Company's administrative offices and new advanced technology operations are
located in Milpitas, California.   The Company currently plans to use the
additional floor space for expansion of the advanced technology operation. The Company also maintains engineering and pilot production facilities in Longmont, Colorado. All the Company's domestic facilities are leased.

The Company's manufacturing facilities are located in Singapore. The Company owns and occupies a 384,000 square-foot building in Singapore, situated on land leased through the year 2016 (subject to an option to renew for an additional 30 years). All the Company's sales offices, located in the United States, Europe and Asia Pacific, are leased.

The Company believes as it pursues its growth strategy its requirements for facilities are constantly under review and consideration and will be added as the need arises.

ITEM 3.  LEGAL PROCEEDINGS

STORMEDIA LITIGATION

The dispute between StorMedia and the Company arises out of the Agreement between the Company and StorMedia which became effective on November 17, 1995, under which StorMedia agreed to supply disk media, a key component of hard disk drives, to the Company. StorMedia's supply of disk media did not meet the Company's specifications and functional requirements and, as a result, after negotiations, the Company terminated the Agreement.

On September 18, 1996 a class action securities lawsuit was filed against StorMedia Incorporated ("StorMedia") and certain of its officers in Superior Court of the State of California, County of Santa Clara. Among the allegations against StorMedia was the assertion that StorMedia failed to perform under a November 17,1995 Purchase Agreement ("Agreement") with Maxtor Corporation ("the Company") and that StorMedia's failure to sue the Company for breach of the Agreement was evidence that StorMedia had breached the Agreement. (A concurrent class action was later filed in the U.S. District Court for the Northern District of California by the same parties.)

One week later, on September 25,1996, StorMedia commenced an action in the U.S. District Court for the Northern District of California entitled, STORMEDIA INCORPORATED V. HYUNDAI ELECTRONICS INDUSTRIES CO., LTD., ET AL., U.S. District Court, Northern District, No. C-96 20805 RMW (EAI) (the "Federal Action"), against Hyundai Electronics Industries Co., Ltd. ("HEI")-- the Company's Korean grandparent -- which also signed the Agreement. StorMedia also sued M.H. Chung, HEI's chairman; K.S. Yoo, the individual who signed the Agreement on behalf of the Company. StorMedia, however, did not sue the Company.

StorMedia filed an Amended Complaint of February 14,1997 in the Federal Action. The Amended Complaint alleged Fraud and Deceit (against all Defendants); Negligent Misrepresentation (against all Defendants); Breach of Contract (against HEI); Breach of Contract--Covenant Not to Compete (Against HEI); Breach of the Implied Covenant of Good Faith and Fair Dealing (against HEI); and Unlawful, Unfair or Fraudulent Business Practices (against HEI). The plaintiff alleged that HEI entered into a volume purchase agreement with StorMedia Pursuant to which HEI and the Company committed to purchase rigid discs for use in the Company's drives. At the time HEI entered the Agreement, plaintiff contends that HEI knew that it could not and would not purchase the volume of products which it committed to purchase. Plaintiff further contends that HEI entered the contract in order to secure a source of components for the Company only long enough for HEI to develop its own internal disc manufacturing capacity and that it and the other defendants never intended to fully perform the Agreement.

     Plaintiff sought damages in excess of $206 million dollars, punitive damages, injunctive relief, attorneys' fees, pre-judgment and post-judgment interest, and costs.

     On December 20, 1996, the Company filed a Complaint in Colorado state court entitled MAXTOR CORPORATION V. STORMEDIA INC. ET AL., District Court, County of Boulder Colorado, No. 96CV 161 ("Colorado Action"), against StorMedia Incorporated, StorMedia International Ltd., and William J. Almon, StorMedia's CEO. The complaint alleges Breach of Contract (against all Defendants except Almon), Breach of the Implied Warranty of Fitness (against all Defendants except Almon), Breach of the Implied Warranty of Merchantability (against all Defendants except Almon), Fraud (against all Defendants), and Negligent Misrepresentation (against all Defendants). The Company seeks damages in excess of $100 million dollars, punitive damages, reasonable attorneys' fees and costs. In March, 1997, the Colorado Action was stayed.

On October 24, 1997, the Company filed a Motion to Intervene in the Federal Action. HEI moved to dismiss the action for failure to join the Company as a party. On February 18, 1998, the U.S. District dismissed the Federal Action in its entirety. Accordingly, on February 20, 1998, the Company filed a Motion for Relief from Stay in the Colorado action. On February 24, STORMEDIA INTERNATIONAL LTD. V. HYUNDAI ELECTRONICS INDUSTRIES CO., LTD., ET AL., in the Superior Court of California, County of Santa Clara, Case No. CV 772103 ("California Action"). This new complaint alleges Fraud and Deceit (against all Defendants), Negligent Misrepresentation (against HEI and the Company). Plaintiff seeks damages in excess of $206 million dollars, punitive damages, injunctive relief, attorneys' fees, pre-judgment and post-judgment interest, and costs. On March 26, 1998, the Company moved to stay the California Action in light of the substantially identical action pending in Colorado.

There has been no discovery in the Colorado Action or the recently filed California Action. There has been some initial discovery exchanged in the now dismissed Federal Action. No depositions on the merits of the claims have been taken. The Company believes that it has meritorious defenses to such claims and intends to defend the litigation vigorously. However, due to the nature of the litigation and because the pending lawsuits are in the very early pre-trial stages, the Company cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. The two pending litigations could result in significant diversion of time by the Company's technical personnel. While after consideration of the nature of the claims and facts relating to the litigation, including the results of preliminary discovery, management believes that the resolution of this matter will not have a material adverse effect on the Company's business, operating results and financial conditions, the results of these proceedings, including any potential settlement are uncertain and there can be no assurance that they will not have a material adverse effect on the Company's business, operating results, and financial condition.

The Company has been notified of certain other claims, including claims of patent infringement. While the ultimate outcome of these claims and the claims described above is not determinable, it is reasonably possible that resolution of these matters could have a material impact on the financial condition, results of operations or cash flows of the Company. No amounts related to any claims or action have been accrued in the accompanying financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company's annual meeting was held August 13, 1997, at which its then sole stockholder reelected Charles H. Christ and Y.H. Kim as Class II directors each, to hold office for a three-year term, and ratified the appointment of Coopers & Lybrand L.L.P. as the Company's independent accounting firm for the year ended December 27, 1997. On February 25, 1998, the Company's sole shareholder authorized by written consent an Amended and Restated 1996 Stock Option Plan, effective October 1, 1997 and an increase to 12,272,168 as the maximum number of shares reserved for issuance thereunder.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS

In January 1996, the Company became a wholly owned subsidiary of Hyundai Electronics America (HEA). As of the acquisition, trading of Maxtor common stock on the NASDAQ National Market was suspended. Currently, there is no public market for the Company's equity securities. The Company's 5.75% convertible subordinated Debentures, due March 1, 2012, $100,000,000 in aggregate principal amount, remain publicly traded.

In June 1996, the Company entered into an exchange agreement with HEA whereby HEA exchanged 600 shares of Common Stock for 58,208,955 shares of Series A Preferred Stock, $.01 par value. In December 1997, the Company and HEA entered into a Debt Payment and Stock Purchase Agreement pursuant to which HEA accepted 29,850,746 new shares of the Corporation's preferred stock as payment for $200,000,000 owed to HEA by the Corporation. As of December 27, 1997, 88,059,701 shares of Series A Preferred Stock and 15,125 shares of Common Stock, $.01 par value, were issued and outstanding. At March 1, 1998, all of the outstanding shares of Series A Preferred Stock were held by the parent of the registrant and all outstanding shares of Common Stock were held by three individuals who obtained shares upon exercise of options granted under the Company's 1996 Stock Option Plan.

DIVIDEND POLICY

The holders of shares of Series A Preferred Stock are entitled to non-cumulative dividends of $0.40 per share, when and as declared by the Board of Directors, in preference of the holders of shares of the Common Stock. No such dividends were declared in 1997. The Company has never paid cash dividends on its capital stock. The Company does not anticipate paying cash dividends in the near future. Under the terms of the Company's line of credit facilities, the Company may not declare or pay any dividends without the prior consent of its lenders.

 ITEM 6.  SELECTED FINANCIAL INFORMATION
(IN THOUSANDS)

                                        December 27,  December 28,  December 28,   March 30,   March 25,    March 26,
FISCAL YEAR ENDED                          1997          1996          1996          1996        1995         1994
                                      (twelve months)(twelve months)(nine months)
                                                      (unaudited)(1)
                                      -------------- --------------- ------------- ---------- -----------  ------------
Revenue                                 $1,424,320     $1,113,842    $798,884      $1,268,998   $906,799    $1,152,615
Gross margin                                71,384        (77,929)    (89,974)         72,693     56,130       (52,399)
Operating expenses:
  Research and development                 106,249        113,053      87,752          94,717     60,769        97,168
  Selling, general and administrative       62,520         82,944      60,701          82,775     81,600        78,854
  Other                                          -            (69)          -           4,460    (10,213)       19,500
Loss from operations                       (97,385)      (273,857)   (238,427)       (109,259)   (76,026)     (247,921)
Interest expense                            36,502         22,096      18,075          11,849      8,379        10,087
Interest and other income                   25,031          1,333       1,000           1,169      4,216         2,283
Provision for income taxes                   1,035          1,523         824           2,826      2,033         1,864
Net Loss                                  (109,891)      (296,143)   (256,326)       (122,765)   (82,222)     (257,589)
Total assets                               555,472        314,539     314,539         442,487    381,847       492,375
Long-term debt and capital lease
  obligations due after one year           224,313        229,109     229,109         100,181    101,967       107,393
Cash dividends declared                          -              -           -               -          -             -



(1) Unaudited information for the twelve months ended December 28, 1996 is provided to compare with the twelve months ended December 27, 1997 in Item 7: Management's Discussion and Analysis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH ITEM 1: BUSINESS,
ITEM 6: SELECTED FINANCIAL INFORMATION AND ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHANGE IN FISCAL YEAR END

During 1996, the Company changed its fiscal year end to be consistent with the year end of its parent, Hyundai Electronics America ("HEA"). The fiscal year end changed from the last Saturday of March, the date used in the Company's prior filings of its Form 10-K with the Securities and Exchange Commission, to the last Saturday of December conforming to its 52/53-week year methodology.

The current fiscal period ended on December 27, 1997 comprises twelve months or 52 weeks. For discussion and analysis purposes, the twelve months ended December 27, 1997, comprising 52 weeks, are compared to the unaudited twelve months ended December 28, 1996, also comprising 52 weeks. The nine months ended December 28, 1996 comprises 39 weeks and is compared to the nine months ended December 30, 1995, comprising 40 weeks.

RESULTS OF OPERATIONS

Twelve months ended December 27, 1997 compared to twelve months ended December 28, 1996

REVENUE AND GROSS PROFIT (LOSS)

--------------------------------------------------------------------------
(IN MILLIONS)                      December 27,  December 28,
TWELVE MONTHS ENDED                   1997           1996         Change
--------------------------------------------------------------------------
                                                 (unaudited)
Revenue                             $1,424.3      $1,113.8       $ 310.5

Gross profit (loss)                 $   71.4      $  (77.9)      $ 149.3
    As a percentage of revenue           5.0%         (7.0%)

Net loss                            $ (109.9)     $ (296.1)      $ 186.2
--------------------------------------------------------------------------

REVENUE

Revenue increased 28% in 1997, primarily due to an increase in unit shipments of approximately 48%, while average unit prices were lower by 14%. Revenue from the OEM channel increased 56% even though the 1996 results included $44 million in revenues from the Company's IMS affiliate, which is not included in the Company's 1997 results. The increase in OEM revenues was offset by a 4% decline in year over year revenues from the Company's Distributor Channel.
 Revenue and unit volume growth in 1997 were favorably impacted by better time to market performance, strengthening of the customer base and a continued trend to shipping higher capacity drives. This was offset somewhat by continued pricing pressures which resulted in lower year over year average unit selling prices.

GROSS PROFIT (LOSS)

Gross profit as a percentage of revenue improved consistently, quarter over quarter, throughout 1997. The increase in gross profit is due mainly to the increase in unit volumes and the introduction of new products which achieved market acceptance due to a return to competitive aerial density. As mentioned above, the increase in revenues and profits due to increased shipment volumes was somewhat offset in 1997 by continued pricing pressures which resulted in lower year over year average unit selling prices.

The Company will continue its efforts to increase gross profit by reducing its average unit manufacturing costs. However, there can be no assurance that average unit selling prices will not decline at a more rapid rate or that the Company will be successful in its efforts to continue to gain improvements in gross profit percentages.

OPERATING EXPENSES

--------------------------------------------------------------------------
(IN MILLIONS)                         December 27,  December 28,
TWELVE MONTHS ENDED                      1997           1996        Change
--------------------------------------------------------------------------
                                                    (unaudited)
Research and development               $ 106.2      $ 113.1        $ (6.9)
   As a percentage of revenue              7.5%        10.1%

Selling, general and administrative    $  62.5      $  82.9        $ (20.4)
   As a percentage of revenue              4.4%         7.4%
--------------------------------------------------------------------------

In 1997 the Company continued to make substantial investments in research and development (R&D) related to new technology for its products. Although R&D as a percentage of revenue decreased from 1996, the absolute dollar level of investment in R&D remained close to 1996 levels. The decrease in percentage of R&D expenditures compared to 1996 was expected partly because the Company redefined its products and technology road map to focus on its core desk top business (see discussion under Desktop Computer Products, page 4). Additionally during 1996, the Company established the new advanced technology group in Milpitas and a new production engineering group in Singapore.

During 1998, the Company will focus on controlling spending while continuing R&D activities that support timely product introduction and transition to volume production. There can be no assurances that the Company will be successful in its efforts.

Selling, general and administrative expenses (SG&A) decreased as a percentage of revenue and in absolute dollars due to the Company's ongoing efforts to control costs. Reductions in overall headcount and controlled marketing expenses contributed to lower SG&A expenses throughout 1997.

INTEREST EXPENSE AND INTEREST INCOME

--------------------------------------------------------------------
(IN MILLIONS)                  December 27,  December 28,
TWELVE MONTHS ENDED               1997           1996        Change
--------------------------------------------------------------------
                                             (unaudited)
Interest expense               $ 36.5         $ 22.1         $ 14.4

Interest and other income      $ 25.0         $  1.3         $ 23.7
--------------------------------------------------------------------


Interest expense increased due to an increase in borrowings required during the first three quarters, in order to fund the Company's operations and an increase in the cost to borrow due to changes in the economic environment in
Korea.   The Company's debt is guaranteed by Hyundai Electronics Industries,
Co., Ltd. (HEI) and the rate at which the Company can borrow is substantially affected by the borrowing rates available to HEI. The Company had $159.8 million of short-term and $129 million of long-term lines of credit borrowings outstanding at December 27, 1997. The Company expects to maintain approximately the same or higher levels of borrowings during the next fiscal year.

Interest and other income increased because of a one time gain associated with the reversal of a $20 million fully-reserved note which was paid in full by IMS. However, cash availability overall has and will continue to be constrained in 1998 due to funding required for the Company's operations.

PROVISION FOR INCOME TAXES

---------------------------------------------------------------------
(IN MILLIONS)                  December 27,  December 28,
TWELVE MONTHS ENDED               1997           1996       Change
---------------------------------------------------------------------
                                             (unaudited)
Provision for income taxes     $  1.0         $  1.5        $ (0.5)
---------------------------------------------------------------------

The provision for income taxes consists primarily of foreign taxes. The decrease of $0.5 million is due to elimination of taxes in Hong Kong due to the sale of a majority interest in IMS to certain IMS management and other investors in June 1996.

The Company's effective tax rate for the periods 1997 and 1996 differs from the combined federal and state rates due to the repatriation of foreign earnings absorbed by current year domestic losses, and the Company's U.S. operating losses not providing current tax benefits, offset in part by the tax savings associated with the Company's Singapore operations and valuation of temporary differences. Income from the Singapore operation is not taxable as a result of the Company's pioneer tax status in Singapore.

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 28, 1996 COMPARED TO NINE MONTHS ENDED
DECEMBER 30, 1995

REVENUE AND GROSS PROFIT (LOSS)

-----------------------------------------------------------------------
(IN MILLIONS)                  December 28,  December 30,
NINE MONTHS ENDED               1996            1995          Change
-----------------------------------------------------------------------
                                             (unaudited)
Revenue                        $  798.9       $ 954.0       $ (155.1)

Gross profit (loss)            $  (90.0)      $  60.6       $ (150.6)
   As a percentage of revenue     (11.3%)        6.4%

Net loss                       $ (256.3)      $ (82.9)      $ (173.4)
-----------------------------------------------------------------------

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

As expected in the disk drive industry, products sold during the 1996 period were higher in capacity than in the 1995 period. However, prices for the higher capacity products (1.3 to 2.0 GB) in 1996 remained relatively flat with the products in 1995 (which ranged from 540 MB to 1.6 GB).

Part of the revenue decrease is also attributed to the sale of International Manufacturing Services, Inc. (IMS) in June 1996. IMS revenue decreased by $25 million from the prior period. Revenue for 1995 also reflects a 40-week period as compared to a 39-week period for 1996. The first quarter of 1995 was extended to realign the fiscal year ended March 30, 1996.

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

OPERATING EXPENSES

---------------------------------------------------------------------------
(IN MILLIONS)                        December 28,  December 30,
NINE MONTHS ENDED                        1996         1995       Change
---------------------------------------------------------------------------
                                                 (unaudited)
Research and development               $ 87.8        $ 69.4      $ 18.4
     As a percentage of revenue          11.0%          7.3%

Selling, general and administrative    $ 60.7        $ 60.5      $  0.2
     As a percentage of revenue           7.6%          6.3%

Other                                  $   -         $  4.5      $ (4.5)
     As a percentage of revenue           0.0%         (0.5%)
----------------------------------------------------------------------------

R&D expenses increased primarily due to the Company's continued commitment to make substantial investments in new technology for its products. Additionally, the Company established the new advanced technology group in Milpitas and a new production engineering group in Singapore during 1996. In the third quarter of the 1996 period, the Company incurred charges of approximately $4.5 million related to obsolete equipment and internally built equipment not utilized due to rapid changes in product volumes and mix during the latter half of 1996.

Selling, general and administrative (SG&A) expenses increased as a percentage of revenue primarily due to the decrease in the revenue base. SG&A spending in absolute dollars was relatively unchanged due to the Company's ongoing effort to control costs and expenditures. Certain SG&A expenses decreased during the 1996 period due to an overall reduction in force and controlled spending in marketing. However, the decrease was offset by a substantial change in executive staff and related severance costs incurred throughout the nine month period.

Other expenses decreased due to $4.5 million of professional fees incurred in 1995 related to the acquisition of the Company by HEA. Effective January 1996, HEA acquired by a cash tender offer of $6.70 per share all of the outstanding shares of the Company's common stock which were not previously owned by HEA or its affiliates and the Company became a wholly owned subsidiary of HEA.

INTEREST EXPENSE AND INTEREST INCOME


(IN MILLIONS)                December 28,   December 30,
NINE MONTHS ENDED               1996           1995        Change
-------------------          ------------   ------------   ------
                                             (unaudited)
Interest expense               $  18.1         $ 7.8       $ 10.3
Interest income                $   1.0         $ 0.8       $  0.2


Interest expense increased due to a substantial increase in short-term and long-term borrowings required in order to fund the Company's operations. The Company had $149.8 million of short-term and $129 million of long-term lines of credit borrowings outstanding at December 28, 1996, whereas $99 million of short-term borrowings were outstanding at December 30, 1995.

Interest income increased slightly due to the availability of cash for investing purposes.

PROVISION FOR INCOME TAXES


(IN MILLIONS)                December 28,   December 30,
NINE MONTHS ENDED               1996           1995        Change
-------------------          ------------   ------------   ------
                                             (unaudited)
Provision for income taxes     $ 0.8           $ 2.1       $ (1.3)


The provision for income taxes consists primarily of foreign taxes. The decrease of $1.3 million is due to elimination of taxes in Hong Kong due to the sale of a majority interest in IMS to certain IMS management and other investors in June 1996.

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

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.
Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company has evaluated its level of exposure to the risks and costs associate with Year 2000 problems and is currently in the process of updating its information systems to be Year 2000 compliant. The Company expects its information systems to be Year 2000 compliant by the end of fiscal 1999, and anticipates no disruptions in the manufacturing services it provides to its customers as a result of Year 2000 problems; however, no assurance can be given that such updates will be fully completed in a timely manner or that such disruptions will not occur. Any disruption in manufacturing services provided by the Company as a result of Year 2000 noncompliance would materially adversely affect the Company's business, financial condition and results of operations. Moreover, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts.

LIQUIDITY AND CAPITAL RESOURCES

                                               As of and for
                                          the twelve months ended
                                               December 27,
(IN MILLIONS)                                        1997
--------------                             -----------------------
Cash and cash equivalents                         $   16.9
Net cash used in operating activities             $ (146.7)
Net cash used in investing activities             $  (61.3)
Net cash provided by financing activities         $  193.6
Short-term credit borrowings                      $  159.8
Long-term credit borrowings                       $  129.0


As of December 27, 1997, the Company had cash and cash equivalents of $16.9 million as compared to $31.3 million as of December 28, 1996, a decrease of $14.4 million. The decrease in the Company's cash and cash equivalents was primarily the result of operating losses and capital expenditures offset by external financing to fund those activities.

Net cash used in operating activities was primarily attributable to the net loss less non-cash depreciation and amortization totaling approximately $65.6 million an increase in accounts receivable and inventories of $142.9 million and $74.4 million, respectively, and an increase in accrued and other liabilities of $15.9 million. These uses of cash in operating activities were offset by an increase in accounts payable of $102.1 million and increases in payables to affiliates of $11.6 million. In addition, the net loss included a gain of $20 million from the payment on a note from an affiliate, International Manufacturing Systems (IMS), Inc., that had been fully reserved.

The increases in accounts receivable and inventories, as well as the offsetting increases in accounts payable and payables to affiliates result from the increase in shipment volumes and resulting increases in revenue in 1997 as compared to 1996.

On March 30, 1996, the Company entered into an accounts receivable securitization program with Citicorp Securities, Inc. Under this program the Company could sell its qualified trade accounts receivable up to $100 million on a non-recourse basis. The face amount of the eligible receivables are discounted based on the Corporate Receivables Corporation commercial paper rate (5.85% as of December 27, 1997) plus commission and is subject to a 10% retention. As of December 27, 1997, $79.8 million in sales of accounts receivable, for which proceeds had not yet been received, were included in accounts receivable and $79.8 million in collections of accounts receivable not yet remitted were included in accrued and other liabilities. The Company's asset securitization program was subject to certain conditions, among which was a condition that all of HEI's long-term public senior debt securities achieve a specified rating. This condition was not met in February 1998, and the Company obtained waivers of this condition through April 8, 1998.

The Company completed a new asset securitization program dated as of April 8, 1998 (the "New Program") arranged by Citicorp to replace the existing program. Under the New Program, the Company sells all of its trade accounts receivable through a special purpose vehicle with a purchase limit of $100 million on a non-recourse basis, subject to increase to $150 million upon the fulfillment of the conditions subsequent described below. On April 8, 1998, the uncollected purchase price under the existing program, in the amount of approximately $100 million, was transferred to represent the purchased interest of Citicorp's Corporate Receivables Corporation ("CRC") under the New Program. Continuance of the New Program is subject to certain conditions, including a condition that all of the long-term public senior debt securities of Hyundai Heavy Industries, Inc. ("HHI") achieve a specified rating. In addition, the New Program remains subject to certain conditions subsequent related to obtaining appropriate waivers as may be necessary from lenders of the Company's credit facilities, or effecting a cure, of any outstanding defaults under such credit facilities of the Company and obtaining a performance guarantee from HHI of the obligations of the Company and Maxtor Receivables Corporation under the New Program. This performance guarantee is similar to the arrangement that HEI provided under the Original Program. The Company must satisfy these conditions subsequent by May 4, 1998 and presently believes that it will be able to successfully satisfy these conditions.

Net cash used in investing activities was primarily attributable to $82.5 million of capital expenditures offset by the collection of the $20 million note receivable from the Company's IMS affiliate that was fully reserved (see discussion of IMS transactions below). A majority of the capital expenditures activity related to the acquisition of manufacturing and engineering equipment to develop new products and enhance the productivity of the Singapore manufacturing facility.

In November 1994, the Company formed a wholly-owned subsidiary, IMS
International Manufacturing Services, Ltd.   whose primary business was
contract manufacturing for electronic original equipment manufacturers
(OEMs). The Company's printed circuit board (PCB) assembly plant in Hong Kong formed the foundation of the business, and a second plant was added in Thailand in May 1995. In early June 1996 the Company reorganized all of the operations under a wholly-owned Delaware subsidiary, International Manufacturing Services, Inc. (IMS). IMS not only supplies the Company, but a variety of external customers, with PCB assemblies, sub-assemblies and fully integrated box products. In May 1996 the Company entered into an agreement to sell a majority interest in IMS to certain IMS management and other Investors ("Buyer"). At the completion of the transaction in June 1996 the Company received $25 million in cash and $20 million in notes from IMS, and retained a 23.5% ownership interest in IMS. Pursuant to the Agreements, the Company made various representations and warranties as to itself and IMS and has agreed to indemnify Buyer for any breaches thereof. Generally, in the event that losses from such breaches when aggregated exceed $500,000, Buyer shall be entitled to indemnification for all losses, including the first $500,000 up to a maximum of $17,500,000, provided that tax and environmental representations are not subject to the liability limit.

In October 1997, IMS completed an initial public offering of 5 million shares of common stock at $11.50 per share. Under the terms of the note issued by IMS to the Company, IMS was required to pay the outstanding principal balance and all accrued an unpaid interest, aggregating $20.1 million, and IMS made the payment in full on October 28, 1997. In connection with these transactions, the Company revalued its investment and recorded a $16.3 million unrealized gain in IMS to reflect its current 16% ownership interest.


Net cash provided by financing activities results mainly from an issuance of $200.0 million in preferred stock of the Company to the Company's parent, HEA. In December 1997, the Company and HEA entered into a Debt Payment and Stock Purchase Agreement pursuant to which HEA accepted 29,850,746 new shares of the Corporation's preferred stock as payment for $200,000,000 owed to HEA by the Corporation. As of December 27, 1997, 88,059,701 shares of Series A Preferred Stock and 15,125 shares of Common Stock, $.01 par value, were issued and outstanding. In addition, cash increased due to a net increase in borrowings of $10.0 million in 1997.

On January 31, 1996 the Company signed a one year credit facility in the amount of $13.8 million to be used for capital equipment requirements at the Singapore facility. This credit facility is guaranteed by HEI and all outstanding amounts of principal and accrued interest were payable on January 30, 1998. In January 1998, this facility was retired and all principal and interest owed under this facility have been paid. As of December 27, 1997, $13.8 million of borrowings under this line were outstanding.

On April 10, 1997, the Company obtained a $150 million intercompany line of credit from HEA. This line of credit allows for draw downs up to $150 million and interest is payable quarterly. All outstanding amounts of principal and accrued interest are due and payable on April 10, 1998. As of December 27, 1997 $65 million was outstanding under this facility. In March 1998, this intercompany line was reduced to $100 million.

On August 29, 1996, the Company established two uncollateralized, revolving lines of credit totaling $215 million (the "Facilities") through Citibank, N.A. and syndicated among fifteen banks. In September 1996, the Facilities were increased $10 million to a total of $225 million. The Facilities are guaranteed by HEI and a total of $129 million of the Facilities is a three year committed Facility that is used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of December 27, 1997, $129 million of borrowings under this line were outstanding. A total of $96 million of the Facility is a 364-day committed facility, renewable annually at the option of the syndicate banks. On August 28, 1997, this Facility was amended and reduced to $31 million. The Facility is primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of December 27, 1997, $31 million under this line of credit were outstanding.

The Company has credit facilities amounting to $50 million in the aggregate from three banks. The facilities, which are guaranteed by HEI, will be used primarily for general operating purposes and bear interest at a rate ranging from 6.27 percent to 7.88 percent. As of December 27, 1997, $50 million of borrowings under this line of credit were outstanding. In January 1998 one $10 million facility was retired and all principal owing has been paid.

HEI is the guarantor of an aggregate $170 million outstanding under the Company's credit facilities as of December 27, 1997. HEI has various obligations as guarantor, including the satisfaction of certain financial covenants. Due to the economic conditions in the Republic of Korea and a significant recent devaluation of the Korean won versus the U.S. dollar, the Company believes that that HEI may be found not to be in compliance with certain financial covenants. The Company received notice on April 9, 1998 from the administrative agent for the facilities that HEI is not in compliance with certain financial covenants. In the event HEI is not able to comply with its obligations as guarantor, there will be a default under the terms of the guaranty which will constitute a default under the Company's credit facilities guaranteed by HEI and a default under a credit facility with $30 million outstanding as of December 27, 1997 not guaranteed by HEI. The Company will endeavor to seek any necessary waivers; although there can be no such assurance, the Company believes that such waivers can be obtained.
 The Company has a commitment from an affiliated company to provide an equivalent long-term facility in the event the waivers are not successfully obtained. Consequently, the Company has not reclassified the debt outstanding under the credit facilities as a current liability.

The liquidity of the Company continued to be adversely affected during the fiscal year ended December 27, 1997 by significant losses from operations. The Company is implementing ongoing measures with that focus on a return to profitability and improved liquidity. In addition to attempting to improve operating margins on product sales through the introduction of new products and reduction of manufacturing costs, the Company remains focused on controlling other operating expenses. However, the Company believes that it must continue to make substantial investments in R&D since the timely introduction and transition to volume production of new products is essential to its future success.

The Company expects that it will require alternative sources of liquidity, including additional sources of financing in fiscal 1998. The Company is engaged in ongoing discussions with various parties regarding additional sources of financing. While the Company believes that additional sources of financing will be available, there can be no assurance that financing will be available on terms which are favorable to the Company.

Subject to unforeseen changes in general business conditions, the Company believes that the combination of the measures described above and other available actions, together with its balances of cash and cash equivalents, equipment financing and line of credit borrowing capabilities (supported by HEI and HEA), will be sufficient to fund the Company's working capital and capital expenditure requirements through fiscal year 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                          PAGE

     Financial Statements:

          Consolidated Balance Sheets -
               December 27, 1997 and December 28, 1996                     26

          Consolidated Statements of Operations -
            Fiscal year ended December 28, 1997, nine months ended
            December 28, 1996 and fiscal year ended March 30, 1996         27

          Consolidated Statements of Stockholders' Equity (Deficit) -
            Fiscal year ended December 28, 1997, nine months ended
            December 28, 1996 and fiscal year ended March 30, 1996         28

          Consolidated Statements of Cash Flows -
            Fiscal year ended December 28, 1997, nine months ended
            December 28, 1996 and fiscal year ended March 30, 1996    29 - 30

     Notes to Consolidated Financial Statements                       31 - 45

     Report of Coopers & Lybrand L.L.P., Independent Accountants           46

     Report of Ernst & Young LLP, Independent Auditors                     47

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

MAXTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                           December 27,    December 28,
ASSETS                                                                        1997            1996
                                                                           ------------    ------------
Current assets:
  Cash and cash equivalents                                                 $  16,925      $  31,313
  Accounts receivable, net of allowance for doubtful accounts
    of $3,573 at December 27, 1997 and $5,255 at December 28, 1996            241,777         82,876
  Accounts receivable from affiliates                                           5,870          6,248
  Inventories                                                                 155,312         80,878
  Prepaid expenses and other                                                   20,814          5,239
                                                                            ----------     ----------
       Total current assets                                                   440,698        206,554
Net property, plant and equipment                                              99,336         92,073
OTHER ASSETS                                                                   15,438         15,912
                                                                            ----------     ----------
                                                                            $ 555,472      $ 314,539
                                                                            ----------     ----------
                                                                            ----------     ----------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short-term borrowings                                                     $ 100,057      $ 149,800
  Short-term borrowings due to affiliates                                      65,000             --
  Accounts payable                                                            206,563        109,956
  Accounts payable to affiliates                                               25,022         13,459
  Accrued and other liabilities                                               155,563        139,678
                                                                            ----------     ----------
       Total current liabilities                                              552,205        412,893
Long-term debt and capital lease obligations due after one year               224,313        229,109
Commitments and contingencies (Note 8)                                             --             --
Stockholder's deficit:
  Series A Preferred Stock, $0.01 par value, 95,000,000
    shares authorized; 88,059,701 shares issued and
    outstanding at December 27, 1997;  58,208,955 issued and
    outstanding at December 28, 1996;  aggregated liquidation value
    $590,000 at December 27, 1997 and $390,000 at December 28, 1996              880            582
  Common Stock, $0.01 par value, 110,000,000 shares authorized;
    15,125 shares issued and outstanding at December, 27, 1997;
    no shares issued and outstanding at December 28, 1996                          --             --
  Additional paid-in capital                                                  534,765        335,017
  Unrealized gain on investment in equity securities                           16,262             --
  Accumulated deficit                                                        (772,953)      (663,062)
                                                                            ----------     ----------
       Total stockholders' deficit                                           (221,046)      (327,463)
                                                                            ----------     ----------
                                                                             $555,472       $314,539
                                                                            ----------     ----------
                                                                            ----------     ----------


SEE ACCOMPANYING NOTES.

MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)


                                          YEAR            NINE MONTHS           YEAR
                                          ENDED               ENDED             ENDED
                                       DECEMBER 27,        DECEMBER 28,       MARCH 30,
                                           1997                 1996             1996
                                      --------------     ---------------    --------------
Revenue                                 $1,384,799            $771,655          $1,264,627
Revenue from affiliates                     39,521              27,229               4,371
                                      --------------     ---------------    --------------
  Total revenue                          1,424,320             798,884           1,268,998
                                      --------------     ---------------    --------------

Cost of revenue                          1,316,774             861,551           1,192,403
Cost of revenue from affiliates             36,162              27,307               3,902
                                      --------------     ---------------    --------------
  Total cost of revenue                  1,352,936             888,858           1,196,305
                                      --------------     ---------------    --------------

Gross profit (loss)                         71,384             (89,974)             72,693
                                      --------------     ---------------    --------------
Operating expenses:
  Research and development                 106,249              87,752              94,717
  Selling, general and administrative       62,520              60,701              82,775
  Other                                         --                  --               4,460
                                      --------------     ---------------    --------------
Total operating expenses                   168,769             148,453             181,952
                                      --------------     ---------------    --------------
Loss from operations                       (97,385)           (238,427)           (109,259)
Interest expense                           (36,502)            (18,075)            (11,849)
Interest and Other Income                   25,031               1,000               1,169
                                      --------------     ---------------    --------------
Loss before income taxes                  (108,856)           (255,502)           (119,939)
Provision for income taxes                   1,035                 824               2,826
                                      --------------     ---------------    --------------
Net loss                                 $(109,891)          $(256,326)          $(122,765)
                                      --------------     ---------------    --------------
                                      --------------     ---------------    --------------


SEE ACCOMPANYING NOTES.

MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                Preferred stock                Common stock         Additional
                                             ---------------------      -------------------------    paid-in        Accumulated
                                              Shares       Amount          Shares         Amount     capital          deficit
                                           -----------  ----------      -------------  ----------  ------------   ---------------
Balance, March 25, 1995                         --        $  --          51,697,287        $517      $327,357        $(283,971)
Issuance of common stock under stock
   option plans                                 --           --           1,134,805          11         4,734                -
Issuance of common stock under stock
   purchase plan                                --           --             800,426           8         2,972                -
Shares canceled resulting from
   acquisition by HEA                           --           --         (53,631,918)       (536)          536                -
Net Loss                                        --           --                  --          --            --         (122,765)
                                           -----------  ----------      -------------  ----------  ------------   ---------------
Balance, March 30, 1996                         --           --                 600          --       335,599         (406,736)
Exchange of common shares for
      Series A Preferred                    58,208,955      582                (600)         --          (582)               -
Net loss                                        --           --                  --          --            --         (256,326)
                                         -------------  ----------      -------------  ----------  ------------   ---------------
Balance, December 28, 1996                  58,208,955      582                  --          --       335,017         (663,062)
Issuance of additional Series A
   Preferred to parent in exchange
   for debt                                 29,850,746      298                  --          --       199,702
Issuance of stock under stock
   option plan and related benefits                                          15,125                        46
Change in unrealized gain on
   equity investment                                                                                       --
Net loss                                                                                                              (109,891)
                                         -------------  ----------      -------------  ----------  ------------   ---------------
Balance, December 27, 1997                  88,059,701     $880              15,125         $--      $534,765        $(772,953 )
                                         -------------  ----------      -------------  ----------  ------------   ---------------
                                         -------------  ----------      -------------  ----------  ------------   ---------------



                                        Unrealized Gain       Total
                                         on Investment    stockholder's
                                          in Equity          equity
                                          Securities        (deficit)
                                        ---------------  --------------
Balance, March 25, 1995                          $-          $43,903
Issuance of common stock under stock
   option plans                                   -            4,745
Issuance of common stock under stock
   purchase plan                                  -            2,980
Shares canceled resulting from
   acquisition by HEA                             -
Net loss                                          -         (122,765)
                                        ---------------  --------------
Balance, March 30, 1996                           -          (71,137)
Exchange of common shares for
      Series A Preferred                          -                -
Net loss                                          -         (256,326)
                                        ---------------  --------------
Balance, December 28, 1996                        -         (327,463)
Issuance of additional Series A
   Preferred to parent in exchange
   for debt                                       -          200,000
Issuance of stock under stock
   option plan and related benefits                               46
Change in unrealized gain on
   equity investment                         16,262           16,262
Net loss                                                    (109,891)
                                        ---------------  --------------
Balance, December 27, 1997                  $16,262        $(221,046)
                                        ---------------  --------------
                                        ---------------  --------------



SEE ACCOMPANYING NOTES.

MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                     Year       Nine months       Year
                                                                    ended          ended          ended
                                                                  December 27,  December 28,    March 30,
                                                                      1997          1996          1996
                                                                 -------------  -------------  -----------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net loss                                                       $(109,891)     $(256,326)     $(122,765)
                                                                 -------------  -------------  -----------
   Adjustments to reconcile net loss
      to net cash used in operating activities:
           Depreciation and amortization                             65,642         47,064         45,200
           Reserves for lower of cost or market                          --         15,194             --
           Change in non-current deferred tax liabilities                --             --            300
           Loss on disposal of property, plant and equipment          4,366            700            669
           Gain on sale of subsidiary                                    --         (2,385)            --
           Gain on fully reserved note receivable from
              affiliate                                             (20,000)            --             --
           Other                                                       (157)          (589)            --
           Changes in assets and liabilities:
             Accounts receivable                                   (142,860)        62,786        (12,485)
             Accounts receivable from affiliates                        378         (1,822)        (2,229)

             Net collections of accounts receivable
               sold to financing company                                 --         16,327             --
             Inventories                                            (74,434)        45,955        (66,255)
             Prepaid expenses and other                                 687          3,839         (2,947)
             Accounts payable                                       102,108        (37,297)        18,407
             Accounts payable to affiliates                          11,563          4,803          8,656
             Accrued and other liabilities                           15,885         13,015            637
                                                                 -------------  -------------  -----------
   Total adjustments                                                (36,822)       167,590        (10,047)
                                                                 -------------  -------------  -----------
   Net cash used in operating activities                           (146,713)       (88,736)      (132,812)
                                                                 -------------  -------------  -----------
Cash flows from investing activities:
   Proceeds from sale of subsidiary                                      --         25,000             --
   Cash received on a note receivable from affiliate                 20,000             --             --
   Proceeds from maturities of available-for-sale investments            --             --         11,998
   Purchase of property, plant and equipment                        (82,489)       (53,780)       (72,656)
   Proceeds from disposals of property, plant and equipment             609            363            354
   Other assets                                                         621         (7,599)          (928)
                                                                 -------------  -------------  -----------
   Net cash used in investing activities                            (61,259)       (36,016)       (61,232)
                                                                 -------------  -------------  -----------
Cash flows from financing activities:
   Proceeds from issuance of debt, including short-term borrowings  319,363        410,715        145,595
   Principal payments on debt, including capital lease obligations (309,784)      (307,444)        (3,000)
   Proceeds from issuance of common stock, net of issuance
      of notes receivable and stock repurchase                           46             --          7,725
   Proceeds from intercompany notes issued to parent                200,000             --             --
   Net payments under accounts receivable securitization            (16,041)            --             --
                                                                 -------------  -------------  -----------
   Net cash provided by financing activities                        193,584        103,271        150,320
                                                                 -------------  -------------  -----------
Net decrease in cash and cash equivalents                           (14,388)       (21,481)       (43,724)
Cash and cash equivalents at beginning of period                     31,313         52,794         96,518
                                                                 -------------  -------------  -----------
Cash and cash equivalents at end of period                          $16,925        $31,313        $52,794
                                                                 -------------  -------------  -----------
                                                                 -------------  -------------  -----------

SEE ACCOMPANYING NOTES.

MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(IN THOUSANDS)


                                                                              Year        Nine months    Year
                                                                              ended          ended       ended
                                                                            December 27,  December 28,  March 30,
                                                                               1997           1996        1996
                                                                           -------------  ------------- ---------
Supplemental disclosures of cash flow information:

Cash paid (received) during the year for:
   Interest                                                                   $26,540        $13,444        $ 9,362
   Income taxes                                                                 1,025          2,009          1,801
   Income tax refunds                                                              --             --         (3,173)

Supplemental information on noncash investing and financing activities:
   Purchase of property, plant and equipment financed by accounts payable       2,670          8,171          4,949
   Purchase of property, plant and equipment financed by capital leases           881             --             --
   Exchange of Common Stock for Series A Preferred Stock                                         582             --
   Exchange of notes payable for Series A Preferred Stock                     200,000             --             --
   Unrealized gain in equity investments                                       16,262             --             --
                                                                           -------------  ------------- ---------


SEE ACCOMPANYING NOTES.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Maxtor Corporation and its wholly-owned subsidiaries (Maxtor or the Company). All significant intercompany accounts and transactions have been eliminated. Maxtor Corporation operates as a majority-owned subsidiary of Hyundai Electronics America (HEA).

FISCAL YEAR
During 1996, the Company changed its fiscal year end to be consistent with the year end of its parent, HEA. The fiscal year end changed from the last Saturday of March, the date used in the Company's prior filing of its Form 10-K with the Securities and Exchange Commission, to the last Saturday of December conforming to its 52/53-week year methodology. The current year ended on December 27, 1997 comprises 52 weeks. Fiscal period ended on December 28, 1996 comprised 39 weeks. Fiscal year ended March 30, 1996 comprised 53 weeks.

NATURE OF BUSINESS
The Company develops, manufactures and markets hard disk drive products to customers who sell their products in the personal computer industry.
Products are designed for desktop applications to meet both value and high-performance needs of customers. Customers include original equipment manufacturers (OEMs), distributors, and national retailers. Additionally, several smaller retailers and value-added resellers (VARs) carry Maxtor products purchased through Maxtor's distribution network. The Company relies on suppliers for components including heads, disks and custom integrated circuits. Although printed circuit board assemblies and head stack assemblies are outsourced, head disk assemblies are completed by the Company. All the Company's products are manufactured by Maxtor at its manufacturing facility in Singapore and sold in North America, Europe and Asia.

ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The actual results with regard to warranty expenditures could have a material unfavorable impact on the Company if the actual rate of unit failure or the cost to repair a unit is greater than what the Company has used in estimating its warranty expense accrual.

Given the volatility of the market for disk drives and for the Company's products, the Company makes adjustments to the value of inventories based on estimates of potentially excess and obsolete inventories and negative margin products after considering forecasted demand and forecasted average selling prices. However, forecasts are always subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from such anticipated demand and such differences may have a material impact on the financial statements.

RISKS AND UNCERTAINTIES
The Company's business entails a number of risks. As is typical in the disk drive industry, the Company must utilize leading edge components for its new generation of products which may only be available from a limited number of suppliers. While the Company has qualified and continues to qualify multiple sources for many components, it is reliant on, and will continue to be reliant on, the availability of supply from its vendors for many semi-custom and custom integrated circuits, heads, media and other key components. Any de-commitments from customers for product or delays of components from vendors could have an adverse impact on the Company's ability to ship products as scheduled to its customers.

The Company's ultimate parent is Hyundai Electronics Industries Co. Ltd.
(HEI), a Korean corporation. The Korean economy has recently suffered a period of economic turmoil, which has resulted in the devaluation of the Korean currency and large volatility in interest rates. A significant portion of the Company's debt is guaranteed by HEI, and the Company is currently dependent upon the HEI guarantees. The Company currently has a written letter of support from HEI to support operations through May 31, 1999.

As further described in Note 7, it is reasonably possible that further deteriorations in the Korean economy and the value of the Korean currency could have an adverse effect on the ability of the ultimate parent to continue to guarantee the debt of the Company. While the Company believes that other sources of credit would be available, and has obtained a commitment from an affiliate company for certain debt, there is no assurance that such other credit would be available, either in the amount or at the rates currently available to the Company.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments, which are purchased with an original maturity of three months or less, to be cash equivalents.

EQUITY SECURITIES All equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value. Unrealized gains and losses on securities classified as available-for-sale, when material, are reported net of taxes as a separate component of stockholder's equity. Realized gains and losses on sales of all such investments are included in the results of operations computed using the specific identification cost method.

INVENTORIES
Inventories are stated at the lower of cost (computed on a first-in, first-out basis) or market.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost and are depreciated on the straight-line basis over the estimated useful lives of the assets, which generally range from three to five years, except for buildings which are depreciated over thirty years. Assets under capital leases and leasehold improvements are amortized over the shorter of the asset life or the remaining lease term. Capital lease amortization is included with depreciation expense. Upon a disposal, the Company removes the asset and accumulated depreciation from its records and recognises the related gain or loss in results of operations.

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

ADVERTISING EXPENSE
Cooperative advertising costs are charged as the related revenue is earned and other advertising costs are expensed as incurred. Advertising costs were not significant for the fiscal year ended December 27, 1997, the nine months ended December 28, 1996 and the fiscal year ended March 30, 1996, respectively.

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

FOREIGN CURRENCY TRANSLATION
The functional currency for all foreign operations is the U.S. dollar. As such, all material foreign exchange gains or losses are included in the determination of net loss. Net foreign exchange losses included in net loss for the fiscal year ended December 27, 1997, the nine months ended
December 28, 1996 and the fiscal year ended March 30, 1996 were immaterial.

CONCENTRATIONS OF CREDIT RISK
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash equivalents. The Company's products are sold worldwide to original equipment manufacturers, distributors, and retailers. Concentration of credit risk with respect to the Company's trade receivables is limited by the Company's ongoing credit evaluation process and the geographical dispersion of sales transactions. Therefore, the Company generally requires no collateral from its customers. The allowance for doubtful accounts is based upon the expected collectibility of all accounts receivable. The Company has cash equivalent and short-term investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these funds to financial institutions evaluated as highly credit-worthy. As of December 27, 1997, the Company had one customer who accounted for more than 10% of the outstanding trade receivables. One customer accounted for more than 10% of outstanding trade receivables at March 30, 1996. If the customer fails to perform its obligations to the Company, such failure would have adverse effects upon the Company's financial position, results of operations, cash flows, and liquidity.

LONG-LIVED ASSETS
The Company reviews property and equipment and other long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of its carrying amount to future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the present value of the future net cash flows.

STOCK-BASED COMPENSATION
The Company has elected to continue to follow the provisions of APB No. 25, "Accounting for Stock Issued to Employees", for financial reporting purposes and has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123. "Accounting for Stock-Based Compensation". Accordingly, no compensation cost for the Company's 1996 Stock Option Plan has been recognized.

FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES
The Company accounts for its accounts receivable securitization program in accordance with (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1997, the Financial Accounting Standards Board issued Statement issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes requirements for disclosure of comprehensive income and is effective for financial statements issued for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholder's equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement issued SFAS No 131, " Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

2.  SUPPLEMENTAL FINANCIAL STATEMENT DATA


                                                       December 27,      December 28,
                                                          1997               1996
                                                       -----------       ------------
                                                               (In thousands)
Inventories:

  Raw materials                                         $48,834             $33,012
  Work-in-process                                        15,177              15,674
  Finished Goods                                         91,301              32,192
                                                      ---------           ---------
                                                       $155,312             $80,878
                                                      ---------           ---------
                                                      ---------           ---------
Prepaid expenses and other:

  Investment in equity security, at fair value          $16,262           $     --
  Prepaid expenses and other                              4,552               5,239
                                                      ---------           ---------
                                                        $20,814              $5,239
                                                      ---------           ---------
                                                      ---------           ---------
Property, plant and equipment, at cost:

  Buildings                                             $32,453             $29,512
  Machinery and equipment                               220,213             194,644
  Furniture and fixtures                                 11,374              13,300
  Leasehold Improvements                                  9,012              12,695
                                                      ---------           ---------
                                                        273,052             250,151
  Less accumulated depreciation and amortization       (173,716)           (158,078)
                                                      ---------           ---------
    Net property, plant and equipment                   $99,336             $92,073
                                                      ---------           ---------
                                                      ---------           ---------
Accrued and other liabilities:

  Income taxes payable                                   $2,416              $5,088
  Accrued payroll and payroll-related expenses           29,116              17,159
  Accrued warranty                                       22,716              20,194
  Accrued expenses                                       21,561              42,780
  Advances under securitization                          79,754              54,386
                                                      ---------           ---------
                                                       $155,563            $139,607
                                                      ---------           ---------
                                                      ---------           ---------

3.  RECLASSIFICATIONS

Certain reclassifications have been made to prior year financial statements to conform to current classifications. These reclassifications had no impact on any prior years or the Company's net assets or results of operations.

4.  FINANCIAL INSTRUMENTS

FAIR VALUE DISCLOSURES
The fair values of cash and cash equivalents approximate carrying values due to the short period of time to maturity. The carrying values of notes receivable, which are classified in other assets, approximate fair values. The fair values of the Company's fixed rate debt are estimated based on the current rates offered to the Company for similar debt instruments of the same remaining maturities. The fair values of the Company's variable rate debt approximate carrying values as these instruments are adjusted periodically during the course of the year at market prices. The fair values of the Company's convertible subordinated debentures are based on the bid price of the last trade for the fiscal year ended December 27, 1997 and fiscal period December 28, 1996 respectively.

The carrying values and fair values of the Company's financial instruments are as follows:

                                                December 27, 1997         December 28, 1996
                                             ------------------------   ----------------------
                                             Carrying      Estimated    Carrying    Estimated
                                              amount       fair value    amount     fair value
                                             --------      ----------   --------    ----------
                                                                 (In thousands)
Cash and cash equivalents                     $16,925      $16,925      $31,313      $31,313
Notes receivable                               11,492       11,492       11,492       11,492
Short and long-term debt
    fixed rates                                13,800       13,800       13,800       13,800
    variable rates                            210,570      210,570      265,000      265,000
    debt from parent -- fixed rates            65,000       65,000           --           --
Convertible subordinated debentures           100,000       70,000      100,000       68,000

DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into currency forward contracts to manage foreign currency exchange risk associated with the Company's manufacturing operations in Singapore. The Company's policy is to hedge all material transaction exposures on a quarterly basis. Contracts are generally entered into at the end of each fiscal quarter to reduce foreign currency exposures for the following fiscal quarter. Contracts generally have maturities of three months or less. Any gains or losses on these instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," and are generally included in cost of revenue. Unrealized gains or losses on foreign currency forward contracts that are designated and effective as hedges of firm commitments, are deferred and recorded in the same period as the underlying transaction. Notional amounts of outstanding currency forward contracts were $0 and $17,286,000, as of December 27, 1997 and December 28, 1996, respectively.

5.  DISPOSALS OF OPERATIONS

INTERNATIONAL MANUFACTURING SERVICES
In May 1996, the Company entered into an agreement to sell a majority interest in International Manufacturing Services, Inc. (IMS) to certain IMS management and other investors. At completion of the transaction in June 1996, the Company received $25 million in cash and $20 million in notes from IMS, and retained a 23.5% ownership interest in IMS. As of December 27, 1997 the Company's ownership interest was 16%. The Company's share of IMS results of operations for the fiscal year ended December 27, 1997 and the fiscal period ended December 28, 1996 were not material to the Company's results of operations for either period presented.

6.  MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company operates in a single industry segment: the design, manufacture and sale of data storage products for desktop computer systems. It has a world-wide sales, service and distribution network. The Company markets and sells its products through a direct sales force to OEMs, distributors and other emerging sales channels such as computer specialty retailers and computer superstores.

During the year ended December 27, 1997 two customers, Compaq and Dell Computer, accounted for more than 21% and 10%, respectively, of the Company's revenue. During the nine months ended December 28, 1996 one customer, Southern Electronics Distribution accounted for 11% of the Company's revenue. During the year ended March 30, 1996 no customer accounted for more than 10% of the Company's revenue.

The Company's export sales represented 40%, 48% and 41% of total revenue for the year ended December 27, 1997, the nine months ended December 28, 1996 and the year ended March 30, 1996, respectively. Approximately 57%, 38% and 60%, of export sales were to Europe, while 36%, 55%, and 35% of export sales were to Asia Pacific for the year ended December 27, 1997, the nine months ended December 28, 1996 and year ended March 30, 1996, respectively.

Operations outside the United States primarily consist of the manufacturing plant in Singapore that produces subassemblies and final assemblies for the Company's disk drive products. The geographic breakdown of the Company's activities for each of the three fiscal periods is presented in the following table:


                                                U.S.      Asia Pacific      Eliminations  Consolidated
                                             ----------   -------------     ------------  ------------
                                                                  (In thousands)
YEAR ENDED DECEMBER 27, 1997
----------------------------
Revenue from unaffiliated customers          $1,384,703            $96       $       --    $1,384,799
Revenue from affiliated customers                39,521             --               --        39,521
Transfers between geographic locations           21,886      1,595,189       (1,617,075)           --
                                             ----------      ---------       ----------    ----------
Revenue                                       1,446,110      1,595,285       (1,617,075)    1,424,320
                                             ----------      ---------       ----------    ----------
Income (loss) from operations                  (284,915)       187,496               34       (97,385)
                                             ----------      ---------       ----------    ----------
Identifiable assets                             498,778        569,207         (512,513)      555,472
                                             ----------      ---------       ----------    ----------
NINE MONTHS ENDED DECEMBER 28, 1996
-----------------------------------
Revenue from unaffiliated customers            $751,597        $20,058       $       --      $771,655
Revenue from affiliated customers                25,712          1,517               --        27,229
Transfers between geographic locations           14,150        918,488         (932,638)           --
                                             ----------      ---------       ----------    ----------
REVENUE                                         791,459        940,063         (932,638)      798,884
                                             ----------      ---------       ----------    ----------
Income (loss) from operations                  (323,061)        79,926            4,708      (238,427)
                                             ----------      ---------       ----------    ----------
Identifiable assets                             286,084        369,631         (341,176)      314,539
                                             ----------      ---------       ----------    ----------

YEAR ENDED MARCH 30, 1996
-------------------------
Revenue from unaffiliated customers          $1,196,105        $68,522       $       --    $1,264,627
Revenue from affiliated customers                 3,417            954               --         4,371
Transfers between geographic locations           14,600      1,585,545       (1,600,145)           --
                                             ----------      ---------       ----------    ----------
Revenue                                       1,214,122      1,655,021       (1,600,145)    1,268,998
                                             ----------      ---------       ----------    ----------
Income (loss) from operations                  (204,376)        95,035               82      (109,259)
                                             ----------      ---------       ----------    ----------
Identifiable assets                             326,106        397,837         (281,456)      442,487
                                             ----------      ---------       ----------    ----------


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

7.  LINES OF CREDIT, DEBT AND CAPITAL LEASE OBLIGATIONS

Lines of credit, debt and capital lease obligations consist of the following:

                                                                          December 27,    December 28,
(IN THOUSANDS)                                                                1997            1996
                                                                           --------         --------
5.75% Convertible Subordinated Debentures due March 1, 2012                $100,000         $100,000
Short-term borrowings; interest payable at variable rates ranging from
  6.24% to 7.88% per annum                                                   80,967          136,000
Short-term borrowings from parent; interest payable at rate of 10.29%        65,000               -
Short-term borrowing; interest payable at a rate of 6.52%; collateralized
  by equipment                                                               13,800           13,800
Long-term borrowing, interest payable at variable rates ranging from
  6.18% to 6.24% per annum                                                  129,000          129,000
OTHER OBLIGATIONS                                                               603              180
                                                                            389,370          378,980
LESS AMOUNTS DUE WITHIN ONE YEAR                                            165,057          149,871
                                                                           --------         --------
Due after one year                                                         $224,313         $229,109
                                                                           --------         --------
                                                                           --------         --------

Future aggregate maturities are as follows:

FISCAL YEAR ENDING                                                 (IN THOUSANDS)
------------------                                                 --------------
1998                                                               $165,057
1999                                                                134,313
2000                                                                  5,000
2001                                                                  5,000
2002                                                                  5,000
LATER YEARS                                                          75,000
-----------                                                        --------
Total                                                              $389,370
-----------                                                        --------
-----------                                                        --------

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

On March 30, 1996, the Company entered into an accounts receivable securitization program with Citicorp Securities, Inc. Under this program the Company could sell its qualified trade accounts receivable up to $100 million on a non-recourse basis. The face amount of the eligible receivables are discounted based on the Corporate Receivables Corporation commercial paper rate (5.85% as of December 27, 1997) plus commission and is subject to a 10% retention. As of December 27, 1997, $79.8 million in sales of accounts receivable, for which proceeds had not yet been received, were included in accounts receivable and $79.8 million in collections of accounts receivable not yet remitted were included in accrued and other liabilities. The Company's asset securitization program was subject to certain conditions, among which was a condition that all of HEI's long-term public senior debt securities achieve a specified rating. This condition was not met in February 1998, and the Company obtained waivers of this condition through April 8, 1998.

The Company completed a new asset securitization program dated as of April 8, 1998 (the "New Program") arranged by Citicorp to replace the existing program. Under the New Program, the Company sells all of its trade accounts receivable through a special purpose vehicle with a purchase limit of $100 million on a non-recourse basis, subject to increase to $150 million, upon the fulfillment of the conditions subsequent described below. On April 8, 1998, the uncollected purchase price under the existing program, in the amount of approximately $100 million, was transferred to represent the purchased interest of Citicorp's Corporate Receivables Corporation ("CRC") under the
New Program. Continuance of the New Program is subject to certain conditions, including a condition that all of the long-term public senior debt securities of Hyundai Heavy Industries, Inc. ("HHI") achieve a specified rating. In addition, the New Program remains subject to certain conditions subsequent related to obtaining appropriate waivers as may be necessary from lenders of the Company's credit facilities, or effecting a cure, of any outstanding defaults under such credit facilities of the Company and obtaining a performance guarantee from HHI of the obligations of the Company and Maxtor Receivables Corporation under the New Program. This performance guarantee is similar to the arrangement that HEI provided under the Original Program. The Company must satisfy these conditions subsequent by May 4, 1998 and presently believes that it will be able to successfully satisfy these conditions.

On January 31, 1996 the Company signed a one year credit facility in the amount of $13.8 million to be used for capital equipment requirements at the Singapore facility. This credit facility is guaranteed by HEI and all outstanding amounts of principal and accrued interest were payable on January 30, 1998. In January 1998, this facility was retired and all principal and interest owed under this facility have been paid. As of December 27, 1997, $13.8 million was outstanding.

On April 10, 1997, the Company obtained a $150 million intercompany line of credit from HEA. This line of credit allows for draw downs up to $150 million and interest is payable quarterly. All outstanding amounts of principal and accrued interest are due and payable on April 10, 1998. As of December 27, 1997, $65 million was outstanding under this facility. In March 1998, this line was reduced to $100 million.

On August 29, 1996, the Company established two uncollateralized, revolving lines of credit totaling $215 million (the "Facilities") through Citibank, N.A. and syndicated among fifteen banks. In September 1996, the Facilities were increased $10 million to a total of $225 million. The Facilities are guaranteed by HEI and a total of $129 million of the Facilities is a three year committed Facility that is used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of December 27, 1997, $129 million of borrowings under this line were outstanding. A total of $96 million of the Facility is a 364-day committed facility, renewable annually at the option of the syndicate banks. On August 28, 1997, this Facility was amended and reduced to $31 million. The Facility is primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of December 27, 1997, $31 million under this line of credit were outstanding.

The Company has credit facilities amounting to $50 million in the aggregate from three banks. The facilities, which are guaranteed by HEI, are used primarily for general operating purposes and bear interest at rates ranging from 6.27 percent to 7.88 percent. As of December 27, 1997, $50 million of borrowings under this line of credit were outstanding. In January 1998 one $10 million facility was retired and all principal owing has been paid.

HEI is the guarantor of an aggregate $170 million outstanding under the Company's credit facilities as of December 27, 1997. HEI has various obligations as guarantor, including the satisfaction of certain financial covenants. Due to the economic conditions in the Republic of Korea and a significant recent devaluation of the Korean won versus the U.S. dollar, the Company believes that HEI may be found not to be in compliance with certain financial covenants. The Company received notice on April 9, 1998 from the administrative agent for the facilities that HEI is not in compliance with certain financial covenants. In the event HEI is not able to comply with its obligations as guarantor, there will be a default under the terms of the guaranty which will constitute a default under the Company's credit facilities guaranteed by HEI and a default under a credit facility with $30 million outstanding as of December 27, 1997 not guaranteed by HEI. The Company will endeavor to seek any necessary waivers; although there can be no such assurance, the Company believes that such waivers can be obtained. The Company has a commitment from an affiliated company to provide an equivalent long-term facility in the event the waivers are not successfully obtained. Consequently, the Company has not reclassified the debt outstanding under the credit facilities as a current liability.

Under the terms of the Company's line of credit facilities, the Company may not declare or pay any dividends without the prior consent of its lenders.

8.  COMMITMENTS AND CONTINGENCIES

The Company leases certain of its principal facilities and certain machinery and equipment under operating lease arrangements. The future minimum annual rental commitments as of December 27, 1997 are as follows:

FISCAL YEAR ENDING                                            (IN THOUSANDS)
------------------                                            --------------
1998                                                             $10,602
1999                                                               8,401
2000                                                               5,261
2001                                                               4,610
2002                                                               1,735
LATER YEARS                                                        8,556
-----------                                                    ---------
Total                                                            $39,165
-----------                                                    ---------
-----------                                                    ---------

COMMITMENTS AND CONTINGENCIES

The above commitments extend through fiscal year 2016. Rental expense was approximately $10,654,000 for the year ended December 27, 1997, $8,905,000 for the nine months ended December 28, 1996 and $11,960,000 for the year ended March 30, 1996.

LEGAL PROCEEDINGS

The dispute between StorMedia and the Company arises out of the Agreement between the Company and StorMedia which became effective on November 17, 1995, under which StorMedia agreed to supply disk media, a key component of hard disk drives, to the Company. StorMedia's supply of disk media did not meet the Company's specifications and functional requirements and , as a result, after negotiations, the Company terminated the Agreement.

On September 18, 1996 a class action securities lawsuit was filed against StorMedia Incorporated ("StorMedia") and certain of its officers in Superior Court of the State of California, County of Santa Clara. Among the allegations against StorMedia was the assertion that StorMedia failed to perform under the November 17,1995 Purchase Agreement ("Agreement") with Maxtor Corporation ("the Company") and that StorMedia's failure to sue the Company for breach of the Agreement was evidence that StorMedia had breached the Agreement. (A concurrent class action was later filed in the U.S. District Court for the Northern District of California by the same parties.)

One week later, on September 25,1996, StorMedia commenced an action in the U.S. District Court for the Northern District of California entitled, STORMEDIA INCORPORATED V. HYUNDAI ELECTRONICS INDUSTRIES CO., LTD., ET AL., U.S. District Court, Northern District, No. C-96 20805 RMW (EAI) (the "Federal Action"), against Hyundai Electronics Industries Co., Ltd. ("HEI")-- the Company's Korean grandparent -- which also signed the Agreement. StorMedia also sued M.H. Chung, HEI's chairman; K.S. Yoo, the individual who signed the Agreement on behalf of the Company. StorMedia, however, did not sue the Company.

StorMedia filed an Amended Complaint of February 14,1997 in the Federal Action. The Amended Complaint alleged Fraud and Deceit (against all Defendants); Negligent Misrepresentation (against all Defendants); Breach of Contract (against HEI); Breach of Contract--Covenant Not to Compete (Against HEI); Breach of the Implied Covenant of Good Faith and Fair Dealing (against HEI); and Unlawful, Unfair or Fraudulent Business Practices (against HEI). The plaintiff alleged that HEI entered into a volume purchase agreement with StorMedia Pursuant to which HEI and the Company committed to purchase rigid discs for use in the Company's drives. At the time HEI entered the Agreement, plaintiff contends that HEI knew that it could not and would not purchase the volume of products which it committed to purchase. Plaintiff further contends that HEI entered the contract in order to secure a source of components for the Company only long enough for HEI to develop its own internal disc manufacturing capacity and that it and the other defendants never intended to fully perform the Agreement. Plaintiff sought damages in excess of $206 million dollars, punitive damages, injunctive relief, attorneys' fees, pre-judgment and post-judgment interest, and costs.

On December 20, 1996, the Company filed a Complaint in Colorado state court entitled MAXTOR CORPORATION V. STORMEDIA INC. ET AL., District Court, County of Boulder Colorado, No. 96CV 161 ("Colorado Action"), against StorMedia Incorporated, StorMedia International Ltd., and William J. Almon, StorMedia's CEO. The complaint alleges Breach of Contract (against all Defendants except Almon), Breach of the Implied Warranty of Fitness (against all Defendants except Almon), Breach of the Implied Warranty of Merchantability (against all Defendants except Almon), Fraud ( against all Defendants, and Negligent Misrepresentation (against all Defendants). The Company seeks damages in excess of $100 million dollars, punitive damages, reasonable attorneys' fees and costs. In March, 1997, the Colorado Action was stayed.

On October 24, 1997, the Company filed a Motion to Intervene in the Federal Action. HEI moved to dismiss the action for failure to join the Company as a party. On February 18, 1998, the U.S. District dismissed the Federal Action in its entirety. Accordingly, on February 20, 1998, the Company filed a Motion for Relied from Stay in the Colorado action. On February 24, STORMEDIA INTERNATIONAL LTD. V. HYUNDAI ELECTRONICS INDUSTRIES CO., LTD., ET AL., in the Superior Court of California, County of Santa Clara, Case No. CV 772103 ("California Action"). This new complaint alleges Fraud and Deceit (against all Defendants), Negligent Misrepresentation (against HEI and the Company). Plaintiff seeks damages in excess of $206 million dollars, punitive damages, injunctive relief, attorneys' fees, pre-judgment and post-judgment interest, and costs. On March 26, 1998, the Company moved to stay the California Action in light of the substantially identical action pending in Colorado.

There has been no discovery in the Colorado Action or the recently filed California Action. There has been some initial discovery exchanged in the now dismissed Federal Action. No depositions on the merits of the claims have been take. The Company believes that it has meritorious defenses to such claims and intends to defend the litigation vigorously. However, due to the nature of the litigation and because the pending lawsuits are in the very early pre-trial stages, the Company cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. The two pending litigations could result in significant diversion of time by the Company's technical personnel. While after consideration of the nature of the claims and facts relating to the litigation, including the results of preliminary discovery, management believes that the resolution of this matter will not have a material adverse effect on the Company's business, operating results and financial conditions, the results of these proceedings, including any potential settlement are uncertain and there can be no assurance that they will not have a material adverse effect on the Company's business, operating results, and financial condition.


The Company has been notified of certain other claims, including claims of patent infringement. While the ultimate outcome of these claims and the claims described above is not determinable, it is reasonably possible that resolution of these matters could have a material impact on the financial condition, results of operations or cash flows of the Company. No amounts related to any action has been accrued for the accompanying financial statements.

9.  RELATED PARTY TRANSACTIONS

In January 1996, the Company became a wholly owned subsidiary of HEA. Subsequently, trading of Maxtor common stock on the NASDAQ National Market was suspended. Currently, there is no public market for the Company's equity securities. The Company's 5.75% convertible subordinated Debentures, due March 1, 2012, remain publicly traded.

HEI has committed to provide the financial support necessary for the Company to continue operations on an ongoing basis.

The company purchased certain component parts from its parent (HEA) amounting to $15.5 million during 1997.

10.  STOCKHOLDERS' DEFICIT

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

In June 1996, the Company entered into an exchange agreement with HEA whereby HEA exchanged 600 shares of Common Stock for 58,208,955 shares of Series A Preferred Stock, $.01 par value. As of December 27, 1997, 88,059,701 shares of Series A Preferred Stock and 15,125 shares of Common Stock, $.01 par value, were issued and outstanding. As of December 27, 1997 all outstanding shares of Series A Preferred Stock were held by HEA and all outstanding Common Stock, issued pursuant to the Corporation 1996 Stock Option Plan were held by three individuals.

At the time of the acquisition by HEA, the Company canceled its employee stock purchase plan and stockholder rights plan.

On December 12, 1997 the Company entered into an exchange with HEA where HEA exchanged $200 million of debt to 29,850,746 million shares of Series A Preferred Stock.

STOCK OPTIONS

Effective as of the acquisition by HEA, the Company's Fiscal 1988, 1992, 1995 Stock Option Plans and the 1986 and 1996 Outside Directors Stock Option Plans terminated and were subsequently replaced by the Company's 1996 Stock Option Plan (the Plan). The Plan was approved by the Board of Directors in May 1996 and provides for a maximum of 10,272,168 shares to be reserved for grant. Options under the Plan expire ten years from the date of grant. On February 25, 1998 the Company's Board of Directors approved an additional 2 million common shares for issuance under its 1996 stock option plan.

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

The Company has (i) the right to repurchase any vested shares at the greater of the exercise price or fair market value upon termination of service by the holder, and (ii) has a 90 day right of first refusal whereby the Company may repurchase all shares held by the holder on the same terms and at the same price as offered by a third party (the "Company's Repurchase Rights"). The holder must give the Company written notice prior to any proposed transfer.

In the event that the Company has not completed an initial public offering ("IPO") within six months of the date it reaches an "IPO Trigger Date", the Company is required to purchase all the common stock acquired by participants under the Plan, if tendered, at fair market value (the "Pseudo-IPO Purchase"). The IPO trigger date is the date, on or before February 1, 2001, on which all of the following have occurred: a) the Company has a positive net income for four consecutive quarters, b) the fair market value of the Company as determined by an independent appraisal equals or exceeds $700,000,000, and c) the Company receives the written opinion of a nationally recognized investment banking firm stating that the Company may undertake an underwritten IPO of the Company's common stock.

In February 1998, the Company adopted an Amended and Restated 1996 Stock Option Plan, effective October 1, 1997, which eliminated the Company's Repurchase Rights and the Pseudo-IPO Purchase provisions.

The following table summarizes option activity through December 27, 1997:


                                                                    Options outstanding
                                                       -----------------------------------------
                                           Shares                         Average
(In Thousands, Except Share              available                       price per     Aggregate
and Per Share Amounts)                   for grant       Shares            share         value
                                        -----------    -----------       ---------     ---------
Balance at March 25, 1995                3,180,512      6,152,965          $5.99       $ 36,833
Options granted                         (1,940,547)     1,940,547           4.75          9,226
Options exercised                                -     (1,134,805)          4.18         (4,745)
Options canceled                           992,862       (992,862)          5.56         (5,519)
Plan shares expired                       (151,886)             -              -              -
Options canceled due to acquisition     (2,080,941)    (5,965,845)          6.00        (35,795)
                                        -----------    -----------       ---------     ---------
Balance at March 30, 1996                       --             --             --             --
Shares reserved                         10,272,168             --             --             --
Options granted                         (9,322,198)     9,322,198           3.00         27,966
Option canceled                          2,216,698     (2,216,698)          3.00         (6,650)
                                        -----------    -----------       ---------     ---------
Balance at December 28, 1996             3,166,668      7,105,500           3.00         21,316
                                        -----------    -----------       ---------     ---------
Options granted                         (3,244,750)     3,244,750           3.00          9,734
Options excercised                               -        (15,125)          3.00           (45)
Options canceled                         1,519,290     (1,519,290)          3.00         (4,558)
                                        -----------    -----------       ---------     ---------


Balance at December 27, 1997             1,441,208      8,815,835          $3.00       $ 26,447
                                        -----------    -----------       ---------     ---------
                                        -----------    -----------       ---------     ---------

There were 2,458,162 shares vested as of December 27, 1997 at a weighted average exercise price of $3.00 and no shares vested as of December 28, 1996 and March 30, 1996. There were 15,125 shares outstanding subject to repurchase as of December 27, 1997 and no shares outstanding subject to repurchase as of December 28, 1996 and March 30, 1996.

Under SFAS No. 123, the Company is required to calculate the pro-forma fair market value of options granted and report the impact that would result from recording the compensation expense. Pro-forma net loss for the year ended December 27, 1997 and nine months ended December 28,1996 is as follows. Comparable information for the year ended March 30, 1996 is not presented due to the termination of all formerly existing options pursuant to the January 1996 acquisition by HEA.


YEAR ENDED DECEMBER 27, 1997
(IN THOUSANDS)                               As reported         Pro forma
----------------------------                 -----------         ---------
Net loss                                     $109,891            $111,613
----------------------------                 -----------         ---------
----------------------------                 -----------         ---------

NINE  MONTHS ENDED DECEMBER 28, 1996
(IN THOUSANDS)                               As reported         Pro forma
----------------------------                 -----------         ---------
Net loss                                     $256,326            $257,488
----------------------------                 -----------         ---------
----------------------------                 -----------         ---------

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

To compute the estimated grant date fair market value of the Company's stock option grants for 1996 and 1997, the following weighted-average assumptions were used:

                                   Group A         Group A       Group B         Group B
                                    1997            1996          1997            1996
                                   -------         -------       -------         -------
Risk-free interest rate            5.69%           6.14%         6.02%           6.21%
Weighted average expected life     4 years         4 years       5 years         5 years

No dividend yield and no price volatility are assumed because the Company's equity security isn't traded publicly.

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

The following table summarizes information for stock options outstanding at December 27, 1997:

                Options Outstanding                        Options Exercisable
---------------------------------------------------     -------------------------
                           Weighted
                            Average        Weighted                      Weighted
                           Remaining       Average                       Average
Exercise      Number      Contractual      Exercise         Number       Exercise
Price      Outstanding       Life            Price       Exercisable       Price
--------   -----------    -----------      --------      -----------     --------
$3.00      8,815,835      8.81             $3.00         2,458,162       $3.00
--------   -----------    -----------      --------      -----------     --------
--------   -----------    -----------      --------      -----------     --------

11.  INCOME TAXES

The provision for income taxes consists of the following:

FISCAL PERIOD ENDED                            December 27,   December 28,   March 30,
(In thousands)                                    1997           1996           1996
                                             --------------- -------------- -----------
Current:
     Foreign                                      $1,035         $1,124        $2,526
                                             --------------- -------------- -----------
                                                   1,035          1,124         2,526
Deferred:
     Foreign                                           -           (300)          300
                                             --------------- -------------- -----------
Total                                             $1,035         $  824        $2,826
                                             --------------- -------------- -----------
                                             --------------- -------------- -----------

The provision for income taxes differs from the amount computed by applying the U.S. statutory rate of 35% for the twelve months ended December 27, 1997, the nine months ended December 28, 1996 and the twelve months ended March 30, 1996 loss before income taxes. The principal reasons for this difference are as follows:

FISCAL PERIOD ENDED                                   December 27,   December 28,   March 30,
(In thousands)                                            1997           1996         1996
                                                    --------------- -------------- -----------
Tax at U.S. statutory rate                             $(38,100)       $(89,442)    $(41,982)
Tax savings from foreign operations                     (63,487)        (27,104)     (30,757)
Repatriated foreign earnings absorbed
     by current year losses                                   -               -       11,624
U.S. loss not providing current tax benefit             100,748          52,722       27,325
Valuation of temporary differences                        2,361          64,492       36,550
Other                                                      (487)            156           66
                                                    --------------- -------------- -----------
Total                                                  $  1,035        $    824     $  2,826
                                                    --------------- -------------- -----------
                                                    --------------- -------------- -----------

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                   December 27,    December 28,
(IN THOUSANDS)                                         1997            1996
                                                 --------------- ----------------
Deferred tax assets:
  Inventory reserves and accruals                  $   8,975       $  16,211
  Depreciation                                         6,149           5,423
  Sales related reserves                              11,006          10,836
  Net operating loss carryforwards                   218,718         152,519
  Tax credit carryforwards                            19,335          18,252
  Capitalized research and development               102,049          77,466
  Notes receivable reserve                             1,220           7,561
  Other                                               10,965           2,496
                                                 --------------- ----------------
Total deferred tax assets                            378,417         290,764
Valuation allowance for deferred tax assets         (289,832)       (251,464)
                                                 --------------- ----------------
Net deferred tax assets                            $  88,585       $  39,300
                                                 --------------- ----------------
                                                 --------------- ----------------

Deferred tax liabilities:
  Unremitted earnings of certain foreign
    entities                                       $  88,585       $  39,300
                                                 --------------- ----------------
Total deferred tax liabilities                     $  88,585       $  39,300
                                                 --------------- ----------------
                                                 --------------- ----------------

Pre-tax income from foreign operations was approximately $86,000,000, $79,000,000 and $95,900,000 for the twelve months ended December 27, 1997, nine months ended December 28,1996 and twelve months ended March 30, 1996, respectively. The Company currently enjoys a tax holiday for its operations in Singapore that has been extended until June 30, 2003.

During the year ended December 31, 1997 the valuation allowance for deferred tax assets increased by $38,368,000.

At December 27, 1997, for federal income tax purposes, the Company had net operating loss carryforwards of $616,700,000 and tax credit carryforwards of approximately $18,800,000 which will expire beginning in fiscal year 1999. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. The Company determined it had undergone such an ownership change. Consequently, utilization of approximately $253,000,000 of net operating loss carryforwards and the deduction equivalent of approximately $18,300,000 of tax credit carryforwards will be limited to approximately $22,400,000 per year.

The acquisition of the Company by Hyundai Electronics America (HEA) resulted in the Company becoming part of the HEA consolidated group for federal income tax purposes during January 1996. As a result, the Company's tax loss for the post-acquisition period has been computed on a separate tax return basis.
 The Company has not recorded any tax benefit in its financial statements for the amount of the post-change net operating loss to be included in the HEA consolidated income tax return.

                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Maxtor Corporation:

We have audited the consolidated financial statements and the financial statement schedule of Maxtor Corporation (a subsidiary of Hyundai Electronics America) listed in the index on page 58 of this Form 10-K as of December 27, 1997 and December 28, 1996 and for the year ended December 27, 1997 and the nine month period ended December 28, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxtor Corporation as of December 27, 1997 and December 28, 1996, and the consolidated results of its operations and its cash flows for the year ended December 27, 1997 and the nine month period ended December 28, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 to the financial statements, the Company's ultimate parent, Hyundai Electronics Industries, Co., LTD., (HEI) is located in the Republic of Korea. The Republic of Korea has recently experienced volatility in its currency and interest rates which have affected the operations of most Korean companies including HEI. HEI has provided certain financial support to the Company in the past and is a guarantor of the Company's debt.


                                             COOPERS & LYBRAND L.L.P.

San Jose, California
February 3, 1998, except for Notes 7 and 10 for which the date is April 9, 1998

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We have audited the accompanying consolidated statement of operations, stockholders' equity (deficit) and cash flows for the year ended March 30, 1996 of Maxtor Corporation (a wholly-owned subsidiary of Hyundai Electronics America). Our audit also included the financial statement schedule for the year ended March 30, 1996 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Maxtor Corporation for the year ended March 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended March 30, 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             ERNST & YOUNG LLP



San Jose, California
April 25, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Incorporated by reference to Form 8-K filed on July 26, 1996.

                                      PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the directors and executive officers of the Company and their ages as of March 25, 1998. There are no family relationships between any director or executive officer of the Company. Executive officers serve at the discretion of the Board of Directors.

     NAME                         AGE             POSITION WITH THE COMPANY
     ----                         ---             -------------------------
     Mong Hun Chung                49             Chairman of the Board
     Dr. Chong Sup Park            50             Vice Chairman and Director
     Michael R. Cannon             45             President, Chief Executive Officer and Director
     Charles F. Christ             59             Director
     Charles Hill                  61             Director
     Y.H. Kim                      55             Director
     Philip S. Paul                59             Director
     Victor B. Jipson              45             Senior Vice President, Engineering
     Paul J. Tufano                44             Vice President, Finance, and Chief Financial Officer
     William F. Roach              54             Senior Vice President, Worldwide Sales and Marketing
     Glenn H. Stevens              47             Vice President, General Counsel and Secretary
     Phillip C. Duncan             47             Vice President, Human Resources
     John Hagerman                 43             Vice President, Strategic Initiatives
     K. K. Kim                     46             Vice President, Strategic Alliances
     Misha Rozenberg               36             Vice President, Quality
     K. H. The                     44             Vice President, Worldwide Manufacturing
     David A. Wickersham           42             Vice President, Worldwide Materials

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

Charles F. Christ has been President, Chief Executive Officer and a director of Symbios Logic Inc. since September 1997. From 1994 to 1997, Mr. Christ was Vice President and General Manager of the Components Division of Digital Equipment Corporation. Prior to joining Digital Equipment Corporation in 1990, Mr. Christ was a senior partner with the management consulting group of Coopers & Lybrand from 1989 to 1990. Previously, he was President and Chief Executive Officer of Digital Sound Corporation, a telecommunications voice processing company, from 1986 to 1988.

Charles Hill has been a Senior Research Fellow at the Hoover Institution since 1989. From 1982 to 1989, he served as Chief of Staff of the U.S. State Department and Executive Assistant to former U.S. Secretary of State George
P. Shultz. From 1990 to 1996, Mr. Hill was Special Consultant to the Secretary General of the United Nations. Presently, he is
Diplomat-in-Residence at Yale University.

Y. H. Kim was appointed president and resident director of Hyundai Electronics Industries Co., Ltd. in October, 1996. Previously, Mr. Kim had been chief executive officer, president, and a director of HEA since 1990. He continues to be a member of HEA's board of directors, and also holds directorship positions on the boards of Symbios Logic Inc., TV/COM International, Inc., and Hyundai Semiconductors America (Hyundai Group Companies).

Philip S. Paul was elected director of the Company in March 1998.  Since
1991, he has managed Paul Capital Partners, a  private equity firm.  From
1985 to 1991, Mr. Paul was Chairman and Chief Executive Officer of Hillman Ventures, Inc., a venture capital firm specializing in technology investments. From 1982 to 1985, Mr. Paul was President and Chief Executive Officer of Machine Intelligence Corp., a robotics company. He has served as a Director of Symbios Logic, an information storage company, since April 1995.

Victor B. Jipson became Senior Vice President, Engineering in 1995. Before joining the Company, he was General Manager of IBM's Optical Storage Solutions business unit from 1991 to 1995. He also held key management positions in research, technical strategy, product strategy and research and development with IBM from 1975 to 1991.

William F. Roach joined the Company as Senior Vice President, Worldwide Sales and Marketing in January 1997. From 1989 to 1996, he held various sales and marketing positions with Quantum Corporation, an information storage products company, including Executive Vice President, Worldwide Sales, from 1994 to 1996. Mr. Roach also held sales and marketing positions with Intel Corp., a semiconductor company, from 1977 to 1989.

Paul J. Tufano became the Company's Vice President, Finance and Chief Financial Officer in August 1996. Prior to joining Maxtor, Mr. Tufano held a variety of management positions at IBM over a 17 year period from March 1979 to July 1996. Just prior to his Maxtor appointment, Mr. Tufano was manager of worldwide logistics for IBM's storage systems division from October 1995 to July 1996. Other management positions included manager of plans and controls for its desktop and mobile storage products business unit, and controller for IBM's San Jose, California facility. He is currently a director of International Manufacturing Services, Inc., a major electronic manufacturing service company.

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

Philip C. Duncan has been Vice President, Human Resources since August 1996. Before joining the Company, he was Vice President, International Sales and Marketing and Human Resources of Berkeley Systems from June 1994 to July 1996. He has also held senior human resources management positions at Syquest Technology from May 1992 to June 1994, and at Cirrus Logic from April 1990 to May 1992.

John Hagerman joined the Company in 1992 as Director, Mobile Products. From 1993 to June 1996 Mr. Hagerman was Vice President, Mobile Products; from February 1996 to June 1996, he was Vice President, Strategic Planning;

from June 1996 to October 1997, he was Vice President, Marketing and Strategic Planning and he became Vice President, Strategic Alliances in October 1997.

K. K. Kim became the Company's Vice President, Strategic Alliances in May 1994. Prior to joining the Company, Mr. Kim was Director of Corporate Planning Office, Hyundai Electronics Industries Co., Ltd. from 1991 to 1994. Prior to 1991, he held various management positions with other Hyundai Group companies.

Misha Rozenberg joined the Company in May 1996 as Vice President, Supplier Quality, and became Vice President, Quality in March 1998. From 1994 to 1996, Mr. Rozenberg was a Senior Director with Conner Peripherals, Inc. He was a manager with Apple Computer from 1993 to 1994.

K. H. Teh joined the Company in May 1997 as Vice President, Worldwide Manufacturing. Previously he was with Iomega Corp., where he been Managing Director of its Malaysia manufacturing facility since September 1996. From 1994 to 1996, he was a Managing Director, Malaysia Manufacturing, with Quantum Corp., and had been a Senior Director with Syquest Technology from 1993 to 1994.

David A. Wickersham joined the Company in March 1996 as Vice President of Materials, Services and Logistics and became Vice President, Worldwide
Materials in March 1997.   From 1993 to 1996, Mr. Wickersham was Director,
Corporate Materials of Exabyte Corp., a data storage and interchange applications company. Prior to 1993, he held various management positions with IBM, Storage Systems Division, including Site Materials Manager from 1991 to 1993.

ITEM 11.       DIRECTORS AND EXECUTIVE COMPENSATION

DIRECTORS

Non-employee members of the Company's Board of Directors receive the following compensation: (i) $22,000 per year; (ii) $1,000 per year for service as a committee chairperson; (iii) $1,500 per full-day quarterly Board meeting; and (iv) an initial grant of a nonqualified stock option to purchase 40,000 shares of the Corporation's Common Stock pursuant to the Corporation's 1996 Stock Option Plan or Amended and Restated 1996 Stock Option Plan.

EXECUTIVE COMPENSATION

The following table sets forth compensation paid to the Company's Chief Executive Officer and the Company's four most highly paid senior executive officers during the fiscal year ended December 27, 1997.

                             SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION                          LONG-TERM
                              ----------------------------------------------------------------   COMPENSATION
                                                                                                    AWARDS
                                                                                 OTHER  ANNUAL   -------------      ALL OTHER
NAME AND                        FISCAL YR.        SALARY          BONUS            COMPENSA-        OPTIONS       COMPENSATION
PRINCIPAL POSITION              ENDED (10)           $              $               TION($)        (SHARES #)        ($)(11)
------------------            -------------    ------------   -------------      -------------   -------------    ------------
Michael R. Cannon(1)          Dec. 27, 1997       500,000        500,000(2)              --               --              --
  President, and Chief        Dec. 28, 1996       240,387        200,000(2)              --          900,000              --
  Executive Officer           Mar. 30, 1996            --             --                 --               --              --

William Roach (3)             Dec. 27, 1997       339,242             --            116,667(4)       250,000              --
  Senior VP, Worldwide        Dec. 28, 1996            --             --                 --               --              --
  Sales and Marketing         Mar. 30, 1996            --             --                 --               --              --

Dr. Victor B. Jipson (5)      Dec. 27, 1997       258,846         50,000                 --               --           5,375
  Senior VP,                  Dec. 28, 1996       176,924        107,500                 --          100,000           3,173
  Engineering                 Mar. 30, 1996        70,768        166,490                 --               --           1,326

Paul J. Tufano (6)            Dec. 27, 1997       229,986         50,000(7)              --               --           5,937
  VP, Finance and             Dec. 28, 1996        92,879         50,000(7)              --          100,000           2,322
  Chief Financial Officer     Mar. 30, 1996            --             --                 --               --              --

Phillip Duncan (8)            Dec. 27, 1997       220,000             --                 --               --           5,224
  VP, Human                   Dec. 28, 1996        84,615         80,000(9)              --           80,000           2,094
  Resources                   Mar. 30, 1996            --             --                 --               --              --

(1) Mr.Cannon joined the Company as President and Chief Executive Officer in July 1996.

(2) Represents bonuses paid in accordance with the Company's offer letter to Mr. Cannon.

(3) Mr. Roach joined the Company as Senior Vice President, Worldwide Sales and Marketing in January 1997.

(4) Represents forgiveness of a loan over a three year period in accordance with the Company's offer letter to Mr. Roach.

(5) Represents bonus paid in accordance with the Company's offer letter to Mr. Jipson.

(6) Mr. Tufano joined the Company as Vice President, Finance and Chief Financial Officer in August 1996.

(7) Represents bonus paid in accordance with the Company's offer letter to Mr. Tufano.

(8) Mr. Duncan joined the Company as Vice President, Human Resources in August, 1996.

(9) Represents bonus paid in accordance with the Company's offer letter to Mr. Duncan.

(10) As a result of the Company's change in fiscal year end, the fiscal period ended December 28, 1996 comprises nine months.

(11) The amounts shown in this column, unless otherwise indicated, represent the Company's annual contribution to the Maxtor Savings Retirement Plan, a 401(k) plan. All U.S. employees are eligible to participate in this plan.

AGREEMENTS WITH EXECUTIVE OFFICERS

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

In January 1997, the Company entered into a letter agreement with Mr. William Roach, its Senior Vice President, Worldwide Sales and Marketing, relating to terms of his employment, his initial level of compensation, and a loan and associated repayment terms. The agreement provides for base compensation of $350,000 per year; a $350,000 loan, forgivable on a prorated basis over a three-year term; a one-time annual bonus between approximately $175,000 and $350,000; and the grant of options to purchase 250,000 shares of the Company's Common Stock vesting over a four (4) year period. In accordance with the foregoing agreement, on January 10, 1997, Mr. Roach delivered to the Company a promissory note in the principal amount of $350,000 in exchange for payment to him by the Company of the loan amount. The note provides for forgiveness of one-third of the outstanding principal balance on each of the first three anniversary dates of his employment, provided that Mr. Roach is an employee of Maxtor on each such date. In addition, the promissory note shall be forgiven in full in the event of his termination by the Company for any reason other than willful misconduct of a culpable nature. In the event Mr. Roach voluntarily terminates his employment with the Company, the balance then due shall become immediately due and payable.

                      STOCK OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information with respect to stock options granted during the fiscal year ended December 27, 1997 to each of the executive officers named in the Summary Compensation Table:


                                            INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE
                        ---------------------------------------------------------        VALUE AT ASSUMED
                                        % OF TOTAL                                    ANNUAL RATES OF STOCK
                                          OPTIONS                                     PRICE APPRECIATION FOR
                        NUMBER OF       GRANTED TO                                        OPTION TERM (2)
                         OPTIONS       EMPLOYEES IN   EXERCISE PRICE   EXPIRATION   -------------------------
NAME                    GRANTED (1)     FISCAL YEAR      PER SHARE        DATE          5%           10%
------                  -----------    ------------   --------------   ----------   ----------   ------------
Michael R. Cannon            --             --               --            --            --          --
William F. Roach          250,000          7.70%           $3.00        01/02/07     $ 471,671   $ 1,195,307
Victor B. Jipson             --             --               --            --            --          --
Paul J. Tufano               --             --               --            --            ---         --
Phillip C. Duncan            --             --               --            --            ---         --


------------------------

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

(2) In January 1996, the Company became a wholly owned subsidiary of HEA. As of the acquisition and merger, trading of Maxtor common stock on the NASDAQ National Market was suspended. Currently, there is no public market for the Company's equity securities. The potential realizable value was determined by the Company based on calculations of estimated stock appreciation at annual growth of 5% and 10%.

                      AGGREGATED FISCAL YEAR-END OPTION VALUES

The following table sets forth information regarding year-end stock option values for each of the executive officers named in the Summary Compensation Table for the fiscal year ended December 27, 1997:


                                                              VALUE OF
                               NUMBER OF                     UNEXERCISED
                              UNEXERCISED                   IN-THE-MONEY
                               OPTIONS AT                    OPTIONS AT
                            FISCAL YEAR END (1)           FISCAL YEAR END (2)
                        -------------------------     --------------------------
NAME                    UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE  EXERCISABLE
----                    -------------  -----------    -------------  -----------
Michael R. Cannon          675,000       225,000           --             --
William F. Roach           250,000            --           --             --
Victor B. Jipson            75,000         25,000          --             --
Paul J. Tufano              75,000         25,000          --             --
Phillip C. Duncan           60,000         20,000          --             --


There were no option exercises during the twelve months ended December 27, 1997.

(1) All options were granted under the Company's 1996 Stock Option Plan ("Plan"). Options granted under the Plan vest over a four-year period with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter. The vesting schedule for new participants begins February 1, 1996 or hiring date, whichever is later.

(2) As of December 27, 1997, the exercise price per share was equal to the fair market value per share, as determined by the Board of Directors.
     Therefore, there was no value for unexercised in-the-money options.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In January 1996, the Company became a wholly owned subsidiary of Hyundai Electronics America (HEA). As of the acquisition, trading of Maxtor common stock on the NASDAQ National Market was suspended. Currently, there is no public market for the Company's equity securities. The Company's 5.75% convertible subordinated Debentures, due March 1, 2012, $100,000,000 in aggregate principal amount, remain publicly traded.

In June 1996, the Company entered into an exchange agreement with HEA whereby HEA exchanged 600 shares of Common Stock for 58,208,955 shares of Series A Preferred Stock, $.01 par value. In December 1997, the Company and HEA entered into a Debt Payment and Stock Purchase Agreement pursuant to which HEA accepted 29,850,746 new shares of the Corporation's preferred stock as payment for $200,000,000 owed to HEA by the Corporation. As of December 27, 1997, 88,059,701 shares of Series A Preferred Stock and 15,125 shares of
Common Stock, $.01 par value, were issued and outstanding.   At March 1,
1998, all of the outstanding shares of Series A Preferred Stock were held by the parent of the registrant and all outstanding shares of Common Stock were held by three individuals who obtained shares upon exercise of options granted under the Company's 1996 Stock Option Plan.

In January 1996, the Company became a wholly owned subsidiary of HEA. As of the acquisition, trading of Maxtor common stock on the NASDAQ National Market was suspended. Currently, there is no public market for the Company's equity securities. The Company's 5.75% convertible subordinated Debentures, due March 1, 2012, remain publicly traded.

                           STOCK OWNERSHIP OF MANAGEMENT
                           AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information as of March 1, 1998, with respect to the beneficial ownership of Series A Preferred Stock and Common Stock of Maxtor by (i) all persons known to Maxtor to be the beneficial owners of five percent or more of the outstanding shares of Series A Preferred Stock or Common Stock of Maxtor, (ii) each of Maxtor's directors and nominees, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all executive officers and directors of Maxtor as a group.


                                      Number of Shares            Percent of
                                     Beneficially Owned         Stock Outstanding
                                  -------------------------  ---------------------
Name or Identity of                Series A
Beneficial Owner (1)              Preferred        Common     Preferred     Common (2)
--------------------              ----------     ----------   ---------     ------
Hyundai Electronics               88,059,701     88,059,701     100.0%       96.4%
America,  3101 N. First
Street, San Jose, CA  95134

Mong Hun Chung (3)                     --            20,000       --            *

Dr. Chong Sup Park (3)                 --            20,000       --            *

Charles Hill (3)                       --            20,000       --            *

Y. H. Kim (3)                          --            20,000       --            *

Charles F. Christ (3)                  --            20,000       --            *

Michael R. Cannon (4)                  --           393,750       --            *

Victor B. Jipson (4)                   --            50,000       --            *

William F. Roach (4)                   --            78,125       --            *

Phillip C. Duncan (4)                  --            30,000       --            *

Paul J. Tufano (4)                     --            43,750       --            *

All executive officers
and directors as a
group (17  persons)                    --           780,625       --            *


* Less than one percent (1%)

------------------------

(1) The persons named in the table have sole voting and investment power with respect to all shares of Series A Preferred Stock and Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Calculated based on the total number of shares of Common Stock outstanding, Series A Preferred Stock outstanding which are convertible into shares of Common Stock, and shares subject to options granted under the Company's 1996 Stock Option Plan which are exercisable through May 1, 1998.

(3) Includes 20,000 shares subject to an option granted under the Company's 1996 Plan exercisable February 1998 and are subject to a right of repurchase by the Company.

(4) All shares subject to an option granted under the Company's 1996 Plan and are subject to a right of repurchase by the Company.

For stock options issued to Directors and Officers under the 1996 Stock Option Plan, see Item 11: Directors and Executive Compensation on page 50.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning related party financing arrangements with HEA, refer to Part II, Item 8, Footnotes to Consolidated Financial Statements, Footnote 7, pages 32 - 33.

In December 1997, the Company and HEA entered into a Debt Payment and Stock Purchase Agreement pursuant to which HEA accepted 29,850,746 new shares of the Corporation's preferred stock as payment for $200,000,000 owed to HEA by the Corporation. In June 1996, the Company entered into an exchange agreement with HEA whereby HEA exchanged 600 shares of Common Stock for 58,208,955 shares of Series A Preferred Stock, $.01 par value. As of March 1, 1998, 88,059,701shares of Series A Preferred Stock and 15,125 shares of Common Stock, $.01 par value, were issued and outstanding. As of March 1, 1998, all outstanding shares of Series A Preferred Stock were held by HEA, and all outstanding shares of Common Stock issued pursuant to the Corporation 1996 Stock Option Plan were held by three individuals.

In May 1996, the Company entered into an agreement to sell a majority interest in International Manufacturing Services, Inc. (IMS) to certain IMS management and other investors (Buyer). At completion of the transaction in June 1996, the Company received $25 million in cash and $20 million in notes from IMS, and retained a 23.5% ownership interest in IMS. On October 22, 1997, IMS completed am Initial Public Offering (IPO) of 5 million common shares at a price of $11.50 per share. Under the terms of the note due to the Company, if the proceeds of the IPO are in excess of 45 million, IMS would be required to pay both principal and interest on the note. The note and its related interest, which aggregated $20.1 million, was paid in full as of October 28, 1997. As of December 27, 1997 the Company's ownership interest in IMS was 16%.

IMS supplies the Company with printed circuit board assemblies (PCBA), sub-assemblies and fully integrated box-build products under a manufacturing services agreement. Former officers of the Company, Robert Behlman (President and CEO of IMS) and Nathan Kawaye (formerly Vice President and Chief Financial Officer of the Company), have left the Company and hold executive positions at IMS.

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

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements under Item 8 on page 20 of this report.

     (2) Exhibits
         See Index to Exhibits on pages 61 TO 72 hereof.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 9th day of April, 1998.

                                                MAXTOR CORPORATION
                                                  (Registrant)

                                        By /s/ Michael R. Cannon
                                           --------------------------
                                               Michael R. Cannon
                                               President, Chief Executive
                                               Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                             Date
---------                     ------                             -----

/s/ Michael R. Cannon         President, Chief Executive         April 9, 1998
------------------------      Officer, and Director
Michael R. Cannon


/s/ Paul J. Tufano            Vice President, Finance,           April 9, 1998
------------------------      Chief Financial Officer and
Paul J. Tufano                Principal Accounting Officer


/s/ Mong Hun Chung            Chairman of the Board              April 9, 1998
------------------------
Mong Hun Chung

/s/ Chong Sup Park            Vice Chairman of the Board         April 9, 1998
------------------------
Dr. Chong Sup Park


/s/ Charles Hill              Director                           April 9, 1998
------------------------
Charles Hill


/s/ Charles F. Christ         Director                           April 9, 1998
------------------------
Charles F. Christ


/s/ Y. H. Kim                 Director                           April 9, 1998
------------------------
Y. H. Kim


/s/ Philip S. Paul            Director                           April 9, 1998
------------------------
Philip S. Paul

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

                                       60


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

10.147 (34) Credit Agreement, dated as of December 29, 1995 between
            Maxtor Corporation and Hyundai Electronics America

10.148 (25) Maxtor Corporation 1995 Stock Option Plan

10.149 (26) Maxtor Corporation Individual Stock Option Agreement, dated
            November 8, 1994

10.150 (30) Maxtor Corporation 1992 Employee Stock Purchase Plan and 1996
            Outside Directors Stock Option Plan, dated October 9, 1995

10.151 (36) Maxtor Corporation 1996 Stock Option Plan**

10.152 (36) Intercompany Loan Agreement, dated as of April 10, 1996, between Maxtor Corporation and Hyundai Electronics America

10.153 (36) Excerpts from the Execution Copy of Receivables Purchase and
            Sale Agreement, dated as of March 30, 1996, between Maxtor
            Corporation and Corporate Receivables Corporation and
            Citicorp North America, Incorporated

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

10.155 (35) Redemption Agreement between Maxtor Corporation and
            International Manufacturing Services, Incorporated, dated as of May 21, 1996

10.156 (35) Manufacturing Services Agreement between Maxtor Corporation and International Manufacturing Services, Incorporated, dated
            June 13, 1996*

10.157 (37) Credit Facility, dated as of July 31, 1996, between
            Maxtor Corporation and Hyundai Electronics America

10.158 (38) 364-Day Credit Agreement, dated August 29, 1996, among Maxtor
            Corporation, Citibank, N.A., and Syndicate Banks



10.159 (38) Credit Agreement, dated August 29, 1996, among Maxtor
            Corporation, Citibank, N.A., and Syndicate Banks

10.160 (39) Employment Agreement between Michael R. Cannon and
            Registrant, dated June 17, 1996**

10.161 (39) Employment Agreement between Paul J. Tufano and Registrant, dated July 12, 1996**

10.162 (39) Employment Agreement between William Roach and Registrant, dated December 13, 1996**

10.163 (40) Intercompany Loan Agreement, dated as of April 10, 1997, between Maxtor Corporation and Hyundai Electronics America

10.164      Debt Payment and Stock Purchase Agreement, dated as of
            December 12, 1997, between Maxtor Corporation and Hyundai
            Electronics America

10.165      Amendment to August 29, 1996 364-Day Credit Agreement, dated
            August 27,  1997,  among Maxtor Corporation, Citibank, N.A.
            and Syndicate Banks

10.166      Amendment and Restatement 1996 Stock Option Plan, effective
            October 1, 1997

23.1        Consent of Independent Accountants

23.2        Consent of Independent Auditors

27          Financial Data Schedule


* Confidential treatment has been requested for portions of this document

**          Management contract, or compensatory plan or arrangement
-------------------------------------------------------------------------


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

(33) Incorporated by reference to exhibits of Form 10-Q filed November 14,
     1996

(34) Incorporated by reference to exhibits of Form 10-Q filed February 14,
     1996

(35) Incorporated by reference to exhibits of Form 8-K filed June 28, 1996

(36) Incorporated by reference to exhibits of Form 10-K filed July 1, 1996

(37) Incorporated by reference to exhibits of Form 10-Q filed August 13, 1996

(38) Incorporated by reference to exhibits of Form 8-K filed September 13,
     1996

(39) Incorporated by reference to exhibits of Form 10-K filed March 26, 1997

(40) Incorporated by reference to exhibits of Form 10-Q filed May 12, 1997

                                 MAXTOR CORPORATION


                                                                SCHEDULE II

                         VALUATION AND QUALIFYING ACCOUNTS

                                   (In thousands)

                          Allowance for Doubtful Accounts


                                       ADDITIONS
                        BALANCE AT     CHARGED TO    DEDUCTIONS/    BALANCE AT
                        BEGINNING       COST AND     (RECOVERIES)    END OF
FISCAL YEAR ENDED       OF PERIOD       EXPENSES         [1]         PERIOD
-----------------       ---------     ----------     ------------   ----------
December 27, 1997        $5,255         $1,000         $2,682         $3,573

December 28, 1996        $5,196         $1,355         $1,296         $5,255

March 30, 1996           $3,850         $1,232         $(114)         $5,196


[1] Uncollectible accounts written off, net of recoveries