Form 10-Q
period 1998-03-28
MAXTOR CORP
filed 1998-05-19
CIK 711039

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark one)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the period ended March 28, 1998
or
{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from  _______________ to _______________

Commission file Number:  0-14016

                          MAXTOR CORPORATION
         ------------------------------------------------------
         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                               77-0123732
    ------------------------------               -------------------
   (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

      510 Cottonwood Drive, Milpitas, CA                 95035
   ----------------------------------------            ----------
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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

As of May 3, 1998, 88,059,701 shares of the registrant's Series A Preferred Stock, $.01 par value, and 24,500 shares of the registrant's Common Stock, $.01 par value, were outstanding, respectively. As of such date, all of the outstanding shares of Series A Preferred Stock were held by the parent of the registrant, all outstanding shares of Common Stock were issued to employees of registrant pursuant to its stock option plan, and there was no public market for the Company's equity securities.

                       MAXTOR CORPORATION

                           FORM 10-Q

                         MARCH 28, 1998

                             INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS            PAGE
                                                                ----
      Condensed Consolidated Balance Sheets -
        March 28, 1998 and December 27, 1997                      3

      Condensed Consolidated Statements of Operations -
        Three months ended March 28, 1998,
        and March 29, 1997                                        4

      Condensed Consolidated Statements of Cash Flows -
        Three months ended March 28, 1998,
        and March 29, 1997                                      5 - 6

      Notes to Condensed Consolidated Financial Statements      7 - 10

ITEM 2. Management's Discussion and analysis of
        Financial Condition and Results of Operations          11 - 17


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURE PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAXTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                         ------------------------------
                                                            March 28,    December 27,
                                                              1998           1997
                                                         ------------------------------
                                                          (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                  $  13,305      $  16,925
  Accounts receivable, net of allowance for doubtful
   accounts of $3,238 at March 28, 1998 and $3,573 at
   December 27, 1997                                           312,978        241,777
  Accounts receivable from affiliates                            5,417          5,870
  Inventories
    Raw materials                                               45,323         48,834
    Work in progress                                            15,064         15,177
    Finished goods                                             103,587         91,301
                                                         ------------------------------
                                                               163,974        155,312
Prepaid expenses and other                                      34,466         20,814
                                                         ------------------------------
      Total current assets                                     530,140        440,698
Net property, plant and equipment                               96,547         99,336
Other assets                                                     7,881         15,438
                                                         ------------------------------
                                                             $ 634,568      $ 555,472
                                                         ------------------------------
                                                         ------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short-term borrowings                                      $  76,159     $  100,057
  Short-term borrowings due to affiliates                       55,000         65,000
  Accounts payable                                             291,393        206,563
  Accounts payable to affiliates                                39,110         25,022
  Accrued and other liabilities                                173,502        155,563
                                                         ------------------------------
      Total current liabilities                                635,164        552,205
Long-term debt and capital lease obligations due
 after one year                                                219,320        224,313
Commitments and contingencies (note 8)                               -              -
Stockholders' deficit:
  Series A Preferred Stock, $0.01 par value, 95,000,000
   shares authorized; 88,059,701 shares issued and
   outstanding at March 28, 1998, and outstanding at
   December 27, 1997;  aggregate liquidation value
   $590,000 at March 28, 1998 and at December 27, 1997             880            880
  Common Stock, $0.01 par value, 110,000,000 shares
   authorized; 15,125 shares issued and outstanding
   at March 28, 1998, and outstanding at December 27, 1997           -              -
  Additional paid-in capital                                   537,090        534,765
  Unrealized gain on investments in equity securities           25,386         16,262
  Accumulated deficit                                         (783,272)      (772,953)
                                                         ------------------------------
      Total stockholders' deficit                             (219,916)      (221,046)
                                                         ------------------------------
                                                             $ 634,568      $ 555,472
                                                         ------------------------------
                                                         ------------------------------

SEE ACCOMPANYING NOTES.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

                                                               Three months
                                                                  ended
                                                         ------------------------
                                                         March 28,      March 29,
                                                           1998           1997
                                                         ------------------------
Revenue                                                  $545,231       $238,042
Revenue from affiliates                                     4,386          8,966
                                                         ------------------------
  Total revenue                                           549,617        247,008
                                                         ------------------------

Cost of revenue                                           483,798        245,862
Cost of revenue from affiliates                             3,564          8,254
                                                         ------------------------
  Total cost of revenue                                   487,362        254,116
                                                         ------------------------

Gross profit (loss)                                        62,255         (7,108)
                                                         ------------------------
Operating expenses:
   Research and development                                33,372         26,394
   Selling, general and administrative                     15,923         15,061
   Stock compensation expenses                             14,696              -
                                                         ------------------------
Total operating expenses                                   63,991         41,455
                                                         ------------------------

(Loss) from operations                                     (1,736)       (48,563)

Interest expense                                           (8,768)        (7,927)
Interest and other income                                     274          1,781
                                                         ------------------------

(Loss) before provision for income taxes                  (10,230)       (54,709)
Provision for income taxes                                     89            277
                                                         ------------------------
Net (Loss)                                                (10,319)       (54,986)
                                                         ------------------------
Other comprehensive income:
Unrealized gain on investments in equity securities         9,124              -
                                                         ------------------------
Comprehensive income (loss)                              $ (1,195)      $ (54,986)
                                                         ------------------------
                                                         ------------------------

SEE ACCOMPANYING NOTES.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                           Three months
                                                                              ended
                                                                      -----------------------
                                                                      March 28,     March 29,
                                                                        1998          1997
                                                                      -----------------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net income (loss)                                                   $(10,319)      $(54,986)
                                                                      -----------------------
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                       15,756         11,736
    Loss (gain) on disposal of property, plant and equipment             1,312           (492)
    Other                                                                    -           (215)
    Changes in assets and liabilities:
      Accounts receivable                                              (64,909)       (43,873)
      Accounts receivable from affiliates                                2,778          2,687
      Inventories                                                       (8,662)        (6,926)
      Prepaid expenses and other                                        (4,528)           950
      Accounts payable                                                  75,911          7,525
      Accounts payable to affiliates                                    14,088          2,968
      Accrued and other liabilities                                    (12,214)        (1,968)
                                                                      -----------------------
  Total adjustments                                                     43,960        (27,608)
                                                                      -----------------------
  Net cash provided by (used in) operating activities                   33,641        (82,594)
                                                                      -----------------------
Cash flows from investing activities:
  Proceeds from sale of property and equipment                           2,972              -
  Purchase of property, plant and equipment                             (8,332)        (8,789)
  Other assets                                                           7,038         (2,729)
                                                                      -----------------------
  Net cash provided by (used in) investing activities                    1,678        (11,518)
                                                                      -----------------------
Cash flows from financing activities:
  Proceeds from issuance of debt, including short-term borrowings       29,904        120,000
  Principal payments on debt, including short-term borrowings          (68,795)           (34)
  Net payments under accounts receivable securitization                    (48)       (37,804)
                                                                      -----------------------
  Net cash provided by (used in) financing activities                  (38,939)        82,162
                                                                      -----------------------
Net decrease in cash and cash equivalents                               (3,620)       (11,950)
Cash and cash equivalents at beginning of period                        16,925         31,313
                                                                      -----------------------
Cash and cash equivalents at end of period                            $ 13,305       $ 19,363
                                                                      -----------------------
                                                                      -----------------------


SEE ACCOMPANYING NOTES.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(IN THOUSANDS)

                                                                                     Three months
                                                                                         ended
-----------------------------------------------------------------------------------------------------------
                                                                                  March 28,     March 29,
                                                                                    1998          1997
-----------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest                                                                      $ 6,272          $ 5,512
  Income taxes                                                                      298              153

Supplemental information on noncash investing and financing activities:
  Purchase of property, plant and equipment financed by accounts payable          8,919           17,275
  Purchase of property, plant and equipment financed by capital leases               13              142
  Increase in unrealized gain on investments in equity securities                 9,124                -
  Increase in receivable from an affiliate                                        2,325                -
-----------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                                   MAXTOR CORPORATION
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation (Maxtor or the Company) and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Maxtor Corporation operates as a majority-owned subsidiary of Hyundai Electronics America (HEA). Accordingly, no earnings per share information is disclosed. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 1997 incorporated in the Company's annual report on Form 10K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

2.   SHORT-TERM BORROWINGS

On March 30, 1996, the Company entered into an accounts receivable securitization program with Citicorp Securities, Inc. Under this program, the Company could sell its qualified trade accounts receivable up to $100 million on a non-recourse basis. The face amount of the eligible receivables were discounted based on the Corporate Receivables Corporation commercial paper rate (5.60% as of March 28, 1998) plus commission and were subject to a 10% retention. As of March 28, 1998, $86.0 million in sales of accounts receivable were included in accounts receivable and $86.0 million in collections of accounts receivable not yet remitted were included in accrued and other liabilities. The Company's asset securitization program was subject to certain conditions, among which was a condition that all of HEI's long-term public senior debt securities achieve a specified rating. This condition was not met in February 1998, and the Company obtained waivers of this condition through April 8, 1998.

The Company completed a new asset securitization program dated as of April 8, 1998 (the "New Program") arranged by Citicorp to replace the existing program. Under the New Program, the Company sells all of its trade accounts receivable through a special purpose vehicle with a purchase limit of $100 million on a non-recourse basis, subject to increase to $150 million, upon the fulfillment of the conditions subsequent described below. On April 8, 1998, the uncollected purchase price under the existing program, in the amount of approximately $100 million, was transferred to represent the purchased interest of Citicorp's Corporate Receivables Corporation ("CRC") under the New Program. Continuance of the New Program is subject to certain conditions, including a condition that all of the long-term public senior debt securities of Hyundai Heavy Industries, Inc. ("HHI") achieve a specified rating. In addition, the New Program remains subject to certain conditions subsequent related to obtaining appropriate waivers as may be necessary from lenders of the Company's credit facilities, or effecting a cure of any outstanding defaults under such credit facilities of the Company and obtaining a performance guarantee from HHI of the obligations of the Company and Maxtor Receivables Corporation under the New Program. The Company must satisfy these conditions subsequent within 30 days of receiving undertaking documents from Citicorp and presently believes that it will be able to successfully satisfy these conditions.

On January 31, 1996 the Company signed a one year credit facility in the amount of $13.8 million to be used for capital equipment requirements at its Singapore facility. This credit facility is guaranteed by HEI and all outstanding amounts of principal and accrued interest were payable on January 30, 1998. In January 1998, this facility was retired and all principal and interest owed under this facility have been paid.

On April 10, 1997, the Company obtained a $150 million intercompany line of credit from HEA. This line of credit allows for draw downs up to $150 million and interest is payable quarterly. All outstanding amounts of principal and accrued interest were due and payable on April 10, 1998. As of March 28, 1998, $55 million was outstanding under this facility. This line was reduced to $100 million and extended to April 10, 1999.

On August 29,1996, the Company established two uncollateralized, revolving lines of credit totaling $215 million (the Facilities) through Citibank, N.A. and syndicated among fifteen banks. In September 1996, the Facilities were increased $10 million to a total of $225 million. The Facilities are guaranteed by HEI and a total of $129 million of the Facilities is a three year committed Facility that is used primarily for general operating purposes and bears interest at a rate based on LIBOR plus
0.53 percent. As of March 28, 1998, $129 million of borrowings under this line were outstanding. A total of $96 million of the Facility is a 364-day committed facility, renewable annually at the option of the syndicate banks. On August 28, 1997, this Facility was amended and reduced to $31 million.
The Facility is primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of March 28, 1998, $31 million of borrowings under this line of credit were outstanding.

The Company has credit facilities amounting to $50 million in the aggregate from three banks. The facilities, which are guaranteed by HEI, are used primarily for general operating purposes and bear interest at rates ranging from 6.61 percent to 8.13 percent. In January 1998 one $10 million facility was retired and all principal owing has been paid. As of March 28, 1998, $40 million of borrowings under these lines of credit were outstanding.

HEI is the guarantor of a $160 million outstanding under the Company's Facilities and a $10 million bilateral facility as of March 28, 1998. HEI has various obligations as guarantor, including the satisfaction of certain financial covenants. As a result of the economic conditions in the Republic of Korea and a significant recent devaluation of the Korean won versus the U.S. dollar, the Company received notice on April 9, 1998 from the administrative agent for the Facilities that HEI is not in compliance with certain financial covenants. Due to HEI's inability, as guarantor, to comply with such financial covenants, there is currently a technical default under the terms of the guaranty which will constitutes a default under the Company's credit facilities guaranteed by HEI and due to certain cross default provisions, a default under a credit facility with $30 million outstanding as of March 28, 1998 not guaranteed by HEI. The Company has requested any necessary waivers; although there can be no such assurance, the Company believes that such waivers can be obtained. The Company has a commitment from an affiliated company to provide a long-term facility in the event the waivers are not successfully obtained. Consequently, the Company has not reclassified the debt outstanding under the credit facilities as a current liability.

Under the terms of the Company's lines of credit facilities, the Company may not declare or pay any dividends without the prior consent of its lenders.

3.   CONTINGENCIES


STORMEDIA LITIGATION

     The dispute between StorMedia and the Company arises out of the Purchase Agreement between the Company and StorMedia which became effective on November 17, 1995 ("Agreement"), under which StorMedia agreed to supply disk media, a key component of hard disk drives, to the Company. StorMedia's supply of disk media did not meet the Company's specifications and functional requirements and, as a result, after negotiations, the Company terminated the Agreement.

     On September 18, 1996 a class action securities lawsuit was filed against StorMedia Incorporated ("StorMedia") and certain of its officers in Superior Court of the State of California, County of Santa Clara. Among the allegations against StorMedia was the assertion that StorMedia failed to perform under the Agreement and that StorMedia's failure to sue the Company for breach of the Agreement was evidence that StorMedia had breached the Agreement. (A concurrent class action was later filed in the U.S. District Court for the Northern District of California by the same parties.)

     One week later, on September 25, 1996, StorMedia commenced an action in the U.S. District Court for the Northern District of California entitled, STORMEDIA INCORPORATED V. HYUNDAI ELECTRONICS INDUSTRIES CO., LTD., ET AL., U.S. District Court, Northern District, No. C-96 20805 RMW (EAI) (the "Federal Action"), against Hyundai Electronics Industries Co., Ltd. ("HEI") -- the Company's Korean grandparent -- which also signed the Agreement. StorMedia also sued M.H. Chung, HEI's chairman; K.S. Yoo, the individual who signed the Agreement on behalf of HEI; and Dr. C.S. Park, the individual who signed the Agreement on behalf of the Company. StorMedia, however, did not sue the Company.

     StorMedia filed an Amended Complaint on February 14, 1997 in the Federal Action. The Amended Complaint alleged Fraud and Deceit (against all Defendants); Negligent Misrepresentation (against all Defendants); Breach of Contract (against HEI); Breach of Contract -- Covenant Not to Compete (against HEI); Breach of the Implied Covenant of Good Faith and Fair Dealing (against HEI); and Unlawful, Unfair or Fraudulent Business Practices (Against
HEI). The plaintiff alleged that HEI entered into a volume purchase agreement with StorMedia pursuant to which HEI and the Company committed to purchase rigid discs for use in the Company's drives. At the time HEI entered the Agreement, plaintiff contends that HEI knew that it could not and would not purchase the volume of products which it committed to purchase. Plaintiff further contends that HEI entered into the contract in order to secure a source of components for the Company only long enough for HEI to develop its own internal disc manufacturing capacity and that it and the other defendants never intended to fully perform the Agreement. Plaintiff sought damages in excess of $206 million dollars, punitive damages, injunctive relief, attorneys' fees, pre-judgment and post-judgment interest, and costs.

     On December 20, 1996, the Company filed a Complaint in Colorado state court entitled MAXTOR CORPORATION V. STORMEDIA INC. ET AL., District Court, County of Boulder, Colorado, No. 96 CV 161 ("Colorado Action"), against StorMedia Incorporated, StorMedia International Ltd., and William J. Almon, StorMedia's CEO. The complaint alleges Breach of Contract (against all Defendants except Almon), Breach of the Implied Warranty of Fitness (against all Defendants except Almon), Breach of the Implied Warranty of Merchantability (against all Defendants except Almon), Fraud (against all Defendants), and Negligent Misrepresentation (against all Defendants). The Company seeks damages in excess of $100 million dollars, punitive damages, reasonable attorneys' fees, and costs. In March, 1997, the Colorado Action was stayed.

     On October 24, 1997, the Company filed a Motion to Intervene in the Federal Action. HEI moved to dismiss the action for failure to join the Company as a party. On February 18, 1998, the U.S. District dismissed the Federal Action in its entirety. Accordingly, on February 20, 1998, the Company filed a Motion for Relief from Stay in the Colorado action. On February 24, 1998, the Company was served with a new complaint by StorMedia entitled STORMEDIA, INC. AND STORMEDIA INTERNATIONAL LTD. V. HYUNDAI ELECTRONICS INDUSTRIES CO., LTD., ET AL., in the Superior Court of California, County of Santa Clara, Case No. CV 772103 ("California Action"). This new complaint alleges Fraud and Deceit (against all Defendants), Negligent Misrepresentation (against all Defendants), Breach of Contract (against HEI and the Company), Breach of Contract -- Covenant not to Compete (against HEI), Unlawful, Unfair, or Fraudulent Business Practices (against HEI and the Company). Plaintiff seeks damages in excess of $206 million dollars, punitive damages, injunctive relief, attorneys' fees, pre-judgment and post-judgment interest, and costs. On

March 26, 1998, the Company moved to stay the California Action in light of the substantially identical action pending in Colorado.

     The Company believes that any demand for damages at trial would be substantial. There has been no discovery in the Colorado Action or the recently filed California Action. There has been some initial discovery exchanged in the now dismissed Federal Action. No depositions on the merits of the claims have been taken. The Company believes that it has meritorious defenses to such claims and intends to defend the litigation vigorously. However, due to the nature of the litigation and because the pending lawsuits are in the very early pre-trial stages, the Company cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. The two pending litigations could result in significant diversion of time by the Company's technical personnel. While after consideration of the nature of the claims and facts relating to the litigation, including the results of preliminary discovery, management believes that the resolution of this matter will not have a material adverse effect on the Company's business, operating results and financial conditions, the results of these proceedings, including any potential settlement are uncertain and there can be no assurance that they will not have a material adverse effect on the Company's business, operating results, and financial condition.

The Company has been notified of certain other claims, including claims of patent infringement. While the ultimate outcome of such claims is not determinable, the Company does not believe that resolution of these matters will have a material impact on the financial condition or results of operations of the Company. This statement should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

4.    ADOPTION OF ACCOUNTING PRONOUNCEMENT

During the quarter ended March 28, 1998 the Company adopted the Financial Accounting Standards Board Statement SFAS No. 130, "Reporting Comprehensive Income." In accordance with SFAS No. 130 the Company has disclosed comprehensive income and restated the prior periods. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders.

5.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for fiscal years beginning after December 15, 1997 and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirement of SFAS No. 131 and the effects, if any on the Company's current reporting and disclosures.

6.    RECLASSIFICATIONS

Certain reclassifications have been made to prior year balances to conform to current classifications.

7.    RELATED PARTY TRANSACTION

During the quarter ended March 28, 1998 the Company purchased certain component parts from an affiliate of its parent, Hyundai Electronics America, Inc. amounting to $27.6 million.

8.    STOCK COMPENSATION

The Company adopted an Amended and Restated 1996 Option Plan in February 1998 to remove the variable features, and offered and re-issued new fixed-award options in April 1998 for the majority of employees which had previously held variable options. In connection therewith, the Company recorded compensation expense related to the difference between the estimated fair market value of its stock as of March 28, 1998 and the stated value of the Company's options. Compensation cost was reflected in accordance with Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

This report includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in Item 2. Management's Discussion and Analysis of Financial Condition and "Results of Operations" and "Liquidity and Capital Resources;" and elsewhere in this report, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Maxtor-Registered Trademark- is a registered trademark and DiamondMax-TM-, CrystalMax-TM- and Formula 4-TM- are trademarks of Maxtor Corporation. All other brand names and trademarks appearing in this Report are the property of their respective holders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH ITEM 1:
BUSINESS, ITEM 6: SELECTED FINANCIAL INFORMATION AND ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RESULTS OF OPERATIONS

QUARTER ENDED March 28, 1998 COMPARED TO QUARTER ENDED March 29, 1997

REVENUE AND GROSS PROFIT (LOSS)

-----------------------------------------------------------------------------------------
(IN MILLIONS)                                March 28,      March 29,
THREE MONTHS ENDED                             1998           1997             Change
-----------------------------------------------------------------------------------------
                                                   (unaudited)
Revenue                                       $ 549.6       $ 247.0           $ 302.6

Gross profit (loss)                           $  62.3       $  (7.1)          $  69.4
  As a percentage of revenue                     11.3%         (2.9%)

Net (loss)                                    $ (10.3)       $ (55.0)         $  44.7
  As a percentage of revenue                     (1.9%)        (22.3%)
-----------------------------------------------------------------------------------------

REVENUE

Revenue increased 123% in the quarter ended March 28,1998 compared to the quarter ended March 29, 1997 primarily due to an increase in unit shipments of approximately 171%, partially offset by average unit prices which were lower by 18%. Revenue from the OEM channel increased 210%. The increase in OEM revenues was partially offset by a 18% decline in revenues from the Company's Distributor Channel. Revenue and unit volume growth in 1998 were favorably impacted by better time to market performance, strengthening of the customer base and a continued trend to shipping higher capacity drives. This was offset somewhat by continued pricing pressures which resulted in lower average unit selling prices.

GROSS PROFIT (LOSS)

Gross profit as a percentage of revenue improved consistently, throughout 1997 and first quarter of 1998. The increase in gross profit is due mainly to the increase in unit volumes and the introduction of new products which achieved market acceptance due to a return to competitive aerial density. As mentioned above, the increase in revenues and profits due to increased shipment volumes was somewhat offset by continued pricing pressures which resulted in lower average unit selling prices.

The Company will continue its efforts to increase gross profit by reducing its average unit manufacturing costs. However, there can be no assurance that average unit selling prices will not decline at a more rapid rate or that the Company will be successful in its efforts to continue to gain improvements in gross profit percentages.

OPERATING EXPENSES

-----------------------------------------------------------------------------------------
(IN MILLIONS)                                March 28,      March 29,
THREE MONTHS ENDED                             1998           1997             Change
-----------------------------------------------------------------------------------------
                                                   (unaudited)
Research and development                      $ 33.4        $ 26.4            $ 7.0
  As a percentage of revenue                     6.1%         10.7%

Selling, general and administrative           $ 15.9        $ 15.1            $ 0.8

  As a percentage of revenue                     2.9%          6.1%

Stock compensation expense                    $ 14.7        $    -            $14.7

  As a percentage of revenue                     2.7%            -
-----------------------------------------------------------------------------------------

Although R&D as a percentage of revenue decreased from 1997, the absolute dollar level of investment in R&D increased from 1997. The increase in dollar level of R&D expenditures compared to 1997 was expected partly because the Company redefined its product and technology road map to focus on its core desk top business.

During 1998, the Company will focus on controlling spending while continuing R&D activities that support timely product introduction and transition to volume production. There can be no assurances that the Company will be successful in its effort to control spending.

Selling, general and administrative expenses (SG&A) decreased as a percentage of revenue while increasing in absolute dollars, due to the Company's ongoing efforts to control costs. Controlled marketing, general and administrative expenses contributed to lower SG&A expenses as a percentage of revenue in first quarter of 1998.

INTEREST EXPENSE AND INTEREST INCOME

-----------------------------------------------------------------------------------------
(IN MILLIONS)                               March 28,      March 29,
THREE MONTHS ENDED                            1998           1997             Change
-----------------------------------------------------------------------------------------
                                                   (unaudited)
Interest expense                              $ 8.8         $ 7.9             $  0.9

Interest and other income                     $ 0.3         $ 1.8             $ (1.5)
-----------------------------------------------------------------------------------------

Interest expense increased due to higher average cost of borrowings. Maxtor's borrowing cost is being adversely impacted due to changes in the economic environment in Korea and its impact on Hyundai Electronics America (Maxtor's parent company).

Interest and other income decreased due to payment received on a note receivable accounted for on a recovery basis in the first quarter of 1997.

PROVISION FOR INCOME TAXES

-----------------------------------------------------------------------------------------
(IN MILLIONS)                               March 28,      March 29,
THREE MONTHS ENDED                            1998           1997             Change
-----------------------------------------------------------------------------------------
                                                   (unaudited)
Provision for income taxes                    $ 0.1         $ 0.3             $ (0.2)
-----------------------------------------------------------------------------------------

The provision for income taxes consists primarily of foreign taxes. The decrease of $0.2 million is due to lower Korean taxes as a result of implementing certain tax planning strategies in 1998.

The Company's effective tax rate for the periods 1998 and 1997 differs from the combined federal and state rates due to the repatriation of foreign earnings absorbed by current year domestic losses, and the Company's U.S. operating losses not providing current tax benefits, offset in part by the tax savings associated with the Company's Singapore operations and valuation of temporary differences. Income from the Singapore operation is not taxable as a result of the Company's pioneer tax status in Singapore.

LIQUIDITY AND CAPITAL RESOURCES

                                                        As of and for
                                                    the three months ended
                                                           March 28,
(IN MILLIONS)                                                1998
------------------------------------------------------------------------------
Cash and cash equivalents                                   $  13.3

Net cash provided by operating activities                   $  33.7

Net cash provided by investing activities                   $   1.7

Net cash used in financing activities                       $ (38.9)

Short-term credit borrowings                                $ 131.1

Long-term credit borrowings                                 $ 219.3
------------------------------------------------------------------------------


At March 28, 1998, the Company had $13.3 million in cash and cash equivalents as compared to the $16.9 million at December 27, 1997. Net cash provided by operating activities was $33.7 million for the three month period ended March 28, 1998 as compared to the ($82.6) million for the three month period ended March 30, 1997. Cash generated in the three months ended March 28, 1998 reflected net income plus depreciation and amortization and an increase in accounts payable partially offset by increases in inventory and accounts receivable. The cash generated from operations was primarily due to increased sales and improved margins. This cash combined with $1.7 million in cash provided by investing activities was used to pay down debt of $(38.9) million during first quarter of 1998.

At March 28, 1998, the Company had $350 million of short-term and long-term unsecured debt comprised of $200 million of credit facilities from various banks (Bank Debt), $55 million of inter-company debt from HEA and $95 million of publicly-traded Subordinate convertible debt. The $200 million Bank Debt consists of two lines of credit totaling $160 million syndicated by Citibank, N.A. and two bilateral lines of credit borrowings of $30 million and $10 million respectively.

HEI is the guarantor of a $160 million outstanding under the Company's Facilities and a $10 million bilateral facility as of March 28, 1998. HEI has various obligations as guarantor, including the satisfaction of certain financial covenants. Due to the economic conditions in the Republic of Korea and a significant recent devaluation of the Korean won versus the U.S. dollar, HEI has been found not to be in technical compliance with certain financial covenants. Consequently, if this technical default is not waived, there will be a default under the terms of the guaranty which may constitute a default under the Company's credit facilities guaranteed by HEI and a default under a credit facility with $30 million outstanding as of March 28, 1998 not guaranteed by HEI. The Company has requested any necessary waivers; although there can be no such assurance, the Company believes that such waivers can be obtained.

The Company completed a new asset securitization program dated as of April 8, 1998 (the "New Program") arranged by Citicorp to replace the existing program. Under the New Program, the Company sells all of its trade accounts receivable through a special purpose vehicle with a purchase limit of $100 million on a non-recourse basis, subject to increase to $150 million, upon the fulfillment of the conditions subsequent described below. On April 8, 1998, the uncollected purchase price under the existing program, in the amount of approximately $100 million, was transferred to represent the purchased interest of Citicorp's Corporate Receivables Corporation ("CRC") under the New Program. Continuance of the New Program is subject to certain conditions, including a condition that all of the long-term public senior debt securities of Hyundai Heavy Industries, Inc. ("HHI") achieve a specified rating. In addition, the New Program remains subject to certain conditions subsequent related to obtaining appropriate waivers as may be necessary from lenders of the Company's credit facilities, or effecting a cure, of any outstanding defaults under such credit facilities of the Company and obtaining a performance guarantee from HHI of the obligations of the Company and Maxtor Receivables Corporation under the New Program. This performance guarantee is similar to the arrangement that HEI provided under the Original Program. The Company must satisfy these conditions subsequent within 30 days of receiving undertaking documents from Citicorp and presently believes that it will be able to successfully satisfy these conditions.

The Company has been investing significant amounts of capital to increase the capacity and enhance the productivity of its Singapore manufacturing facility. In the twelve months ended December 27, 1997, nine months ended December 28, 1996 and twelve months ended March 30, 1996, the Company made capital expenditures, net of disposals, of $76.7 million, $53.4 million and $72.3 million, respectively. During 1998, capital expenditures are expected to be approximately $100 million. To accommodate anticipated growth, the Company is investigating a number of options with regard to expanding its manufacturing capabilities either in Singapore or at an alternative location. The Company believes that the Singapore manufacturing capability, after executing current expansion plans, will allow it to sustain growth through the fourth quarter of 1999.

The Company requires substantial working capital to fund its business, particularly to finance accounts receivable and inventory and investments in property and equipment. Since 1995 the Company has obtained additional liquidity from or with the assistance of HEA and HHI, and its affiliates.
The Company does not expect to be able to rely on HEA or its affiliates for future liquidity needs. Accordingly, the Company is currently exploring other avenues of liquidity. There can be no assurance that any financing will be available on terms which are favorable to the Company. Assuming the current bank lines remain in place, the Company believes that the combination of the measures described above, together with its cash and cash equivalents, should be sufficient to fund the Company's working capital and capital expenditure requirements at current operating levels through fiscal year 1998 but may not be adequate to support anticipated future growth.

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

COMPANY RELATED CHARACTERISTICS

     The Company has experienced, and expects to continue to experience, fluctuations in sales and operating results from quarter to quarter. As a result, the Company believes that period to period comparisons of its operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. The Company's operating results may be subject to significant quarterly fluctuations as a result of a number of factors, including: fluctuations in Hard Disk Drive
(HDD) product demand as a result of the cyclical and seasonal nature of the PC industry; the Company's inability to develop, manufacture and market competitive products in a timely manner; the availability and extent of utilization of manufacturing capacity; unanticipated changes in product mix; entry of new competitors; exchange rate fluctuations; cancellation or rescheduling of significant orders; the lengthy process of qualifying the Company's products with its customers; deferrals of customer orders in anticipation of new products or enhancements; the impact of price protection measures and return privileges granted by the Company to certain of its distributors; component and raw materials costs and availability, particularly with respect to components obtained from sole or limited sources; increases in research and development expenditures to maintain the Company's competitive position; changes in the Company's strategy; personnel changes; and other general economic and competitive factors. Moreover, since a large portion of the Company's operating expenses, including rent, salaries, capital lease and debt payments and equipment depreciation, are relatively fixed and difficult to reduce or modify, the material adverse effect of any revenue shortfall as a result of fluctuations in product demand or otherwise will be magnified by the fixed nature of such operating expenses.

     In addition, the HDD industry is characterized by rapidly declining average selling prices (ASPs) over the life of a product. The Company anticipates that this market characteristic will continue for the foreseeable future. In general, the ASP for a given product in the desktop HDD market decreases over time as increases in industry supply and cost reductions occur and as technological advancements are achieved. As is currently occurring in the HDD industry, the rate of ASP decline accelerates when some competitors lower prices to absorb excess capacity, liquidate excess inventories, restructure or attempt to gain market share. This continuing price erosion could materially adversely affect the Company's business, financial condition and results of operations in any given quarter and such adverse effects often cannot be anticipated until late in any given quarter.

     The Company presently offers a single product family which is designed for the desktop segment of the HDD industry. The demand for the Company's HDD products is therefore dependent to a large extent on the overall market for desktop PCs which, in turn, is dependent on PC life cycles, demand by end-users for increased PC performance and functionality at lower prices (including increased storage capacity), and overall foreign and domestic economic conditions. The desktop PC and related HDD markets historically have been characterized by periods of rapid growth followed by periods of oversupply, contraction, and rapid price and gross margin erosion which the industry has experienced. This environment makes it very difficult for the Company and its customers to reliably forecast demand for the Company's products. The Company does not enter into long-term supply contracts with its customers, and such customers often have the right to defer or cancel orders with limited notice and without significant penalty. If demand for desktop PCs falls below the customers' forecasts, or if customers do not manage inventories effectively, they may cancel or defer shipments previously ordered from the Company. Moreover, while there has been significant growth in the demand for PCs over the past several years, some industry analysts are predicting a relatively slower future growth rate in the PC market. Because of the Company's reliance on the desktop segment of the PC market, the Company will be more strongly affected by changes in market conditions for desktop PC's than would a company with a broader range of products. Any actual or perceived slowdown in the demand for desktop PCs would lead in turn to a slowdown in the growth of demand for the Company's HDD products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Although the desktop PC segment is currently the largest segment of the HDD market, the Company believes that over time, market demand will shift to other market segments that will experience significantly faster growth. In addition, the Company believes that to remain a significant provider of HDDs to major OEMs, the Company will need to offer a broader range of HDD products as those OEMs are driven by market conditions to offer new categories of products. For these reasons, in order to remain competitive, the Company will need to develop and manufacture new products which address different HDD market segments and emerging technologies. There is no assurance that the Company will be able to develop or manufacture such products or, if it is able to develop and manufacture such products, that it will be able to do so in a timely manner, or that, if developed and manufactured, such products will attain market acceptance.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company has evaluated its level of exposure to the risks and costs associated with Year 2000 problems and is currently in the process of updating it information systems to be Year 2000 compliant. The Company expects its information systems to be Year 2000 compliant by the end of fiscal 1999, and anticipates no disruptions in the manufacturing services it provides to its customers as a result of Year 2000 problems; however, no assurance can be given that such updates will be fully completed in a timely manner or that such disruptions will not occur. Any disruption in manufacturing services provided by the Company as a result of Year 2000 noncompliance would materially adversely affect the Company's business, financial condition and results of operations. Moreover, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts.

                      PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

STORMEDIA LITIGATION

(PLEASE REFER TO NOTE 3 TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINGENCIES)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(SEE INDEX TO EXHIBITS ON PAGE 20 OF THIS REPORT.)

There were no reports filed on Form 8-K during the reporting period ended March 28, 1998.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      MAXTOR CORPORATION


                                 By   /s/ Paul J. Tufano
                                      --------------------------------
                                          Paul J. Tufano
                                          Vice President, Finance and
                                          Chief Financial Officer

Date:    May 18, 1998

                          INDEX TO EXHIBITS

                                                                                       Sequentially
Exhibit No     Description                                                            Numbered Pages
-----------------------------------------------------------------------------------------------------
10.163 (40)    Intercompany Loan Agreement, dated as of April 10, 1997, between
               Maxtor Corporation and Hyundai Electronics America

10.164 (41)    Debt Payment and Stock Purchase Agreement, dated as of
               December 12, 1997, between Maxtor Corporation and Hyundai
               Electronics America

10.165 (41)    Amendment to August 29, 1996 364-Day Credit Agreement,
               dated August 27, 1997, among Maxtor Corporation,
               Citibank, N.A. and Syndicate Banks

10.166 (41)    Amended and Restated 1996 Stock Option Plan, effective October 1, 1997



27             Financial Data Schedule



-----------------------------------------------------------------------------------------------------

(40)  Incorporated by reference to exhibits of Form 10-Q filed May 12, 1997

(41)  Incorporated by reference to exhibits of Form 10K filed April 10, 1998


                                    E-1