Form 10-K/A
period 1997-12-27
MAXTOR CORP
filed 1998-07-31
CIK 711039

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                             -----------------------

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

   For the transition period from __________ to ____________

                         Commission file Number: 0-14016
                               MAXTOR CORPORATION

      ---------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                             77-0123732
----------------------------------------------     ---------------------
       (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

 510 Cottonwood Drive, Milpitas, California               95035
----------------------------------------------     ---------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's telephone number, including              (408) 432-1700
area code:

Securities registered pursuant to                      Common Stock,
Section 12(b) of the Act:                        par value $.01 per share

Securities registered pursuant to                   5.75% Convertible
Section 12(g) of the Act:                      Subordinated Debentures, due
                                                      March 1, 2012

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of June 27, 1998, 88,059,701 shares of the registrant's Series A Preferred Stock, $.01 par value, and 445,148 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding, respectively. As of such date, all of the outstanding shares of Series A Preferred Stock were held by the parent of the registrant, all outstanding shares of Common Stock were issued to employees of registrant pursuant to its stock option plan or restricted stock plan, and there was no public market for the Company's equity securities.

        THIS ANNUAL REPORT ON FORM 10-K/A CONTAINS 91 PAGES OF WHICH THIS IS NUMBER 1. THE INDEX TO EXHIBITS BEGINS ON PAGE 87.

===============================================================================

                                     PART I

ITEM 1.  BUSINESS

        This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements including those discussed in Item 1, Business, "Products", "Marketing and Customers", "Manufacturing and Suppliers", "Research and Development", and "Competition"; Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Results of Operations", "Liquidity and Capital Resources" and "Certain Factors Affecting Future Performance"; and elsewhere in this report. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions also identify forward-looking statements. The Company makes these forward-looking statements based upon information available on the date hereof, and assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following risk factors and elsewhere in this report.

     Maxtor is a leading provider of hard disk drive ("HDD") storage products for desktop personal computer ("PC") systems. The Maxtor DiamondMax product family consists of 3.5-inch form factor HDDs with storage capacities which range from 2.1 gigabyte ("GB") to 13.6 GB. These products have high speed interfaces for greater data throughput, a robust mechanical design for improved reliability, magneto-resistive ("MR") head technology and a digital signal processor ("DSP")-based electronic architecture that, when combined, provide industry-leading benchmark performance. On June 15, 1998, Maxtor announced two new HDD products, the DiamondMax 3400 and the DiamondMax Plus 2500. The DiamondMax 3400 is Maxtor's fifth MR head HDD, its sixth HDD utilizing the Company's DSP-based electronic architecture and its eighth HDD based on the Company's Formula 4 mechanical structure. The DiamondMax Plus 2500, which is designed for the performance desktop PC market, is the Company's first HDD to feature a 7,200 RPM spin speed, its sixth MR head HDD, its seventh HDD utilizing the Company's DSP-based electronic architecture and its ninth HDD based on the Company's Formula 4 mechanical structure. The Company's customers are PC original equipment manufacturers ("OEMs"), including Compaq Computer Corporation ("Compaq"), Dell Computer Corporation ("Dell") and International Business Machines Corporation ("IBM"); distributors, including Ingram; and retailers, including Best Buy and CompUSA, Inc. ("CompUSA").

COMPANY BACKGROUND

     The Company was founded in 1982 and completed an initial public offering of common stock in 1986. In the mid-1980's, the Company was a leading technology innovator in the HDD industry. As is true today, the HDD industry during the 1980's was intensely competitive, and characterized by rapid technological change, rapid rates of product and technology obsolescence, changing customer requirements, dramatic shifts in market share and significant erosion of average selling prices ("ASPs"). In an effort to mitigate the risks associated with these factors, the Company pursued all major product segments in the HDD market, utilizing multiple product families and technology platforms. This costly strategy added significant complexity to the business which caused the Company to delay or miss a number of key product introductions and ultimately led to the deterioration of the Company's overall financial condition. As a result of this deterioration, the Company sold a 40% stake to Hyundai Electronics Industries Co., Ltd. ("HEI") and its affiliates in 1994.

THE MAXTOR TURNAROUND

     In early 1996, Hyundai Electronics America ("HEA") acquired all of the remaining publicly-held shares of the Common Stock as well as all of the Common Stock then held by HEI and its affiliates. Shortly thereafter, HEA invested in renewed efforts to revitalize the Company. In July 1996, the Company hired Michael R. Cannon, its current Chief Executive Officer and President and a 20 year veteran of the HDD industry, who had previously served in senior management positions in the systems storage division at IBM, SyQuest Technology ("SyQuest") and Control Data Corporation. With a view toward capturing business at leading PC OEMs, Mr. Cannon identified four key areas requiring improvement:

     Corporate Leadership. To provide strong leadership and the required focus on execution, the Company recruited seasoned, industry veterans for key senior management positions. In addition to Mr. Cannon, these management additions included Paul J. Tufano, the Company's Vice President, Finance, and Chief Financial Officer, who previously had spent more than 17 years in a variety of management positions at IBM; William F. Roach, the Company's Senior Vice President, Worldwide Sales and Marketing, who previously had spent 20 years in a variety of sales and marketing management positions at Quantum and Intel Corporation; and K.H. Teh, the Company's Vice President, Worldwide Manufacturing, who previously had spent 20 years in a variety of manufacturing management positions at Iomega Corp. ("Iomega"), Quantum Corporation ("Quantum") and SyQuest. These new senior managers joined Dr. Victor B. Jipson, the Company's Senior Vice President, Engineering, who had been at Maxtor since December 1995 and had previously spent 16 years at IBM in a variety of research, technical strategy, product strategy, research and development, and general management positions. In addition, the Company added personnel with significant industry experience to its engineering, manufacturing, procurement, human resources and sales and marketing departments.

     Cost Competitiveness. In the third quarter of 1996, Maxtor aggressively moved to reduce its cost structure. The Company ceased utilizing an HDD manufacturing facility owned and operated by HEI in Korea and consolidated its volume HDD manufacturing facilities in Singapore. Maxtor also closed its sub-assembly manufacturing facility in Thailand and sold its majority interest in International Manufacturing Services, Inc. ("IMS"), its former printed circuit board ("PCB") division, to certain members of IMS management and institutional investors. These actions helped reduce the Company's workforce by approximately 54% by October 1996. The Company also removed layers of management and implemented strict discretionary expense controls. In addition, the Company improved the productivity of its research and development expenditures by rationalizing its technology and product roadmap to focus on desktop PC HDDs using a single core technology platform.

     Timely Introduction of New Products. Maxtor's new management team took a number of steps designed to improve time-to-market entry, time-to-volume manufacturing, quality, performance and manufacturability of its products, and the effectiveness and efficiency of the Company's research and development expenditures. In particular, the Company: (i) simplified its product and technology roadmap by canceling its 5.25-inch and 2.5-inch programs; (ii) focused its research and development efforts on a single core technology platform that includes MR head technology and a DSP-based electronic architecture, which the Company believes are capable of supporting rapid extension of the Company's product and technology roadmap; and (iii) restructured its product development process by creating an advanced technology group, which is responsible for assessing new technology viability, developing early prototypes and exploiting common design architectures, and by strengthening its existing product design teams, which are responsible for taking the building blocks provided by the advanced technology group and designing high performance, highly manufacturable, cost-effective products which meet customer specifications.

     Customer/Channel Mix. Recognizing that the vast majority of the growth in the desktop PC market was being captured by a limited number of leading PC OEMs, the new management team rationalized Maxtor's sales channels and focused its sales and marketing resources on establishing the Company as a preferred supplier to leading PC OEMs and a limited number of leading distributors and retailers. To improve overall customer satisfaction and capture accounts with leading PC OEMs, the Company took a number of steps to improve product quality and created dedicated account support teams for its major PC OEM clients emphasizing senior management involvement in developing and maintaining customer relationships.

TURNAROUND RESULTS

     As a result of the changes described above, Maxtor's performance has improved significantly during a period of severe fluctuations in the overall HDD market.

     Cost Competitiveness. The Company's cost competitiveness initiatives led to a significant reduction of operating expenses. Maxtor's selling, general & administrative expenses ("SG&A") as a percentage of revenue were among the lowest in the industry for the 1997 fiscal year.

     Timely Introduction of New Products. Maxtor's restructured manufacturing and product development processes, as well as its rationalized product and technology roadmap, enabled the Company to complete one of the fastest transitions in the industry from HDDs utilizing thin-film head technology to 100% use of MR head technology by the end of the fourth quarter of 1997. With its DiamondMax 2160 and DiamondMax 2880, the Company demonstrated significantly improved time-to-volume manufacturing in the fourth quarter of 1997 and the first quarter of 1998, by producing 1.4 million and 1.3 million units of these products, respectively, during their first full quarters of production. In the first quarter of 1998, the Company established itself as a time-to-market entry leader with a 2.8 GB per disk HDD, the DiamondMax 2880. This trend continued in the second quarter of 1998 with the Company's introductions of the DiamondMax 3400, a 3.4 GB per disk HDD, and the DiamondMax Plus 2500, the Company's first 7,200 RPM HDD. These improvements, in turn, enabled the Company to increase its units shipped per quarter from 1.3 million units during the first quarter of 1997 to 3.5 million units in first quarter of 1998, and increase its share of the desktop HDD market in terms of units shipped from 5.6% to 13.4% for the same periods.

     Customer/Channel Mix. Maxtor's new focus on leading PC OEMs led to significant improvements in its customer/channel mix. For example, Maxtor's revenue from shipments to Compaq, Dell, and IBM have increased from approximately 6.5% of total revenues in the second quarter of 1996 to 51.8% of the Company's total revenue in the first quarter of 1998. Maxtor also became a leading supplier of desktop HDDs to Dell in less than 6 months from May 1997 and was a leading provider in terms of desktop HDDs shipped to the domestic retail channel during 1997. Cumulatively, these changes have resulted in significantly improved financial results. The Company increased revenues by 122.5%, from $247.0 million to $549.6 million for the first fiscal quarters of 1997 and 1998, respectively, and improved gross margins from (2.9)% to 11.3% for the same periods.

INDUSTRY BACKGROUND

     The Desktop HDD Market. According to International Data Consultants ("IDC"), the desktop PC market is the largest segment of the worldwide PC market, accounting for approximately 80% of global PC shipments in 1997. As a result, desktop PCs were the leading source of demand for HDDs, accounting for more than 75% of all HDD units shipped worldwide in 1997, according to IDC. The demand for desktop PCs and, therefore, desktop PC HDDs, continues to grow in part due to: (i) continued improvements in personal computing price/performance tradeoffs, including the emergence of the sub-$1000 PC; (ii) the rapid accumulation of data resulting from the digitization of information previously stored in paper form; (iii) larger file sizes created by multimedia-intensive applications associated with Windows-based user interfaces; (iv) the exchange of increasing volumes of data among users across the Internet and intranets with the proliferation of collaborative computing; and (v) increased demand for PC upgrades as a result of Year 2000 compliance efforts. Future demand growth for HDDs also may be driven by new and emerging HDD markets. In May 1998, IDC forecasted that the worldwide desktop PC segment of the HDD market would grow from approximately 100 million units in 1997 to 174 million units in 2001, reflecting a compound annual growth rate of approximately 15%.

     Hard Drive Technology. The basic operation of an HDD has not changed materially since its introduction in the 1950s. To improve the performance of HDDs, HDD manufacturers have concentrated their efforts on optimizing the performance of the various components of the HDD.

     The main components of the HDD are the head disk assembly ("HDA") and the PCB. The HDA includes the head, media (disks), head positioning mechanism (actuator) and spin motor. These components are contained in a hard base plate protective package in a contamination-free environment. The PCB includes custom integrated circuits, an interface connector to the host computer and a power connector.

     The HDA is comprised of one or more disks positioned around a spindle hub that rotates the disks by a spin motor. Disks are made of a smooth substrate to which a thin coating of magnetic materials is applied. Each disk has a head suspended directly above it, which can read data from or write data to the spinning disk. The sensor element of the head, also known as the slider, is getting progressively smaller, resulting in reduced material costs.

     The integrated circuits on the PCB typically include a drive interface and a controller. The drive interface receives instructions from the computer, while the controller directs the flow of data to or from the disks, and controls the heads. The location of data on each disk is logically maintained in tracks, divided into sectors. The computer sends instructions to read data from or write data to the disks based on track and sector locations. Industry standard interfaces are utilized to allow the disk drive to communicate with the computer.

     A key performance metric in the HDD industry is "areal density," which is the measure of stored bits per square inch on the recording surface of a disk. An increase in areal density allows an HDD provider to decrease the price per megabyte stored by increasing overall storage capacity per disk, thus reducing product costs through reduced component requirements. During 1996 and 1997, certain HDD providers began transitioning to MR heads. Prior to this transition, most HDDs utilized thin-film inductive recording heads. MR heads have discrete read and write structures which provide more signal than the older thin-film inductive heads. This results in significantly higher areal densities, which thus increases storage capacity per disk, and improves manufacturing margin and product reliability. HDD providers are evaluating or implementing a number of technological innovations designed to further increase HDD performance and reduce product costs, including attempting to simplify the electronic architecture by combining the traditional servo-control functions of the DSP-based electronic architecture and the error recovery and interface management functions of traditional HDD microprocessors on a single integrated circuit. Moreover, to consistently achieve timely introduction and rapid volume production of new products, some HDD providers are striving to simplify their product design processes by focusing on creating extendible core technology platforms which utilize common firmware and mechanical designs and re-use of manufacturing tooling and ASICs across various product generations and product lines.

     HDD Market Challenges. PC OEMs compete in a consolidating market. The top ten PC OEMs accounted for greater than 50% of all PC units shipped during 1997 and the first quarter of 1998. These PC OEMs use the quality, storage capacity and performance characteristics of HDDs to select their HDD providers. PC OEMs typically seek to qualify three or four providers for a given HDD product generation. To qualify consistently with PC OEMs and thus succeed in the desktop HDD industry, an HDD provider must consistently execute on its product development and manufacturing processes in order to be among the first-to-market entry and first-to-volume production at leading storage capacity per disk with competitive prices. Failure to reach the market on time or to deliver timely volume production usually results in significantly decreased gross margins due to rapidly declining ASPs and dramatic losses in market share. Successful achievement on the performance parameters, however, is only part of the competitive equation. As PC OEMs seek to develop successful business models, they also are requiring their HDD vendors to maintain high levels of quality to enable low cost of ownership and adapt their inventory management models to be compatible with the emerging build-to-order business model in the PC industry. See "Certain Factors Affecting Future Performance -- Risks of Failed Execution; Changing Customer Business Models."

MAXTOR'S SOLUTION

     Maxtor has established itself as a leading provider of high quality, high performance HDDs to major desktop PC OEMs, distributors and retailers. The Company's management team has extensive HDD industry experience across all functional areas. As a consequence, Maxtor has been able to define and implement the key business processes necessary to fulfill the needs of its customers. These processes focus on the efficient, timely and cost-effective integration of leading-edge technology to create highly manufacturable HDDs. Moreover, the Company's senior management team rigorously monitors these processes in an effort to ensure consistent execution and prompt response to customer demands. Maxtor intends to strengthen its leadership position in the desktop HDD industry by consistently executing these fundamental business processes.

MAXTOR'S STRATEGY

     Maxtor seeks to be the dominant provider of HDDs to leading PC OEMs, distributors and retailers. Maxtor's strategy to achieve this goal includes the following elements:

     Effectively Integrate New Technology. In 1996, Maxtor overhauled its research and development process by augmenting its traditional product development teams with a new advanced technology group. The advanced technology group's purpose is to monitor and evaluate advancements in HDD technology for possible integration into the Company's future products. It also works closely with Maxtor's product development teams and strategic component vendors to: (i) obtain early access to the latest HDD component technology; (ii) allow for flexibility in choosing state-of-the-art components; and (iii) ensure viability of new product technologies and components prior to product design. Through this process, the Company intends to continue to integrate new technologies into its existing core technology platform and to strengthen its ability to introduce high quality, highly manufacturable, high performance HDD products with industry leading time-to-volume production on a consistent basis. As a result of this process, Maxtor was able to complete one of the fastest transitions to 100% MR head HDDs in the industry by the end of 1997.

 Leverage Design Excellence. Maxtor's product development methodology reduces risks associated with design changes by focusing on common firmware and mechanical designs, and re-use of manufacturing tooling and ASICs. Through this process, the Company has created a technology platform which is used as the common core of each of its current HDD products and which the Company believes is extendible into products for new and emerging HDD market opportunities. To reduce the overall cost of ownership of its HDD products, Maxtor utilizes a robust mechanical architecture designed to reduce defects that result from customer mishandling during installation. The Company also works closely with leading component suppliers in an effort to ensure that adequate tolerances are designed into its products to achieve high manufacturing yields and product quality. As of June 30, 1998, by utilizing this product development methodology, Maxtor has successfully introduced and achieved timely volume production of six generations of MR HDDs in less than 18 months.

     Capitalize on Flexible Manufacturing. The Company's Singapore manufacturing facility utilizes a flexible cell-based process that enables the Company to: (i) dedicate manufacturing cells to particular customers, thereby allowing the Company to identify, isolate and remedy manufacturing defects quickly, resulting in improved product quality, faster time-to-volume production and improved overall customer satisfaction; (ii) simultaneously manufacture multiple product configurations; (iii) quickly reconfigure the facility to respond to customer change requests and changes in product and customer mix; (iv) effectively adapt its inventory management model to the emerging build-to-order business model employed by certain of its PC OEM customers; and (v) add incremental capacity as needed at a relatively low cost. This flexible cell-based process, when coupled with the Company's product design methodology, has enabled Maxtor to significantly improve time-to-volume production. For example, during the first full quarters of production the Company manufactured 1.4 million and 1.3 million units of its DiamondMax 2160 and DiamondMax 2880 HDDs, respectively.

     Increase Market Share With Leading PC OEMs. Maxtor intends to continue to achieve leading time-to-volume production of high quality, high performance HDDs to capture additional market share with leading PC OEMs. Maxtor's quarterly share of the desktop HDD market in terms of units shipped increased from 5.6% in the first quarter of 1997 to 13.4% in the first quarter of 1998. Shipments to Compaq, Dell and IBM accounted for 6.5% of the Company's total revenue in the quarter ended June 29, 1996 and increased to 51.8% in the quarter ended March 28, 1998.

     Maintain Customer Satisfaction. Maxtor believes it distinguishes itself from its competitors by focusing on ease of doing business and overall customer satisfaction. For example, the Company's "No Quibble" service program has been well received by its customers. Maxtor also has begun to place significant attention on total supply chain management to align its business model with the evolving build-to-order manufacturing business model of certain PC OEMs. The Company utilizes its flexible, cell-based manufacturing process coupled with a just-in-time inventory model to rapidly respond to the changing needs of its key desktop PC OEM customers. To further automate and improve the efficiency of its total supply chain management, the Company is in the process of installing new enterprise resource planning and related software.

     Broaden Product Portfolio. To capture higher margin opportunities and meet the needs of its PC OEM customers, the Company intends to leverage its existing technology platform and product development methodology to develop HDD products for the low end of the enterprise data storage market, and the high performance desktop and sub-$1000 desktop PC market segments. Maxtor also intends to explore opportunities in a number of other emerging HDD markets.

PRODUCT DEVELOPMENT/TECHNOLOGY

     One of the most important changes undertaken as part of the Maxtor turnaround was the restructuring of the Company's product development process to separate the enabling technology development phase from the product design phase. In early 1996, Maxtor suffered from poor product quality and performance and products that were late to market. This contrasts sharply with 1998 where Maxtor now enjoys strong customer relationships based on excellent product quality, time-to-volume production leadership and industry-leading performance.

     Enabling Technology Development Phase. The advanced technology group is responsible for the enabling technology development phase, including: (i) working closely with the Company's product design teams and strategic component suppliers to create a menu of state-of-the-art technologies to be used in the Company's future products; (ii) developing early prototypes to ascertain the stability and manufacturability of the Company's planned products; and (iii) analyzing the latest head, disk, channel, motor and ASIC technologies and designs to broaden and strengthen the Company's technology platform. This group also focuses on leveraging the Company's current proven technology platform by re-using as much electronic and mechanical technology as possible in each successive product generation. In an effort to deliver the highest product quality possible, the advanced technology group begins its review of emerging technologies as early as possible, normally 18 months before such technologies might be included in the Company's products. For example, Maxtor's advanced technology group currently is evaluating giant MR ("GMR") technology and pico sliders from a variety of head suppliers for inclusion in future Maxtor products. GMR technology is designed to significantly improve amplitude sensitivity and provide the basis for significant future increases in areal density and improved manufacturing margin, which in turn will result in increased drive capacity and reliability. Pico sliders are smaller than nano sliders and are designed to provide improved mechanical compliance and tribological performance at lower costs.

     Product Design Phase. The creation of the advanced technology group as part of the Maxtor turnaround freed the Company's existing product design group from the responsibility of assessing the viability of new and emerging technologies and allowed it to concentrate on improving product performance, robustness, manufacturability, quality and materials costs. The product design group also is responsible, in part, for executing Maxtor's new product introduction process. This process is a highly disciplined review procedure designed to ensure that new product designs meet clearly specified criteria in terms of yield, scrap, quality, productivity, and production ramp rates prior to release into volume production. This process has enabled the Company to improve time-to-volume manufacturing dramatically, yielding 1.4 million units of the DiamondMax 2160, during the first full quarter of production. See "Certain Factors Affecting Future Performance -- Rapid Technological Change and Product Development."

PRODUCTS

     Maxtor currently provides HDDs exclusively for the desktop PC market. The Maxtor DiamondMax product family consists of 3.5-inch form factor HDDs with storage capacities ranging from approximately 2.1 GB to 13.6 GB. These products have a number of features including high speed interfaces for greater data throughput, a robust mechanical design for improved reliability, MR head technology and a DSP-based electronic architecture that, when combined, provides industry-leading benchmark performance. On June 15, 1998, Maxtor announced two new HDD products, the DiamondMax 3400 and the DiamondMax Plus 2500. The DiamondMax 3400 is Maxtor's fifth MR head HDD, its sixth HDD utilizing the Company's DSP-based electronic architecture and its eighth HDD based on the Company's Formula 4 mechanical structure. The DiamondMax Plus 2500, which is designed for the performance desktop PC market, is the Company's first HDD to feature a 7,200 RPM spin speed, its sixth MR head HDD, its seventh HDD utilizing the Company's DSP-based electronic architecture and its ninth HDD based on the Company's Formula 4 mechanical structure.

     The table below sets forth key performance metrics and key customers for the Company's six generations of MR products introduced since December of 1996.

--------------------------------------------------------------------------------

                            DIAMONDMAX     DIAMONDMAX     DIAMONDMAX     DIAMONDMAX     DIAMONDMAX     DIAMONDMAX
                               1280           1750          2160*          2880*          3400*        PLUS 2500*
                           ------------   ------------   ------------   ------------   ------------   ------------
 Maximum Capacity (GB)...      5.12           7.00           8.40          11.52           13.6           10.0
 Capacity per Disk             1.28           1.75           2.16           2.88           3.40           2.50
   (GB)..................
 Rotational Speed (RPM)..      5400           5400           5400           5400           5400           7200
 First Shipment Date.....   Dec. 1996      June 1997      Sept. 1997     March 1998     June 1998       June 1998
 Key Customers...........      IBM        Compaq, Dell   Compaq, Dell     Dell and     Compaq, Dell    Dell and in
                                            and IBM        and IBM        Gateway        and IBM      qualification
                                                                                                       with others

   ------------------
   * Currently in volume production.
--------------------------------------------------------------------------------

     Maxtor's DiamondMax product family has won a number of recent editorial and industry awards including:

PC WORLD                   World Class Awards -- Best Hard Drive DiamondMax 2160 --
                           June 1998
WINDOWS Magazine           Win 100 for DiamondMax 2160 -- June 1998
WINDOWS Magazine           Win 100 for DiamondMax 1750 -- June 1998
VARBusiness                1998 Product Report Award -- May 1998
Computer Reseller News     CRN Test Center Recommended for DiamondMax 2880 -- April
                           1998
BYTE Magazine              Best Overall: Server Class Drive - DiamondMax
                           2160 -- February 1998
BYTE Magazine              Best Overall: Desktop Drive -- DiamondMax 1280 -- February
                           1998
CompUSA                    1997 Accessories Vendor of the Year
WINDOWS Magazine           Win 100 for DiamondMax 1280 -- July 1997
Home PC                    Reviewer's Choice DiamondMax 1280 -- May 1997
WINDOWS Magazine           Recommended List DiamondMax 1280 -- April 1997

     See "Certain Factors Affecting Performance-- Rapid Technological Change and Product Development."

MANUFACTURING/QUALITY

     To be competitive, Maxtor must manufacture high quality, highly manufacturable, high performance HDDs with industry leading time-to-volume production at competitive costs. The Company's HDD manufacturing operations consist primarily of the final assembly of high-level subassemblies built to Company specifications and testing of completed products.

     Manufacturing. Pilot production of the Company's products, as well as cost reduction, quality and product improvement engineering on current products, are conducted at the Company's Longmont, Colorado facility. The Company manufactures its HDDs in volume at a single facility in Singapore which utilizes a flexible, cell-based process. Currently, the Singapore facility consists of four modular production units ("MPUs"), each of which has 18 modular work cells ("MWCs"). Each MWC essentially is a mini-serial production line consisting of all of the tooling and test equipment necessary to build and test an HDD. Each MPU is responsible for managing the supply of the components and other parts required by its MWCs. The Company is in the process of adding a fifth MPU which will increase overall manufacturing capacity at the facility from approximately 16 million to approximately 20 million units per year. There is sufficient additional space at the Singapore facility for a sixth MPU which would increase overall capacity at that facility to approximately 25 million units per year. Maxtor has coupled its cell-based manufacturing approach with a sophisticated factory information system that collects data from each MWC on various productivity and quality metrics.

     The Company has been investing significant amounts of capital to increase the capacity and enhance the productivity of its Singapore manufacturing facility. In the six month period ended June 27, 1998, the twelve month period ended December 27, 1997, the nine month period ended December 28, 1996 and the twelve month period ended March 30, 1996, the Company made capital expenditures of $36.6 million, $82.5 million, $53.8 million and $72.7 million, respectively.

During 1998, capital expenditures are expected to be approximately $100.0 million, to be used principally for adding manufacturing capacity and implementing the SAP System and other related information technology systems.

     The Company anticipates that it may need additional manufacturing capacity as early as the beginning of the year 2000. In anticipation of that need, in the summer of 1997, HEI began construction of a 450,000 square foot manufacturing facility in Dalian, China (the "Dalian Facility"). The Dalian Facility is only partially completed and construction is continuing at a reduced pace. HEI has expended approximately $23.0 million on the construction to date. An additional estimated $60.0 million investment will be required to complete the Dalian Facility to the point where manufacturing lines can be installed, and an estimated additional $25.0 million of machinery and equipment will be required to make the facility ready for its initial phase of operations. The Company and HEI have agreed to discuss the terms under which the Dalian Facility will be completed and by which the Company would either buy or lease the Dalian Facility from HEI, and the Company intends to utilize the Dalian Facility if acceptable terms can be agreed upon. There can be no assurance that the Company will be able to successfully negotiate any such agreement with HEI or that the Dalian Facility will be completed by the time Maxtor requires additional capacity. The terms of any agreement with regard to the Dalian Facility are subject to the approval of the Affiliated Transactions Committee of the Board. Moreover, any such agreement would be conditioned on the transfer of HEI's business license for the Dalian Facility and the transfer of HEI's tax holiday status and other regulatory concessions in Dalian to the Company. If the Company is unable to reach agreement with HEI on acceptable terms or obtain the tax holiday status and other regulatory concessions and the applicable business license, the Company may need to acquire additional manufacturing capacity at other sites. In addition to the Dalian Facility, the Company currently is investigating other manufacturing facilities within Asia. Although the Company believes that alternative manufacturing facilities will be available, a failure by the Company to obtain, on a timely basis, a facility or facilities which allow the Company to meet its customers' demands will limit the Company's growth and could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition to risks typically associated with the concentration of vital operations, foreign manufacturing is subject to additional risks, including changes in governmental policies, currency fluctuations, political instability, transportation delays and interruptions, and the imposition of tariffs and export controls. Any disruption of the Company's manufacturing operations could have a material adverse effect on its business, financial condition, results of operations and customer relations.

     See "Certain Factors Affecting Future Performance -- Need for Additional Capital," "-- Control by and Dependence on Hyundai," "-- Single Manufacturing Facility; Future Need for Additional Capacity," "-- Dependance on International Operation; Risks from International Sales" and "Management Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Quality. Consistent with its goal to establish Maxtor as a leader in product quality and overall customer satisfaction, Maxtor has implemented a corporate-wide quality program which focuses on (i) robustness of design and improved design tolerances; (ii) quality of incoming components and factory process control; and (iii) customer feedback, failure analysis and timely response. In addition, Maxtor's quality, materials, enabling technology and product development groups work closely with leading component vendors in an effort to ensure sufficient tolerances are designed into the Company's HDDs to achieve high manufacturing yields and product quality. Maxtor's Singapore facility also is ISO 9002 certified. Finally, Company executives meet regularly with customers to exchange product quality information to facilitate rapid analysis of customer failures and timely implementation of corrective actions.

     The Company currently warrants its products against defects in parts or labor for a period of three years from the date of shipment. Products are generally repaired or refurbished by Company subcontractors. The Company operates a European drive exchange center in Ireland, a domestic drive exchange center in San Jose, California, and an Asian drive exchange center in Singapore. Additionally, the Company provides customer service and technical support for end-users, as well as access to important information and software, via its Web site.

MATERIALS AND SUPPLIES

     The Company has developed and continues to develop close, strategic relationships with leading suppliers of many of the key components of its HDD products. These relationships enable the Company to actively manage its supply chain to improve flexibility in choosing state-of-the-art components and to reduce component, inventory and overall product costs. In addition, Maxtor's strategic component suppliers work closely with the Company's advanced technology group, enabling the Company to gain early access to leading-edge HDD technology and to improve the overall efficiency of the Company's product design process.

     The Company relies on a limited number of leading suppliers for the components used in the manufacturing of its products, including MR heads and head stack assemblies, media, custom integrated circuits ("IC"), read channel ICs, PCBs and motor/baseplate assemblies. In general, the Company seeks to have at least two or three suppliers for each of its component requirements. For example, the Company currently purchases MR heads from Alps Electric Co., Ltd, Headway Technologies, Inc., IBM, Read-Rite Corporation and TDK Corporation, and media from HMT Technology Corporation, Komag, Incorporated and MMC. Custom ASICs, including the Company's DSP controller chips, and channels, however, currently are sole-sourced from TI and Lucent, respectively. Because of their custom nature, these products require significant design-in periods and long lead times. There can be no assurance that, in the event of any disruption or delay in the supply of these custom ASICs or any other components, the Company could locate an alternative source of supply on a timely basis on acceptable terms, if at all. The Company outsources a majority of its PCB assembly to IMS, an affiliate of the Company.

     Some of the components required by the Company may periodically be in short supply, and the Company has, on occasion, experienced temporary delays or increased costs in obtaining components. As a result, the Company must allow for significant lead times when procuring certain components. In addition, cancellation by the Company of orders for components due to cut-backs in production precipitated by market oversupply, reduced demand, transition to new products or technologies or otherwise can result in payment by the Company of significant cancellation charges to suppliers. The Company orders the majority of its components on a purchase order basis and only has limited long-term volume purchase agreements with certain existing suppliers. Any inability of the Company to obtain sufficient quantities of components, or to develop in a timely manner alternative sources of component supply if and as required in the future, could adversely affect the Company's ability to manufacture its products and deliver them on a timely basis, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     See "Certain Factors Affecting Future Performance -- Control by and Dependence on Hyundai," "-- Control by and Dependence on Hyundai," "-- Dependence on Suppliers of Components and Sub-Assemblies," "-- Dependence on International Operations; Risks from International Sales" and "Certain Transactions."

CUSTOMERS AND SALES CHANNELS

     From 1986 to 1997, chronic performance and quality issues, as well as being late to the market, had adversely impacted Maxtor's ability to win business with leading PC OEMs. As a result, the Company was heavily dependent on sales to a large number of regional distributors which limited the Company's ability to forecast periodic shipments and shifted the Company's product mix toward lower performance, lower margin products. Recognizing that the majority of the growth in shipments in the PC market was being captured by a limited number of PC OEMs, the Company rationalized its sales channels and focused its sales and marketing efforts on becoming a significant provider of HDDs to leading PC OEMs, including Compaq, Dell and IBM, and a limited number of leading distributors and retailers. By emphasizing overall customer satisfaction, product quality and performance and time-to-volume production, the Company believes that it has established a strong customer base.

     The Company anticipates that a relatively small number of customers will continue to account for a significant portion of its revenue for the foreseeable future, and that the proportion of its revenue derived from such customers may continue to increase in the future. The ability of the Company to maintain strong relationships with its principal customers, including in particular its PC OEM customers, is essential to the ongoing success and profitability of the Company. Although the Company believes its relationships with key customers generally are good, in order to maintain its customer relationships, particularly with PC OEMs, the Company must be among the first-to-volume production with competitive products. The concentration of sales in a relatively small number of major customers represents a business risk that loss of one or more accounts, or a decrease in the volume of products sold to such accounts, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Original Equipment Manufacturers. Shipments to Compaq, Dell and IBM accounted for 6.5% of the Company's total revenue in the quarter ended June 29, 1996 and increased to approximately 31% in the quarter ended December 27, 1997. The Company believes that its success depends on its ability to maintain and further develop strong PC OEM customer relationships and to provide products that fit the needs of the PC OEM channel. These PC OEMs use the quality, storage capacity and performance characteristics of HDDs to select their HDD providers. PC OEMs typically seek to qualify three or four providers for a given HDD product generation. To qualify consistently with PC OEMs and thus succeed in the desktop HDD industry, an HDD provider must consistently execute on its product development and manufacturing processes in order to be among the first-to-market entry and first-to-volume production at leading storage capacity per disk with competitive prices. Once a PC OEM has chosen its qualified HDD vendors for a given HDD product, it generally will purchase HDDs from those vendors for the life of that HDD product. If a qualification opportunity is missed, the Company may not have another opportunity to do business with that PC OEM until the next generation of the Company's products is introduced. The effect of missing a product qualification opportunity is magnified by the limited number of high volume PC OEMs, most of which continue to consolidate their share of the PC market. The Company generally negotiates pricing, volume discounts, order lead times, product support requirements and other terms and conditions prior to receiving a PC OEM's first purchase order. Shipments are not scheduled until purchase orders are received and cancellation of purchase orders may occur without significant penalty. The Company's major PC OEM customers include Compaq, Dell and IBM. See "Certain Factors Affecting Future Performance -- Risks of Failed Execution; Changing Customer Business Models" and "Customer Concentration."

     Distributors. Maxtor uses a select group of distributors to sell its products cost-effectively to the large number of geographically dispersed customers which tend to hold market shares of less than 1% of the overall desktop PC market, including value-added resellers, dealers, system integrators and small PC OEMs. Distributors accounted for 39% of revenue for the fiscal year ended March 30, 1996; 48% of revenue for the nine month period ended December 28, 1996; 36% of revenue for the year ended December 27, 1997. Distributors generally enter into non-exclusive agreements with the Company for purchase and redistribution of product on a quick turnover basis. Purchase orders are placed and revised on a weekly basis. Maxtor grants certain of its distributors price protection and limited rights to return product on a rotation basis. The Company's major distributors include Ingram Micro, Inc., Karma International SA, and SED International Holdings, Inc. ("SED").

     Retailers. To increase awareness of the Maxtor brand name and benefit from the typically higher gross margins of the retail sales channel, the Company sells its retail-packaged products directly to major retailers such as computer superstores, warehouse clubs and computer electronics stores and authorized sales through distributors to smaller retailers. Retailers accounted for 5% of revenue for the fiscal year ended March 30, 1996; 8% of revenue for the nine month period ended December 28, 1996; 9% of revenue for the year ended December 27, 1997. Maxtor's current retail customer base is in the United States and Canada, however, the Company has begun efforts to establish a retail channel presence in the emerging retail markets in Europe and Asia. The Company believes the retail channel complements its other sales channels. Retailers supply to the aftermarket "upgrade" sector in which end-users purchase and install products to upgrade their computers. Maxtor grants certain of its retailers price protection and limited rights to return product on a rotation basis. The Company's major retail customers include Best Buy Co., CompUSA, and Staples. See "Certain Factors Affecting Future Performance -- Customer Concentration."

SALES AND MARKETING

     The Company employs approximately 206 (as of March 28, 1998) individuals who market and sell the Company's products to leading PC OEMs, distributors and retailers. Sales offices are located throughout the U.S. and in Australia, France, Germany, Great Britain, Hong Kong, Japan, Korea, Singapore, and Taiwan. Maxtor has formed multi-disciplined, dedicated account and channel teams focused on each of its current and target strategic PC OEM, distributor and retail accounts. These teams generally are comprised of representatives from the Company's sales, marketing, engineering and quality organizations. The Company's senior management also takes an active role in the Company's sales efforts. Dedicated field sales and technical support personnel are located in close proximity to the manufacturing facilities of each of the Company's PC OEM customers.

     The Company's marketing and public relations functions are performed both internally and through outside firms. Public relations, direct marketing, worldwide packaging and marketing materials are targeted to various end-user segments. Maxtor utilizes both consumer media and trade publications. The Company has programs under which qualifying resellers are reimbursed for certain advertising expenditures. Maxtor also has invested in direct marketing and customer satisfaction programs. The Company maintains ongoing contact with end-users through primary and secondary market research, focus groups, product registrations and technical support databases.

     See "Certain Factors Affecting Future Performance -- Risks of Failed Execution; Changing Customer Business Models."

BACKLOG

     The Company generally sells standard products according to standard agreements or purchase order terms. Delivery dates are specified by purchase orders. Such orders may be subject to change, cancellation or rescheduling by the customer without significant penalties. The quantity actually purchased and shipment schedules are frequently revised to reflect changes in the customer's needs. In addition, orders for the Company's products are filled for several large customers from just-in-time inventory warehouses, whereby orders are not placed ahead of time on the Company's order entry backlog system. Instead, the Company receives a periodic forecast of requirements from the customer. Upon shipment from the just-in-time warehouse, the customer is invoiced. In light of these factors, backlog reporting as of any particular date may not be indicative of the Company's actual revenue for any succeeding period, and, therefore, is not necessarily an accurate predictor of the Company's future revenue.

COMPETITION

     Although the Company's share of the desktop PC segment of the HDD market has increased steadily since the first quarter of 1997, this market segment and the HDD market in general are intensely competitive and characterized by rapid technological change and rates of product and technology obsolescence, dramatic shifts in market share and significant erosion of ASPs, and as such there can be no assurance that the Company will be able to improve on, or prevent the erosion of, the Company's present share of the desktop PC HDD market.

     The Company competes primarily with manufacturers of 3.5-inch HDDs, including Fujitsu Limited ("Fujitsu"), Quantum, Samsung Company Limited ("Samsung"), Seagate Technology, Inc. ("Seagate") and Western Digital Corporation ("Western Digital"), many of which have a larger share of the desktop HDD market than the Company. Other companies, such as IBM, will be significant competitors in one or more of the markets into which the Company plans to expand its product portfolio, and could be significant competitors of the Company in its current market should they choose to commit substantial resources to providing desktop HDDs.

     Many of the Company's competitors offer a broader array of product lines and have significantly greater financial, technical, manufacturing and marketing resources than the Company. Unlike the Company, certain of the Company's competitors manufacture a significant number of the components used in their HDDs and thus may be able to achieve significant cost advantages over the Company. Certain competitors have preferred vendor status with many of the Company's customers, extensive marketing power and name recognition, and other significant advantages over the Company. In addition, such competitors may determine, for strategic reasons or otherwise, to consolidate, lower the prices of their products or bundle their products with other products. The Company's competitors have established and may in the future establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. New competitors or alliances could emerge and rapidly acquire significant market share.

     The Company believes that important competitive factors in the HDD market are quality, storage capacity, performance, price, time-to-market entry, time-to-volume production, PC OEM product qualifications, breadth of product lines, reliability, and technical service and support. The Company believes it generally competes favorably with respect to these factors. The failure of the Company to develop and market products that compete successfully with those of other suppliers in the HDD market would have a material adverse effect on the Company's business, financial condition and results of operations.

     See "Certain Factors Affecting Future Performance -- Highly Competitive Industry."

INTELLECTUAL PROPERTY

     The Company has been granted approximately 180 U.S. and foreign patents related to disk drive products and technologies, and has additional patent applications pending in the United States and certain foreign countries. The Company has patent protection on certain aspects of its technology and also relies on trade secret, copyright and trademark laws, as well as contractual provisions to protect its proprietary rights. There can be no assurance that the Company's protective measures will be adequate to protect the Company's proprietary rights; that others, including competitors with substantially greater resources, have not developed or will not independently develop or otherwise acquire equivalent or superior technology; or that the Company will not be required to obtain licenses requiring it to pay royalties to the extent that the Company's products may use the intellectual property of others, including, without limitation, Company products that may also be subject to patents owned or licensed by the Company. There can be no assurance that any patents will be issued pursuant to the Company's current or future patent applications, or that patents issued pursuant to such applications or any patents the Company owns or has licenses to use will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to the Company or be adequate to safeguard and maintain the Company's proprietary rights. Litigation may be necessary to enforce patents issued or licensed to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of the Company or others. The Company could incur substantial costs in seeking enforcement of its issued or licensed patents against infringement or the unauthorized use of its trade secrets and proprietary know-how by others or in defending itself against claims of infringement by others, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of certain countries in which the Company's products are manufactured and sold, including various countries in Asia, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States, and there can be no assurance that such laws will be enforced in an effective manner. The failure of the Company to enforce and protect its intellectual property rights could have a material adverse effect on the Company's business, financial condition and results of operations.

     As a majority-owned subsidiary of HEA, the Company has the benefit of certain third party intellectual property rights on terms that may have been more favorable than would have been available to the Company if it were not a majority-owned subsidiary of HEA. There can be no assurance that the Company will be able to obtain similar rights in the future on terms as favorable as those currently available to it.

     The HDD industry, like many technology-based industries, is characterized by frequent claims and litigation involving patent and other intellectual property rights. The Company, its component suppliers and certain users of the Company's products have from time to time received, and may in the future receive, communications from third parties asserting patent infringement against the Company, its component suppliers or its customers which may relate to certain of the Company's products. If the Company is notified of such a claim, it may have to obtain appropriate licenses or cross-licenses, modify its existing technology or design non-infringing technology. There can be no assurance that the Company can obtain adequate licenses or cross-licenses on favorable terms or that it could modify its existing technology or design non-infringing technology and, in either case, the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company to date has not been a party to any material intellectual property litigation, certain of its competitors have been sued on patents having claims related to HDDs and there can be no assurance that third parties will not initiate infringement actions against the Company. There can be no assurance that the Company could defend itself against such claims. If there is an adverse ruling against the Company in an infringement lawsuit, it could result in the issuance of an injunction against the Company or its products and/or the payment of monetary damages equal to a reasonable royalty or recovered lost profits or, in the case of a finding of a willful infringement, treble damages.

Accordingly, such an adverse ruling could have a material adverse effect on the Company's business, financial condition or results of operations.

     Similar to certain other providers of HDDs, the Company has received correspondence from Papst claiming infringement of at least 13 HDD motor patents. The patents relate to motors that the Company purchases from motor vendors and the use of such motors in HDDs. While the Company believes that it has meritorious defenses against a lawsuit if filed, the results of litigation are inherently uncertain and there can be no assurance that Papst will not assert other infringement claims relating to current patents, pending patent applications and future patents or patent applications, will not initiate a lawsuit against the Company or that the Company will be able to successfully defend itself against such a lawsuit. A favorable outcome for Papst in such a lawsuit could result in the issuance of an injunction against the Company or its products and/or the payment of monetary damages equal to a reasonable royalty or recovered lost profits or, in the case of a finding of a willful infringement, treble damages and could have a material adverse effect on the Company's business, financial condition and results of operations.

     See "Certain Factors Affecting Future Performance -- Limited Protection of Intellectual Property; Risk of Third Party Claims of Infringement," "-- Dependence on International Operations; Risks of International Sales" and "-- Control by and Dependence on Hyundai"

EMPLOYEES

     As part of the Maxtor turnaround, the Company reduced its personnel from 9,330 in March 1996 to 4,330 in October 1996. Since October 1996, the Company has added significant personnel to its research and development, sales and marketing and production staffs. As of March 28, 1998, the Company had 5,660 employees worldwide, of which 714 were engaged in engineering, research and development; 206 in marketing, sales and customer support; 4,389 in manufacturing; and 351 in general management and administration. The Company has 4,389 employees at its manufacturing facilities in Singapore and 89 employees at its foreign sales offices. The Company believes that its future success will depend on its ability to continue to attract and retain a team of highly motivated and skilled individuals. None of the Company's employees currently are represented by a labor organization; however, in May 1997, Maxtor Singapore recognized a labor union, the United Workers of Electronic and Electrical Industries, and in May 1998 began negotiating the terms of a collective bargaining agreement with such union. The Company believes that its employee relations are positive. See "Certain Factors Affecting Future Performance-- Dependence on and Integration of Key Personnel; Hiring Additional Skilled Personnel."

        Maxtor is a registered trademark and DiamondMax, and CrystalMax and Formula 4 are trademarks of Maxtor Corporation. All other brand names and trademarks appearing in this Report are the property of their respective holders.

        The Company is incorporated in the state of Delaware. The Company's principal executive offices are located at 510 Cottonwood Drive, Milpitas, California 95035 and the telephone number at that address is (408) 432-1700.

GENERAL


BACKGROUND

ITEM 2.    PROPERTIES

     The Company's administrative offices and advanced technology operations are located at a 180,087 square foot facility in Milpitas, California. The Company also maintains 332,507 square feet of engineering and pilot production facilities in Longmont, Colorado. All the Company's domestic facilities are leased.

     The Company's volume manufacturing facilities are located in Singapore. The Company owns a 384,000 square-foot building in Singapore, situated on land leased through the year 2016 (subject to an option to renew for an additional 30 years). The Company anticipates that it may need additional manufacturing capacity as early as the beginning of the year 2000; however, a sustained increase or decline in the demand for the Company's products may affect such timing. The Company is currently investigating additional and alternative sites for its manufacturing operations, including the Dalian Facility. There is no assurance that the Company will be able to locate geographically desirable facilities, which are situated near an available pool of skilled labor, on a cost effective basis, if at all. A failure by the Company to obtain, on a timely basis, a facility or facilities which allow the Company to meet its customers' demands will limit the Company's growth and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company leases a 34,604 square foot facility in San Jose, California to house its U.S. drive exchange facility and finished goods warehouse, and a 28,500 square foot facility in Ireland to house its European drive exchange facility. All the Company's sales offices, located in the United States, Europe and Asia Pacific, are leased. The Company intends to review constantly its facilities requirements as part of its growth strategy and will add additional facility space as the need arises.

     The Company is experiencing space constraints at its Longmont, Colorado facility and is exploring opportunities to obtain additional space in the Longmont area. There can be no assurance that the Company will be able to obtain additional space that can accommodate its needs for additional space or that, if obtained, such additional space will be available to the Company on terms at least as favorable as the terms governing its current lease.

ITEM 3.    LEGAL PROCEEDINGS

     The Company currently is involved in a dispute with StorMedia Incorporated ("StorMedia"), which arises out of an agreement among the Company, StorMedia and HEI which became effective on November 17, 1995 (the "StorMedia Agreement"). Pursuant to the StorMedia Agreement, StorMedia agreed to supply disk media to the Company. StorMedia's disk media did not meet the Company's specifications and functional requirements as required by the StorMedia Agreement and the Company ultimately terminated the StorMedia Agreement. After a class action securities lawsuit was filed against StorMedia by certain of its shareholders in September 1996 which alleged, in part, that StorMedia failed to perform under the StorMedia Agreement, StorMedia sued HEI, Mong Hun Chung (HEI's chairman), Dr. Chong Sup Park (HEA's President and then President of the Company who signed the StorMedia Agreement on behalf of the Company) and K.S. Yoo (the individual who signed the StorMedia Agreement on behalf of HEI) (collectively the " Original Defendants") in the U.S. District Court for the Northern District of California (the "Federal Suit"). In the Federal Suit, StorMedia alleged that at the time HEI entered into the StorMedia Agreement, it knew that it would not and could not purchase the volume of products which it committed to purchase, and that failure to do so caused damages to StorMedia in excess of $206 million.

     In December 1996, the Company filed a complaint against StorMedia and William Almon (StorMedia's Chairman and Chief Executive Officer) in a Colorado state court seeking approximately $100 million in damages and alleging, among other claims, breach of contract, breach of implied warranty of fitness and fraud under the StorMedia Agreement (the "Colorado Suit"). This proceeding was stayed pending resolution of the Federal Suit. The Federal Suit was permanently dismissed early in February 1998. On February 24, 1998, StorMedia filed a new complaint in Santa Clara County Superior Court for the State of California for $206 million, alleging fraud and deceit against the Original Defendants and negligent misrepresentation against HEI and the Company (the "California Suit"). On May 18, 1998, the stay on the Colorado Suit was lifted by the Colorado state court. The Company's motion to dismiss, or in the alternative, stay the California Suit, is pending.

     The Company believes that it has meritorious defenses against the claims alleged by StorMedia and intends to defend itself vigorously. However, due to the nature of litigation and because the pending lawsuits are in the very early pre-trial stages, the Company cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. The litigation could result in significant diversion of time by the Company's technical personnel, as well as substantial expenditures for future legal fees. After consideration of the nature of the claims and facts relating to the litigation, including the results of preliminary discovery, the Company's management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition or results of operations. However, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance that they will not have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has been notified of certain other claims, including claims of patent infringement. While the ultimate outcome of these claims and the claims described above is not determinable, the Company does not believe that resolution of these matters will have a material adverse effect on the Company's business, financial condition or results of operations. No amounts related to any claims or actions have been reserved in the Company's financial statements.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 25, 1998, the Company's sole stockholder authorized by written consent an Amended and Restated 1996 Stock Option Plan, effective October 1, 1997 and an increase to 6,136,084 as the maximum number of shares reserved for issuance thereunder.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In January 1996, the Company became a wholly owned subsidiary of Hyundai Electronics America ("HEA"). As of the acquisition, trading of Maxtor common stock on the Nasdaq National Market was suspended. Currently, there is no public market for the Company's equity securities. The Company's 5.75% convertible subordinated Debentures, due March 1, 2012, $100,000,000 in aggregate principal amount, remain publicly traded.

     In June 1996, the Company entered into an exchange agreement with HEA whereby HEA exchanged 300 shares of Common Stock 58,208,955 shares of Series A Preferred Stock, par value $.01 per share. In December 1997, the Company and HEA entered into a Debt Payment and Stock Purchase Agreement pursuant to which HEA accepted 29,850,746 new shares of the Corporation's preferred stock as payment for $200,000,000 owed to HEA by the Corporation. As of December 27, 1997, 88,059,701 shares of Series A Preferred Stock and 7,563 shares of Common Stock, $.01 par value, were issued and outstanding. As of June 27, 1998, all of the outstanding shares of Series A Preferred Stock were held by the parent of the registrant and all outstanding shares of Common Stock were held by 35 individuals who obtained shares either upon exercise of options granted under the Company's 1996 Stock Option Plan or pursuant to restricted stock grants under the Company's 1998 Restricted Stock Plan.

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

ITEM 6.    SELECTED FINANCIAL INFORMATION

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Prospectus. The table below sets forth selected consolidated financial data for the Company for, and as of the end of, each of the fiscal periods indicated. The selected consolidated financial data for the fiscal years ended March 26, 1994, March 25, 1995, and March 30, 1996, have been derived from the consolidated financial statements of the Company audited by Ernst & Young LLP. The selected consolidated financial data for the nine month period ended December 28, 1996 and the fiscal year ended December 27, 1997 have been derived from the consolidated financial statements of the Company audited by PricewaterhouseCoopers LLP, included elsewhere in this Prospectus.

                                            FISCAL YEAR   FISCAL YEAR   FISCAL YEAR   NINE MONTHS    FISCAL YEAR
                                               ENDED         ENDED         ENDED         ENDED          ENDED
                                             MARCH 26,     MARCH 25,     MARCH 30,    DECEMBER 28,   DECEMBER 27,
                                               1994          1995          1996         1996(1)          1997
                                            -----------   -----------   -----------   ------------   ------------

                                                              (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue...................................  $   1,152.6   $     906.8   $   1,269.0   $     798.9    $   1,424.3
Cost of revenue...........................      1,205.0         850.7       1,196.3         888.9        1,352.9
                                            -----------   -----------   -----------   -----------    -----------
    Gross profit (loss)...................        (52.4)         56.1          72.7         (90.0)          71.4
                                            -----------   -----------   -----------   -----------    -----------
Operating expenses:
  Research and development................         97.2          60.7          94.7          87.8          106.2
  Selling, general and administrative.....         78.9          81.6          82.8          60.7           62.6
  Other...................................         19.5         (10.2)          4.5            --             --
                                            -----------   -----------   -----------   -----------    -----------
    Total operating expenses..............        195.6         132.1         182.0         148.5          168.8
                                            -----------   -----------   -----------   -----------    -----------
Loss from operations......................       (248.0)        (76.0)       (109.3)       (238.5)         (97.4)
Interest expense..........................        (10.0)         (8.4)        (11.8)        (18.1)         (36.5)
Interest and other income.................          2.3           4.2           1.1           1.0         25.0(2)
                                            -----------   -----------   -----------   -----------    -----------
Loss before income taxes..................       (255.7)        (80.2)       (120.0)       (255.6)        (108.9)
Provision for income taxes................          1.9           2.0           2.8           0.8            1.0
                                            -----------   -----------   -----------   -----------    -----------
Net loss..................................  $    (257.6)  $     (82.2)  $    (122.8)  $    (256.4)   $    (109.9)(2)
                                            ===========   ===========   ===========   ===========    ===========
Net loss per share -- basic and
  diluted(3)..............................  $    (16.00)  $     (3.25)  $     (5.94)  $        --    $        --
                                            ===========   ===========   ===========   ===========    ===========
Shares used in per share calculation (in
  thousands)..............................       16,102        25,292        20,677            --              2
                                            ===========   ===========   ===========   ===========    ===========
Pro forma net loss per share(4)...........  $        --   $        --   $        --    $   (17.62)   $     (3.62)
                                            ===========   ===========   ===========   ===========    ===========
Shares used in pro forma share calculation
  (in thousands)..........................           --            --            --        14,552         30,350
                                            ===========   ===========   ===========   ===========    ===========
BALANCE SHEET DATA:
Total assets..............................      $ 492.4       $ 381.8       $ 442.5       $ 314.5        $ 555.5
Total current liabilities.................        265.7         236.0         413.1         412.9          552.2
Long-term debt and capital lease
  obligations due after one year..........        107.4         102.0         100.2         229.1          224.3
Total stockholders' equity (deficit)......        119.2          43.9         (71.1)       (327.5)        (221.0)

---------------
(1) The Company changed its fiscal year during the period ended December 28, 1996 to conform its fiscal year to that of its parent, HEA.

(2) Includes recovery of a $20.0 million fully-reserved note from IMS. See "Certain Transactions."

(3) Net loss per share information for the fiscal periods ended December 28, 1996 and December 27, 1997 have not been presented since such information is not meaningful due to the limited number of shares of Common Stock outstanding.

(4) Pro forma net loss per share information assumes conversion of all outstanding Series A Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH ITEM 1:
BUSINESS, ITEM 6: SELECTED FINANCIAL INFORMATION AND ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

OVERVIEW

     Maxtor is a leading provider of HDD storage products for desktop PC systems. The Maxtor DiamondMax product family consists of 3.5-inch form factor HDDs with storage capacities which range from 2.1 GB to 13.6 GB. These products have high speed interfaces for greater data throughput, a robust mechanical design for improved reliability, MR head technology and a DSP-based electronic architecture that, when combined, provide industry-leading benchmark performance. On June 15, 1998, Maxtor announced two new HDD products, the DiamondMax 3400 and the DiamondMax Plus 2500. The DiamondMax 3400 is Maxtor's fifth MR head HDD, its sixth HDD utilizing the Company's DSP-based electronic architecture and its eighth HDD based on the Company's Formula 4 mechanical structure. The DiamondMax Plus 2500, which is designed for the performance desktop PC market, is the Company's first HDD to feature a 7,200 RPM spin speed, its sixth MR head HDD, its seventh HDD utilizing the Company's DSP-based electronic architecture and its ninth HDD based on the Company's Formula 4 mechanical structure. The Company's customers are leading PC OEMs, including Compaq, Dell and IBM; distributors, including Ingram; and retailers, including Best Buy and CompUSA.

     In 1994, HEI and certain of its affiliates purchased 40% of the Company's outstanding Common Stock for an aggregate cash purchase price of $150.0 million pursuant to the Stock Purchase Agreement. In early 1996, HEA acquired all of the remaining shares of the publicly-held Common Stock in a tender offer and merger for an aggregate purchase price of $215.0 million and also acquired all of the Company's Common Stock held by HEI and its affiliates. In June 1996 HEA exchanged its Common Stock in the Company for 58,208,955 shares of the Series A Preferred Stock. From time to time HEA also made advances to the Company for working capital. In December 1997, HEA purchased an additional 29,850,746 shares of Series A Preferred Stock in exchange for the cancellation of $200.0 million of indebtedness owed to HEA by the Company. The Company had outstanding aggregate principal indebtedness of $65.0 million owing to HEA as of December 27, 1998. HEA currently owns all of the Company's Series A Preferred Stock, each share of which is currently entitled to one vote, and 99.0% of the total capital stock outstanding immediately prior to the Offerings. See "Certain Factors Affecting Future Performance -- Control By and Dependence on Hyundai," "Relationship Between the Company and Hyundai" and "Principal Stockholders."

     The desktop HDD industry is intensely competitive and characterized by dramatic shifts in market share among a limited number of HDD vendors and significant erosion of ASPs for new products. PC OEMs compete in a consolidating market. The top ten PC OEMs, which accounted for greater than 50% of all PC units shipped during 1997. A majority of the Company's HDDs are sold to PC OEMs. The process of qualifying the Company's products with these PC OEM customers can be lengthy, complex and difficult. These PC OEMs use the quality, storage capacity and performance characteristics of HDDs to select their HDD providers. PC OEMs typically seek to qualify three or four providers for a given HDD product generation. To qualify consistently with PC OEMs and thus succeed in the desktop HDD industry, an HDD provider must consistently execute on its product development and manufacturing process goals in order to be among the first-to-market entry and first-to-volume production at leading storage capacity per disk with competitive prices. Once a PC OEM has chosen its qualified HDD vendors for a given PC product, it generally will purchase HDDs from those vendors for the life of that product. If a qualification opportunity is missed, the Company may not have another opportunity to do business with that PC OEM until the next generation of the Company's products is introduced. The effect of missing a product qualification opportunity is magnified by the limited number of high volume PC OEMs. Failure to reach the market on time or to deliver timely volume production usually results in significantly decreased gross margins due to rapidly declining ASPs and dramatic losses in market share. Failure to obtain significant PC OEM customer qualifications for new or existing products in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations. Successful fulfillment of the performance parameters, however, is only part of the competitive equation. As PC OEMs seek to develop successful business models, they are requiring that their HDD vendors maintain high levels of quality to enable low cost of ownership and adapt their inventory management models to be compatible with the changing business models in the PC industry.

     In July 1996, the Company hired Michael R. Cannon, its current Chief Executive Officer and President and a 20 year veteran of the HDD industry, to lead Maxtor's turnaround. Mr. Cannon immediately took a number of steps to position the Company to become a significant provider of HDDs to leading PC OEMs by improving product performance and quality, time-to-market entry and time-to-volume manufacturing, and by refocusing the Company's sales and marketing efforts. These steps included: (i) providing a strong management team;
(ii) reducing Maxtor's overall cost structure; (iii) rationalizing the Company's product and technology roadmap; and (iv) restructuring the Company's product development process.

     As a result of these steps, during the fiscal year ended December 27, 1997, the Company's quarterly revenue grew by 27.9%, increasing from $1,113.8 million in 1996 to $1,424.3 million in 1997. For the same period, gross margins increased from (7.0)% to 5.0%. The Company's gains in profitability have been offset partially by the constant, severe erosion in ASPs in the HDD industry. As indicated above, throughout the HDD industry, the price points at which new products are introduced rapidly erode as competitors begin to provide competitive products, costs decline, and new technologies are introduced. The prices of the Company's products also are influenced by the cyclical demand for desktop PCs. Consequently, in order to remain competitive, the Company must be consistently among the first to introduce new products and must attain volume production of those products in a timely manner. There can be no assurance that the Company will be able to introduce products in a timely manner or attain timely production of commercial volumes. Failure of the Company to consistently achieve timely volume production will result in lower ASPs which will have a material adverse effect on the Company's business, financial condition and results of operations. See "Certain Factors Affecting Future Performance -- Potential Fluctuations in Quarterly Results; Average Selling Price Erosion" "-- Fluctuations in Product Demand; Focus on Single Market" and "-- Rapid Technological Change and Product Development."

     During the second half of 1996, the Company introduced a number of measures to substantially reduce its operating expenses. These measures included the consolidation of its volume manufacturing operations to a single facility in Singapore and reductions in the Company's workforce. Additionally, during June 1996, the Company further reduced its expenses by selling its majority ownership interest in IMS, a company which manufactures PCBs. During the second half of 1996, the Company also reduced its research and development ("R&D") expense by rationalizing the Company's product and technology roadmap to focus on desktop HDDs utilizing a single core technology platform and MR head technology. While substantial expense reductions occurred in 1996, the Company focused on cost containment in 1997. During 1997 and despite continuous revenue growth, operating expenses on an absolute dollar basis remained at a relatively constant level and, as a percentage of total revenue, operating expenses decreased from 17.6% in 1996 to 11.9% in 1997. The Company anticipates that in future periods, operating expenses will grow in absolute dollars as a consequence of supporting efforts to diversify the Company's product portfolio, expenses related to expected increased sales activity and expenses related to increased capacity. See "-- Results of Operations -- Quarterly Results of Operations -- Operating Expenses -- Stock Compensation Expenses," "Certain Factors Affecting Future Performance -- Dependence on Suppliers of Components and Sub-Assemblies" and "-- Single Manufacturing Facility; Future Need for Additional Capacity."

     Many of the Company's customers use flexible supply chain management models. These models, such as the just-in-time inventory model, require component suppliers, including HDD manufacturers, to be able to supply components on an as needed basis. To improve overall customer satisfaction and to respond to this trend, component suppliers, such as the Company, have been required to adopt supply models whereby they establish warehouses containing adequate component supplies near their customers' manufacturing sites. These supply models can result in higher working capital requirements and costs in order to maintain higher levels of inventory and also may result in a longer operating cycle. The Company has implemented a just-in-time supply model with certain of its customers including a significant number of its principal PC OEM customers. See "Certain Factors Affecting Future Performance -- Risks of Failed Execution; Changing Customer Business Models."


  Intellectual Property

     As a majority-owned subsidiary of HEA, the Company has had the benefit of certain third-party intellectual property rights on terms that may have been more favorable than would have been available to the Company if it were not a majority-owned subsidiary of HEA. The Company has agreed to pay an allocated share of the license fees associated with certain third party rights in annual installments ranging from $1.0 million to $2.3 million through 2007. There can be no assurance that the Company will be able to obtain similar rights in the future on terms as favorable as those currently available to it. See "Certain Factors Affecting Future Performance -- Control By and Dependence On Hyundai," "-- Limited Protection of Intellectual Property; Risks of Third Party Claims of Infringement," "Relationship Between the Company and Hyundai," "Business -- Intellectual Property" and "Certain Transactions."

  Revenue Recognition

     The Company generally recognizes revenue upon shipment to its customer. Sales to certain distributors and retailers are governed by agreements providing limited rights of return, as well as price protection on unsold merchandise. Accordingly, the Company records reserves upon shipment for estimated returns, exchanges and credits for price protection. The Company also records reserves for the estimated cost to repair or replace products under warranty at the time of sale. The Company warrants its products against defects in parts and labor for a period of three years from the date of shipment with an additional three months allowed for distributors to account for "shelf life."

  Tax Matters

     Due to the Company's operating losses, its net operating loss ("NOL") carryforwards and its favorable tax status in Singapore, the Company's tax expense has historically represented only a small percentage of the Company's expenses. The Company's foreign and U.S. tax liability will increase substantially in future periods if the Company attains profitability.

     In December 1997, the Company's Singapore subsidiary, Maxtor Peripherals
(S) Pte. Ltd. ("Maxtor Singapore") was granted pioneer tax status in Singapore, thus exempting it from paying Singapore income taxes until June 30, 2003, subject to the satisfaction of certain ongoing conditions. Maxtor Singapore is eligible for up to two additional two-year extensions of this pioneer tax status, subject to the satisfaction of certain additional conditions. There can be no assurance that Maxtor Singapore will be able to satisfy or, if satisfied, to maintain compliance with, the required conditions. If Maxtor Singapore is unable to satisfy and maintain compliance with the required conditions and is unable to obtain a waiver of any such failure, it would lose its pioneer tax status, or would be ineligible for such extensions, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Since 1996, the Company has been a member of the HEA U.S. consolidated tax group for U.S. federal income tax purposes (the "HEA Tax Group"). On December 27, 1997, for federal income tax purposes, the Company had NOL carryforwards of approximately $616.7 million and tax credit carryforwards of approximately $18.8 million which will expire beginning in fiscal year 1999. Of the approximately $616.7 million federal income tax NOL carryforwards, approximately $253.0 million were generated before the Company became part of the HEA Tax Group (the "Pre-Affiliation NOL") and approximately $363.7 million were generated after the Company became part of the HEA Tax Group (the "Post-Affiliation NOL").

     Due to the Company's NOL carryforwards and operating losses, the Company has not incurred any significant federal or state income taxes for any of the Company's recent fiscal periods. In June 1998, the Company caused Maxtor Singapore to pay a $400.0 million dividend which will utilize a substantial portion of the Company's NOL carryforwards. In addition, a substantial portion of the remaining NOL carryforwards likely will be utilized by the HEA Tax Group for the 1998 tax year and in connection with amendments to returns for prior years. As a result, there will be a significant reduction in, and potential elimination of, the NOL carryforwards available to the Company for federal income tax purposes for subsequent tax years.

     As a result of the Company's acquisition by HEA, utilization of approximately $253.0 million of the Company's NOL carryforwards and the deduction equivalent of approximately $18.3 million of tax credit carryforwards is limited to approximately $22.4 million per year. If more than 50% of the Company's outstanding capital stock is acquired then the amount of the Company's U.S. federal taxable income for any tax year ending after the date of such acquisition which may be offset by the Company's NOL carryforwards remaining after deconsolidation from the HEA Tax Group will be limited to an amount equal to the aggregate value of the Common Stock and the Series A Preferred Stock immediately before the ownership change multiplied by the long-term tax exempt rate then in effect (e.g., 5.15% for ownership changes occurring during July
1998).

     While, for financial reporting purposes, the Company's tax loss for the period during which the Company was a member of the HEA Tax Group is computed on a separate tax return basis, utilization and payment for the Company's NOL carryforwards by the HEA Tax Group is governed by the Tax Allocation Agreement among the Company, HEA and certain other affiliates of HEA, as amended (the "Tax Allocation Agreement"). Under the Tax Allocation Agreement, neither HEA nor the Company shall reimburse the other for any utilization of the other member's NOLs or other tax attributes in the consolidated or combined income tax returns, except that each party shall reimburse the other for any use of the other party's tax attributes as a result of any return or amended return filed after September 15, 1999 or by a taxing authority adjustment after September 15, 1999.

     For periods during which the Company is or was a member of the HEA Tax Group, the Company and its subsidiaries have filed or will file separate tax returns and consolidated or combined tax returns as part of the HEA Tax Group. At such time as HEA ceases to own at least 80% of the total voting power and at least 80% of the total value of the Company's capital stock the Company will cease to be a member of the HEA Tax Group; however, the Company will remain liable for its allocable share of the consolidated or combined tax return liability and for tax deficiencies of the entire HEA Tax Group which relate to the period during which the Company was a member of the HEA Tax Group. There can be no assurance that the HEA Tax Group will satisfy all tax obligations for such periods or that additional liabilities will not be assessed for such periods. In addition, there can be no assurance that the Company's share of the consolidated or combined tax liability will not be increased as a result of subsequent events, such as taxing authority audit adjustments or the filing of amended returns affecting either the Company's items of gain, income, loss, deduction or credit or another member's items of gain, income, loss, deduction or credit. The Company has agreed to indemnify and reimburse HEA if any member of the HEA Tax Group is required to pay any tax, interest or penalty to any taxing authority related to any additional Company separate tax return liability and if there is any increase in the consolidated or combined tax return liability resulting from revisions to the Company's taxable income or revisions to another HEA Tax Group member's taxable income, except to the extent such revisions to another HEA Tax Group member's taxable income are made after September 15, 1999. HEA has agreed to indemnify and reimburse the Company if the Company or any of its subsidiaries is required to pay any tax, interest or penalty to any taxing authority related to any separate tax return of any member of the HEA Tax Group other than the Company or its subsidiaries, and if the Company or any of its subsidiaries is required to pay to any taxing authority any amount in excess of the Company's share of the consolidated or combined tax return liability.

  Change in Fiscal Year

     During 1996, the Company changed its fiscal year end to be consistent with the fiscal year end of HEA. The fiscal year end changed from the last Saturday of March, the date used in the Company's preceding filings of its Form 10-K with the Commission, to the last Saturday of December conforming to HEA's 52/53-week year methodology. The fiscal year ended on December 27, 1997, which is audited, comprises twelve months or 52 weeks. For discussion and analysis purposes it is compared to the unaudited twelve months ended December 28, 1996, also comprising 52 weeks. The audited nine months ended December 28, 1996, comprising 39 weeks, are compared to the unaudited nine months ended December 30, 1995, comprising 40 weeks.

Twelve months ended December 28, 1996 compared to twelve months ended December 27, 1997. In the following discussion, references to 1996 are to the twelve months ended December 28, 1996 and references to 1997 are to the fiscal year ended December 27, 1997.

                                                                  TWELVE MONTHS ENDED
                                                              ----------------------------
                                                              DECEMBER 28,    DECEMBER 27,
                                                                  1996            1997
                                                              ------------    ------------
                                                              (UNAUDITED)
                                                                     (IN MILLIONS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue.....................................................  $    1,113.8    $    1,424.3
Cost of revenue.............................................       1,191.7         1,352.9
                                                              ------------    ------------
     Gross profit (loss)....................................        (77.9)            71.4
                                                              ------------    ------------
Operating expenses:
  Research and development..................................         113.1           106.2
  Selling, general and administrative.......................          82.9            62.6
                                                              ------------    ------------
     Total operating expenses...............................         196.0           168.8
                                                              ------------    ------------
Loss from operations........................................       (273.9)          (97.4)
Interest expense............................................        (22.1)          (36.5)
Interest and other income...................................           1.3        25.0 (1)
                                                              ------------    ------------
Loss before income taxes....................................       (294.7)         (108.9)
Provision for income taxes..................................           1.5             1.0
                                                              ------------    ------------
Net loss....................................................  $    (296.2)    $ (109.9)(1)
                                                              ============    ============

                                                                  TWELVE MONTHS ENDED
                                                              ----------------------------
                                                              DECEMBER 28,    DECEMBER 27,
                                                                  1996            1997
                                                              ------------    ------------
AS A PERCENTAGE OF REVENUE:
Revenue.....................................................        100.0%          100.0%
Cost of revenue.............................................         107.0            95.0
                                                              ------------    ------------
     Gross profit (loss)....................................         (7.0)             5.0
                                                              ------------    ------------
Operating expenses:
  Research and development..................................          10.2             7.5
  Selling, general and administrative.......................           7.4             4.4
                                                              ------------    ------------
     Total operating expenses...............................          17.6            11.9
                                                              ------------    ------------
Loss from operations........................................        (24.6)           (6.9)
Interest expense............................................         (2.0)           (2.6)
Interest and other income...................................           0.1         1.8 (1)
                                                              ------------    ------------
Loss before income taxes....................................        (26.5)           (7.7)
Provision for income taxes..................................           0.1             0.1
                                                              ------------    ------------
Net loss....................................................        (26.6)        (7.8)(1)
                                                              ============    ============

---------------
(1) Includes recovery of a $20.0 million fully-reserved note from IMS. See "Certain Transactions."

     Revenue. Between 1996 and 1997, the Company's revenue grew by 27.9%, increasing from $1,113.8 million in 1996 to $1,424.3 million in 1997. The increase in revenue is attributable primarily to an increase in unit shipments arising from improved time-to-market entry and time-to-volume production and a shift in the Company's customer base to PC OEMs during 1997. Revenue growth from increased unit shipments was partially offset by continued rapid price erosion in the HDD market as a whole, which resulted in declining ASPs throughout the period. The Company believes that during 1997 the effect of HDD market ASP declines on the Company's ASPs was contained partially by the Company's improved time-to-market entry and time-to-volume production and by a Company trend toward shipping higher-capacity HDDs, which tend to have higher initial ASPs.

     From 1996 to 1997, revenue from sales to PC OEMs increased from 52.7% to 64.4% of the Company's revenue, even though the 1997 results did not include any revenues from IMS. The Company's 1996 results include $44.0 million in OEM revenues attributable to IMS (in which the Company held a controlling interest prior to June 1996). From 1996 to 1997, sales to three of the largest PC OEMs, Compaq, Dell and IBM, increased from 10.8% to 37.8% of the Company's revenues.

     Gross Profit (Loss). Gross profit (loss) improved from a loss of $77.9 million in 1996 to a profit of $71.4 million in 1997. Gross margin increased from (7.0)% in 1996 to 5.0% in 1997. The improvement in gross margin in 1997 is due primarily to the timely introduction of new, higher margin products which achieved market acceptance and higher manufacturing yields. During 1997, gross margin also was favorably affected by improved product designs and lower component costs. Growth of the Company's gross margin during 1997, however, was partially constrained by continued rapid price erosion in the HDD market as a whole, which resulted in declining ASPs for the Company's products.

     Operating Expenses.

        Research and Development Expense. R&D expense as a percentage of revenue decreased from 10.2% in 1996 to 7.5% in 1997, while the absolute dollar level of R&D spending during 1997 declined only slightly from 1996 levels. During 1997, R&D expenditures were focused on desktop HDDs as a result of the rationalization of the Company's product and technology roadmap to focus on desktop HDDs utilizing a single core technology platform and MR head technology.

        Selling, General and Administrative Expense. SG&A expense as a percentage of revenue declined from 7.4% in 1996 to 4.4% in 1997, while the absolute dollar level of SG&A expense declined from $82.9 million to $62.6 million over the same period. Starting in the second half of 1996, SG&A expense was reduced as a result of the Company's cost reduction efforts, as well as the sale of the majority ownership interest in IMS in June 1996. While substantial expense reductions occurred in 1996, the Company focused on cost containment in 1997.

     Interest Expense. Interest expense increased 65.2% from $22.1 million in 1996 to $36.5 million in 1997. This increase was due to a substantial growth in short-term and long-term borrowings required to fund the Company's operations. During the fourth quarter of 1997, the Company's interest expense was offset by the conversion of $200.0 million of subordinated debt held by HEA into equity in the Company with an associated reduction in interest payments. The benefit derived from such debt reduction was, however, partially offset by an increase in the Company's interest expense due to higher interest rates applied to the Company's intercompany loan from HEA and bank credit facilities, in each case as a result of the higher cost of borrowing resulting from changes in the economic environment in Korea. The Company had $165.1 million of short-term and $224.3 million of long-term indebtedness outstanding at December 27, 1997, as compared to $149.8 million of short-term and $229.1 million of long-term indebtedness outstanding at December 28, 1996.

     Interest and Other Income. Interest and other income increased from $1.3 million in 1996 to $25.0 million in 1997 due to the recovery of a $1.3 million fully-reserved note issued to the Company by Storage Dimensions, Inc. ("SDI"), and a $20.0 million fully-reserved note issued to the Company by IMS.

Nine months ended December 30, 1995 compared to the nine months ended December 28, 1996.

                                                                   NINE MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 30,   DECEMBER 28,
                                                                  1995           1996
                                                              ------------   ------------
                                                              (UNAUDITED)
                                                                     (IN MILLIONS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue.....................................................  $      954.0   $      798.9
Cost of revenue.............................................         893.4          888.9
                                                              ------------   ------------
     Gross profit (loss)....................................          60.6         (90.0)
                                                              ------------   ------------
Operating expenses:
  Research and development..................................          69.4           87.8
  Selling, general and administrative.......................          60.5           60.7
  Other.....................................................           4.5             --
                                                              ------------   ------------
     Total operating expenses...............................         134.4          148.5
                                                              ------------   ------------
Loss from operations........................................        (73.8)        (238.5)
Interest expense............................................         (7.8)         (18.1)
Interest and other income...................................           0.8            1.0
                                                              ------------   ------------
Loss before income taxes....................................        (80.8)        (255.6)
Provision for income taxes..................................           2.1            0.8
                                                              ------------   ------------
Net loss....................................................  $     (82.9)   $    (256.4)
                                                              ============   ============

                                                                   NINE MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 30,   DECEMBER 28,
                                                                  1995           1996
                                                              ------------   ------------
AS A PERCENTAGE OF REVENUE:
Revenue.....................................................        100.0%         100.0%
Cost of revenue.............................................          93.6          111.3
                                                              ------------   ------------
     Gross profit (loss)....................................           6.4         (11.3)
                                                              ------------   ------------
Operating expenses:
  Research and development..................................           7.3           11.0
  Selling, general and administrative.......................           6.3            7.6
  Other.....................................................           0.5             --
                                                              ------------   ------------
     Total operating expenses...............................          14.1           18.6
                                                              ------------   ------------
Loss from operations........................................         (7.7)         (29.9)
Interest expense............................................         (0.8)          (2.3)
Interest and other income...................................           0.1            0.1
                                                              ------------   ------------
Loss before income taxes....................................         (8.4)         (32.1)
Provision for income taxes..................................           0.2            0.1
                                                              ------------   ------------
Net loss....................................................         (8.6)         (32.2)
                                                              ============   ============

     Revenue. Between the nine month period ended December 30, 1995 and the nine month period ended December 28, 1996, the Company's revenue decreased by 16.3% from $954.0 million to $798.9 million. This decrease was attributable primarily to an approximately 22.0% decline in unit shipments and continued rapid price erosion in the HDD market as a whole, which resulted in declining ASPs for the Company's products throughout the period. During the nine month period ended December 28, 1996, revenue from the PC OEM customer channel declined from the comparable 1995 period by 33.0% due to delayed product introductions and product performance and quality problems. This decline was offset partially by a 17.0% increase in revenue from sales to distributors. Part of the revenue decrease during the 1996 period is also attributable to the sale of a majority ownership interest in IMS in June 1996. Revenue for 1995 also reflects a 40-week period as compared to a 39-week period for 1996, as the first quarter of 1995 was extended to realign the Company's fiscal year with HEA's fiscal year.

     Gross Profit (Loss). Gross profit (loss) decreased from a profit of $60.6 million in the nine month period ended December 30, 1995 to a loss of $90.0 million in the nine month period ended December 28, 1996. Gross margins decreased from 6.4% in the 1995 period to (11.3%) in the 1996 period. The decrease in gross margins in the 1996 period was due primarily to the decrease in unit shipments and a substantial decline in ASPs discussed above. In June 1996, the Company incurred a $41.3 million charge for products in inventory and scheduled to be built over the following six months which had market prices lower than cost. Furthermore, in the 1996 period, the Company incurred one-time charges of $6.5 million related to the consolidation of its manufacturing operations to a single facility in Singapore, including the closure of a head stack assembly plant in Thailand.

     Operating Expenses.

        Research and Development Expense. R&D expense as a percentage of revenue increased from 7.3% for the nine month period ended December 30, 1995 to 11.0% for the nine month period ended December 28, 1996. This increase was due to the Company's establishment in 1996 of the Company's advanced technology group in Milpitas, California and a production engineering group in Singapore. In the third quarter of 1996, the Company incurred charges of approximately $4.5 million related to obsolete equipment and internally built equipment not utilized due to rapid changes in product volumes and mix during the latter half of 1996.

        Selling, General and Administrative Expense. SG&A expense as a percentage of revenue increased from 6.3% for the nine month period ended December 30, 1995 to 7.6% for the nine month period ended December 28, 1996 primarily due to the decrease in the Company's revenue base, while the absolute dollar level of SG&A spending increased from $60.5 million to $60.7 million. Certain SG&A expenses decreased during the 1996 period due to reductions in the Company's workforce and savings associated with the sale of a majority ownership interest in IMS in June 1996. This decrease in SG&A expenses was offset by charges related to severance costs incurred throughout 1996, caused by a substantial change in executive staff.

        Other Expenses. Other expenses in 1995 consisted of $4.5 million of professional fees related to the acquisition of the Company by HEA.

     Interest Expense. Interest expense increased 132.1% from $7.8 million for the nine month period ended December 30, 1995 to $18.1 million for the nine month period ended December 28, 1996. This increase was due primarily to a growth in short-term and long-term borrowings used to fund the Company's operations. The Company had $149.8 million of short-term and $229.1 million of long-term indebtedness outstanding at December 28, 1996, compared to $99 million of short-term indebtedness outstanding at December 30, 1995.

     Interest and Other Income. Interest and other income increased from $0.8 million in the nine month period ended December 30, 1995 to $1.0 million in the nine month period ended December 28, 1996 due to the availability of cash for investing purposes.

YEAR 2000 COMPLIANCE

     The Company is preparing to implement a new enterprise-wide information system (the "SAP System") in the fourth quarter of 1998. The SAP System is designed to automate more fully the Company's business processes and will affect most functional areas, including, without limitation, finance, procurement, inventory control, collections, order processing and manufacturing, and its implementation will require certain upgrades in the Company's existing computer hardware systems. Historically, there have been substantial delays in the implementation of such systems at other companies. Unlike most companies, which implement new information systems in stages over time, the Company has chosen to install and activate the SAP System across most functional areas of the Company simultaneously. The Company believes it is among the first to undertake such a broad, simultaneous implementation of the SAP System. This approach may substantially increase the risk of delay or failure in the system implementation.

     Implementation of the SAP System will be complex, expensive and time intensive and its successful implementation could be adversely affected by various factors, including: (i) any failure to provide adequate training to employees; (ii) any failure to retain skilled members of the implementation team or find suitable replacements for such personnel; (iii) the scope of the implementation plan being expanded by unanticipated changes in the Company's business; (iv) any inability to extract data from the Company's existing information system and convert that data into a format that can be accepted by the SAP System; (v) any failure to devise and run appropriate testing procedures that accurately reflect the demands that will be placed on the new system following its implementation; and (vi) any failure to develop and implement adequate fall-back procedures in the event that difficulties or delays arise during the initial start-up phase of the SAP System.

     In connection with the implementation of the SAP System, the Company may experience functional and performance problems, including problems relating to the SAP System's response time and data integrity. In addition, resolution of any such problems could entail additional costs. Moreover, as a result of the Company's simultaneous implementation approach, the Company will not have an operational backup information system in the event of a failure of the SAP System. There can be no assurance that the Company will be able to implement the SAP System successfully on a timely and cost effective basis or that the SAP System will not fail or prove to be unsuitable for the Company's needs. The inability of the Company to implement or resolve problems with the SAP System in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. No amounts have been accrued in the Company's consolidated financial statements included elsewhere in this report for any probable expenses or lost revenue that could result from problems in implementing the SAP System.

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies, including Maxtor, will need to be upgraded to comply with such "Year 2000" requirements. Because of the Company's change in its fiscal year end in 1996, the Company's current information systems will need to be upgraded by January 1999 to avoid Year 2000 problems. While the SAP System is expected to resolve this potential problem, there can be no assurance that the SAP System can be implemented successfully and on a timely basis. Moreover, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. Any disruption in the Company's operations as a result of Year 2000 noncompliance, whether by the Company or a third party, could have a material adverse effect on the Company's business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At December 27, 1997, the Company had $16.9 million in cash and cash equivalents as compared to $31.3 million at December 28, 1996. Net cash used in operating activities was $146.7 million during fiscal year 1997. Cash used in operating activities was utilized to fund a net loss of $109.9 million (other than $65.6 million of non-cash depreciation and amortization expense included therein), and increases in accounts receivable and inventories totaling $142.5 million and $74.4 million, respectively, and was offset by an increase in accounts payable of $102.1 million. The increases in accounts receivable, inventories and accounts payable resulted from increased unit shipments. Net cash used in investing activities of $61.3 million consisted primarily of capital expenditures to add manufacturing capacity in the Singapore facility, to effect the transition from thin-film to MR head technology and to improve operating efficiency. Cash used in both operating and investing activities was provided through approximately $265.0 million in working capital loans from HEA ($200.0 million of which was converted into equity in December 1997). In addition, the Company paid off $65.0 million of bank debt during 1997.

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

     In November 1994, the Company formed a wholly-owned subsidiary, IMS International Manufacturing Services, Ltd. whose primary business was contract manufacturing for electronic original equipment manufacturers. The Company's printed circuit board ("PCB") assembly plant in Hong Kong formed the foundation of the business, and a second plant was added in Thailand in May 1995. In early June 1996 the Company reorganized all of the operations under a wholly-owned Delaware subsidiary, International Manufacturing Services, Inc. ("IMS"). IMS not only supplies the Company, but a variety of external customers, with PCB assemblies, sub-assemblies and fully integrated box products. In May 1996 the Company entered into an agreement to sell a majority interest in IMS to certain IMS management and other Investors ("Buyer"). At the completion of the transaction in June 1996, the Company received $25 million in cash and $20 million in notes from IMS, and retained a 23.5% ownership interest in IMS. Pursuant to the agreements, the Company made various representations and warranties as to itself and IMS and has agreed to indemnify Buyer for any breaches thereof. Generally, in the event that losses from such breaches when aggregated exceed $500,000, Buyer shall be entitled to indemnification for all losses, including the first $500,000 up to a maximum of $17,500,000, provided that tax and environmental representations are not subject to the liability limit.

     In October 1997, IMS completed an initial public offering of 5 million shares of common stock at $11.50 per share. Under the terms of the note issued by IMS to the Company, IMS was required to pay the outstanding principal balance and all accrued and unpaid interest, aggregating $20.1 million, and IMS made the payment in full on October 28, 1997. In connection with these transactions, the Company revalued its investment and recorded a $16.3 million unrealized gain in IMS to reflect its 16% ownership interest (as of December 27, 1998).

     Net cash provided by financing activities results mainly from an issuance of $200.0 million in preferred stock of the Company to the Company's parent, HEA. In December 1997, the Company and HEA entered into a Debt Payment and Stock Purchase Agreement pursuant to which HEA accepted 29,850,746 new shares of the Company's preferred stock as payment for $200 million owed to HEA by the Company. As of December 27, 1997, 88,059,701 shares of Series A Preferred Stock and 15,125 shares of Common Stock, par value $.01 par share, were issued and outstanding. In addition, cash increased due to a new increase in borrowings of $10.0 million in 1997.

     At December 27, 1997, the Company had $389.4 million of short-term and long-term unsecured debt comprised of $224.4 million of credit facilities from various banks, $65.0 million of inter-company debt from HEA and $100.0 million of publicly-traded convertible debt.

     The Company's outstanding 5.75% Convertible Subordinated Debentures due March 1, 2012 are entitled to annual sinking fund payments of $5.0 million beginning March 1, 1998.

     On January 31, 1996 the Company signed a one year credit facility in the amount of $13.8 million to be used for capital equipment requirements at the Singapore facility, which was fully utilized as of December 27, 1997. This credit facility was guaranteed by HEI and all outstanding amounts of principal and accrued interest were paid in January 1998.

     On April 10, 1997, the Company obtained a $150.0 million intercompany line of credit for HEA. This line of credit allows for draw downs up to $150.0 million and interest is payable quarterly. As of December 27, 1997, $65.0 million was outstanding under this facility. In March 1998, this line was reduced to $100.0 million and as of March 28, 1998, $55.0 million was outstanding under this facility (unaudited).

     On August 29, 1996, the Company established two uncollateralized, revolving lines of credit totaling $215.0 million (the "Facilities") through Citibank, N.A. and syndicated among fifteen banks. In September 1996, the Facilities were increased $10.0 million to a total of $225.0 million. The Facilities are guaranteed by HEI and a total of $129 million of the Facilities is a three year committed Facility that is used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53%. As of March 28, 1998, $129.0 million of borrowings under this line were outstanding. A total of $96.0 million of the Facility is a 364-day committed facility, renewable annually at the option of the syndicate banks. On August 28, 1997, this Facility was amended and reduced to $31.0 million. The Facility is primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53%. As of March 28, 1998, $31.0 million of borrowings under this line of credit were outstanding (unaudited).

     The Company had credit facilities amounting to $50.8 million in the aggregate from three banks as of December 27, 1997. The facilities, which are guaranteed by HEI, are used primarily for general operating purposes and bear interest at rates ranging from 6.27% to 7.88%. In January 1998, one $10.0 million facility was retired and all principal, owing has been paid. As of March 28, 1998, $40.0 million of borrowings under this line of credit were outstanding (unaudited).

     HEI served as guarantor for the Company's borrowings under various revolving bank credit facilities from August 1995 through June 1998. At March 28, 1998, aggregate indebtedness of the Company guaranteed by HEI under such facilities was $170.0 million. Due to the economic conditions in Korea and significant recent devaluations of the Korean won versus the U.S. dollar, HEI's reported financial condition as of year-end 1997 was not in compliance with certain financial covenants applicable to HEI as guarantor under such revolving credit facilities, and such non-compliance constituted a default by the Company under such revolving credit facilities and also a default (through a cross-default clause) under an uncommitted credit facility of the Company that is repayable on demand of the lender, is not guaranteed and had an outstanding principal amount of $30.0 million as of March 28, 1998. The default under the revolving credit facilities was waived by the lending banks in June 1998 in exchange for HHI becoming the guarantor under such facilities in place of HEI and an increase in pricing to reflect borrowing rates based on HHI's current credit rating. To date, the lender under the demand facility has not demanded repayment of the $30.0 million outstanding under that facility. The Company believes that current market conditions for credit facilities are not as favorable as they have been at certain times in the past, and that for various reasons the number of potential lenders actively providing credit facilities to companies in the data storage industry may have decreased recently, and that the terms on which the remaining potential lenders are willing to offer such facilities have become significantly more restrictive and/or costly. Consequently, there can be no assurance that the Company will be able to obtain or retain adequate credit facilities or as to the terms and amount of any such facilities. Any failure to retain or obtain adequate credit facilities on acceptable terms would have a material and adverse effect on the Company's business, financial condition and results of operations. In addition, the Company and HEA have agreed that they will replace the Company's revolving line of credit from HEA, which as of March 28, 1998, had an outstanding principal balance of $55 million, with a long-term, subordinated note in the same principal amount. In addition, as a majority-owned subsidiary of HEA, the Company had the benefit of a letter of support from HEI under which HEI agreed to provide sufficient financial support to ensure that the Company would continue as a going concern. The Company believes that it will no longer have the benefit of the support letter.

     On March 30, 1996, the Company entered into an accounts receivable securitization program with Citicorp Securities, Inc. Under this program the Company could sell its qualified trade accounts receivable up to $100.0 million on a non-recourse basis. The face amount of the eligible receivables are discounted based on the Corporate Receivables Corporation commercial paper rate, 5.85% as of December 27, 1997 and 5.60% as of March 26, 1998 (unaudited) plus commission and is subject to a 10% retention. As of December 27, 1997, $79.8 million of advances related to sales of accounts receivable were included in accrued and other liabilities. As of March 28, 1998, this amount was $86.6 million (unaudited). The Company's asset securitization program was subject to certain conditions, among which was a condition that all of HEI's long-term public senior debt securities achieve a specified rating. This condition was not met in February 1998, and the Company obtained waivers of this condition through April 8, 1998.

     The Company completed a new asset securitization program dated as of April 8, 1998 (the "New Program") arranged by Citicorp to replace the existing program. Under the New Program, the Company sells all of its trade accounts receivable through a special purpose vehicle with a purchase limit of $100.0 million on a non-recourse basis, subject to increase to $150.0 million, upon the fulfillment of the conditions subsequent described below. On April 8, 1998, the uncollected purchase price under the existing program, in the amount of approximately $100.0 million, was transferred to represent the purchased interest of Citicorp's Corporate Receivables Corporation ("CRC") under the New Program. Continuance of the New Program is subject to certain conditions, including a condition that all of the long-term public senior debt securities of HHI, an affiliated company, achieve a specific rating. Continuance of the program is subject to certain conditions, including a condition that all of the long-term public senior debt securities of HHI not fall below a specified rating. The Company has begun negotiations with respect to a $200 million asset securitization program which does not require any support from HEA or any of its affiliates. The Company believes it will be able to close this program and terminate its existing program by July 31, 1998. In addition, the Company is exploring alternatives to establish a replacement revolving credit facility which does not require any support from HEA or any of its affiliates. Failure of the Company to close the replacement asset securitization program or obtain alternative financing would have a material adverse impact on the Company's business, financial condition and results of operations.

     The Company has been investing significant amounts of capital to increase the capacity and enhance the productivity of its Singapore manufacturing facility. In the twelve month period ended December 27, 1997, the nine month period ended December 28, 1996 and the twelve month period ended March 30, 1996, the Company made capital expenditures, net of disposals, of $82.5 million, $53.8 million and $72.7 million, respectively. During 1998, capital expenditures are expected to be approximately $100.0 million, to be used principally for adding manufacturing capacity and implementing the SAP System and other related information technology systems. The Company anticipates that it may need additional manufacturing capacity as early as the beginning of the year 2000. In anticipation of that need, in the summer of 1997, HEI began construction of the Dalian Facility. The Dalian Facility is only partially completed and construction is continuing at a reduced pace. HEI has expended approximately $23.0 million on the construction to date. An estimated additional $60.0 million investment will be required to complete the Dalian Facility to the point where manufacturing lines can be installed, and an estimated additional $25.0 million of machinery and equipment will be required to make the facility ready for its initial phase of operations. The Company and HEI have agreed to discuss the terms under which the Dalian Facility will be completed and by which the Company would either buy or lease the Dalian Facility from HEI, and the Company intends to utilize the Dalian Facility if acceptable terms can be agreed upon. There can be no assurance that the Company will be able to successfully negotiate any such agreement with HEI or that the Dalian Facility will be completed by 50 the time Maxtor requires additional capacity. The terms of any agreement with regard to the Dalian Facility are subject to the approval of the Affiliated Transactions Committee of the Company's Board of Directors (the "Board"). Moreover, any such agreement would be conditioned on the transfer of HEI's business license for the Dalian Facility and the transfer of HEI's tax holiday status and other regulatory concessions in Dalian to the Company. If the Company is unable to reach agreement with HEI on acceptable terms or obtain the tax holiday status and other regulatory concessions and the applicable business license, the Company may need to acquire additional manufacturing capacity at other sites. In addition to the Dalian Facility, the Company currently is investigating other manufacturing facilities within Asia. Although the Company believes that alternative manufacturing facilities will be available, a failure by the Company to obtain, on a timely basis, a facility or facilities which allow the Company to meet its customers' demands will limit the Company's growth and could have a material adverse effect on the Company's business, financial condition and results of operations.

     At December 27, 1997 the Company expected that it would require alternative sources of liquidity, including additional sources of financing in fiscal 1998. The Company engaged in ongoing discussions with various parties regarding additional sources of financing, including a contemplated public offering of the Company's Common Stock (the "Offering") in connection with which the Company filed a registration statement in Form S-1 with the Securities and Exchange Commission (File No. 333-56099) (the "Offering").

     The Company currently believes that the proceeds of the Offering, if successfully completed, together with cash generated from operations and borrowing capacity, will be sufficient to fund its operations through at least the next 12 months from the date hereof. The Company requires substantial working capital to fund its business, particularly to finance accounts receivables and inventory, and to invest in property and equipment. The Company may seek long-term financing arrangements, including a line of credit to fund its future capacity expansion plans, as necessary. However, the Company's cash needs will depend on, among other things, demand in the desktop HDD market and pricing conditions. There can be no assurance that lower than expected revenue, increased expenses, decisions to increase capacity or other events, including the acquisition of technology, products or businesses, will not cause the Company to seek more capital, or to seek capital sooner than currently expected. If the Company needs additional capital, there can be no assurance that such additional financing can be obtained, or, if obtained, that it will be available on satisfactory terms. The failure to obtain additional financing on satisfactory terms would also hinder the Company's ability to invest in capital expenditures or in R&D and would have a material adverse effect on the Company's business, financial condition and results of operations.

     See "Risk Factors -- Risks Associated with Leverage," "Need for Additional Capital," "-- Single Manufacturing Facility; Future Need for Additional Capacity." "-- Dependance on International Operation; Risks from International Sales," "Relationship Between the Company and Hyundai,"
"Business -- Manufacturing" and "Certain Transactions."

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement issued SFAS No 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on when costs related to software developed or obtained for internal use should be capitalized or expensed. The SOP is effective for transactions entered into for fiscal years beginning after December 15, 1998. The Company has reviewed the provisions of the SOP and does not believe adoption of this standard will have a material effect upon its results of operations, financial position or cash flows.

                  CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

HISTORY OF OPERATING AND NET LOSSES; ACCUMULATED DEFICIT

     During each of the 19 consecutive quarters ended September 27, 1997, the Company incurred significant operating losses ranging from $125.5 million to $3.1 million per quarter, with net losses ranging from $130.2 million to $4.5 million, primarily as a result of delayed product introductions, product performance and quality problems, low manufacturing yields and under-utilization of manufacturing capacity, high operating expenses and overall market conditions in the HDD industry, including fluctuations in demand and declining average selling prices ("ASPs"). As of December 27, 1997, the Company had a stockholders' deficit of approximately $663.1 and as of June 27, 1998, the Company had a stockholders' deficit of approximately $777.9 million. While the Company achieved operating profits and positive net income for the quarter ended December 27, 1997, it recorded operating and net losses for the fiscal year ended December 27, 1997. There can be no assurance that the factors that led to the Company's history of operating losses have been overcome or that the Company will achieve profitability on either an operating or net income basis in any future quarterly or annual periods. Consequently, recent operating results should not be considered indicative of future financial performance. See "-- Expected Volatility of Stock Price; Absence of Current Trading Market for the Common Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; AVERAGE SELLING PRICE EROSION; MANAGEMENT OF GROWTH

     The Company has experienced, and expects to continue to experience, fluctuations in sales and operating results from quarter-to-quarter. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. The Company's operating results may be subject to significant quarterly fluctuations as a result of a number of factors, including: (i) the Company's ability to be among the first-to-volume production with competitive products; (ii) fluctuations in HDD product demand as a result of the cyclical and seasonal nature of the personal computer ("PC") industry; (iii) the availability and extent of utilization of manufacturing capacity; (iv) changes in product or customer mix; (v) entry of new competitors;
(vi) the complex and difficult process of qualifying the Company's products with its customers; (vii) cancellation or rescheduling of significant orders; (viii) deferrals of customer orders in anticipation of new products or enhancements;
(ix) the impact of price protection measures and return privileges granted by the Company to certain distributors and retailers; (x) component and raw material costs and availability, particularly with respect to components obtained from sole or limited sources; (xi) the availability of adequate capital resources; (xii) increases in research and development expenditures to maintain the Company's competitive position; (xiii) changes in the Company's strategy;
(xiv) personnel changes; and (xv) other general economic and competitive factors. Moreover, since a large portion of the Company's operating expenses, including rent, salaries, capital lease and debt payments and equipment depreciation, are relatively fixed and difficult to reduce or modify, the adverse effect of any decrease in revenue as a result of fluctuations in product demand or otherwise will be magnified by the fixed nature of such operating expenses and could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the HDD industry is characterized by rapidly declining ASPs over the life of a product even for those products which are competitive and timely-to-market. The Company anticipates that this market characteristic will continue for the foreseeable future. In general, the ASP for a given product in the desktop HDD market decreases over time as increases in the supply of competitive products and cost reductions occur and as technological advancements are achieved. The rate of ASP decline accelerates when, as is currently the case in the HDD industry, some competitors lower prices to absorb excess capacity, liquidate excess inventories, restructure or attempt to gain market share. The Company expects ASPs to continue to decline for the second quarter of 1998 and the remainder of the year. This continuing price erosion could have a material adverse effect on the Company's business, financial condition and results of operations.

     In July 1996, the Company began to modify its management and operational structures. From the first quarter of 1997 to the first quarter of 1998, the Company's timely introduction and volume production of competitive products resulted in quarterly revenue growth. Such restructuring activities and revenue growth placed and are expected in the future to place a significant strain on the Company's personnel and resources. The Company's ability to maintain the advantages of the restructuring and to manage future growth, if any, will depend on its ability to: (i) continue to implement and improve its operational, financial and management information and control systems on a timely basis; (ii) hire, train, retain and manage an expanding employee base; and (iii) maintain effective cost controls, all while being among the first-to-volume production with competitive products. The inability of the Company's management to maintain the advantages of the restructuring, to manage future growth effectively and to continue to be among the first-to-volume production with competitive products could have a material adverse effect on the Company's business, financial condition and results of operations.

     See "-- Risks of Failed Execution; Changing Customer Business Models" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISKS OF FAILED EXECUTION; CHANGING CUSTOMER BUSINESS MODELS

     PC original equipment manufacturers ("OEMs") compete in a market that is consolidating market share among the top ten PC OEMs, which accounted for greater than 50% of all PC units shipped during 1997 and the first six months of 1998. A majority of the Company's HDDs are sold to PC OEMs, which accounted for 72.2% of the Company's revenues for the second quarter of 1998. The process of qualifying the Company's products with these PC OEM customers can be complex and difficult. These PC OEMs use the quality, storage capacity and performance characteristics of HDDs to select their HDD providers. PC OEMs typically seek to qualify three or four providers for a given HDD product generation. To qualify consistently with PC OEMs and thus succeed in the desktop HDD industry, an HDD provider must consistently execute on its product development and manufacturing processes in order to be among the first-to-market entry and first-to-volume production at leading storage capacity per disk with competitive prices. Once a PC OEM has chosen its qualified HDD vendors for a given PC product, it generally will purchase HDDs from those vendors for the life of that product. If a qualification opportunity is missed, the Company may not have another opportunity to do business with that PC OEM until the next generation of the Company's products is introduced. The effect of missing a product qualification opportunity is magnified by the limited number of high volume PC OEMs. Failure to reach the market on time or to deliver timely volume production usually results in significantly decreased gross margins due to rapidly declining ASPs and dramatic losses in market share. Failure to obtain significant PC OEM customer qualifications for new or existing products in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition to developing and qualifying new products, the Company must address the increasingly changing and sophisticated business needs of its customers. For example, PC OEMs and other PC suppliers are starting to adopt build-to-order manufacturing models which reduce their component inventories and related costs and enable them to tailor their products more specifically to the needs of their customers. Various PC OEM customers also are considering or have implemented a "channel assembly" model in which the PC OEM ships a minimal computer system to the dealer or other assembler, and component suppliers (including

HDD manufacturers such as the Company) ship parts directly to the dealer or other assembler for installation at its location. Finally, certain PC suppliers have adopted just-in-time inventory management processes which require component suppliers to maintain inventory at or near the PC supplier's production facility. Together, these changing models increase the Company's capital requirements and costs, complicate the Company's inventory management strategies, and make it more difficult to match manufacturing plans with projected customer demand, thereby increasing the risk of inventory obsolescence and ASP erosion as a result of later shipments to customers. The Company's failure to manage its manufacturing output or inventory in response to these new customer demands and other similar demands that may arise in the future as customers further change their ordering and assembly models could lead to a decline in the demand for the Company's products and a loss of existing or potential new customers and could have a material adverse effect on the Company's business, financial condition and results of operations.

     See "-- Customer Concentration," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business -- Industry Background -- HDD Market Challenges," "-- Customers and Sales Channels" and "-- Sales and Marketing."

HIGHLY COMPETITIVE INDUSTRY

     Although the Company's share of the desktop HDD market has increased steadily since the first quarter of 1997, this market segment and the HDD market in general are intensely competitive and characterized by rapid technological change, rapid rates of product and technology obsolescence, changing customer requirements, dramatic shifts in market share and significant erosion of ASPs. Consequently, there can be no assurance that the Company will be able to improve on, or prevent the erosion of, the Company's present share of the desktop HDD market.

     The Company competes primarily with manufacturers of 3.5-inch HDDs, including Fujitsu Limited ("Fujitsu"), Quantum Corporation ("Quantum"), Samsung Company Limited ("Samsung"), Seagate Technology, Inc. ("Seagate") and Western Digital Corporation ("Western Digital"), many of which have a larger share of the desktop HDD market than the Company. Other companies, such as International Business Machines Corporation ("IBM"), will be significant competitors of the Company in one or more of the markets into which the Company plans to expand its product portfolio, and could be significant competitors of the Company in its current market should they choose to commit significant resources to providing desktop HDDs.

     Most of the Company's competitors offer a broader array of product lines and have significantly greater financial, technical, manufacturing and marketing resources than the Company. Unlike the Company, certain of the Company's competitors manufacture a significant number of the components used in their HDDs and thus may be able to achieve significant cost advantages over the Company. Certain competitors have preferred vendor status with many of the Company's customers, extensive marketing power and name recognition, and other significant advantages over the Company. In addition, such competitors may determine, for strategic reasons or otherwise, to consolidate, lower the prices of their products or bundle their products with other products. The Company's competitors have established and may in the future establish financial or strategic relationships among themselves or with existing customers, resellers or other third parties. New competitors or alliances could emerge and rapidly acquire significant market share.

     The Company believes that important competitive factors in the HDD market are quality, storage capacity, performance, price, time-to-market entry, time-to-volume production, PC OEM product qualifications, breadth of product lines, reliability, and technical service and support. The Company believes it generally competes favorably with respect to these factors. The failure of the Company to develop and market products that compete successfully with those of other suppliers in the HDD market would have a material adverse effect on the Company's business, financial condition and results of operations.

     See "Business -- Competition."

FLUCTUATION IN PRODUCT DEMAND; FOCUS ON SINGLE MARKET

     The Company presently offers a single product family which is designed for the desktop PC segment of the HDD industry. The demand for the Company's HDD products is therefore dependent to a large extent on the overall market for desktop PCs which, in turn, is dependent on PC life cycles, demand by end-users for increased PC performance and functionality at lower prices (including increased storage capacity), availability of substitute products, including laptop PCs, and overall foreign and domestic economic conditions. The desktop PC and HDD markets are characterized by periods of rapid growth followed by periods of oversupply, and by rapid price and gross margin erosion. This environment makes it difficult for the Company and its PC OEM customers to reliably forecast demand for the Company's products. The Company does not enter into long-term supply contracts with its PC OEM customers, and such customers often have the right to defer or cancel orders with limited notice and without significant penalty. If demand for desktop PCs falls below the customers' forecasts, or if customers do not manage inventories effectively, they may cancel or defer shipments previously ordered from the Company. Moreover, while there has been significant growth in the demand for desktop PCs over the past several years, according to International Data Corporation ("IDC"), the growth rate in the desktop PC market has slowed in recent quarters. Because of the Company's reliance on the desktop segment of the PC market, the Company will be more strongly affected by changes in market conditions for desktop PCs than would a company with a broader range of products. Any decrease in the demand for desktop PCs could lead in turn to a decrease in the demand for the Company's HDD products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Although the desktop PC segment is currently the largest segment of the HDD market, the Company believes that over time, market demand may shift to other market segments that may experience significantly faster growth. In addition, the Company believes that to remain a significant provider of HDDs to major PC OEMs, the Company will need to offer a broader range of HDD products for the existing and new product categories of its PC OEM customers. For these reasons, the Company will need to develop and manufacture new products which address additional HDD market segments and emerging technologies to remain competitive in the HDD industry. Examples of potentially important market segments that the Company's current products are not positioned to address include: (i) the client-server market, which may continue to grow in part as a result of the emerging market trend toward "network computers" (which utilize central servers for data storage and thereby reduce the need for desktop storage); (ii) lower cost (typically below $1,000), lower performance PC systems principally for the consumer marketplace; and (iii) laptop PCs. Significant technological innovation and re-engineering will be required for the Company to produce products that effectively compete in these and other new or growing segments of the HDD market, and there can be no assurance that the Company will be able to design or produce such new products on a timely or cost-effective basis, if at all, while maintaining the required product quality or that such products or other future products will attain market acceptance. Certain of the Company's competitors have significant advantages over the Company in one or more of these and other potentially significant new or growing market segments.

     See "-- Highly Competitive Industry," "-- Customer Concentration" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and "Business-Competition."

RAPID TECHNOLOGICAL CHANGE AND PRODUCT DEVELOPMENT

     The HDD industry is characterized by rapid technological change, rapid rates of product and technology obsolescence, changing customer requirements, dramatic shifts in market share and significant erosion of ASPs, any of which may render the Company's products obsolete. The Company's future results of operations will depend on its ability to enhance current products and to develop and introduce volume production of new competitive products on a timely and cost-effective basis. To succeed, the Company also must keep pace with and correctly anticipate technological developments and evolving industry standards and methodologies.

     Both in the desktop HDD market for which the Company's current products are designed and in any other HDD market segments in which the Company may compete in the future, advances in magnetic, optical or other technologies, or the development of entirely new technologies, could result in the creation of competitive products that have better performance and/or lower prices than the Company's products. Examples of such new technologies include "giant magneto-resistive" ("GMR") head technology (which already has been introduced by IBM and which Western Digital reportedly will use in its products pursuant to an agreement with IBM) and optically-assisted recording technologies (which currently are being developed by companies such as TeraStor Corporation and Seagate). Currently, the Company intends to incorporate

GMR head technology into future products and is evaluating the various approaches to and timing of such a transition. The Company has decided not to pursue optically-assisted recording technologies at this time.

     There can be no assurance that the Company's existing markets will not be eroded by technological developments; that the Company will be successful in developing, manufacturing and marketing product enhancements or new products that respond to and anticipate technological change, such as the transition to GMR head technology and changing customer requirements; or that its new products and product enhancements will be introduced or manufactured in volume on a timely basis and will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Inability to introduce or achieve volume production of competitive products on a timely basis has in the past and could in the future have a material adverse effect on the Company's business, financial condition and results of operations.

     Unlike some of its competitors, the Company does not manufacture any of the components used in its HDDs, including key components such as heads, disks and PCBs. The Company's product development process therefore involves incorporating components designed by and purchased from third party suppliers. As a consequence, the success of the Company's products is in great part dependent on the Company's ability to gain access to and integrate components which utilize leading-edge technology. The successful management of these integration projects depends on the timely availability and quality of key components, the availability of appropriately skilled personnel, the ability to integrate different products from a variety of vendors effectively, and the management of difficult scheduling and delivery problems. There can be no assurance that the Company will be able to manage successfully the various complexities encountered in integration projects. The Company's success will depend in part on its relationships with key component suppliers, and there can be no assurance that such relationships will develop, that the Company will identify the most advantageous suppliers with which to establish such relationships, or that existing or future relationships with component suppliers will continue for any significant time period.

     See "-- Dependence on Suppliers of Components and Sub-Assemblies," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview," "Business -- Product Development/ Technology" and "-- Products."

TRANSITION TO AND DEPENDENCE ON INFORMATION SYSTEMS; YEAR 2000 PROBLEM

     The Company is preparing to implement the SAP System provided by SAP, AG ("SAP"), in the fourth quarter of 1998. The SAP System is designed to automate more fully the Company's business processes and will affect most of the Company's functional areas including, without limitation, finance, procurement, inventory control, collections, order processing and manufacturing, and its implementation will require certain upgrades in the Company's existing computer hardware systems. Historically, there have been substantial delays in the implementation of such systems at other companies. Unlike most companies, which implement new information systems in stages over time, the Company has chosen to install and activate the SAP System across most functional areas of the Company simultaneously. The Company believes it is among the first to undertake such a broad, simultaneous implementation of the SAP System. This approach may substantially increase the risk of delay or failure in the SAP System's implementation.

     Implementation of the SAP System will be complex, expensive and time intensive and its successful implementation could be adversely affected by various factors including: (i) any failure to provide adequate training to employees; (ii) any failure to retain skilled members of the implementation team or to find suitable replacements for such personnel; (iii) the scope of the implementation plan being expanded by unanticipated changes in the Company's business; (iv) any inability to extract data from the Company's existing information system and convert that data into a format that can be accepted by the SAP System; (v) any failure to devise and run appropriate testing procedures that accurately reflect the demands that will be placed on the SAP System following its implementation; and (vi) any failure to develop and implement adequate fall-back procedures in the event that difficulties or delays arise during the initial start-up phase of the SAP System.

     In connection with the implementation of the SAP System, the Company may experience functional and performance problems, including problems relating to the SAP System's response time and data integrity. In addition, resolution of any such problems could entail additional costs. Moreover, as a result of the Company's simultaneous implementation approach, the Company will not have an operational backup information system in the event of a failure of the SAP System. There can be no assurance that the Company will be able to implement the SAP System successfully on a timely and cost effective basis or that the SAP System will not fail or prove to be unsuitable for the Company's needs. The inability of the Company to implement or resolve problems with the SAP System in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. No amounts have been accrued in the Company's consolidated financial statements included elsewhere in this Prospectus for any probable expenses or lost revenue that could result from problems in implementing the SAP System.

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies, including Maxtor, will need to be upgraded to comply with such "Year 2000" requirements. Because of the Company's change in its fiscal year end in 1996, the Company's current information systems will need to be upgraded by January 1999 to avoid Year 2000 problems. While the SAP System is expected to resolve this potential problem, there can be no assurance that the SAP System can be implemented successfully and on a timely basis. Moreover, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. Any disruption in the Company's operations as a result of Year 2000 noncompliance, whether by the Company or a third party, could have a material adverse effect on the Company's business, financial condition and results of operations.

     See "-- Control by and Dependence on Hyundai," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Transactions."

DEPENDENCE ON AND INTEGRATION OF KEY PERSONNEL; HIRING ADDITIONAL SKILLED PERSONNEL

     The Company's success depends upon the continued contributions of its key management, engineering and other technical personnel many of whom, and in particular Michael R. Cannon, the Company's President and Chief Executive Officer, would be extremely difficult to replace. The Company does not have employment contracts with any of its key personnel other than Mr. Cannon; Paul
J. Tufano, its Vice President, Finance and Chief Financial Officer; William F. Roach, its Senior Vice President, Worldwide Sales and Marketing; Dr. Victor B. Jipson, its Senior Vice President, Engineering; Phillip C. Duncan, its Vice President, Human Resources; and K.H. Teh, its Vice President, Worldwide Manufacturing. Furthermore, the Company does not maintain key person life insurance on any of its personnel. In addition, the majority of the Company's senior management and a significant number of its other employees have been with the Company for less than two years. The Company's inability to retain its existing personnel and effectively manage the integration of new personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

     To maintain its current market position and support future growth, the Company will need to hire, train, integrate and retain significant numbers of additional highly skilled managerial, engineering, manufacturing, sales, marketing, support and administrative personnel. Competition worldwide for such personnel is extremely intense, and there can be no assurance that the Company will be able to attract and retain such additional personnel. The Company believes that certain competitors recently have made targeted efforts to recruit personnel from the Company, and such efforts have resulted in the Company losing some skilled managers. There can be no assurance that such personnel losses will not continue or increase in the future. Delays in hiring or the inability to hire, train, integrate or retain required personnel, particularly engineers, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, companies in the HDD industry whose employees accept positions with competitive companies frequently claim that their competitors have engaged in unfair hiring practices. There can be no assurance that the Company will not receive such claims in the future as it seeks to hire qualified personnel or that such claims will not involve the Company in litigation. Consequently, the Company could incur substantial costs in defending itself against any such claims, regardless of their merits.

     See "Business -- Employees" and "Management -- Directors and Executive Officers."

CONTROL BY AND DEPENDENCE ON HYUNDAI

     HEA owns approximately 99.8% of the shares of the outstanding Common Stock. Five out of the seven members of the Company's Board of Directors (the "Board") are currently employees of HEA or one of its affiliates. After HEA owns less than a majority of the Company's voting stock, HEA will have the contractual right to designate one person for nomination to serve as a director in each of the three classes of the Board. Accordingly, HEA will be able to influence or control major decisions of corporate policy and to determine the outcome of any major transaction or other matter submitted to the Company's stockholders or directors, including borrowings, issuances of additional Common Stock and other securities of the Company, the declaration and payment of any dividends on Common Stock, potential mergers or acquisitions involving the Company, amendments to the Company's Amended and Restated Certificate of Incorporation (the "Amended and Restated Certificate of Incorporation") and Bylaws (the "Bylaws") and other corporate governance issues. In particular, the affirmative vote of two-thirds of the outstanding voting stock is required to approve certain types of amendments to the Amended and Restated Certificate of Incorporation. Consequently, HEA will be able to block approval of any such amendments that may be proposed in the future as long as it owns at least one-third of the Common Stock and may be able to make it difficult to achieve approval of any such amendment for as long as it owns a significant amount of Common Stock even if its ownership falls below one-third. The Company has granted HEA the contractual right to maintain its ownership interest at 30% through 2000. Stockholders other than HEA therefore are likely to have little or no influence on decisions regarding such matters. HEA and the Company have entered into a Stockholder Agreement under which the Company has granted HEA certain rights to require the Company to register HEA's shares of Common Stock and the right to designate for nomination up to three members of the Board so long as ownership by HEA and certain of its affiliates is between 50% and 10% of the outstanding voting securities of the Company. In a Stockholder Agreement by and among HEI, HEA and the Company (the "Stockholder Agreement"), HEA has agreed to certain restrictions on its rights to solicit proxies, to acquire additional shares of Common Stock and to compete with the Company.

     Conflicts of interest may arise from time to time between the Company and HEA or its affiliates in a number of areas relating to their past and ongoing relationships, including potential competitive business activities, corporate opportunities, tax matters, intellectual property matters, indemnity agreements, registration rights, sales or distributions by HEA of all or any portion of its ownership interest in the Company or HEA's ability to control the management and affairs of the Company. There can be no assurance that HEA and the Company will be able to resolve any potential conflict or that, if resolved, the Company would not receive more favorable resolution if it were dealing with an unaffiliated party. The Amended and Restated Certificate of Incorporation specifies certain circumstances in which a transaction between the Company and HEA or an affiliated entity will be deemed fair to the Company and its stockholders, and prescribes guidelines under which HEA and its affiliates will be deemed not to have breached any fiduciary duty or duty of loyalty to the Company, or to have usurped a corporate opportunity available to the Company, if specified conditions are met.

     HEI served as guarantor for the Company's borrowings under various revolving bank credit facilities from August 1995 through June 1998. At December 27, 1997, aggregate indebtedness of the Company guaranteed by HEI under such facilities was $170.0 million. Due to the economic conditions in Korea and significant recent devaluations of the Korean won versus the U.S. dollar, HEI's reported financial condition as of year-end 1997 was not in compliance with certain financial covenants applicable to HEI as guarantor under such revolving credit facilities, and such non-compliance constituted a default by the Company under such revolving credit facilities and also a default (through a cross-default clause) under an uncommitted credit facility of the Company that is repayable on demand of the lender, is not guaranteed and had an outstanding principal amount of $30.0 million as of December 27, 1997. The default under the revolving credit facilities was waived by the lending banks in June 1998 in exchange for Hyundai Heavy Industries Co., Ltd. ("HHI"), a partial owner of HEA, becoming the guarantor under such facilities in place of HEI and an increase in pricing to reflect borrowing rates based on HHI's current credit rating. As of June 27, 1998, aggregate indebtedness of $170.0 million under the revolving credit facilities was guaranteed by HHI. To date, the lender under the demand facility has not demanded repayment of the $30.0 million outstanding under that facility.

However, the Company believes that current market conditions for such facilities are not as favorable as they have been at certain times in the past, that for various reasons the number of potential lenders actively providing credit facilities to companies in the data storage industry may have decreased recently, and that the terms on which the remaining potential lenders are willing to offer such facilities have become significantly more restrictive and/or costly. Consequently, there can be no assurance that the Company will be able to obtain or retain adequate credit facilities or as to the terms and amount of any such facilities. Any failure to obtain or retain adequate credit facilities on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, as a majority-owned subsidiary of HEA, the Company had the benefit of a letter of support from HEI under which HEI agreed to provide sufficient financial support to ensure that the Company would continue as a going concern. The Company believes that it will no longer have the benefit of the support letter.

     HEA could decide to sell or otherwise dispose of all or a portion of its shares of Common Stock at some future date, and there can be no assurance that HEI or HEA will maintain any past or future relationships or arrangements with the Company following any transfer by HEA of a controlling or substantial interest in the Company or that other holders of Common Stock will be allowed to participate in such transaction. Sales by HEA of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices for the Common Stock.

     Since 1996, the Company has been a member of the HEA U.S. consolidated tax group for U.S. federal income tax purposes. Certain material tax consequences result from such affiliation.

     HEI and IBM are parties to a patent cross license agreement (the "IBM License Agreement"), under which HEI and its subsidiaries, including the Company, are licensed with respect to certain IBM patents. HEI is required under the IBM License Agreement to pay IBM a license fee, payable in installments through 2007. HEI has entered into a sublicense with the Company (the "Sublicense Agreement") pursuant to which the Company is obligated to pay IBM a portion of the license fee otherwise due from HEI under the IBM License Agreement, payable in annual installments, when such amounts are due from HEI to IBM. Under the IBM License Agreement, if Maxtor ceases to be a majority-owned subsidiary of HEA, the Company can obtain a royalty-free license under the same terms from IBM upon the joint request of HEI and the Company and the fulfillment of certain conditions. Pursuant to the Sublicense Agreement, HEI has agreed to cooperate to obtain such a license for the Company once the Company ceases to be a majority-owned subsidiary, and the Company has agreed to continue to pay IBM the Company's allocated portion of the license fee following the grant of such a license from IBM. The Company intends to obtain such a license if the Company no longer is a majority owned subsidiary of HEA. HEI and the Company have indemnified each other for certain liabilities arising from their acts or omissions relating to the IBM License Agreement.

     As discussed more fully above in "-- Transition to and Dependence on Information Systems; Year 2000 Problem," the Company is preparing to implement the SAP System. The Company's rights to the SAP System are governed by a license agreement between Hyundai Information Technology Co., Ltd. ("HIT"), an affiliate of HEI, and SAP, which provides that the Company will have the right to use existing software releases so long as the Company remains an affiliate of HIT. The Company currently is discussing with SAP the terms under which the Company could obtain a direct license with SAP. In the event the Company is no longer a majority-owned subsidiary of HEA and is not able to obtain a direct license with SAP, the Company will not be entitled to receive new releases of SAP's information system software or expand the system for other functions. As a result, the Company would not be able to effectively utilize its new information system in the future, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     See "-- Transition to and Dependence on Information Systems; Year 2000 Problem," "-- Risks Associated with Leverage," "-- Certain Tax Risks,"
"-- Single Manufacturing Facility; Future Need for Additional Capacity,"
"-- Expected Volatility of Stock Price; Absence of Current Trading Market for the Common Stock," "Business -- Intellectual Property" and "Certain Transactions."

CERTAIN TAX RISKS

     Due to the Company's operating losses, its net operating loss ("NOL") carryforwards and its favorable tax status in Singapore, the Company's tax expense historically has represented only a small percentage of the Company's expenses. The Company's foreign and U.S. tax liability will increase substantially in future periods if the Company attains profitability.

     In December 1997, Maxtor Singapore was granted pioneer tax status in Singapore, thus exempting it from paying Singapore income taxes until June 30, 2003, subject to the ongoing satisfaction of certain conditions. Maxtor Singapore is eligible for up to two additional two-year extensions of this pioneer tax status, subject to the satisfaction of certain additional conditions. There can be no assurance that Maxtor Singapore will be able to satisfy or, if satisfied, to maintain compliance with, the required conditions. If Maxtor Singapore is unable to satisfy and maintain compliance with the required conditions and is unable to obtain a waiver of any such failure, it would lose its pioneer tax status, or would be ineligible for such extensions, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Since 1996, the Company has been a member of the HEA Tax Group for U.S. federal income tax purposes. On December 27, 1997, for federal income tax purposes, the Company had NOL carryforwards of approximately $616.7 million and tax credit carryforwards of approximately $18.8 million which will expire beginning in fiscal year 1999. In June, 1998 the Company caused Maxtor Singapore to pay a $400.0 dividend which will utilize a substantial portion of the Company's NOL carryforwards. In addition, a substantial portion of the remaining NOL carryforwards likely will be utilized by the HEA Tax Group for the 1998 tax year and in connection with amendments to returns for prior years. As a result, there will be a significant reduction in the NOL carryforwards available to the Company for federal income tax purposes for subsequent tax years. Utilization and payment for the Company's NOL carryforwards by the HEA Tax Group is governed by the Tax Allocation Agreement. Under the Tax Allocation Agreement, neither HEA nor the Company shall reimburse the other for any utilization of the other member's NOLs or other tax attributes in the consolidated or combined income tax returns, except that each party shall reimburse the other for any use of the other party's tax attributes as a result of any return or amended return filed after September 15, 1999 or by a taxing authority adjustment after September 15, 1999.

     As a result of the Company's acquisition by HEA, utilization of approximately $253.0 million of the Company's NOL carryforwards and the deduction equivalent of approximately $18.3 million of tax credit carryforwards is limited to approximately $22.4 million per year. If more than 50% of the Company's outstanding capital stock is acquired, then the amount of the Company's U.S. federal taxable income for any tax year ending after the date of such acquisition which may be offset by the Company's NOL carryforwards remaining after deconsolidation from the HEA Tax Group will be limited to an amount equal to the aggregate value of the Common Stock and the Series A Preferred Stock immediately before the ownership change multiplied by the long-term tax exempt rate then in effect (e.g., 5.15% for ownership changes occurring during July 1998).

     For periods during which the Company is or was a member of the HEA Tax Group, the Company and its subsidiaries have filed or will file tax returns as part of the HEA Tax Group. At such time as HEA ceases to own at least 80% of the total voting power and at least 80% of the total value of the Company's capital stock, the Company will cease to be a member of the HEA Tax Group; however, the Company will remain liable for its allocable share of the consolidated or combined tax return liability and for tax deficiencies of the entire HEA Tax Group which relate to the period during which the Company was a member of the HEA Tax Group. There can be no assurance that the HEA Tax Group will satisfy all tax obligations for such periods or that additional liabilities will not be assessed for such periods. In addition, there can be no assurance that the Company's share of the consolidated or combined tax liability will not be increased as a result of subsequent events, such as taxing authority audit adjustments or the filing of amended returns affecting either the Company's items of gain, income, loss, deduction or credit or another member's items of gain, income, loss, deduction or credit. The Company has agreed to indemnify and reimburse HEA if any member of the HEA Tax Group is required to pay any tax, interest or penalty to any taxing authority related to any additional Company separate tax return liability and if there is any increase in the consolidated or combined tax return liability resulting from revisions to the Company's taxable income or revisions to another HEA Tax Group Member's taxable income, except to the extent such revisions to another HEA Tax Group Member's taxable income are made after September 15, 1999. HEA has agreed to indemnify and reimburse the Company if the Company or any of its subsidiaries is required to pay any tax, interest or penalty to any taxing authority related to any separate tax return of any member of the HEA Tax Group other than the Company or its subsidiaries, and if the Company or any of its subsidiaries is required to pay to any taxing authority any amount in excess of the Company's share of the consolidated or combined tax return liability.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Tax Matters."

RISKS ASSOCIATED WITH LEVERAGE

     The Company historically has operated with significant amounts of debt as compared to its equity. At June 27, 1998, the Company had outstanding approximately $350.5 million in principal amount of indebtedness. In the first six months of 1998 and for the fiscal year ended December 31, 1997 and nine months ended December 28, 1996, the Company's interest payments were $10.0 million, $26.5 million and $13.4 million, respectively. During the first quarter of 1998, the Company repaid $5.0 million of principal under long term debt agreements. The Company also has an asset securitization program under which the Company sells its accounts receivable on a non-recourse basis. At June 27, 1998, $100.0 million of accounts receivable was securitized under the program. Continuance of the program is subject to certain conditions, including a condition that all of the long-term public senior debt securities of HHI not fall below a specified rating. The Company has begun negotiations with respect to a $200 million asset securitization program which does not require any support from HEA or any of its affiliates and the Company believes it will be able to close this program and terminate its existing securitization program by July 31, 1998. However, there can be no assurance that the Company will be able to obtain commitments to enter into such a program or will be able to implement successfully the new securitization program. Failure of the Company to close the replacement asset securitization program or to obtain alternative financing would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company will continue to be subject to the risks associated with leverage, which include: (i) principal and interest repayment obligations which require the expenditure of substantial amounts of cash, the availability of which will be dependent on the Company's future performance; (ii) the inability to repay principal or interest when due or violation of loan covenants, which could result in a default on the debt, acceleration of its principal amount and legal actions against the Company; and (iii) adverse effects of interest expense on the Company's business, financial condition and results of operations.

     See "-- Control By and Dependence on Hyundai," "-- Single Manufacturing Facility; Future Need for Additional Capacity," "-- Need for Additional Capital," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Certain Transactions."

SINGLE MANUFACTURING FACILITY; FUTURE NEED FOR ADDITIONAL CAPACITY

     The Company's volume manufacturing operations currently are based in a single facility in Singapore. A fire, flood, earthquake or other disaster or condition affecting the Company's facility could disable such facility. Any damage to, or condition interfering with the operation of, the Company's manufacturing facility could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company anticipates that it may need additional manufacturing capacity as early as the beginning of the year 2000. In anticipation of that need, in the summer of 1997, HEI began construction of a 450,000 square foot manufacturing facility in Dalian, China (the "Dalian Facility") for the purpose of making additional manufacturing capacity available to Maxtor. The Dalian Facility is only partially completed and construction is continuing at a reduced pace. HEI has expended approximately $23.0 million on the construction to date. An additional estimated $60.0 million investment will be required to complete the Dalian Facility to the point where manufacturing lines can be installed, and an estimated additional $25.0 million of machinery and equipment will be required to make the facility ready for its initial phase of operation. The Company and HEI have agreed to discuss the terms under which the Dalian Facility will be completed and by which the Company would either buy or lease the Dalian Facility from HEI, and the Company intends to utilize the Dalian Facility if acceptable terms can be agreed upon. There can be no assurance that the Company will be able to successfully negotiate any such agreement with HEI or that the Dalian Facility will be completed by the time Maxtor requires additional capacity. The terms of any agreement with regard to the Dalian Facility are subject to the approval of the Affiliated Transactions Committee of the Board. Moreover, any such agreement would be conditioned on the transfer of HEI's business license for the Dalian Facility and the transfer of HEI's tax holiday status and other regulatory concessions in Dalian to the Company. If the Company is unable to reach agreement with HEI on acceptable terms or obtain the tax holiday status and other regulatory concessions and the applicable business license, the Company may need to acquire additional manufacturing capacity at other sites. In addition to the Dalian Facility, the Company currently is investigating other manufacturing facilities within Asia. Although the Company believes that alternative manufacturing facilities will be available, a failure by the Company to obtain, on a timely basis, a facility or facilities which allow the Company to meet its customers' demands will limit the Company's growth and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is experiencing space constraints at its Longmont, Colorado facility and is exploring opportunities to obtain additional space at a new facility in the Longmont area. There can be no assurance that the Company will be able to obtain a lease for a facility that can accommodate its needs or that, if obtained, such additional space will be available to the Company on terms at least as favorable as the terms governing its current lease.

     See "-- Need for Additional Capital," "-- Dependance on International Operation; Risks from International Sales," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," "Business -- Manufacturing" and "-- Facilities."

NEED FOR ADDITIONAL CAPITAL

     The HDD industry is capital intensive. The Company will require substantial additional working capital to fund its business. The Company's future capital requirements will depend on many factors, including the rate of sales growth, if any, the level of profitability, if any, the timing and extent of spending to support facilities upgrades and product development efforts, the timing and size of business or technology acquisitions, the timing of introductions of new products and enhancements to existing products. Any future equity financing will decrease existing stockholders' percentage equity ownership and may, depending on the price at which the equity is sold, result in significant economic dilution to such stockholders. Moreover, in connection with future equity offerings, the Company may issue preferred stock with rights, preferences or privileges senior to those of the Common Stock. Pursuant to the Amended and Restated Certificate of Incorporation, the Board has authority to issue up to 95 million shares of preferred stock and to fix the rights, preferences and privileges of such shares (including voting rights) without any further action or vote by the stockholders.

     In the future the Company may require alternative sources of liquidity. The unavailability of, or delays in obtaining, any necessary financing could prevent or delay the continued development and marketing of the Company's products and may require curtailment of various operations of the Company and, if adequate funds were not available from operating profits, would have a material adverse effect on the Company's business, financial condition and results of operations.

     See "-- Control by and Dependence on Hyundai," "-- Risks Associated with Leverage," "-- Single Manufacturing Facility; Future Need for Additional Capacity," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Certain Transactions."

CUSTOMER CONCENTRATION

     The Company focuses its marketing efforts on and sells its HDDs to a limited number of PC OEMs, distributors and retailers. During the six months ended June 27, 1998, two customers, Dell and IBM, accounted for approximately 27% and 17% respectively, of the Company's revenues, and the Company's top ten customers accounted for approximately 74% of the Company's revenue. During the fiscal year ended December 27, 1997, two PC OEM customers, Compaq and Dell, accounted for approximately 21% and 10%, respectively, of the Company's revenue, and the Company's top ten customers accounted for approximately 60% of the Company's revenue. During the fiscal year ended December 28, 1996, one customer, SED International Holdings, Inc. ("SED"), a distributor, accounted for approximately 11% of the Company's revenue and the Company's top ten customers accounted for approximately 68% of the Company's revenue. During the fiscal year ended March 30, 1996, while no customer accounted for more than 10% of the Company's revenue, the Company's top ten customers accounted for approximately 51% of the Company's revenue.

     The Company anticipates that a relatively small number of customers will continue to account for a significant portion of its revenue for the foreseeable future, and that the proportion of its revenue derived from such customers may continue to increase in the future. The ability of the Company to maintain strong relationships with its principal customers, including in particular its PC OEM customers, is essential to the ongoing success and profitability of the Company. Although the Company believes its relationships with key customers generally are good, in order to maintain its customer relationships, particularly with PC OEMs, the Company must be among the first-to-volume production with competitive products. The concentration of sales in a relatively small number of major customers represents a business risk that loss of one or more accounts, or a decrease in the volume of products sold to such accounts, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Due to the intense competition in the HDD market, customers may choose from various suppliers and therefore can make substantial demands on their chosen suppliers. The Company's customers generally are not obligated to purchase any minimum volume and generally are able to terminate their relationship with the Company at will. Consequently, major customers have significant leverage over the Company and may attempt to change the terms, including pricing and delivery terms, upon which the Company sells its products. Moreover, as the Company's PC OEM, distributor and retail customers are pressured to reduce prices in response to competitive factors, the Company may be required to reduce the prices of its products before it knows how, or if, internal cost reductions can be obtained. If the Company is forced to change the terms, including pricing, upon which the Company sells its products or is unable to achieve required cost reductions in connection with reductions in the prices of its products, the Company's operating margins could decline and such decline could have a material adverse effect on the Company's business, financial condition and results of operations.

     See "-- Risks of Failed Execution; Changing Customer Business Models,"
"- Fluctuation in Product Demand; Focus on a Single Market," "-- Dependence on International Operations; Risks from International Sales," "- Expected Volatility of Stock Price; Absence of Current Trading Market for the Common Stock," and "Business -- Customers and Sales Channels."

DEPENDENCE ON SUPPLIERS OF COMPONENTS AND SUB-ASSEMBLIES

     The Company does not manufacture any of the components used in its HDDs and therefore is dependent on qualified suppliers for the components that are essential for manufacturing the Company's products, including heads, head stack assemblies, media and integrated circuits. A number of the key components used by the Company in its products are available from only one or a limited number of outside suppliers. Currently, the Company purchases DSP/controller and spin/servo integrated circuits only from Texas

Instruments, Inc. ("TI") and purchases channel integrated circuits only from Lucent Technologies, Inc. ("Lucent"). Some of the components required by the Company may periodically be in short supply, and the Company has, on occasion, experienced temporary delays or increased costs in obtaining components. As a result, the Company must allow for significant lead times when procuring certain components. In addition, cancellation by the Company of orders for components due to cut-backs in production precipitated by market oversupply, reduced demand, transition to new products or technologies or otherwise can result in payment by the Company of significant cancellation charges to suppliers. The Company orders the majority of its components on a purchase order basis and only has limited long-term volume purchase agreements with certain existing suppliers. Any inability of the Company to obtain sufficient quantities of components meeting the Company's specifications, or to develop in a timely manner alternative sources of component supply if and as required in the future, could adversely affect the Company's ability to manufacture its products and deliver them on a timely basis, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Because the Company does not manufacture any of the components used in its HDDs, the Company's product development process involves incorporating components designed by and purchased from third party suppliers. As a consequence, the success of the Company's products is in great part dependent on the Company's ability to gain access to and integrate components which utilize leading-edge technology. The successful management of these integration projects depends on the timely availability and quality of key components, the availability of appropriately skilled personnel, the ability to integrate different products from a variety of vendors effectively, and the management of difficult scheduling and delivery problems. There can be no assurance that the Company will be able to manage successfully the various complexities encountered in integration projects. The Company's success will depend in part on its relationships with key component suppliers, and there can be no assurance that such relationships will develop, that the Company will identify the most advantageous suppliers with which to establish such relationships, or that existing or future relationships with component suppliers will continue for any significant time period.

     See "-- Rapid Technological Change and Product Development,"
"Business -- Product Development/ Technology" and "Business -- Products."

LIMITED PROTECTION OF INTELLECTUAL PROPERTY; RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT

     The Company has patent protection on certain aspects of its technology and also relies on trade secret, copyright and trademark laws, as well as contractual provisions to protect its proprietary rights. There can be no assurance that the Company's protective measures will be adequate to protect the Company's proprietary rights; that others, including competitors with substantially greater resources, have not developed or will not independently develop or otherwise acquire equivalent or superior technology; or that the Company will not be required to obtain licenses requiring it to pay royalties to the extent that the Company's products may use the intellectual property of others, including, without limitation, Company products that may also be subject to patents licensed by the Company. There can be no assurance that any patents will be issued pursuant to the Company's current or future patent applications, or that patents issued pursuant to such applications or any patents the Company owns or has licenses to use will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to the Company or be adequate to safeguard and maintain the Company's proprietary rights. Litigation may be necessary to enforce patents issued or licensed to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of the Company or others. The Company could incur substantial costs in seeking enforcement of its issued or licensed patents against infringement or the unauthorized use of its trade secrets and proprietary know-how by others or in defending itself against claims of infringement by others, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of certain countries in which the Company's products are manufactured and sold, including various countries in Asia, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States, and there can be no assurance that such laws will be enforced in an effective manner. The failure of the Company to enforce and protect its intellectual property rights could have a material adverse effect on the Company's business, financial condition and results of operations.

     As a majority-owned subsidiary of HEA, the Company has had the benefit of certain third party intellectual property rights on terms that may have been more favorable than would have been available to the Company if it were not a majority-owned subsidiary of HEA. There can be no assurance that the Company will be able to obtain similar rights in the future on terms as favorable as those currently available to it.

     The HDD industry, like many technology-based industries, is characterized by frequent claims and litigation involving patent and other intellectual property rights. The Company, its component suppliers and certain users of the Company's products have from time to time received, and may in the future receive, communications from third parties asserting patent infringement against the Company, its component suppliers or its customers which may relate to certain of the Company's products. If the Company is notified of such a claim, it may have to obtain appropriate licenses or cross-licenses, modify its existing technology or design non-infringing technology. There can be no assurance that the Company can obtain adequate licenses or cross-licenses on favorable terms or that it could modify its existing technology or design non-infringing technology and, in either case, the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company to date has not been a party to any material intellectual property litigation, certain of its competitors have been sued on patents having claims related to HDDs and there can be no assurance that third parties will not initiate infringement actions against the Company or that the Company could defend itself against such claims. If there is an adverse ruling against the Company in an infringement lawsuit, it could result in the issuance of an injunction against the Company or its products and/or the payment of monetary damages equal to a reasonable royalty or recovered lost profits or, in the case of a finding of a willful infringement, treble damages. Accordingly, such an adverse ruling could have a material adverse effect on the Company's business, financial condition and results of operations.

     Similar to certain other providers of HDDs, the Company has received correspondence from Papst-Motoren GmbH and Papst Licensing (collectively "Papst") claiming infringement of at least 13 HDD motor patents. The patents relate to motors that the Company purchases from motor vendors and the use of such motors in HDDs. While the Company believes that it has meritorious defenses against a lawsuit if filed, the results of litigation are inherently uncertain and there can be no assurance that Papst will not assert other infringement claims relating to current patents, pending patent applications and future patents or patent applications; will not initiate a lawsuit against the Company; or that the Company will be able to successfully defend itself against such a lawsuit. A favorable outcome for Papst in such a lawsuit could result in the issuance of an injunction against the Company or its products and/or the payment of monetary damages equal to a reasonable royalty or recovered lost profits or, in the case of a finding of a willful infringement, treble damages and could have a material adverse effect on the Company's business, financial condition and results of operations.

     See "-- Dependence on International Operations; Risks of International Sales," "Business -- Intellectual Property" and "-- Legal Proceedings."

DEPENDENCE ON INTERNATIONAL OPERATIONS; RISKS FROM INTERNATIONAL SALES

     The Company conducts all of its volume manufacturing and testing operations and purchases a substantial portion of its key components outside of the U.S. In addition, the Company derives a significant portion of its revenue from sales of its products to foreign distributors and retailers. Dependence on revenue from international sales and managing international operations each involve a number of inherent risks, including economic slowdown and/or downturn in the computer industry in such foreign markets, international currency fluctuations, general strikes or other disruptions in working conditions, political instability, trade restrictions, changes in tariffs, the difficulties associated with staffing and managing international operations, generally longer receivables collection periods, unexpected changes in or impositions of legislative or regulatory requirements, reduced protection for intellectual property rights in some countries, potentially adverse taxes, delays resulting from difficulty in obtaining export licenses for certain technology and other trade barriers. International sales also will be impacted by the specific economic conditions in each country. For example, the Company's international contracts are denominated primarily in U.S. dollars. Significant fluctuations in currency exchange rates against the U.S. dollar, particularly the recent significant depreciation in the currencies of Japan, Korea, Taiwan and Singapore relative to the U.S. dollar, have caused the Company's products to become relatively more expensive to distributors and retailers in those countries, and thus have caused, and may continue to cause, deferrals, delays and cancellations of orders. The Company attempts to minimize the impact of foreign currency exchange rate changes on certain underlying assets, liabilities and anticipated cash flows for operating expenses denominated in foreign currencies by entering into short-term, foreign exchange (primarily forward purchase and sale) contracts. There can be no assurance that all foreign currency exposures will be adequately covered, and these factors, as well as other unanticipated factors, could have a material adverse effect on future international sales of the Company's products and consequently, on the Company's business, financial condition and results of operations. See "-- Dependence on Suppliers of Components and Sub-Assemblies," "-- Limited Protection of Intellectual Property; Risk of Third Party Claims of Infringement," "Business -- Manufacturing/Quality" and "-- Materials and Supplies."

STORMEDIA; LEGAL PROCEEDINGS

     The Company currently is involved in a dispute with StorMedia, which arises out of an agreement among the Company, StorMedia and HEI which became effective on November 17, 1995. Pursuant to the StorMedia Agreement, StorMedia agreed to supply disk media to the Company. StorMedia's disk media did not meet the Company's specifications and functional requirements as required by the StorMedia Agreement and the Company ultimately terminated the StorMedia Agreement. After a class action securities lawsuit was filed against StorMedia by certain of its shareholders in September 1996 which alleged, in part, that StorMedia failed to perform under the StorMedia Agreement, StorMedia sued the Original Defendants in the U.S. District Court for the Northern District of California. In the Federal Suit, StorMedia alleged that at the time HEI entered into the StorMedia Agreement, it knew that it would not and could not purchase the volume of products which it committed to purchase, and that failure to do so caused damages to StorMedia in excess of $206 million.

     In December 1996, the Company filed a complaint against StorMedia and William Almon (StorMedia's Chairman and Chief Executive Officer) in a Colorado state court seeking approximately $100 million in damages and alleging, among other claims, breach of contract, breach of implied warranty of fitness and fraud under the StorMedia Agreement. This proceeding was stayed pending resolution of the Federal Suit. The Federal Suit was permanently dismissed early in February 1998. On February 24, 1998, StorMedia filed a new complaint in Santa Clara County Superior Court for the State of California for $206 million, alleging fraud and deceit against the Original Defendants and negligent misrepresentation against HEI and the Company. On May 18, 1998, the stay on the Colorado Suit was lifted by the Colorado state court. The Company's motion to dismiss, or in the alternative, stay the California Suit, is pending.

     The Company believes that it has meritorious defenses against the claims alleged by StorMedia and intends to defend itself vigorously. However, due to the nature of litigation and because the pending lawsuits are in the very early pre-trial stages, the Company cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. The litigation could result in significant diversion of time by the Company's technical personnel, as well as substantial expenditures for future legal fees. After consideration of the nature of the claims and facts relating to the litigation, including the results of preliminary discovery, the Company's management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition or results of operations. However, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance that they will not have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has been notified of certain other claims, including claims of patent infringement. While the ultimate outcome of these claims and the claims described above is not determinable, the Company does not believe that resolution of these matters will have a material adverse effect on the Company's business, financial condition and results of operations. No amounts related to any claims or actions have been reserved in the Company's financial statements.

     See "-- Limited Protection of Intellectual Property; Risk of Third Party Claims of Infringement" and "Business -- Legal Proceedings."

WARRANTY EXPOSURE

     Products offered by the Company may contain defects in hardware, firmware or workmanship that may remain undetected or that may not become apparent until after commercial shipment. The Company generally provides a standard three year warranty on its products. This standard warranty contains a limit on damages and an exclusion of liability for consequential damages and for negligent or improper use of the product. The Company establishes a reserve, at the time of product shipment, in an amount equal to its estimated warranty expenses. The Company had warranty reserves of $22.7 million and $26.2 million as of December 27, 1997 and June 27, 1998, respectively. While the Company believes that its warranty reserves will be sufficient to cover its warranty expenses, there can be no assurance that such reserves will be sufficient or that the limitations on liability contained in the Company's warranty will be enforceable. The Company's failure to maintain sufficient warranty reserves or the unenforceability of such liability limitations could have a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL MATTERS

     Although the Company uses only a limited variety of chemicals in its manufacturing and research operations, the Company is still subject to a wide range of environmental protection regulations in the U.S. and Singapore. While the Company has not experienced any material adverse effect on its operations as a result of such laws, there can be no assurance that future regulations would not have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its activities conform to all present environmental regulations in all material aspects. In the U.S., environmental regulations often require parties to fund remedial action regardless of fault. As a consequence, it is often difficult to estimate the future impact of environmental matters, including potential liabilities. There can be no assurance that the amount of capital expenditures and other expenses which might be required to complete remedial actions and to continue to comply with applicable environmental laws will not have a material adverse effect on the Company's business, financial condition and results of operations.

EFFECT OF ANTITAKEOVER PROVISIONS

     The Company is subject to the provisions of Section 203 of the Delaware General Corporation Law ("Section 203"), which prohibits a publicly held Delaware corporation from engaging in any "business combination" with an "interested stockholder" for three years following the date that such stockholder became an interested stockholder, unless: (i) prior to such date, the corporation's board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced (excluding shares owned by management directors and certain employee stock plans); or (iii) on or subsequent to such date, the business combination is approved by the corporation's board of directors and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least two-thirds of the outstanding voting stock not owned by the interested stockholder. Generally, a "business combination" includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. An "interested stockholder" is a person who, together with affiliates and associates, owns, or within three years prior did own, 15% or more of the corporation's voting stock.

     In addition, pursuant to the Amended and Restated Certificate of Incorporation, the Board has authority to issue up to 95 million shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the stockholders. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such preferred stock may have other rights, including economic rights, senior to the Common Stock, and as a result, the issuance of such preferred stock could have a material adverse effect on the market price of the Common Stock. The Company has no present plan to issue shares of preferred stock.

     The Amended and Restated Certificate of Incorporation provides that the Board will be divided into three classes of directors serving staggered three-year terms. As a result, only one of the three classes of the Board will be elected each year. The directors are removable only for cause upon the affirmative vote of the holders of at least a majority of the voting power of all outstanding shares of voting stock, voting as a single class. The Board has the exclusive right to set the authorized number of directors and to fill vacancies on the Board. The Amended and Restated Certificate of Incorporation requires that any action required or permitted to be taken by stockholders of the Company must be effected at a duly called annual or special meeting of the stockholders and may not be effected by a consent in writing. In addition, special meetings of the stockholders of the Company may be called only by the Board, the Chairman of the Board, or the Chief Executive Officer of the Company. Advance notice is required for stockholder proposals or director nominations by stockholders. These provisions may be amended only by the affirmative vote of at least two-thirds of the outstanding voting stock of the Company, voting as a single class. In addition, the Company has entered into a Stockholder Agreement with HEA which grants HEA certain rights to designate directors for nomination, requires HEA to vote in favor of other Board nominees so long as HEA's rights to designate nominees are honored, and restricts HEA's right to solicit proxies or acquire additional shares of Common Stock.

     These provisions could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. Such provisions could diminish the opportunities for a holder of Common Stock to participate in tender offers, including tender offers at a price above the then current market price of the Common Stock. Such provisions also may inhibit fluctuations in the market price of the Common Stock that could result from takeover attempts.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                              PAGE
            Financial Statements:
                Consolidated Balance Sheet -
                    December 28, 1996 and December 27, 1997                            26
                Consolidated Statements of Operations -
                    Fiscal year ended March 30, 1996, nine months ended
                    December 28, 1996 and fiscal year ended December 28, 1997          27
                Consolidated Statements of Stockholders' Equity (Deficit) -
                    Fiscal year ended March 30, 1996, nine months ended
                    December 28, 1996 and fiscal year ended December 28, 1997          28
                Consolidated Statements of Cash Flows -
                    Fiscal year ended March 30, 1996, nine months ended
                    December 28, 1996 and fiscal year ended December 28, 1997     29 - 30
            Notes to Consolidated Financial Statements                            31 - 45
            Report of PricewaterhouseCoopers LLP, Independent Accountants              46
            Report of Ernst & Young LLP, Independent Auditors                          47

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

                               MAXTOR CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 28,   DECEMBER 27,
                                                                  1996           1997
                                                              ------------   ------------

ASSETS
Current assets:
  Cash and cash equivalents.................................   $  31,313      $  16,925
  Accounts receivable, net of allowance for doubtful
     accounts of $5,255 at December 28, 1996 and $3,573 at
     December 27, 1997......................................      82,876        241,777
  Accounts receivable from affiliates.......................       6,248          5,870
  Inventories...............................................      80,878        155,312
  Prepaid expenses and other................................       5,239         20,814
                                                               ---------      ---------
          Total current assets..............................     206,554        440,698
Net property, plant and equipment...........................      92,073         99,336
Other assets................................................      15,912         15,438
                                                               ---------      ---------
                                                               $ 314,539      $ 555,472
                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short-term borrowings, including current portion of
     long-term debt.........................................   $ 149,800      $ 100,057
  Short-term borrowings due to affiliates...................          --         65,000
  Accounts payable..........................................     109,956        206,563
  Accounts payable to affiliates............................      13,459         25,022
  Accrued and other liabilities.............................     139,678        155,563
                                                               ---------      ---------
          Total current liabilities.........................     412,893        552,205
Long-term debt and capital lease obligations due after one
  year......................................................     229,109        224,313
                                                               ---------      ---------
Total liabilities...........................................     642,002        776,518
Commitments and contingencies (Note 8)
Stockholders' deficit:
  Series A Preferred Stock, $0.01 par value, 95,000,000
     shares authorized; 58,208,955 shares issued and
     outstanding at December 28, 1996 and 88,059,701 issued
     and outstanding at December 27, 1997; aggregate
     liquidation value $390,000 at December 28, 1996 and
     $590,000 at December 27, 1997..........................         582            880
  Common Stock, $0.01 par value, 250,000,000 shares
     authorized; no shares issued and outstanding at
     December 28, 1996 and 7,563 shares issued and
     outstanding at December 27, 1997.......................          --             --
Additional paid-in capital..................................     335,017        534,765
Cumulative other comprehensive income -- unrealized gain on
  investments in equity securities..........................          --         16,262
Accumulated deficit.........................................    (663,062)      (772,953)
                                                               ---------      ---------
          Total stockholders' deficit.......................    (327,463)      (221,046)
                                                               ---------      ---------
                                                               $ 314,539      $ 555,472
                                                               =========      =========

                            See accompanying notes.

                               MAXTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                 NINE MONTHS
                                    YEAR ENDED      ENDED        YEAR ENDED
                                    MARCH 30,    DECEMBER 28,   DECEMBER 27,
                                       1996          1996           1997
                                    ----------   ------------   ------------

Revenue...........................  $1,264,627    $ 771,655     $ 1,384,799
Revenue from affiliates...........       4,371       27,229          39,521
                                    ----------    ---------     -----------
     Total revenue................   1,268,998      798,884       1,424,320

Cost of revenue...................   1,192,403      861,551       1,316,774
Cost of revenue from affiliates...       3,902       27,307          36,162
                                    ----------    ---------     -----------
     Total cost of revenue........   1,196,305      888,858       1,352,936

Gross profit (loss)...............      72,693      (89,974)         71,384
                                    ----------    ---------     -----------
Operating expenses:
  Research and development........      94,717       87,752         106,249
  Selling, general and
     administrative...............      82,775       60,701          62,520
  Other...........................       4,460           --              --
                                    ----------    ---------     -----------
     Total operating expenses.....     181,952      148,453         168,769
                                    ----------    ---------     -----------
Loss from operations..............    (109,259)    (238,427)        (97,385)
Interest expense..................     (11,849)     (18,075)        (36,502)
Interest and other income.........       1,169        1,000          25,031
                                    ----------    ---------     -----------
Loss before income taxes..........    (119,939)    (255,502)       (108,856)
Provision for income taxes........       2,826          824           1,035
                                    ----------    ---------     -----------
Net loss..........................    (122,765)    (256,326)       (109,891)
                                    ----------    ---------     -----------
Other comprehensive income:
Unrealized gain on investments in
  equity securities...............          --           --          16,262
                                    ----------    ---------     -----------
Comprehensive loss................  $ (122,765)   $(256,326)    $   (93,629)
                                    ==========    =========     ===========
Net loss per share -- basic and
  diluted (Note 1)................  $    (5.94)   $      --     $(58,112.64)
Shares used in per share
  calculation -- basic and
  diluted.........................  20,677,000           --           1,891

                            See accompanying notes.

                               MAXTOR CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           UNREALIZED
                                                                                            GAIN ON
                                 PREFERRED STOCK         COMMON STOCK       ADDITIONAL   INVESTMENTS IN                   TOTAL
                               -------------------   --------------------    PAID-IN         EQUITY       ACCUMULATED    EQUITY
                                 SHARES     AMOUNT     SHARES      AMOUNT    CAPITAL       SECURITIES       DEFICIT     (DEFICIT)
                               ----------   ------   -----------   ------   ----------   --------------   -----------   ---------
Balance, March 25, 1995......          --      --     25,848,642    $258     $327,616            --        $(283,971)   $  43,903
Issuance of common stock
  under stock option plans...          --      --        567,403       6        4,739            --               --        4,745
Issuance of common stock
  under stock purchase
  plan.......................          --      --        400,213       4        2,976            --               --        2,980
Shares canceled resulting
  from acquisition by HEA....          --      --    (26,815,958)   (268)         268            --               --           --
Net loss.....................          --      --             --      --           --            --         (122,765)    (122,765)
                               ----------    ----    -----------    ----     --------       -------        ---------    ---------
Balance, March 30, 1996......          --      --            300      --      335,599            --         (406,736)     (71,137)
Exchange of common shares for
  Series A Preferred.........  58,208,955    $582           (300)     --         (582)           --               --           --
Net loss.....................          --      --             --      --           --            --         (256,326)    (256,326)
                               ----------    ----    -----------    ----     --------       -------        ---------    ---------
Balance, December 28, 1996...  58,208,955     582             --      --      335,017            --         (663,062)    (327,463)
Issuance of additional Series
  A Preferred to parent in
  exchange for debt..........  29,850,746     298             --      --      199,702            --               --      200,000
Issuance of stock under stock
  option plan and related
  benefits...................          --      --          7,563      --           46            --               --           46
Change in unrealized gain on
  equity securities..........                                                               $16,262                        16,262
Net loss.....................          --      --             --      --           --                       (109,891)    (109,891)
                               ----------    ----    -----------    ----     --------       -------        ---------    ---------
Balance, December 27, 1997...  88,059,701    $880          7,563      --     $534,765       $16,262        $(772,953)   $(221,046)
                               ==========    ====    ===========    ====     ========       =======        =========    =========

                            See accompanying notes.

                               MAXTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              NINE
                                                                YEAR         MONTHS          YEAR
                                                                ENDED        ENDED          ENDED
                                                              MARCH 30,   DECEMBER 28,   DECEMBER 27,
                                                                1996          1996           1997
                                                              ---------   ------------   ------------

Cash flows from operating activities:
Net loss....................................................  $(122,765)   $(256,326)     $(109,891)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization.............................     45,200       47,064         65,642
  Reserves for lower of cost or market......................         --       15,194             --
  Change in deferred taxes..................................        300           --             --
  Loss (gain) on disposal of property, plant and
    equipment...............................................        669          700          4,366
  Gain on sale of subsidiary................................         --       (2,385)            --
  Gain on fully reserved note receivable from affiliate.....         --           --        (20,000)
  Other.....................................................         --         (589)          (157)
  Changes in assets and liabilities:
    Accounts receivable.....................................    (12,485)      62,786       (142,860)
    Accounts receivable from affiliates.....................     (2,229)      (1,822)           378
    Inventories.............................................    (66,255)      45,955        (74,434)
    Prepaid expenses and other assets.......................     (2,947)       3,839            687
    Accounts payable........................................     18,407      (37,297)       102,108
    Accounts payable to affiliates..........................      8,656        4,803         11,563
    Accrued and other liabilities...........................        637       13,015         15,885
                                                              ---------    ---------      ---------
Total adjustments...........................................    (10,047)     151,263        (36,822)
                                                              ---------    ---------      ---------
Net cash used in operating activities.......................   (132,812)    (105,063)      (146,713)
                                                              ---------    ---------      ---------
Cash flows from investing activities:
  Proceeds from sale of subsidiary..........................         --       25,000             --
  Cash received on a note receivable from affiliate.........         --           --         20,000
  Proceeds from maturities of available-for-sale
    investments.............................................     11,998           --             --
  Purchase of property, plant and equipment.................    (72,655)     (53,780)       (82,489)
  Proceeds from disposals of property, plant and
    equipment...............................................        353          363            609
  Other assets..............................................       (928)      (7,599)           621
                                                              ---------    ---------      ---------
  Net cash used in investing activities.....................    (61,232)     (36,016)       (61,259)
                                                              ---------    ---------      ---------
Cash flows from financing activities:
  Proceeds from issuance of debt, including short-term
    borrowings..............................................    145,595      410,715        319,363
  Principal payments on debt, including short-term debt.....     (3,000)    (307,444)      (309,784)
  Proceeds from issuance of common stock, net of issuance of
    notes receivable and stock repurchase...................      7,725           --             46
  Proceeds from intercompany notes issued to parent.........         --           --        200,000
  Net payments under accounts receivable securitization.....         --       16,327        (16,041)
                                                              ---------    ---------      ---------
  Net cash provided by financing activities.................    150,320      119,598        193,584
                                                              ---------    ---------      ---------
  Net decrease in cash and cash equivalents.................    (43,724)     (21,481)       (14,388)
  Cash and cash equivalents at beginning of period..........     96,518       52,794         31,313
                                                              ---------    ---------      ---------
  Cash and cash equivalents at end of period................  $  52,794    $  31,313      $  16,925
                                                              =========    =========      =========
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
  Interest..................................................  $   9,362    $  13,444      $  26,540
  Income taxes..............................................      1,801        2,009          1,025
  Income tax refunds........................................     (3,173)          --             --
Supplemental information on noncash investing and financing
  activities:
Purchase of property, plant and equipment financed by
  accounts payable..........................................      4,949        8,171          2,670
Purchase of property, plant and equipment financed by
  capital leases............................................         --           --            881
Exchange of Common Stock for Series A Preferred Stock.......         --          582             --
Exchange of notes payable for Series A Preferred Stock......         --           --        200,000
Unrealized gain on equity securities........................         --           --         16,262

                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Maxtor Corporation and its wholly-owned subsidiaries ("Maxtor" or the "Company"). All significant intercompany accounts and transactions have been eliminated. Maxtor Corporation operates as a majority-owned subsidiary of Hyundai Electronics America ("HEA").

FISCAL YEAR

     During 1996, the Company changed its fiscal year end to be consistent with the fiscal year end of HEA. The fiscal year end changed from the last Saturday of March, the date used in the Company's preceding filing of its Form 10-K with the Securities and Exchange Commission, to the last Saturday of December conforming to a 52/53-week year methodology. The fiscal year ended March 30, 1996 comprised 53 weeks. The fiscal year ended December 28, 1996 comprised 39 weeks. The current year ended December 27, 1997 comprised 52 weeks.

NATURE OF BUSINESS

     The Company develops, manufactures and markets hard disk drive products to customers who sell their products in the personal computer industry. Products are designed for desktop applications to meet both value and high-performance needs of customers. Customers include original equipment manufacturers ("OEMs"), distributors, and retailers. The Company relies on suppliers for components including heads, disks and custom integrated circuits. Although printed circuit board assemblies and head stack assemblies are outsourced, head disk assemblies are completed by the Company. All the Company's products are manufactured by Maxtor at its manufacturing facility in Singapore and sold worldwide.

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

     The Company's ultimate parent is Hyundai Electronics Industries Co. Ltd. ("HEI"), a Korean corporation. The Korean economy has recently suffered a period of economic turmoil, which has resulted in the devaluation of the Korean currency and large volatility in interest rates. A significant portion of the Company's debt was guaranteed by HEI, and the Company has relied upon the HEI guarantees. As of June 1, 1998, the Company substituted Hyundai Heavy Industries Co., Ltd. ("HHI") as the guarantor of substantially all of the debt previously guaranteed by HEI (Note 14). The Company's parent, HEA, also has a written letter of support from HEI to support operations for it and all of its subsidiaries through May 31, 2000.

     As further described in Note 7, it is reasonably possible that further deteriorations in the Korean economy and the value of the Korean currency could have an adverse effect on the ability of the ultimate parent or HHI to continue to guarantee the debt of the Company. While the Company believes that other sources of credit would be available, there is no assurance that such other credit would be available, either in the amount or at the rates currently available to the Company.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments, which are purchased with an original maturity of three months or less, to be cash equivalents.

EQUITY SECURITIES

     All equity securities are classified as available-for-sale.
Available-for-sale securities are carried at market value. Unrealized gains and losses on securities classified as available-for-sale, when material, are reported as a separate component of stockholders' deficit. Realized gains and losses on sales of all such investments are included in the results of operations computed using the specific identification cost method.

INVENTORIES

     Inventories are stated at the lower of cost (computed on a first-in, first-out basis) or market value.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and are depreciated on the straight-line basis over the estimated useful lives of the assets, which generally range from three to five years, except for buildings which are depreciated over thirty years. Assets under capital leases and leasehold improvements are amortized over the shorter of the asset life or the remaining lease term. Capital lease amortization is included with depreciation expense. Upon disposal, the Company removes the asset and accumulated depreciation from its records and recognizes the related gain or loss in results of operations.

REVENUE RECOGNITION AND PRODUCT WARRANTY

     Revenue is recognized upon product shipment. Revenue from sales to certain distributors and retailers is subject to agreements providing limited rights of return, as well as price protection on unsold merchandise. Accordingly, the Company records reserves upon shipment for estimated returns, exchanges and credits for price protection. The Company also provides for the estimated cost to repair or replace products under warranty at the time of sale. The Company currently warrants its products against defects in parts and labor from the date of shipment with an additional three months allowed for distributors to account for "shelf life." All products currently in production are warranted for a period of three years after shipment.

ADVERTISING EXPENSE

     Cooperative advertising costs are charged as the related revenue is earned and other advertising costs are expensed as incurred. Advertising costs were not significant for the fiscal year ended March 30, 1996, the nine months ended December 28, 1996 and the fiscal year ended December 27, 1997.

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

FOREIGN CURRENCY TRANSLATION

     The functional currency for all foreign operations is the U.S. dollar. As such, all material foreign exchange gains or losses are included in the determination of net loss. Net foreign exchange losses included net income
(loss) for the fiscal year ended March 30, 1996, the nine months ended December 28, 1996 and the fiscal year ended December 27, 1997 were immaterial.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash equivalents. The Company has cash equivalent and short-term investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these funds to financial institutions evaluated as highly credit-worthy. The Company's products are sold worldwide to OEMs, distributors, and retailers. Concentration of credit risk with respect to the Company's trade receivables is limited by the Company's ongoing credit evaluation process and the geographical dispersion of sales transactions. Therefore, the Company generally requires no collateral from its customers. The allowance for doubtful accounts is based upon the expected collectibility of all accounts receivable. One customer accounted for more than 10% of outstanding trade receivables at March 30, 1996. As of December 27, 1997, the Company had one customer who accounted for more than 10% of the outstanding trade receivables. If the customers fail to perform their obligations to the Company, such failures would have adverse effects upon the Company's financial position, results of operations, cash flows, and liquidity.

LONG-LIVED ASSETS

     The Company reviews property, plant and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of its carrying amount to future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the present value of the future net cash flows.

STOCK-BASED COMPENSATION

     The Company has elected to continue to follow the provisions of APB No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes and has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123. "Accounting for Stock-Based Compensation."

FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

     The Company accounts for its accounts receivable securitization program in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

NET LOSS PER SHARE

     Net loss per share has been computed in accordance with SFAS 128. Basic net loss per share is computed using the weighted average common shares outstanding during the period. Diluted net loss per share is computed using the weighted average common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities are excluded from the computation of net diluted loss per share for all periods presented since their effect would be anti-dilutive due to the Company's net losses. Net loss per share information presented for the year ended December 27, 1997 is not meaningful due to the very limited number of common shares outstanding during such period.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on when costs related to software developed or obtained for internal use should be capitalized or expensed. The SOP is effective for transactions entered into for fiscal years beginning after December 15, 1998. The Company has reviewed the provisions of the SOP and does not believe adoption of this standard will have a material effect upon its results or operations, financial position or cash flows.

 2. SUPPLEMENTAL FINANCIAL STATEMENT DATA (IN THOUSANDS)

                                               DECEMBER 28, 1996    DECEMBER 27, 1997
                                               -----------------    -----------------

Inventories:
  Raw materials..............................      $  33,012            $  48,834
  Work-in-process............................         15,674               15,177
  Finished goods.............................         32,192               91,301
                                                   ---------            ---------
                                                   $  80,878            $ 155,312
                                                   =========            =========
Prepaid expenses and other:
  Investments in equity securities, at fair
     value...................................      $      --            $  16,262
  Prepaid expenses and other.................          5,239                4,552
                                                   ---------            ---------
                                                   $   5,239            $  20,814
                                                   =========            =========
Property, plant and equipment, at cost:
  Buildings..................................      $  29,512            $  32,453
  Machinery and equipment....................        194,644              220,213
  Furniture and fixtures.....................         13,300               11,374
  Leasehold improvements.....................         12,695                9,012
                                                   ---------            ---------
                                                     250,151              273,052
Less accumulated depreciation and
  amortization...............................       (158,078)            (173,716)
                                                   ---------            ---------
  Net property, plant and equipment..........      $  92,073            $  99,336
                                                   =========            =========
Accrued and other liabilities:
  Income taxes payable.......................      $   5,088            $   2,416
  Accrued payroll and payroll-related
     expenses................................         17,159               29,116
  Accrued warranty...........................         20,194               22,716
  Accrued expenses...........................         42,851               21,561
  Advances under securitization..............         54,386               79,754
  Stock compensation expense.................             --                   --
                                                   ---------            ---------
                                                   $ 139,678            $ 155,563
                                                   =========            =========

 3. RECLASSIFICATIONS

     Certain reclassifications have been made to prior year financial statements to conform to current classifications. These reclassifications had no impact on any prior years or the Company's net assets or results of operations.

 4. FINANCIAL INSTRUMENTS

FAIR VALUE DISCLOSURES

     The fair values of cash and cash equivalents approximate carrying values due to the short period of time to maturity. The carrying values of notes receivable, which are classified in other assets, approximate fair values. The fair values of the Company's fixed rate debt are estimated based on the current rates offered to the Company for similar debt instruments having the same remaining maturities. The fair values of the Company's variable rate debt approximate carrying values as these instruments are adjusted periodically during the course of the year at market prices. The fair values of the Company's convertible subordinated debentures are based on the bid price of the last trade for the fiscal period ended December 28, 1996 and fiscal year ended December 27, 1997, respectively.

     The carrying values and fair values of the Company's financial instruments are as follows (in thousands):

                                                    DECEMBER 28, 1996         DECEMBER 27, 1997
                                                  ----------------------    ----------------------
                                                  CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                   AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                  --------    ----------    --------    ----------
Cash and cash equivalents.......................  $ 31,313     $ 31,313     $ 16,925     $ 16,925
Notes receivable................................    11,492       11,492       11,492       11,492
Short and long-term debt:
  fixed rates...................................    13,800       13,800       13,800       13,800
  variable rates................................   265,000      265,000      210,570      210,570
  debt from parent -- fixed rates...............        --           --       65,000       65,000
Convertible subordinated debentures.............   100,000       68,000      100,000       70,000

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company attempts to minimize the impact of foreign currency exchange rate changes on certain underlying assets, liabilities and anticipated cash flows for operating expenses denominated in foreign currencies by entering into short-term foreign exchange (primarily forward purchase and sale) contracts. The Company's policy is to hedge all material transaction exposures on a quarterly basis. Contracts are generally entered into at the end of each fiscal quarter to reduce foreign currency exposures for the following fiscal quarter. Contracts generally have maturities of three months or less. Any gains or losses on these instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," and are generally included in cost of revenue. Unrealized gains or losses on foreign currency forward contracts that are designated and effective as hedges of firm commitments, are deferred and recorded in the same period as the underlying transaction. Notional amounts of outstanding currency forward contracts were $17.3 million and $0 as of December 28, 1996 and December 27, 1997, respectively.

 5. INTERNATIONAL MANUFACTURING SERVICES

     In May 1996, the Company entered into an agreement to sell a majority interest in International Manufacturing Services, Inc. ("IMS"), previously a wholly-owned subsidiary, to certain members of IMS management and other investors. At completion of the transaction in June 1996, the Company received $25.0 million in cash and $20.0 million in notes from IMS, and retained a 24% ownership interest in IMS. The note receivable, which was fully reserved at the time of sale, was recovered in the fourth quarter of 1997 resulting in a gain of $20.0 million. As of December 27, 1997, the Company's ownership interest was 16%. The Company's share of IMS results of operations for the fiscal year ended December 28, 1996 and the fiscal period ended December 27, 1997 were not material to the Company's results of operations for either period presented.

     The Company outsources most of its PCB assembly to IMS; IMS supplies the Company with PCBs, sub-assemblies and fully integrated products under a manufacturing services agreement. The Company made purchases from IMS in the years ended December 28, 1996 and December 27, 1997 of $191.9 million and $115.3 million, respectively.

 6. MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

     The Company operates in a single industry segment: the design, manufacture and sale of data storage products for desktop computer systems. It has a world-wide sales, service and distribution network. The Company markets and sells its products through a direct sales force to OEMs, distributors and retailers.

     During the year ended March 30, 1996, no customer accounted for more than 10% of the Company's revenue. During the nine months ended December 28, 1996, one customer, SED International accounted for

11% of the Company's revenue. During the year ended December 27, 1997, two customers, Compaq and Dell, accounted for more than 21% and 10%, respectively, of the Company's revenue.

     The Company's export sales represented 41%, 48% and 40% of total revenue for the year ended March 30, 1996, the nine months ended December 28, 1996 and the year ended December 27, 1997, respectively. Approximately 60%, 38% and 57%, of export sales were to Europe, while 35%, 55%, and 36% of export sales were to Asia Pacific for the year ended March 30, 1996, the nine months ended December 28, 1996 and year ended December 27, 1997, respectively.

     Operations outside the United States primarily consist of the manufacturing plant in Singapore that produces subassemblies and final assemblies for the Company's disk drive products. The geographic breakdown of the Company's activities for each of the three fiscal periods is presented in the following table:

                                                    U.S.      ASIA PACIFIC   ELIMINATIONS   CONSOLIDATED
                                                 ----------   ------------   ------------   ------------
                                                                     (IN THOUSANDS)
Year Ended March 30, 1996
Revenue from unaffiliated customers............  $1,196,105    $   68,522    $        --     $1,264,627
Revenue from affiliated customers..............       3,417           954             --          4,371
Transfers between geographic locations.........      14,600     1,585,545     (1,600,145)            --
                                                 ----------    ----------    -----------     ----------
Total Revenue..................................  $1,214,122    $1,655,021    $(1,600,145)    $1,268,998
                                                 ==========    ==========    ===========     ==========
Income (loss) from operations..................  $ (204,376)   $   95,035    $        82     $ (109,259)
                                                 ==========    ==========    ===========     ==========
Identifiable assets............................  $  326,106    $  397,837    $  (281,456)    $  442,487
                                                 ==========    ==========    ===========     ==========
Nine Months Ended December 28, 1996
Revenue from unaffiliated customers............  $  751,597    $   20,058    $        --     $  771,655
Revenue from affiliated customers..............      25,712         1,517             --         27,229
Transfers between geographic locations.........      14,150       918,488       (932,638)            --
                                                 ----------    ----------    -----------     ----------
Total Revenue..................................  $  791,459    $  940,063    $  (932,638)    $  798,884
                                                 ==========    ==========    ===========     ==========
Income (loss) from operations..................  $ (323,061)   $   79,926    $     4,708     $ (238,427)
                                                 ==========    ==========    ===========     ==========
Identifiable assets............................  $  286,084    $  369,631    $  (341,176)    $  314,539
                                                 ==========    ==========    ===========     ==========
Year Ended December 27, 1997
Revenue from unaffiliated customers............  $1,384,703    $       96    $        --     $1,384,799
Revenue from affiliated customers..............      39,521            --             --         39,521
Transfers between geographic locations.........      21,886     1,595,189     (1,617,075)            --
                                                 ----------    ----------    -----------     ----------
Total Revenue..................................  $1,446,110    $1,595,285    $(1,617,075)    $1,424,320
                                                 ==========    ==========    ===========     ==========
Income (loss) from operations..................  $ (284,915)   $  187,496    $        34     $  (97,385)
                                                 ==========    ==========    ===========     ==========
Identifiable assets............................  $  498,778    $  569,207    $  (512,513)    $  555,472
                                                 ==========    ==========    ===========     ==========

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

7. LINES OF CREDIT, DEBT AND CAPITAL LEASE OBLIGATIONS

Lines of credit, debt and capital lease obligations consist of the following (in thousands):

                                                             DECEMBER 28,   DECEMBER 27,
                                                                 1996           1997
                                                             ------------   ------------

5.75% Convertible Subordinated Debentures due March 1,
  2012......................................................   $100,000       $100,000
Short-term borrowings; interest payable at variable rates
  ranging from 6.24% to 7.88% per annum.....................    136,000         80,967
Short-term borrowings from parent; interest payable at rate
  of 10.29%.................................................         --         65,000
Short-term borrowing; interest payable at a rate of 6.52%;
  collateralized by equipment...............................     13,800         13,800
Long-term borrowing, interest payable at variable rates
  ranging from 6.18% to 6.24% per annum.....................    129,000        129,000
Other obligations...........................................        109            603
                                                               --------       --------
                                                                378,909        389,370
Less amounts due within one year............................    149,800        165,057
                                                               --------       --------
Due after one year..........................................   $229,109       $224,313
                                                               ========       ========

     Future aggregate maturities as of December 27, 1997 are as follows:

               FISCAL YEAR ENDING                 (IN THOUSANDS)
               ------------------                 --------------
1998.............................................    $165,057
1999.............................................     134,313
2000.............................................       5,000
2001.............................................       5,000
2002.............................................       5,000
Later years......................................      75,000
                                                     --------
     Total.......................................    $389,370
                                                     ========

     The 5.75% Convertible Subordinated Debentures ("Debentures") originally were convertible at any time prior to maturity, unless previously redeemed, into shares of common stock of the Company at a conversion rate of 25 shares per each $1,000 principal amount of debentures (equivalent to a conversion price of $40 per common share), subject to adjustment in certain events. Pursuant to the terms of the Indenture governing the Debentures, dated March 1, 1987, upon the closing of the acquisition by HEA under the Agreement and Plan of Merger, dated November 2, 1995, between HEA and the Company, Debenture holders were entitled to receive in lieu of shares of common stock of the Company the same consideration per share received by holders of common stock at the closing of the merger. A First Supplemental Indenture, dated January 11, 1996, provides that each $1,000 principal amount of Debentures may be convertible to 25 shares of common stock of the Company (equivalent to a conversion price of $40 per share), which is immediately converted into a cash payment of $167.50. Interest on the Debentures is payable on March 1 and September 1 of each year. The Debentures, at the option of the Company, are redeemable at 100.575% of principal amount as of March 30, 1996 and thereafter at prices adjusting to the principal amount on or after March 1, 1997, plus accrued interest. The Debentures are entitled to a sinking fund of $5.0 million principal amount of Debentures, payable annually beginning March 1, 1998, which is calculated to retire at least 70% of the Debentures prior to maturity. The Debentures are subordinated in right to payment to all senior indebtedness.

     On March 30, 1996, the Company entered into an accounts receivable securitization program with Citicorp Securities, Inc. Under this program the Company could sell its qualified trade accounts receivable up to $100.0 million on a non-recourse basis. The face amount of the eligible receivables are discounted based on the Corporate Receivables Corporation commercial paper rate (5.85% as of December 27, 1997) of plus commission and is subject to a 10% retention. As of December 27, 1997,

$79.8 million of advances related to sales of accounts receivable were included in accrued and other liabilities.The Company's asset securitization program was subject to certain conditions, among which was a condition that all of HEI's long-term public senior debt securities achieve a specified rating. This condition was not met in February 1998, and the Company obtained waivers of this condition through April 8, 1998.

     The Company completed a new asset securitization program dated as of April 8, 1998 (the "New Program") arranged by Citicorp to replace the existing program. Under the New Program, the Company sells all of its trade accounts receivable through a special purpose vehicle with a purchase limit of $100.0 million on a non-recourse basis, subject to increase to $150.0 million, upon the fulfillment of the conditions subsequent described below. On April 8, 1998, the uncollected purchase price under the existing program, in the amount of approximately $100.0 million, was transferred to represent the purchased interest of Citicorp's Corporate Receivables Corporation ("CRC") under the New Program. Continuance of the New Program is subject to certain conditions, including a condition that all of the long-term public senior debt securities of HHI, an affiliated company, achieve a specified rating. In addition, the New Program remains subject to certain conditions subsequent related to obtaining appropriate waivers as may be necessary from lenders of the Company's credit facilities, or effecting a cure of any outstanding defaults under such credit facilities of the Company and obtaining a performance guarantee from HHI of the obligations of the Company under the New Program. The Company must satisfy these conditions subsequent within 30 days of receiving undertaking documents from Citicorp and presently believes that it will be able to successfully satisfy these conditions.

     On January 31, 1996 the Company signed a one year credit facility in the amount of $13.8 million to be used for capital equipment requirements at the Singapore facility, which was fully utilized as of December 27, 1997. This credit facility was guaranteed by HEI and all outstanding amounts of principal and accrued interest were paid in January 1998.

     On April 10, 1997, the Company obtained a $150.0 million intercompany line of credit from HEA. This line of credit allows for draw downs up to $150.0 million and interest is payable quarterly. As of December 27, 1997, $65.0 million was outstanding under this facility. In March 1998, this line was reduced to $100.0 million.

     On August 29, 1996, the Company established two uncollateralized, revolving lines of credit totaling $215.0 million (the "Facilities") through Citibank, N.A. and syndicated among fifteen banks. In September 1996, the Facilities were increased $10.0 million to a total of $225.0 million. The Facilities are guaranteed by HEI and a total of $129.0 million of the Facilities is a three year committed Facility that is used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53%. As of December 27, 1997, $129.0 million of borrowings under this line were outstanding. A total of $96.0 million of the Facility is a 364-day committed facility, renewable annually at the option of the syndicate banks. On August 28, 1997, this Facility was amended and reduced to $31.0 million. The Facility is primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53%. As of December 27, 1997, $31.0 million of borrowings under this line of credit were outstanding.

     The Company had credit facilities amounting to $50.8 million in the aggregate from three banks as of December 27, 1997. The facilities, which are guaranteed by HEI, are used primarily for general operating purposes and bear interest at rates ranging from 6.27% to 7.88%. As of December 27, 1997, $50.0 million of borrowings under this line of credit were outstanding. In January 1998, one $10.0 million facility was retired and all principal, owing has been paid.

     HEI was the guarantor of an aggregate $170.0 million outstanding under the Company's credit facilities as of December 27, 1997. HEI has various obligations as guarantor, including the satisfaction of certain financial covenants. Due to the economic conditions in the Republic of Korea and a significant recent devaluation of the Korean won versus the U.S. dollar, the Company received notice on April 9, 1998 from the administrative agent for the Facilities that HEI is not in compliance with certain financial covenants. Due to HEI's inability, as guarantor, to comply with such financial covenants, there is currently a technical default under the terms of the guaranty which constitutes a default under the Company's credit facilities guaranteed by HEI and due to certain cross-default provisions a default under a credit facility with $30.0 million outstanding as of December 27, 1997 not guaranteed by HEI. The Company had requested waivers of the non-compliance for the year ended December 27, 1997, and had obtained a commitment from an affiliated company to provide an equivalent long-term facility in the event the waivers were not successfully obtained. Consequently, the Company did not reclassify the debt outstanding under the credit facilities as a current liability. As of June 1, 1998, the Company obtained waivers for $160.0 million of $170.0 million of the debt which was in default and substituted HHI as the guarantor.

 8. COMMITMENTS AND CONTINGENCIES

     The Company leases certain of its principal facilities and certain machinery and equipment under operating lease arrangements. The future minimum annual rental commitments as of December 27, 1997 are as follows:

              FISCAL YEAR ENDING                 (IN THOUSANDS)
              ------------------                 --------------
1998...........................................     $10,602
1999...........................................       8,401
2000...........................................       5,261
2001...........................................       4,610
2002...........................................       1,735
Later years....................................       8,556
                                                    -------
  Total........................................     $39,165
                                                    =======

     The above commitments extend through fiscal year 2016. Rental expense was approximately $12.0 million for the year ended March 30, 1996, $8.9 million for the nine months ended December 28, 1996 and $10.7 million for the year ended December 27, 1997.

LEGAL PROCEEDINGS

     The Company currently is involved in a dispute with StorMedia Incorporated ("StorMedia"), which arises out of an agreement among the Company, StorMedia and HEI which became effective on November 17, 1995 (the "StorMedia Agreement"). Pursuant to the StorMedia Agreement, StorMedia agreed to supply disk media to the Company. StorMedia's disk media did not meet the Company's specifications and functional requirements as required by the StorMedia Agreement and the Company ultimately terminated the StorMedia Agreement. After a class action securities lawsuit was filed against StorMedia by certain of its shareholders in September 1996 which alleged, in part, that StorMedia failed to perform under the StorMedia Agreement, StorMedia sued HEI, Mong Hun Chung (HEI's chairman), Dr. Chong Sup Park (HEA's President and the individual who signed the StorMedia Agreement on behalf of the Company) and K.S. Yoo (the individual who signed the StorMedia Agreement on behalf of HEI) (collectively the " Original Defendants") in the U.S. District Court for the Northern District of California (the "Federal Suit"). In the Federal Suit, StorMedia alleged that at the time HEI entered into the StorMedia Agreement, it knew that it would not and could not purchase the volume of products which it committed to purchase, and that failure to do so caused damages to StorMedia in excess of $206 million.

     In December 1996, the Company filed a complaint against StorMedia and William Almon (StorMedia's Chairman and Chief Executive Officer) in a Colorado state court seeking approximately $100 million in damages and alleging, among other claims, breach of contract, breach of implied warranty of fitness and fraud under the StorMedia Agreement (the "Colorado Suit"). This proceeding was stayed pending resolution of the Federal Suit. The Federal Suit was permanently dismissed early in February 1998. On February 24, 1998, StorMedia filed a new complaint in Santa Clara County Superior Court for the State of California for

$206 million, alleging fraud and deceit against the Original Defendants and negligent misrepresentation against HEI and the Company (the "California Suit").

     The Company believes that it has meritorious defenses against the claims alleged by StorMedia and intends to defend itself vigorously. However, due to the nature of the litigation and because the pending lawsuits are in the very early pre-trial stages, the Company cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. The litigation could result in significant diversion of time by the Company's technical personnel, as well as substantial expenditures for future legal fees. After consideration of the nature of the claims and facts relating to the litigation, including the results of preliminary discovery, the Company's management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition or results of operations. However, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance that they will not have a material adverse effect on the Company's business, financial position and results of operations.

     The Company has been notified of certain other claims, including claims of patent infringement. While the ultimate outcome of these claims and the claims described above is not determinable, the Company does not believe that resolution of these matters will have a material impact on the Company's business, financial condition or results of operations. No amounts related to any action or actions have been reserved in the accompanying financial statements.

 9. RELATED PARTY TRANSACTIONS

     In January 1996, the Company became a wholly-owned subsidiary of HEA. Subsequently, trading of Maxtor common stock on the NASDAQ National Market was suspended. Currently, there is no public market for the Company's equity securities. The Company's 5.75% convertible subordinated Debentures, due March 1, 2012, remain publicly traded.

     HEI has guaranteed certain debts of the Company (Note 7) and has committed to provide the financial support necessary for the Company to continue operations on an ongoing basis.

     Revenue and related cost of revenue from affiliates consists principally of product sales to HEI.

     The cost of revenue includes certain component parts purchased from MMC Technology, Inc., an affiliated company, amounting to $13.2 million during the year ended December 31, 1997.

     HEA currently is an unconditional guarantor of the Company's Milpitas, California facilities lease. The aggregate monthly rent under the lease is currently $558,270 per month.

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

     Holders of Series A Preferred Stock are entitled to dividends, when and as declared by the board of directors of the Company (the "Board"), at an annual rate of $0.40 per share. Dividends are noncumulative, and to date, no dividends have been declared or paid by the Company.

     The Series A Preferred Stock has a liquidation preference of $6.70 per share, plus any declared but unpaid dividends on such shares.

     In June 1996, the Company entered into an exchange agreement with HEA whereby HEA exchanged 300 shares of Common Stock for 58,208,955 shares of Series A Preferred Stock. As of December 27, 1997, 88,059,701 shares of Series A Preferred Stock and 7,563 shares of Common Stock, were issued and outstanding. As of December 27, 1997 all outstanding shares of Series A Preferred Stock were held by HEA and all outstanding Common Stock, issued pursuant to the Corporation 1996 Stock Option Plan, were held by three individuals.

     At the time of the acquisition by HEA, the Company canceled its employee stock purchase plan and stockholder rights plan.

     On December 12, 1997 the Company entered into an exchange with HEA where HEA exchanged $200.0 million of debt for 29,850,746 shares of Series A Preferred Stock.

STOCK OPTIONS

     Effective as of the acquisition by HEA, the Company's 1988, 1992, 1995 Stock Option Plans and the 1986 and 1996 Outside Directors Stock Option Plans were terminated and were subsequently replaced by the 1996 Stock Option Plan (the "Plan"). The Plan was approved by the Board in May 1996 and provides for a maximum of 5,136,084 shares to be reserved for grants. Options under the Plan expire ten years from the date of grant. On February 25, 1998, the Board approved an additional one million common shares for issuance under the Plan.

     The Plan generally provides for non-qualified stock options and incentive stock options to be granted to eligible employees, consultants, and directors of the Company (or any parent or subsidiary of the Company) at a price not less than 85% of the fair market value at the date of grant, as determined by the Board. The Board or an executive committee appointed by the Board also approves other terms such as number of shares granted and exercisability thereof. Any person who is not an employee may be granted only a non-qualified stock option. Options granted under the Plan generally vest over a four-year period with 25% vesting of the first anniversary date of the vest date and 6.25% each quarter thereafter. The vesting schedule for new participants begins February 1, 1996 or the participant's hire date, whichever is later.

     Until there is a "public market" for the Company's Common Stock, the Company has (i) the right to repurchase any vested shares at the greater of the exercise price or fair market value upon termination of service by the holder, and (ii) a 90-day right of first refusal whereby the Company may repurchase all shares held by the holder on the same terms and at the same price as offered by a third party (collectively, the "Repurchase Rights"). While the Company is privately-held, the holder must give the Company written notice prior to any proposed transfer.

     In the event that the Company has not completed an initial public offering ("IPO") within six months of the date it reaches an "IPO Trigger Date", the Company is required to purchase all the Common Stock acquired by participants under the Plan, if tendered, at fair market value (the "Pseudo-IPO Purchase"). The IPO Trigger Date is the date, on or before February 1, 2001, on which all of the following have occurred: (a) the Company has a positive net income for four consecutive quarters, (b) the fair market value of the Company as determined by an independent appraisal equals or exceeds $700.0 million, and (c) the Company receives the written opinion of a nationally recognized investment banking firm stating that the Company may undertake an underwritten IPO of its common stock.

     The Company amended and restated the Plan in February 1998 to remove the Pseudo-IPO Purchase, the Repurchase Rights and rights of first refusal, which had given rise to variable accounting, and offered and modified employee option agreements in the second quarter of 1998 for the majority of employees which had previously held variable options to achieve fixed-award accounting.

The following table summarizes option activity through December 27, 1997:

                                                                   OPTIONS OUTSTANDING
                                                    --------------------------------------------------
                                                                   PRICE PER SHARE
                                        SHARES                           AND
                                      AVAILABLE                   WEIGHTED AVERAGE        AGGREGATE
                                      FOR GRANT       SHARES       PRICE PER SHARE          VALUE
                                      ----------    ----------    -----------------    ---------------
                                                                                       (IN THOUSANDS)
Balance at March 25, 1995...........   1,590,256     3,076,483         $11.98              $36,833
Options granted.....................    (970,274)      970,233           9.50                9,226
Options exercised...................          --      (567,403)          8.36               (4,745)
Options canceled....................     496,431      (496,431)         11.12               (5,519)
Plan shares expired.................     (75,943)                                               --
Options canceled due to
  acquisitions......................  (1,040,470)   (2,982,922)         12.00              (35,795)
                                      ----------    ----------         ------              -------
Balance at March 30, 1996...........          --            --             --                   --
Shares reserved.....................   5,136,084            --             --                   --
Options granted.....................  (4,661,099)    4,661,099           6.00               27,966
Option canceled.....................   1,108,349    (1,108,349)          6.00               (6,650)
                                      ----------    ----------         ------              -------
Balance at December 28, 1996........   1,583,334     3,552,750           6.00               21,316
Options granted.....................  (1,622,375)    1,622,375           6.00                9,735
Options exercised...................          --        (7,563)          6.00                  (46)
Option canceled.....................     759,645      (759,645)          6.00               (4,558)
                                      ----------    ----------         ------              -------
Balance at December 27, 1997........     720,604     4,407,917          $6.00              $26,447
                                      ==========    ==========         ======              =======

     There were no shares vested as of March 30, 1996 and December 28, 1996 and 1,229,081 shares vested as of December 27, 1997 at a weighted average exercise price of $6.00. There were 7,563 shares outstanding subject to repurchase as of December 27, 1997 and no shares outstanding subject to repurchase as of March 30, 1996 and December 28, 1996.

     Under SFAS No. 123, the Company is required to calculate the pro forma fair market value of options granted and report the impact that would result from recording the compensation expense. Pro forma net loss for the nine months ended December 28, 1996 and the year ended December 27, 1997 is set forth in the table below. Comparable information for the year ended March 30, 1996 is not presented due to the termination of all formerly existing options pursuant to the January 1996 acquisition by HEA.

                                                    NINE MONTHS ENDED
                                                    DECEMBER 28, 1996
                                                 ------------------------
                                                 AS REPORTED    PRO FORMA
                                                 -----------    ---------
                                                      (IN THOUSANDS)
Net Loss.......................................   $256,326      $257,488

                                                        YEAR ENDED
                                                    DECEMBER 27, 1997
                                                 ------------------------
                                                 AS REPORTED    PRO FORMA
                                                 -----------    ---------
                                                      (IN THOUSANDS)
Net Loss.......................................   $109,891      $111,613

     The pro forma net loss disclosures made above are not necessarily representative of the effects on pro forma net income (loss) for future years as options granted typically vest over several years and additional option grants are expected to be made in future years.

     Pro forma compensation expense resulting from stock options is to be based upon fair value at the date of grant. To calculate this fair value, the Company has elected to apply the Black-Scholes pricing model which is one of the currently accepted models recognized by SFAS 123.

     To compute the estimated grant date fair market value of the Company's stock option grants for 1996 and 1997, the following weighted-average assumptions were used:

                                                         GROUP A    GROUP A    GROUP B    GROUP B
                                                          1996       1997       1996       1997
                                                         -------    -------    -------    -------
Risk-free interest rate................................    6.14%      5.69%      6.21%      6.02%
Weighted average expected life.........................  4 years    4 years    5 years    5 years

     No dividend yield and price volatility are assumed because the Company's equity securities are not traded publicly.

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

     The following table summarizes information for stock options outstanding at December 27, 1997:

             OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
----------------------------------------------   ----------------------
                         WEIGHTED
                          AVERAGE     WEIGHTED                 WEIGHTED
                         REMAINING    AVERAGE                  AVERAGE
EXERCISE    NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
 PRICE    OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
--------  -----------   -----------   --------   -----------   --------
$6.00      4,407,917       8.81        $6.00      1,229,081     $6.00

11. INCOME TAXES

     The provision for income taxes consists of the following:

                                                                     FISCAL PERIOD ENDED
                                                          -----------------------------------------
                                                          MARCH 30,    DECEMBER 28,    DECEMBER 27,
                                                            1996           1996            1997
                                                          ---------    ------------    ------------
                                                                       (IN THOUSANDS)
Current:
Foreign.................................................   $2,526         $1,124          $1,035
Deferred:
Foreign.................................................      300           (300)             --
                                                           ------         ------          ------
Total...................................................   $2,826         $  824          $1,035
                                                           ======         ======          ======

     The provision for income taxes differs from the amount computed by applying the U.S. statutory rate of 35% to the loss before income taxes for the twelve months ended March 30, 1996, the nine months ended December 28, 1996, and the twelve months ended December 27, 1997. The principal reasons for this difference are as follows:

                                                                     FISCAL PERIOD ENDED
                                                          -----------------------------------------
                                                          MARCH 30,    DECEMBER 28,    DECEMBER 27,
                                                            1996           1996            1997
                                                          ---------    ------------    ------------
                                                                       (IN THOUSANDS)
Tax benefit at U.S. statutory rate......................  $(41,982)      $(89,442)       $(38,100)
Tax savings from foreign operations.....................   (30,757)       (27,104)        (63,487)
Repatriated foreign earnings absorbed by current year
  losses................................................    11,624             --              --
U.S. loss providing current tax benefit.................    27,325         52,722         100,748
Valuation of temporary differences......................    36,550         64,492           2,361
Other...................................................        66            156            (487)
                                                          --------       --------        --------
Total...................................................  $  2,826       $    824        $  1,035
                                                          ========       ========        ========

     Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                     DECEMBER 28,    DECEMBER 27,
                                                         1996            1997
                                                     ------------    ------------
Deferred tax assets:
Inventory reserves and accruals....................  $     16,211     $   8,975
Depreciation.......................................         5,423         6,149
Sales related reserves.............................        10,836        11,006
Net operating loss carryforwards...................       152,519       218,718
Tax credit carryforwards...........................        18,252        19,335
Capitalized research and development...............        77,466       102,049
Notes receivable reserve...........................         7,561         1,220
Other..............................................         2,496        10,965
                                                     ------------     ---------
Total deferred tax assets..........................       290,764       378,417
Valuation allowance for deferred tax assets........      (251,464)     (289,832)
                                                     ------------     ---------
Net deferred tax assets............................  $     39,300     $  88,585
                                                     ============     =========
Deferred tax liabilities:
Unremitted earnings of certain foreign entities....  $     39,300     $  88,585
                                                     ------------     ---------
Total deferred tax liabilities.....................  $     39,300     $  88,585
                                                     ============     =========

     Pre-tax income from foreign operations was approximately $95.9 million, $79.0 million and $86.0 million for the twelve months ended March 30, 1996, nine months ended December 28, 1996 and twelve months ended December 27, 1997, respectively. Subject to its continued compliance with certain legal requirements, the Company currently enjoys a tax holiday for its operations in Singapore that has been extended until June 30, 2003.

     During the year ended December 27, 1997, the valuation allowance for deferred tax assets increased by $38.4 million.

     At December 27, 1997, for federal income tax purposes, the Company had net operating loss carryforwards of $616.7 million and tax credit carryforwards of approximately $18.8 million which will expire beginning in fiscal year 1999. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. The Company determined it had undergone such an ownership change. Consequently, utilization of approximately $253.0 million of net operating loss carryforwards and the deduction equivalent of approximately $18.3 million of tax credit carryforwards will be limited to approximately $22.4 million per year.

     The acquisition of the Company by HEA resulted in the Company becoming part of the HEA consolidated group for federal income tax purposes during January 1996. As a member of the HEA consolidated group, the Company is subject to a tax allocation agreement. For financial reporting purposes, however, Company's tax loss has been computed on a separate tax return basis, and, as such, Company has not recorded any tax benefit in its financial statements for the amount of the net operating loss included in the HEA consolidated income tax return.

12. NET LOSS PER SHARE:

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net (loss) per share calculations is provided as follows (in thousands, except share and per share amounts):

                                 YEAR ENDED      NINE MONTHS ENDED     YEAR ENDED
                                  MARCH 30,        DECEMBER 28,       DECEMBER 27,
                                    1996               1996               1997
                                -------------    -----------------    ------------

NUMERATOR -- BASIC AND DILUTED
Net loss......................  $    (122,765)       $(256,326)       $  (109,891)
                                =============        =========        ===========
Net loss available to common
  stockholders................  $    (122,765)       $(256,326)       $  (109,891)
                                =============        =========        ===========
DENOMINATOR
Basic weighted average common
  shares outstanding..........     20,677,000               --              1,891
Effect of dilutive
  securities..................             --               --                 --
                                -------------        ---------        -----------
Diluted weighted average
  common shares...............     20,677,000               --              1,891
                                =============        =========        ===========
Basic and diluted net loss per
  share (See Note 1)..........  $       (5.94)       $      --        $(58,112.64)
                                =============        =========        ===========

     The following contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive:

                                 YEAR ENDED    NINE MONTHS ENDED     YEAR ENDED
                                 MARCH 30,       DECEMBER 28,       DECEMBER 27,
                                    1996             1996               1997
                                 ----------    -----------------    ------------

Stock options..................          --        3,552,000          4,408,000
Convertible subordinated
  debentures...................   1,250,000        1,250,000          1,250,000
Convertible preferred stock....          --       29,104,000         44,030,000

13. EMPLOYEE BENEFIT PLAN:

     The Company maintains a retirement and deferred savings plan for its employees (the "401(k) Plan") that is intended to qualify as a tax-qualified plan under the Code. The 401(k) Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation (up to a statutory limit). Under the 401(k) Plan, the Company may make discretionary contributions. The Company's contributions to the 401(k) Plan for the fiscal periods ended March 30, 1996 and December 28, 1996 and December 27, 1997 were $600,000, $1.2 million, and $1.6 million, respectively. All amounts contributed by participants and earnings on such contributions are fully vested at all times.

14. SUBSEQUENT EVENTS:

  Reverse Stock Split


      On May 29, 1998, the Board approved a one-for-two reverse split of the Company's outstanding common stock, which became effective upon the Company's filing of an amended and restated certificate of incorporation in Delaware on July 24, 1998. All references in the financial statements to the number of the Company's common shares and price per share amounts, as well as the conversion ratio of preferred shares, have been retroactively restated to reflect the reverse split. The Board of Directors also approved the increase of the Company's authorized common stock to 250,000,000 shares.

  1998 Restricted Stock Plan (unaudited)

      On May 29, 1998, the Company adopted the 1998 Restricted Stock Plan which provides for awards of shares of common stock to employees. Restricted stock awarded under this plan vests three years from the date of grant and are subject to forfeiture in the event of termination of employment with the Company. The Company has granted 390,000 shares of common stock under this plan.

  Short-Term Borrowings from Parent (unaudited)

      On July 29, 1998 the Company and HEA agreed in principle to replace short-term borrowings from HEA of $55,000,000 with a subordinated term note due in July 31, 2001, bearing interest, due semi-annually, at LIBOR plus 2.0%. This indebtedness will be subordinated to all other debt of the Company except for the Company's outstanding 5.75% Convertible Subordinated Debentures. The Company will have the right to prepay the term note, in whole or in increments of $1,000,000 or more, without penalty.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Maxtor Corporation:

     We have audited the consolidated financial statements and the financial statement schedule of Maxtor Corporation (a subsidiary of Hyundai Electronics America) listed in the index on page 49 of this Form 10-K as of December 28, 1996 and December 27, 1997, and for the nine month period ended December 28, 1996 and the year ended December 27, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxtor Corporation as of December 28, 1996 and December 27, 1997, and the consolidated results of its operations and its cash flows for the nine month period ended December 28, 1996 and the year ended December 27, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     As discussed in Note 1 to the financial statements, the Company's ultimate parent, Hyundai Electronics Industries, Co., Ltd., (HEI) is located in the Republic of Korea. The Republic of Korea has recently experienced volatility in its currency and interest rates which have affected the operations of most Korean companies, including HEI. HEI has provided certain financial support to the Company in the past and is a guarantor of the Company's debt.

                                          PricewaterhouseCoopers LLP

San Jose, California
February 3, 1998, except for
Notes 7 and 10 for which
the date is April 9, 1998,
the ninth paragraphs of
Notes 1 and 7, for which
date is June 3, 1998, and
the first paragraph of Note 14,
for which the date is July 24, 1998

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Maxtor Corporation

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of Maxtor Corporation (a wholly-owned subsidiary of Hyundai Electronics America) for the year ended March 30, 1996. Our audit also included the financial statement schedule for the year ended March 30, 1996 listed in the Index at Item 16(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

                                          /s/ ERNST & YOUNG LLP

San Jose, California
April 25, 1996
except for the first paragraph of the
"Subsequent Event" note
as to which this date is July 24, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Incorporated by reference to Form 8-K filed on July 26, 1996.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company as of June 1, 1998 are as follows:

           NAME             AGE                   POSITION WITH THE COMPANY
           ----             ---                   -------------------------
Dr. Chong Sup Park(1).....  50    Chairman of the Board
Michael R. Cannon(1)......  45    President, Chief Executive Officer and Director
Charles F. Christ(2)(3)...  59    Director
Chang See Chung(2)........  45    Director
Charles Hill(1)(3)(4).....  62    Director
Y. H. Kim.................  55    Director
Philip S. Paul(2)(3)(4)...  59    Director
Dr. Victor B. Jipson......  45    Senior Vice President, Engineering
William F. Roach..........  54    Senior Vice President, Worldwide Sales and Marketing
Paul J. Tufano............  44    Vice President, Finance, and Chief Financial Officer
Glenn H. Stevens..........  47    Vice President, General Counsel and Secretary
Phillip C. Duncan.........  47    Vice President, Human Resources
John T. Hagerman..........  43    Vice President, Strategic Initiatives
K. K. Kim.................  46    Vice President, Business Development
Misha Rozenberg...........  36    Vice President, Quality
K. H. Teh.................  44    Vice President, Worldwide Manufacturing
David L. Beaver...........  44    Vice President, Materials

---------------
(1) Member of the Nominating Committee.

(2) Member of the Compensation Committee.

(3) Member of the Audit Committee.

(4) Member of the Affiliated Transactions Committee.

     Dr. Chong Sup Park has been Chairman of the Board since May 1998 and assumed the position of Chairman, President and Chief Executive Officer of HEA in September 1996. Dr. Park also has been Chairman of MMC's board of directors since January 1998. From September 1996 to May 1998, Dr. Park served as Vice Chairman of the Board. Dr. Park previously served as the Company's President and Chief Executive Officer from February 1995 until his appointment as Vice Chairman. From 1993 until joining Maxtor in 1995, he was Chairman, President and Chief Executive Officer of Axil Computer, Inc., a workstation computer manufacturer and a Hyundai Business Group company, in Santa Clara, California. Dr. Park is also Corporate Executive Vice President of HEI and formerly held various other management positions with HEI, including the position of Senior Vice President, Semiconductor Sales and Marketing, which he held from 1990 to 1992. From 1985 to 1989, Dr. Park was President and Chief Executive Officer of HEA. He is also a director of Symbios, Inc., an affiliate of the Company which manufactures semiconductor and information storage products ("Symbios").

     Michael R. Cannon has been President, Chief Executive Officer and Director of the Company since July 1996. From 1993 until he joined Maxtor, Mr. Cannon held several senior management positions with IBM's Storage Systems division, including Vice President, Mobile and Desktop Business Unit; Vice President, Product Design; and Vice President, Worldwide Operations. From 1991 to 1993, he served as Senior Vice President of SyQuest, a removable disk drive company, and prior to joining SyQuest, he held the position of Vice President, Southeast Asia Operations, with Imprimis Technology. He is also a director of MMC, a wholly owned subsidiary of HEA.

     Charles F. Christ has been a member of the Board since August 1995. He has been President, Chief Executive Officer and a director of Symbios since 1997. From 1994 to 1997, Mr. Christ was Vice President and General Manager of the Components Division of Digital Equipment Corporation. From 1989 to 1990, Mr. Christ was a Senior Partner with the management consulting group of Coopers & Lybrand L.L.P. From 1986 to 1988, he was President and Chief Executive Officer of Digital Sound Corporation, a telecommunications voice processing company.

     Chang See Chung has been a member of the Board since May 1998. Mr. Chung has also served as Senior Vice President of HEA since May 1998. From 1995 to 1998 he served as Vice President, Strategic Planning and Corporate Coordination of Symbios. From 1976 to 1995, Mr. Chung held various management positions with HEA, Hyundai Electronics Europe, HEI and HHI. Mr. Chung was previously the Chief Financial Officer and Treasurer of HEA.

     Charles Hill has been a member of the Board since March 1992. He has been a Senior Research Fellow at the Hoover Institution since 1989. From 1983 to 1984 he served as Chief of Staff of the U.S. State Department and from 1982 to 1989 as Executive Assistant to former U.S. Secretary of State George P. Shultz. From 1992 to 1996, Mr. Hill was Special Consultant to the Secretary General of the United Nations. Presently, he is Diplomat-in-Residence and Lecturer in International Studies at Yale University.

     Y. H. Kim has been a member of the Board since January 1996. He has been President and representative Director of HEI since September 1996. From 1989 to 1996, Mr. Kim was President and Chief Executive Officer of HEA. Mr. Kim has been employed by the Hyundai group since 1971. He also is a Director of Symbios.

     Philip S. Paul has been a member of the Board since March 1998. Since 1991, he has managed Paul Capital Partners, L.P., a private equity firm. From 1985 to 1991, Mr. Paul was Chairman and Chief Executive Officer of Hillman Ventures, Inc., a venture capital firm specializing in technology investments. From 1982 to 1985, Mr. Paul was President and Chief Executive Officer of Machine Intelligence Corp., a robotics company. He is also a Director of Symbios.

     Dr. Victor B. Jipson has been the Company's Senior Vice President, Engineering since December 1995. From 1991 to 1995, he was General Manager of IBM's Optical Storage Solutions business unit. From 1975 to 1991, Dr. Jipson held key management positions in research, technical strategy, product strategy and research and development with IBM.

     William F. Roach has been the Company's Senior Vice President, Worldwide Sales and Marketing since January 1997. From 1989 to 1996, he held various sales and marketing positions with Quantum, an information storage products company, including Executive Vice President, Worldwide Sales, from 1994 to 1996. From 1977 to 1989 Mr. Roach held sales and marketing positions with Intel Corporation, a semiconductor company.

     Paul J. Tufano has been the Company's Vice President, Finance and Chief Financial Officer since July 1996. From 1979 to 1996, Mr. Tufano held a variety of management positions at IBM. From 1995 to 1996, Mr. Tufano was Manager of Worldwide Logistics for IBM's Storage Systems division. Other management positions included Manager of Plans and Controls for its Desktop and Mobile Storage products business unit, and Controller for IBM's San Jose, California facility. He is currently a Director of IMS, an electronic manufacturing service company.

     Glenn H. Stevens has been the Company's Vice President, General Counsel and Secretary since June 1994. From 1992 to 1994, Mr. Stevens had a private law practice. From 1979 to 1992, he held various positions within the legal department at U S WEST, Inc., a telecommunications products and services provider, including Chief Counsel and Secretary for its research and development organization and Chief Intellectual Property Counsel for the family of U S WEST, Inc. companies.

     Phillip C. Duncan has been the Company's Vice President, Human Resources since August 1996. From 1994 to 1996, he was Vice President, International Sales and Marketing and Human Resources of Berkeley Systems, a software company. From May 1992 to June 1994 he held senior human resources management positions at SyQuest and from March 1990 to May 1992 he held similar positions at Cirrus Logic, a semiconductor company.

     John T. Hagerman has been the Company's Vice President, Strategic Initiatives since October 1997. From June 1996 to October 1997 he was the Company's Vice President, Marketing and Strategic Planning. From February 1996 to June 1996, he was the Company's Vice President, Strategic Planning and from 1993 to February 1996 he was the Company's Vice President, Mobile Products.

     K. K. Kim has been the Company's Vice President, Business Development since May 1994. From 1991 to 1994, Mr. Kim was Director of Corporate Planning Office for HEI. Prior to 1991, he held various management positions with other companies affiliated with HEA.

     Misha Rozenberg has been the Company's Vice President, Quality since March 1998. From April 1996 to March 1998, he was Vice President, Supplier Engineering. From 1994 to 1996, Mr. Rozenberg was a Senior Director of Supplier Engineering with Conner Peripherals, Inc., a disk drive company. From 1990 to 1994 he was a Manager with Apple Computer.

     K. H. Teh has been the Company's Vice President, Worldwide Manufacturing since May 1997. From 1996 to 1997 he was with Iomega Corp., a removable disk drive company, where he had been Managing Director of its Malaysia manufacturing facility. From 1994 to 1996, he was a Managing Director, Malaysia Manufacturing, with Quantum, and was a Senior Director with SyQuest from 1993 to 1994.

     David L. Beaver has been the Company's Vice President, Materials since May 1998. From 1994 to 1997, he was Director of Operations-Materials at EMASS, a data storage company, and from 1991 to 1994 he was Director of Corporate Materials Procurement at SyQuest.

     There are no family relationships among any of the Company's directors or executive officers.

BOARD OF DIRECTORS

     The Board is divided into three classes and currently consists of seven (7) directors. Messrs. Chung, Hill and Paul are Class I directors; Messrs. Kim and Christ are Class II directors; and Messrs. Park and Cannon are Class III directors. Class I, Class II and Class III directors serve until the annual meetings of stockholders to be held in 1999, 2000 and 2001, respectively, and until their respective successors are duly elected and qualified. Directors in a class are elected for a term of three years to succeed the directors in such class whose terms expire at such annual meeting.

BOARD COMMITTEES

     The Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating Committee. The Audit Committee currently consists of Mr. Christ, Mr. Hill and Mr. Paul. The Audit Committee selects and engages, on behalf of the Company, the independent public accountants to audit the Company's annual financial statements, and reviews and approves the planned scope of the annual audit. The Compensation Committee currently consists of Mr. Christ, Mr. Chung and Mr. Paul. The Compensation Committee establishes compensation policies governing the Company's executive officers, sets bonuses and salaries for certain officers of the Company including the Chief Executive Officer and administers or supervises the administration of the Company's employee benefit programs and executive compensation programs. The Nominating Committee currently consists of Dr. Park, Mr. Cannon and Mr. Hill. The Nominating Committee recommends from time to time candidates for nomination for election as directors of the Company.

ITEM 11.  DIRECTORS AND EXECUTIVE COMPENSATION

DIRECTORS

     Since 1996 and prior to May 13, 1998, non-employee members of the Board received the following compensation: (i) an annual retainer of $22,000; (ii) $1,000 per year for service as a committee chairperson; (iii) $1,500 for attendance at each quarterly meeting of the Board; (iv) reimbursement of travel and expenses for such meetings; and (v) a one-time initial grant of a nonqualified stock option to purchase 20,000 shares of Common Stock pursuant to the Option Plan or the Amended Plan. In April 1998, in connection with the adoption of the Amended Plan, each director holding an option to purchase Common Stock was granted a new option to purchase a number of shares of Common Stock equal to 10% of the option shares previously held in exchange for such amendment. Effective May 13, 1998, non-employee members of the Board will receive: (i) an annual retainer of $22,000; (ii) $1,000 per year for service as a committee chairperson; (iii) $1,500 for attendance at each quarterly meeting of the Board; (iv) $1,000 for attendance at each, if any, special meeting of the Board; (v) $1,000 for attendance at each meeting of a committee of the Board which are not held on the same day as a scheduled board meeting; (vi) reimbursement of travel and expenses for such meetings; (vii) a one-time initial grant of a nonqualified stock option to purchase 20,000 shares of Common Stock pursuant to the Option Plan or the Amended Plan (the "Initial Grant"); and
(viii) for so long as a director remains a member of the Board an additional grant of a non-qualified stock option to purchase 5,000 shares of Common Stock each time that he or she is reelected to the Board. Board members who participate telephonically in any of the meetings described in subsections
(iii), (iv) and (v) above will receive only 50% of the above-noted compensation for such meeting.

EXECUTIVE COMPENSATION

     The following summary compensation table sets forth the compensation paid by the Company during the fiscal years ended March 30, 1996, December 28, 1996 and December 27, 1997 to the Company's Chief Executive Officer and the four other most highly compensated executive officers whose total compensation for services in all capacities to the Company exceeded $100,000 during the fiscal year ended December 27, 1997 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                                                                      AWARDS
                                                   ANNUAL COMPENSATION             ------------
                                         ---------------------------------------    SECURITIES       ALL OTHER
       NAME AND           FISCAL YEAR    SALARY       BONUS       OTHER ANNUAL      UNDERLYING    COMPENSATION($)
  PRINCIPAL POSITION       ENDED(1)        ($)         ($)       COMPENSATION($)    OPTIONS(#)          (2)
  ------------------     -------------   -------   -----------   ---------------   ------------   ---------------
Michael R. Cannon(3)...  Dec. 27, 1997   500,000    750,000(4)            --              --              --
  President, and Chief   Dec. 28, 1996   240,387    250,000(2)            --         450,000              --
  Executive Officer      Mar. 30, 1996        --            --            --              --              --
William F. Roach(5)....  Dec. 27, 1997   339,242            --       116,667(6)      125,000              --
  Senior VP, Worldwide   Dec. 28, 1996        --            --            --              --              --
  Sales and Marketing    Mar. 30, 1996        --            --            --              --              --
Dr. Victor B. Jipson...  Dec. 27, 1997   258,846     50,000(7)            --              --           4,800
  Senior VP,             Dec. 28, 1996   176,924    107,500(7)            --          50,000           3,173
  Engineering            Mar. 30, 1996    70,768     50,000(7)       116,490(8)           --           1,326
Paul J. Tufano(9)......  Dec. 27, 1997   229,986    50,000(10)            --              --           4,800
  VP, Finance and        Dec. 28, 1996    92,879    50,000(10)            --          50,000           2,322
  Chief Financial        Mar. 30, 1996        --            --            --              --              --
    Officer
Phillip C.               Dec. 27, 1997   220,000            --            --              --           4,800
  Duncan(11)...........
  VP, Human              Dec. 28, 1996    84,615    80,000(12)            --          40,000           2,094
  Resources              Mar. 30, 1996        --            --            --              --              --

---------------
 (1) As a result of the Company's change in fiscal year end, the fiscal period ended December 28, 1996 comprises nine months.

 (2) The amounts shown in this column, unless otherwise indicated, represent the Company's annual contribution to the Maxtor Savings Retirement Plan, a 401(k) plan. All U.S. employees are eligible to participate in this plan.

 (3) Mr. Cannon joined the Company as President and Chief Executive Officer in July 1996.

 (4) Represents bonuses paid in accordance with the Company's offer letter to Mr. Cannon. See "-- Employment Agreements."

 (5) Mr. Roach joined the Company as Senior Vice President, Worldwide Sales and Marketing in January 1997.

 (6) Represents a portion of a $350,000 loan to be forgiven over a three year period in accordance with the Company's offer letter to Mr. Roach. See "-- Employment Agreements."

 (7) Represents bonus paid in connection with the Company's hiring of Dr.
     Jipson.

 (8) Represents relocation expenses reimbursed in connection with the Company's hiring of Dr. Jipson.

 (9) Mr. Tufano joined the Company as Vice President, Finance and Chief Financial Officer in August 1996.

(10) Represents bonus paid in accordance with the Company's offer letter to Mr. Tufano. See "-- Employment Agreements."

(11) Mr. Duncan joined the Company as Vice President, Human Resources in August 1996.

(12) Represents bonus paid in accordance with the Company's offer letter to Mr. Duncan. See "-- Employment Agreements."

     The following table sets forth information with respect to stock options granted during the fiscal year ended December 27, 1997 to each of the Named Executive Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                        POTENTIAL REALIZABLE
                                                                                          VALUE AT ASSUMED
                                            % OF TOTAL                                  ANNUAL RATES OF STOCK
                                             OPTIONS                                     PRICE APPRECIATION
                              NUMBER OF     GRANTED TO                                   FOR OPTION TERM(2)
                               OPTIONS     EMPLOYEES IN   EXERCISE PRICE   EXPIRATION   ---------------------
            NAME              GRANTED(1)   FISCAL YEAR      PER SHARE         DATE         5%         10%
            ----              ----------   ------------   --------------   ----------   --------   ----------
Michael R. Cannon(3)........        --           --                 --            --          --           --
William F. Roach(3).........   125,000         7.70%        $     6.00      01/02/07    $471,671   $1,195,307
Dr. Victor B. Jipson(3).....        --           --                 --            --          --           --
Paul J. Tufano(3)...........        --           --                 --            --          --           --
Phillip C. Duncan(3)........        --           --                 --            --          --           --

---------------
(1) All options were granted under the Amended Plan. Options granted under the Amended Plan vest over a four-year period with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter. The vesting schedule for new participants begins February 1, 1996 or on the hiring date, whichever is later. The Board retains discretion to modify the terms, including the price of outstanding options.

(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% annual rates of stock price appreciation from the date of grant to the end of the option term are provided in accordance with rules of the Commission and do not represent the Company's estimate or projection of the future Common Stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option holders' continued employment through the vesting period. This table does not take into account any actual appreciation in the price of the Common Stock from the date of grant to the present.

(3) On January 25, 1998, the Compensation Committee of the Board approved grants to purchase Common Stock under the Amended Plan to the following Named Executive Officers at an exercise price of $6.00: Mr. Cannon received an option for 100,000 shares, Dr. Jipson received an option for 37,500 shares, Mr. Tufano received an option for 37,500 shares, and Mr. Duncan received an option for 15,000 shares. On February 25, 1998, in connection with the Option Amendment Program the following Named Executive Officers received options to purchase Common Stock under the Amended Plan at an exercise price of $6.00: Mr. Cannon received an option for 45,000 shares, Mr. Roach received an option for 12,500 shares, Dr. Jipson received an option for 5,000 shares, Mr. Tufano received an option for 5,000 shares, and Mr. Duncan received an option for 4,000 shares.

     There were no options exercised during the twelve months ended December 27, 1997. The following table provides the specified information concerning unexercised options held as of December 27, 1997 by the Named Executive
Officers:

                 FISCAL YEAR-END VALUES OF UNEXERCISED OPTIONS

                                                  NUMBER OF SECURITIES
                                                 UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                       OPTIONS AT             IN-THE-MONEY OPTIONS
                                                  DECEMBER 27, 1997(1)      AT DECEMBER 27, 1997(2)
                                                ------------------------    ------------------------
                     NAME                       VESTED(#)    UNVESTED(#)    VESTED($)    UNVESTED($)
                     ----                       ---------    -----------    ---------    -----------
Michael R. Cannon.............................   140,625       309,375         --            --
William F. Roach..............................        --       125,000         --            --
Dr. Victor B. Jipson..........................    18,750        31,250         --            --
Paul J. Tufano................................    15,625        34,375         --            --
Phillip C. Duncan.............................    12,500        27,500         --            --

---------------
(1) All options were granted under the Amended Plan. Options granted under the Amended Plan vest over a four-year period with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter. The vesting schedule for new participants begins February 1, 1996 or on the hiring date, whichever is later.

(2) As of December 27, 1997, there were no unexercised in-the-money options because the exercise price per share was equal to the fair market value per share, as determined by the Board.

EMPLOYMENT AGREEMENTS

     In July 1996, the Company entered into a letter agreement with Mr. Cannon, its current President and Chief Executive Officer, relating to the terms of his employment, his initial level of compensation and payment of certain compensation in the event of his termination from the Company under certain circumstances. The agreement provides for base compensation of $500,000 per year; payment of a sign-on bonus of $1,000,000, payable in four equal quarterly installments beginning on the last day of December 1996; an annual bonus opportunity of approximately $250,000; and the grant of options to purchase 450,000 shares of Common Stock vesting over a four year period. The letter agreement further provides that in the event Mr. Cannon is terminated by the Company without cause, the Company shall pay Mr. Cannon the equivalent of one year's base salary plus any portion of the sign-on bonus remaining unpaid as of the date of such termination.

     In July 1996, the Company entered into a letter agreement with Mr. Tufano, its current Vice President, Finance and Chief Financial Officer, relating to the terms of his employment, his initial level of compensation and payment of certain compensation in the event of his termination from the Company under certain circumstances. The agreement provides for base compensation of $230,000 per year; payment of a sign-on bonus of $100,000, payable in two equal installments in July 1996 and January 1997; an annual bonus opportunity of approximately $115,000; and the grant of options to purchase 50,000 shares of Common Stock vesting over a four year period. The letter agreement further provides that in the event Mr. Tufano is terminated by the Company without cause, the Company shall pay Mr. Tufano the equivalent of nine months' base salary plus any portion of the sign-on bonus remaining unpaid as of the date of such termination.

     In January 1997, the Company entered into a letter agreement with Mr. Roach, its Senior Vice President, Worldwide Sales and Marketing, relating to the terms of his employment, his initial level of compensation, and a loan and associated repayment terms. The agreement provides for base compensation of $350,000 per year; a $350,000 loan; a one-time annual bonus between approximately $175,000 and $350,000; and the grant of options to purchase 125,000 shares of Common Stock vesting over a four year period. In accordance with the foregoing agreement, on January 10, 1997, Mr. Roach delivered to the Company a promissory note in the principal amount of $350,000 in exchange for payment to him by the Company of the loan amount. The note provides for forgiveness of one-third of the outstanding principal balance on each of the first three anniversary dates of his employment, provided that Mr. Roach is an employee of the Company on each such date. In addition, the promissory note shall be forgiven in full in the event of his termination by the Company for any reason other than willful misconduct of a culpable nature. In the event Mr. Roach voluntarily terminates his employment with the Company, the loan amount, reduced pro rata for the period of Mr. Roach's employment relative to the term of the loan, shall become immediately due and payable.

     In August 1996, the Company entered into a letter agreement with Mr. Duncan, its current Vice President, Human Resources, relating to the terms of his employment, his initial level of compensation and payment of certain compensation in the event of his termination from the Company under certain circumstances. The agreement provides for base compensation of $220,000 per year; payment of a sign-on bonus of $80,000, payable during the first week of employment; an annual bonus opportunity of approximately $110,000; and the grant of options to purchase 40,000 shares of Common Stock vesting over a four year period. The letter agreement further provides that in the event Mr. Duncan is terminated by the Company without cause, the Company shall pay Mr. Duncan the equivalent of nine months' base salary.

     In March 1997, the Company entered into a letter agreement with Mr. Teh, its current Vice President, Worldwide Manufacturing, relating to terms of his employment, his initial level of compensation and payment of certain compensation in the event of his termination from the Company under certain circumstances. The agreement provides for base compensation of S$396,000 (Singapore dollars) per year; a sign-on bonus of $100,000 (U.S. dollars), payable in two installments in March 1997 and March 1998; an annual wage supplement of one month's base salary payable in December so long as Mr. Teh has completed twelve months of continued employment; an annual bonus opportunity of approximately S$198,000 (Singapore dollars), and the grant of options to purchase 100,000 shares of Common Stock vesting over a four year period. The Company will provide Mr. Teh with a car and pay for certain operating expenses. The letter agreement further provides that in the event Mr. Teh is terminated by the Company without cause, the Company shall pay Mr. Teh the equivalent of nine months' base salary.

     In June 1998, the Company entered into a letter agreement with Dr. Jipson, its current Senior Vice President, Engineering, which provides that in the event Dr. Jipson is terminated by the Company without cause, the Company shall pay Dr. Jipson the equivalent of nine months' base salary.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 1, 1998: (i) by each person who is known by the Company to beneficially own more than 5% of Common Stock;
(ii) by each of the Named Executive Officers and by each of the Company's directors; and (iii) by all of the Company's officers and directors as a group.

                                                  SHARES BENEFICIALLY
                                               OWNED PRIOR TO OFFERINGS
                                               -------------------------
             BENEFICIAL OWNER(1)                  NUMBER        PERCENT
             -------------------               ------------    ---------
5% STOCKHOLDER:
Hyundai Electronics America(2)...............   44,029,850        99.9%
  3101 North First Street
  San Jose, CA 95134
EXECUTIVE OFFICERS AND DIRECTORS:
Dr. Chong Sup Park(3)(4).....................       12,375            *
Michael R. Cannon(3)(5)......................      247,500            *
Charles F. Christ(3).........................       12,375            *
Chang See Chung(4)...........................           --           --
Charles Hill(3)..............................       12,375            *
Philip S. Paul (3)...........................       12,375            *
Y.H. Kim(3)(4)...............................       12,375            *
Dr. Victor B. Jipson(3)(6)...................       30,930            *
William F. Roach(3)(7).......................       51,563            *
Paul J. Tufano(3)(8).........................       27,500            *
Phillip C. Duncan(3)(9)......................       19,250            *
All executives officers and directors as a
  group (17 persons)(3)(4)(10)...............      512,324          1.1

---------------
  *  Less than one percent (1%)

 (1) Number of shares beneficially owned and the percentage of shares beneficially owned are based on 44,049,290 shares outstanding as of June 1, 1998. Beneficial ownership is determined in accordance with the rules of the Commission. All shares of Common Stock subject to options currently exercisable or exercisable within 60 days after June 1, 1998 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the number of shares beneficially owned and the percentage of ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage of ownership of any other person. Except as indicated in the footnotes to the table and subject to applicable community property laws, based on information provided by the persons named in the table, such persons have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

 (2) HEA has certain nomination rights and rights to maintain at least a 30% ownership interest in the Company through the year 2000, and has agreed to certain limitations on the acquisition of the Company's Common Stock and proxy solicitations. See "Relationship Between the Company and Hyundai -- Stockholder Agreement."

 (3) All shares subject to an option granted under the Amended Plan which are exercisable within 60 days after March 28, 1998.

 (4) Excludes 44,029,850 shares of Common Stock beneficially owned by HEA. Each such individual disclaims beneficial ownership of such shares.

 (5) Excludes 100,000 shares of Common Stock granted to Mr. Cannon on May 29, 1998 pursuant to the Restricted Stock Plan. See "Management -- 1998 Restricted Stock Plan."

 (6) Excludes 35,000 shares of Common Stock granted to Dr. Jipson on May 29, 1998 pursuant to the Restricted Stock Plan. See "Management -- 1998 Restricted Stock Plan."

 (7) Excludes 35,000 shares of Common Stock granted to Mr. Roach on May 29, 1998 pursuant to the Restricted Stock Plan. See "Management -- 1998 Restricted Stock Plan."

 (8) Excludes 35,000 shares of Common Stock granted to Mr. Tufano on May 29, 1998 pursuant to the Restricted Stock Plan. See "Management -- 1998 Restricted Stock Plan."

 (9) Excludes 15,000 shares of Common Stock granted to Mr. Duncan on May 29, 1998 pursuant to the Restricted Stock Plan. See "Management -- 1998 Restricted Stock Plan."

(10) Excludes 305,000 shares of Common Stock granted to certain officers on May 29, 1998, pursuant to the Restricted Stock Plan. See "Management -- 1998 Restricted Stock Plan."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     PART IV

RELATIONSHIP WITH HEA

     In 1994, HEI and certain of its affiliates purchased 40% of the Company's outstanding Common Stock for an aggregate cash purchase price of $150.0 million pursuant to the Stock Purchase Agreement. In early 1996, HEA acquired all of the remaining shares of the publicly-held Common Stock in a tender offer and merger for an aggregate purchase price of $215.0 million and also acquired all of the Company's Common Stock held by HEI and its affiliates. In June 1996 HEA exchanged its Common Stock in the Company for 58,208,955 shares of Series A Preferred Stock.

     In December 1995 HEA loaned the Company $100 million which was due on April 10, 1996 and accrued interest at LIBOR plus 0.65%, with interest payable at maturity. This $100 million loan was replaced in April 1996 with a one year $100 million revolving line of credit bearing interest at HEA's cost of funds plus 0.10%, with interest payable quarterly. In July 1996, the Company borrowed an additional $35 million from HEA due in August 1996, bearing interest at LIBOR plus 0.70% with interest payable at maturity; this loan was repaid at maturity. In April 1997 HEA renewed the $100 million revolving line of credit and increased the borrowing limit to $150 million. HEA increased the borrowing limit on this line of credit to $185 million in June 1997, and to $270 million in August 1997. The Company had utilized all available credit under this facility as of August 1997. In December 1997, $200 million of this outstanding indebtedness was cancelled in exchange for 29,859,766 shares of Series A Preferred Stock, the borrowing limit was reduced to $150 million and the Company repaid an additional $5 million in principal. In January 1998, the Company repaid an additional $10 million in principal. In April 1998 this revolving line of credit was renewed with a borrowing limit of $100 million. A total of $55 million remains outstanding under this revolving line of credit. The Company and HEA have agreed in principle to replace this revolving line of credit with a subordinated term note, due in July 31, 2001, bearing interest, due semi-annually, at LIBOR plus 2.0% per annum. This indebtedness will be subordinated to all other debt of the Company except for the Company's outstanding 5.75% Convertible Subordinated Debentures. The Company will have to right to prepay the term note, in whole or in increments of $1,000,000 or more, without penalty.

     HEA currently is an unconditional guarantor of the Company's Milpitas, California facilities lease. The aggregate monthly rent under the lease is currently $558,270 per month.

     HEA, HEI and Maxtor have entered into certain agreements governing certain relationships between the parties.

     Since 1996, the Company has been a member of the HEA Tax Group. On December 27, 1997, for federal income tax purposes, the Company had NOL carryforwards of approximately $616.7 million and tax credit carryforwards of approximately $18.8 million which will expire beginning in fiscal year 1999. In June 1998, the Company caused Maxtor Singapore to pay a $400.0 million dividend which will utilize a substantial portion of the Company's NOL carryforwards. In addition, a substantial portion of the remaining NOL carryforwards likely will be utilized by the HEA Tax Group for the 1998 tax year and in connection with amendments to returns for prior years. As a result, there will be a significant reduction in the NOL carryforwards available to the Company for federal income tax purposes for subsequent tax years. Utilization and payment for the Company's NOL carryforwards by the HEA Tax Group is governed by the Tax Allocation Agreement. Under the Tax Allocation Agreement, neither HEA nor the Company shall reimburse the other for any utilization of the other member's NOLs or other tax attributes in the consolidated income tax returns, except that each party shall reimburse the other for any use of the other party's tax attributes as a result of any return or amended return filed after September 15, 1999 or by a taxing authority adjustment after September 15, 1999.

     As a result of the Company's acquisition by HEA, utilization of approximately $253.0 million of the Company's NOL carryforwards and the deduction equivalent of approximately $18.3 million of tax credit carryforwards is limited to approximately $22.4 million per year. If more than 50% of the Company's outstanding Common Stock is acquired, then the amount of the Company's U.S. federal taxable income for any tax year ending after the date of such acquisitions which may be offset by the Company's NOL carryforwards remaining after deconsolidation from the HEA Tax Group will be limited to an amount equal to the aggregate value of the Common Stock and the Series A Preferred Stock immediately before the ownership change multiplied by the long-term tax exempt rate then in effect (e.g., 5.15% for ownership changes occurring during July
1998).

     For periods during which the Company is or was a member of the HEA Tax Group, the Company and its subsidiaries have filed or will file tax returns as part of the HEA Tax Group. If the Company will ceases to be a member of the HEA Tax Group, the Company will remain liable for its allocable share of the consolidated or combined tax return liability and for tax deficiencies of the entire HEA Tax Group which relate to the period during which the Company was a member of the HEA Tax Group. There can be no assurance that the HEA Tax Group will satisfy all tax obligations or that additional liabilities will not be assessed for such periods. In addition, there can be no assurance that the Company's share of the consolidated or combined tax liability will not be increased as a result of subsequent events, such as taxing authority audit adjustments or the filing of amended returns affecting either the Company's items of gain, income, loss, deduction or credit or another member's items of gain, income, loss, deduction or credit. The Company has agreed to indemnify and reimburse HEA if any member of the HEA Tax Group is required to pay any tax, interest or penalty to any taxing authority related to any additional Company separate tax return liability and if there is any increase in the consolidated or combined tax return liability resulting from revisions to the Company's taxable income or revisions to another HEA Tax Group member's taxable income, except to the extent such revisions to another HEA Tax Group member's taxable income are made after September 15, 1999. HEA has agreed to indemnify and reimburse the Company if the Company or any of its subsidiaries is required to pay any tax, interest or penalty to any taxing authority related to any separate tax return of any member of the HEA Tax Group other than the Company or its subsidiaries, and if the Company or any of its subsidiaries is required to pay to any taxing authority any amount in excess of the Company's share of the consolidated or combined tax return liability.

     See "Certain Factors Affecting Future Performance -- Control by and Dependence on Hyundai," "Certain Tax Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Tax Matters."

STOCKHOLDER AGREEMENT

     HEI, HEA and the Company have entered into a Stockholder Agreement which clarifies and establishes certain rights and obligations of the Hyundai Affiliates and the Company regarding the Company's capital stock and related matters. For purposes of the following discussion, "Hyundai Affiliates" means HEA, HEI, any of their successors, and all corporations, partnerships, joint ventures, associations and other entities that directly or indirectly through one or more intermediaries is controlled by HEA or HEI (other than the Company and its subsidiaries and such other entities controlled by the Company). The Stockholder Agreement does not bind any other Hyundai entity.

     Registration Rights. Pursuant to the Stockholder Agreement, HEA has certain registration rights regarding shares of Common Stock held by HEA which are described under "Description of Capital Stock -- Registration Rights."

     Rights Regarding Board of Directors. The Stockholder Agreement also provides that so long as Hyundai Affiliates beneficially own at least a majority of the Company's outstanding Voting Stock, HEA will maintain at least two Disinterested Directors on the Board. "Disinterested Directors" are those directors not employed by, or serving as paid consultants for HEA or its affiliates (including the Company). "Voting Stock" for purposes of the Stockholder Agreement means capital stock which votes generally in the election of directors.

     At any time when the Hyundai Affiliates beneficially own less than a majority but at least 30% of the Company's outstanding Voting Stock, HEA has the right to designate for Board nomination and stockholder election one director in each of the three classes of the Board, provided such designee is reasonably satisfactory to the Nominating Committee of the Board, and the remaining directors are to be nominated by the Nominating Committee subject to the approval of a majority of the Disinterested Directors. HEA has the right to designate for nomination one director in each of two classes at any time when the Hyundai Affiliates beneficially own less than 30% but at least 20% of the Company's outstanding Voting Stock, and one director if the Hyundai Affiliates beneficially own less than 20% but at least 10% of the Company's outstanding Voting Stock, provided that each such designee must be reasonably satisfactory to the Nominating Committee. If a vacancy occurs with respect to a director which HEA had the right to designate initially, and HEA has the right at such time to designate a director for nomination in such director's class, HEA is entitled to designate a director to fill the vacancy. If the Company complies with its obligation to nominate for election those persons designated by HEA in accordance with the Stockholder Agreement, the Hyundai Affiliates are required to vote their shares of Common Stock in favor of all directors nominated in accordance with the Stockholder Agreement. HEA's right to designate directors for nomination terminates when the Hyundai Affiliates beneficially own less than 10% of the outstanding Voting Stock.

     See "Certain Factors Affecting Future Performance -- Control By and Dependence On Hyundai," "-- Effect of Antitakeover Provisions," "Management -- Directors and Executive Officers," and "Security Ownership of Certain Beneficial Owners and Management."

     Prohibition on Certain Proxy Solicitations. From such time as HEA beneficially owns less than a majority of the Company's outstanding Voting Stock, the Hyundai Affiliates are not permitted to make any solicitation of proxies either with regard to the election of directors or other proposals, except in response to a solicitation of proxies by a person other than Company management in an election contest or otherwise. This prohibition on proxy solicitation terminates when the Hyundai Affiliates beneficially own less than 20% of the outstanding Voting Stock. See "Risk Factors -- Control By and Dependence On Hyundai" and "-- Effect of Antitakeover Provisions."

     Standstill and Right to Maintain Ownership. From such time as HEA beneficially owns less than a majority of the Company's outstanding Voting Stock, Hyundai Affiliates are not permitted to acquire additional shares of the Company's Voting Stock except (i) in the event a third party makes a tender offer or exchange offer for at least 20% of the Company's Voting Stock that has not been approved by a majority of the Company's Disinterested Directors, unless the acquisition of Common Stock by such Hyundai Affiliate is approved by a majority of the Disinterested Directors or (ii) through December 31, 2000, in the event as a result of an issuance of Common Stock or other equity securities by the Company, Hyundai Affiliates will own in the aggregate less than 30% of the outstanding Voting Stock, plus one share (the "Minimum Ownership") following such issuance, in which case HEA is permitted to purchase shares of Common Stock in the open market, subject to the Company's trading window policies, only to the extent necessary to maintain the Minimum Ownership, and unless such purchases are made or HEA otherwise directs, the Company will automatically sell HEA the number of shares of Common Stock necessary to allow Hyundai Affiliates in the aggregate to maintain the Minimum Ownership, at fair market value as determined under the Stockholder Agreement. The prohibition on Hyundai Affiliates' acquisition of the Company's Voting Stock terminates on the earlier of December 31, 2001 and such time as the Hyundai Affiliates beneficially own less than 20% of the outstanding Voting Stock.

     Agreement Not to Compete. The Hyundai Affiliates also have agreed for a period of five years from such time as HEA beneficially owns less than a majority of the Company's outstanding Voting Stock, the Hyundai Affiliates, not to compete with the Company by means of the ownership, management, operation, or control of any business engaged primarily in the design, development, manufacture, marketing or sale of HDDs, provided that Hyundai Affiliates are permitted to make investments in publicly traded corporations, regardless of the business such corporations are engaged in, so long as the aggregate ownership by Hyundai Affiliates does not exceed 3% of the issued and outstanding capital stock of any such publicly traded corporation.

RELATIONSHIP WITH HEI

     In August 1995, HEI guaranteed a $100 million 364-day revolving credit facility of the Company which expired in August 1996. In January 1996, HEI guaranteed a $13.8 million one year loan to Maxtor Singapore, which was renewed in January 1997 for an additional year and repaid at maturity on January 1998. In August 1996, HEI guaranteed an $86 million 364-day revolving credit facility and a $129 million three year revolving credit facility. In October 1996, the $86 million 364-day revolving credit facility was increased by $10 million and HEI guaranteed the additional amount. In addition, in October 1996, HEI guaranteed a separate $10 million one year revolving credit facility which was repaid by the Company in January 1998. In December 1996, HEI guaranteed two additional credit facilities, one of which was a three month $20 million uncommitted line which the Company repaid at maturity in March 1997 and the other of which was a $10 million one year facility which was repaid at maturity in December 1997. In August 1997, the Company repaid $65 million of the $96 million 364-day revolving credit facility and extended the balance of $31 million for an additional 364 days, continuing HEI's guarantee. In October 1997, HEI guaranteed an additional $10 million one year revolving credit facility.

     HEI served as guarantor for the Company's borrowings under various revolving bank credit facilities from August 1995 through June 1998. At December 27, 1997, aggregate indebtedness of the Company guaranteed by HEI under such facilities was $170.0 million. Due to the economic conditions in Korea and significant recent devaluations of the Korean won versus the U.S. dollar, HEI's reported financial condition as of year-end 1997 was not in compliance with certain financial covenants applicable to HEI as guarantor under such revolving credit facilities, and such non-compliance constituted a default by the Company under such revolving credit facilities and also a default (through a cross-default clause) under an uncommitted credit facility of the

Company that is repayable on demand of the lender, is not guaranteed and had an outstanding principal amount of $30.0 million as of December 27, 1997 and June 27, 1998. The default under the revolving credit facilities was waived by the lending banks in June 1998 in exchange for HHI becoming the guarantor under such facilities in place of HEI and an increase in pricing to reflect borrowing rates based on HHI's current credit rating. As of June 27, 1998, aggregate indebtedness of $170.0 million under the revolving credit facilities was guaranteed by HHI. The Company believes that current market conditions for credit facilities are not as favorable as they have been at certain times in the past, and that for various reasons the number of potential lenders actively providing credit facilities to companies in the data storage industry may have decreased recently, and that the terms on which the remaining potential lenders are willing to offer such facilities have become significantly more restrictive and/or costly. Consequently, there can be no assurance that the Company will be able to obtain any credit facilities or as to the terms and amount of any such facilities. Any failure to obtain adequate credit facilities on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, as a majority-owned subsidiary of HEA, the Company had the benefit of a letter of support from HEI under which HEI agreed to provide sufficient financial support to ensure that the Company would continue as a going concern. The Company believes that it will no longer have the benefit of the support letter.

     On March 30, 1996, the Company entered into an accounts receivable securitization program with Citicorp Securities, Inc. ("Citicorp Securities"). Under this program the Company could sell its qualified trade accounts receivable up to $100 million on a non-recourse basis. As of December 27, 1997, $79.8 million of advances related to sales of accounts receivable were included in accrued and other liabilities. As of June 27, 1998, this amount was $19.4 million. In connection with this agreement, HEI entered into a performance undertaking under which HEI agreed to cause the Company to collect receivables and to perform obligations of the Company in the event of the Company's failure to perform. HEI also indemnified the purchasers from any expenses incurred in enforcing their rights under the agreement. The Company's asset securitization program was subject to certain conditions, among which was a condition that all of HEI's long-term public senior debt securities achieve a specified rating. This condition was not met in February 1998, and the Company obtained waivers of this condition through April 8, 1998.

     The Company completed a new asset securitization program dated as of April 8, 1998 (the "New Program") arranged by Citicorp Securities to replace the then existing program. Under the New Program, the Company sells all of its trade accounts receivable through a special purpose vehicle with a purchase limit of $100 million on a non-recourse basis, subject to increase to $150 million, upon the fulfillment of the conditions subsequent described below. On April 8, 1998, the receivables then securitized under the existing program, in the amount of approximately $100 million, were transferred to Citicorp's Corporate Receivables Corporation ("CRC") under the New Program. HHI entered into a new performance undertaking similar to that under the former program. Continuance of the New Program is subject to certain conditions, including a condition that all of the long-term public senior debt securities of HHI achieve a specified rating. In addition, the New Program remains subject to certain conditions subsequent related to obtaining appropriate waivers as may be necessary from lenders of the Company's credit facilities, or effecting a cure of any outstanding defaults under such credit facilities of the Company and obtaining a performance guarantee from HHI of the obligations of the Company under the New Program.

     In May 1995, the Company entered into a definitive manufacturing agreement with HEI. Under the terms of the agreement, HEI manufactured Company-designed HDDs for the Company at a site in Korea and the Company purchased approximately $24.1 million of HDDs. In October 1996, the manufacturing agreement was canceled and production at the Korean manufacturing site was transferred to the Company's manufacturing facilities in Singapore. As part of the transfer, the Company purchased $4.3 million in inventories and approximately $14 million of HEI's manufacturing equipment, with the purchase price payable one year from the invoice date. The equipment was invoiced over the period from November 1996 through February 1997. HEI bore all other costs associated with the shut down of production in Korea.

     HEI and IBM are parties to the IBM License Agreement, under which HEI and its subsidiaries, including the Company, are licensed with respect to certain IBM patents. HEI is required under the IBM License Agreement to pay IBM a license fee, payable in installments through 2007. HEI has entered into a Sublicense Agreement with the Company pursuant to which Maxtor is obligated to pay IBM a portion of the license fee otherwise due from HEI under the IBM License Agreement, payable in annual installments ranging from $1.0 million to $2.3 million, when such amounts are due IBM from HEI. Under the IBM License Agreement, if Maxtor ceases to be a majority-owned subsidiary of HEA, Maxtor can obtain a royalty-free license under the same terms from IBM upon the joint request of HEI and Maxtor, and the fulfillment of certain conditions. Pursuant to the Sublicense Agreement, HEI has agreed to cooperate to obtain such a license for the Company once the Company ceases to be a majority-owned subsidiary, and the Company has agreed to continue to pay IBM the Company's allocated license fee following the grant of such a license from IBM. HEI and the Company have indemnified each other for certain liabilities arising from their acts or omissions relating to the IBM License Agreement.

     The Company currently is involved in a dispute with StorMedia, which arises out of the StorMedia Agreement. Pursuant to the StorMedia Agreement, StorMedia agreed to supply disk media to the Company. StorMedia sued HEI, Mong Hun Chung (HEI's chairman), Dr. Chong Sup Park (HEA's President and the individual who signed the StorMedia Agreement on behalf of the Company) and K.S. Yoo (the individual who signed the StorMedia Agreement on behalf of HEI) alleging that at the time HEI entered into the StorMedia Agreement, it knew that it would not and could not purchase the volume of products which it committed to purchase, and that failure to do so caused damages to StorMedia in excess of $206 million. The Company believes that it has meritorious defenses against the claims alleged by StorMedia.

     HEI has agreed to indemnify the Company for any losses from third party claims arising after the Company cease to be a majority-owned subsidiary of HEI which would have been covered under patent license agreements between HEI or its affiliates other than Maxtor and such third party and which were in existence at the time the Company was a majority-owned subsidiary of HEA. These indemnifications survive for three years after Maxtor ceases to be a majority-owned subsidiary, and the maximum liability for which HEI is liable under the indemnification provisions is $25 million. In addition, HEI and the Company have granted each other royalty-free patent licenses covering patents owned, or licensable without the payment of royalties or other consideration to third parties, by each party through August 31, 2003 relating to certain fields of use. The Company and HEI also have agreed to indemnify each other for any losses or liabilities arising from any action or failure to take action related to IBM License Agreement, including any nonpayment of license fees. The Company's maximum liability under this indemnity agreement is the total amount of money due to IBM under the Sublicense Agreement and actual interest costs and/or exchange rate losses incurred by HEI.

     See "-- Certain Factors Affecting Future Performance -- Control by and Dependence on Hyundai," "-- Limited Protection of Intellectual Property; Risk of Third Party Claims of Infringement" and "-- StorMedia; Legal Proceedings".

RELATIONSHIP WITH IMS

     In 1996, the Company sold a majority interest in IMS to certain members of IMS management and other investors for $25 million in cash and $20 million in notes and retained a 23.5% ownership interest in IMS. In October 1997, IMS completed an initial public offering and repaid in full the note and its related interest, which aggregated $21.8 million. As of December 27, 1997 the Company's equity interest in IMS was 16.0% and as of June 27, 1998, the Company's equity interest in IMS was 16.2%. The Company has agreed to indemnify the investors and IMS up to $17.5 million for certain breaches of representations, provided that tax and environmental representations are not subject to the liability limit.

     The Company outsources most of its PCB assembly to IMS; IMS supplies the Company with PCBs, sub-assemblies and fully integrated products under a manufacturing services agreement. The Company made purchases from IMS in the years ended December 28, 1996 and December 27, 1997 of $191.9 million and $115.3 million, respectively. Two former officers of the Company, Robert Behlman (formerly Vice President of Manufacturing of the Company) and Nathan Kawaye (formerly Vice President and Chief Financial Officer of the Company), hold positions as President and Chief Executive Officer and Vice President and Chief Financial Officer, respectively, at IMS. Mr. Tufano, the Company's Vice President, Finance and Chief Executive Officer is a current director of IMS.

     See "-- Certain Factors Affecting Future Performance -- Dependence on Suppliers of Components and Sub-Assemblies" and "Business -- Materials and Supplies" and "Certain Transactions."

RELATIONSHIP WITH HIT

     The Company is preparing to implement the SAP System. The Company's rights to this new information system are governed by a license agreement between HIT and SAP. The Company currently is discussing with SAP the terms on which the Company could obtain a direct license with SAP. See "-- Certain Factors Affecting Future Performance -- Transition to and Dependence on Information Systems; Year 2000 Problem" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RELATIONSHIP WITH MMC

     HEA formed a division in May 1996 to provide a supply of hard disk media to the Company. This division of HEA was incorporated as MMC in December 1997 and is currently a wholly-owned subsidiary of HEA. Mr. Michael R. Cannon is currently a director of MMC. During the quarter ended December 27, 1997, the quarter in which the Company first began to purchase media from MMC, and the six month period ended June 27, 1998, MMC supplied 18.0% and 41.0%, respectively, of media purchased by the Company for an aggregate purchase price of $13.2 million and $61.2 million, respectively. During 1997, MMC's media price to the Company was 2% below the best price for media available to the Company from any of its qualified merchant vendors. For the six months ended June 27, 1998, the actual price for media supplies by MMC for each family of Maxtor products was baed on a discount from weighted average prices of media purchased by the Company from qualified merchant vendors for such Maxtor products, resulting in an aggregate 2.5% discount. The Company currently is negotiating an agreement with MMC with respect to pricing of future purchases and expects that such agreement will be a multi-year contract providing for pricing discounts in return for a minimum purchase volume commitment based on a percentage of Maxtor's total media purchases. See "-- Certain Factors Affecting Future Performance -- Control by and Dependence on Hyundai," "-- Dependence on Suppliers of Components and Sub-Assemblies," "-- Dependence on International Operations; Risks from International Sales," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business -- Materials and Supplies" and "Certain Transactions."

OTHER RELATED PARTY TRANSACTIONS

     The Company has entered into employment agreements and change of control agreements with certain of its officers and has made a loan to one officer. The Company has entered into indemnification agreements with each of its directors and executive officers. Such indemnification agreements require the Company to indemnify such individuals to the fullest extent permitted by law.

     See "-- Certain Factors Affecting Future Performance -- Control by and Dependence on Hyundai" and "Management -- Board Committees" and "-- Employment Agreements."

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     EXHIBIT
     NUMBER                         DESCRIPTION OF DOCUMENT
     -------                        -----------------------
      3.1  (1)    Amended and Restated Certificate of Incorporation of
                  Registrant dated June 6, 1996.
      3.2  (1)    Amended and Restated Certificate of Incorporation of
                  Registrant dated July, 1998.
      3.3         Amended and Restated Bylaws of Registrant dated June 6,
                  1996.
      3.4  (1)    Amended and Restated Bylaws of Registrant dated July,
                  1998.
      4.2  (1)    Stockholder Agreement dated June 25, 1998.
     10.1  (1)    Form of Indemnification Agreement between Registrant and
                  Registrant's directors and officers.
     10.2  (1)    Indenture dated as of March 1, 1987 between Registrant and
                  Security Pacific National Bank, as Trustee.
     10.3  (2)    Lease Agreement for Premises Located at 1821 Lefthand
                  Circle, Suite D, between Registrant and Pratt Land Limited
                  Liability Company, dated October 19, 1994.

     EXHIBIT
     NUMBER                         DESCRIPTION OF DOCUMENT
     -------                        -----------------------
     10.4  (2)    Lease Agreement for Premises Located at 1841 Lefthand Circle
                  between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994.
     10.5  (2)    Lease Agreement for Premises Located at 1851 Lefthand Circle
                  between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994.
     10.6  (2)    Lease Agreement for Premises Located at 2121 Miller Drive
                  between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994.
     10.7  (2)    Lease Agreement for Premises Located at 2190 Miller Drive
                  between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994.
     10.8  (3)    Lease Agreement by and between 345 Partnership and
                  Registrant, dated February 24, 1995.
     10.9  (3)    Lease Agreement for Premises Located at 1900 Pike Road,
                  Suite A Longmont, CO, between Registrant as Tenant and Pratt
                  Land Limited Liability Company as Landlord, dated February
                  24, 1995.
     10.10 (3)    Lease Agreement for Premises Located at 2040 Miller Drive
                  Suite A, B, & C between Registrant as Tenant and Pratt Land
                  Limited Liability Company as Landlord, dated February 24,
                  1995.
     10.11 (3)    Manufacturing and Purchase Agreement by and Between
                  Registrant and Hyundai Electronics Industries Co., Ltd.,
                  dated April 27, 1995.
     10.12 (3)    Lease Agreement for Premises Located at 2040 Miller Drive,
                  Suites D, E, & F, Longmont, CO, between Registrant as Tenant and Pratt Management Company, LLC as Landlord.
     10.13 (5)    Credit Agreement among Registrant and The Initial Lenders
                  and the Issuing Bank and Citibank, N.A., dated August 31,
                  1995.
     10.14 (5)    The Guaranty and Recourse Agreement among Registrant and
                  Hyundai Electronics Industries Co., Ltd., dated August 31,
                  1995.
     10.15 (5)    Amendment to the Financing Agreement among Registrant and
                  the CIT Group/ Business Credit, Inc., dated October 17,
                  1995.
     10.16 (6)    First Supplemental Indenture, dated as of January 11, 1996, between Registrant and State Street Bank and Trust Company.
     10.17 (6)    Credit Agreement, dated as of December 29, 1995 between
                  Registrant and Hyundai Electronics America.
     10.18 (12)   Maxtor Corporation 1996 Stock Option Plan.**
     10.19 (12)   Intercompany Loan Agreement, dated as of April 10, 1996,
                  between Registrant and Hyundai Electronics America.
     10.20 (12)   Receivables Purchase and Sale Agreement, dated as of March
                  30, 1996, among Registrant and Corporate Receivables
                  Corporation and Citicorp North America, Incorporated.
     10.21 (7)    Recapitalization Agreement among the Registrant,
                  International Manufacturing Services, Incorporated and
                  certain investors, dated as of May 21, 1996.
     10.22 (7)    Redemption Agreement between Registrant and International
                  Manufacturing Services, Incorporated, dated as of May 21,
                  1996.
     10.23 (7)    Manufacturing Services Agreement between Registrant and
                  International Manufacturing Services, Incorporated, dated
                  June 13, 1996.*
     10.24 (8)    Credit Facility, dated as of July 31, 1996, between
                  Registrant and Hyundai Electronics America.
     10.25 (9)    Exchange Agreement effective June 18, 1996, between Maxtor
                  Corporation and Hyundai Electronics America.
     10.26 (10)   364-Day Credit Agreement, dated August 29, 1996, among
                  Registrant, Citibank, N.A., and Syndicate Banks.

     EXHIBIT
     NUMBER                         DESCRIPTION OF DOCUMENT
     -------                        -----------------------
     10.27 (10)   Credit Agreement, dated August 29, 1996, among Registrant,
                  Citibank, N.A., and Syndicate Banks.
     10.28 (11)   Employment Agreement between Michael R. Cannon and
                  Registrant, dated June 17, 1996.**
     10.29 (11)   Employment Agreement between Paul J. Tufano and Registrant, dated July 12, 1996.**
     10.30 (11)   Employment Agreement between William Roach and Registrant, dated December 13, 1996.**
     10.31 (12)   Intercompany Loan Agreement, dated as of April 10, 1997,
                  between Registrant and Hyundai Electronics America.
     10.32 (1)    364-Day Credit Agreement dated as of October 31, 1997
                  between Registrant and Nomura Bank International.
     10.33 (13)   Debt Payment and Stock Purchase Agreement, dated as of
                  December 12, 1997, between Registrant and Hyundai
                  Electronics America.
     10.34 (1)    Amendment to August 29, 1996 364-Day Credit Agreement, dated
                  August 27, 1997, among Registrant, Citibank, N.A. and
                  Syndicate Banks.
     10.35 (1)    Employment Agreement between Philip Duncan and Registrant
                  dated July 15, 1996.**
     10.36 (1)    Receivables Purchase and Sale Agreement dated as of April 8,
                  1998, among Maxtor Receivables Corporation, Registrant,
                  Corporate Receivables Corporation, Citicorp North America
                  and Bankers Trust Company.
     10.37 (1)    Intercompany Loan Agreement dated as of April 10, 1998,
                  between Hyundai Electronics America and Registrant.+
     10.38 (1)    Credit Agreement between Bank of America and Registrant
                  dated December 26, 1996.
     10.39 (1)    Employment Agreement between K.H. Teh and Registrant, dated
                  March 23, 1997.**
     10.40 (1)    Lease Agreement between Milpitas Oak Creek Delaware, Inc.
                  and Registrant dated as of February 23, 1998.+
     10.41 (1)    Business Agreement dated as of April 30, 1998, between
                  Registrant and Texas Instruments Incorporated.*
     10.42 (1)    Volume Purchase Agreement dated as of January 1, 1998,
                  between Registrant and Lucent Technologies, Inc.*
     10.43 (1)    Land Lease between Housing Development Board and Maxtor
                  Singapore Limited dated as of March 28, 1991.
     10.44 (1)    R/3 Software End-User Value License Agreement between SAP
                  Korea Ltd. and Hyundai Information Technology Co. Ltd. dated as of June 30, 1996.
     10.45 (1)    Sublicense Agreement between Hyundai Electronics Industries
                  Co., Ltd., and Maxtor Corporation dated as of January 1,
                  1996.
     10.46 (1)    Tax Allocation Agreement dated as of July 21, 1995 among
                  Hyundai Electronics America, registrant and certain other
                  subsidiaries.
     10.47 (4)    Agreement and Plan of Merger dated November 2, 1995 between
                  Registrant, Hyundai Electronics America and Hyundai
                  Acquisition, Inc.
     10.48 (1)    Tax Indemnification Agreement and Amendment to Tax
                  Allocation Agreement dated June 26, 1998.
     10.49 (1)    Indemnity Agreement between HEI and Registrant dated June
                  25, 1998.
     10.50 (1)    License Agreement between Registrant and HEI dated June 25,
                  1998.
     10.51 (14)   Stock Purchase Agreement between Registrant and Hyundai
                  Electronics Industries Co., Ltd., Hyundai Heavy Industries
                  Co., Ltd., Hyundai Corporation, and Hyundai Merchant Marine
                  Co., Ltd., dated September 10, 1993.

     EXHIBIT
     NUMBER                         DESCRIPTION OF DOCUMENT
     -------                        -----------------------
     10.53 (1)    1998 Restricted Stock Plan.**
     10.54 (1)    Form of Restricted Stock Grant Agreement.**
     10.55 (1)    Second Amended and Restated 1996 Stock Option Plan.**
     10.56 (1)    Chief Executive Officer Retention Agreement dated as of May
                  29, 1998 between Registrant and Michael Cannon.**
     10.57 (1)    Retention Agreement dated as of May 29, 1998 between
                  Registrant and Paul Tufano.**
     10.58 (1)    Form of Retention Agreement between Registrant and Executive
                  Officers.**
     10.59 (1)    Letter Agreement between Victor B. Jipson and Registrant
                  dated as of June 12, 1998.**
     10.60 (1)    Loan Agreement among Registrant, Banque Paribas and Hyundai
                  Electronics Industries Co., Ltd. as guarantor dated as of
                  September 1996.
     10.61 (1)    Loan Agreement among Registrant, Banque Nationale de Paris and Hyundai Electronics Industries Co., Ltd. as guarantor
                  dated as of December 20, 1996.
     10.62 (1)    Letter Agreement setting forth terms and conditions of Loan
                  Agreement between Registrant and the Bank of New York dated as of December 27, 1997.
     10.63 (1)    Waiver and Amendment dated as of May 22, 1998 to 364-Day
                  Credit Agreement dated as of August 29, 1996 among
                  Registrant, certain lenders and Citibank, N.A.
     10.64 (1)    Waiver and Amendment dated as of May 22, 1998 to 364-Day
                  Credit Agreement dated as of October 31, 1997 between
                  Registrant and Nomura Bank International plc.
     10.65 (1)    Waiver and Amendment dated as of May 22, 1998 to Three-Year
                  Credit Agreement dated as of August 29, 1996 among
                  Registrant, certain lenders and Citibank, N.A.
     21.1  (1)    Subsidiaries of Registrant.
     23.1         Consent of PricewaterhouseCoopers LLP, Independent
                  Accountants.
     23.2         Consent of Ernst & Young LLP, Independent Auditors.
     24.1         Power of Attorney (included on signature page).
     27.1         Financial Data Schedule (EDGAR filed version only).

---------------

  * This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

 **  Management contract, or compensatory plan or arrangement.

 (1) Incorporated by reference to exhibits to Registration Statement on Form S-1 (Registration No. 333-56099) filed

 (1) Incorporated by reference to exhibits to Annual Report on Form 10-K effective May 27, 1993.

 (2) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 23, 1995.

 (4) Incorporated by reference to exhibit III of Schedule 14D-9 filed November 9, 1995.

 (5) Incorporated by reference to exhibits of Form 10-Q filed November 14, 1996.

 (6) Incorporated by reference to exhibits of Form 10-Q filed February 14, 1996.

 (7) Incorporated by reference to exhibits of Form 8-K filed June 28, 1996.

 (8) Incorporated by reference to exhibits of Form 10-K filed July 1, 1996.

 (9) Incorporated by reference to exhibits of Form 10-Q filed August 13, 1996.

(10) Incorporated by reference to exhibits of Form 8-K filed September 13, 1996.

(11) Incorporated by reference to exhibits of Form 10-K filed March 26, 1997.

(12) Incorporated by reference to exhibits of Form 10-Q filed May 12, 1997.

(13) Incorporated by reference to exhibits of Form 10-K filed April 10, 1998.

(14) Incorporated by reference to exhibits of Form 10-Q filed February 7, 1995.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 30th day of July, 1998.


                               MAXTOR CORPORATION
                                 (Registrant)


                               By: /s/ PAUL J. TUFANO
                                   --------------------------------------------
                                   Paul J. Tufano
                                   Vice President, Finance and
                                   Chief Financial Officer