Form 10-Q/A
period 1998-03-28
MAXTOR CORP
filed 1998-07-31
CIK 711039

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

                                       TO


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 28, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _____________ TO ____________

Commission file number 0-14016

                               MAXTOR CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                               77-0123732
    (State of incorporation)                          (IRS Employer Identification Number)

                              510 Cottonwood Drive
                           Milpitas, California 95035
                                 (408) 432-1700
          (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: COMMON STOCK, PAR
                                                            VALUE $.01 PER SHARE

Securities registered pursuant to Section 12(g) of the Act: 5.75% CONVERTIBLE
                                                            SUBORDINATED
                                                            DEBENTURES, DUE
                                                            MARCH 1, 2012

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES  [X]      NO [ ]

        Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        As of June 27, 1998, 88,059,701 shares of the registrant's Series A Preferred Stock, $.01 par value, and 445,148 shares of the registrant's Common Stock, $.01 par value, were outstanding, respectively. As of such date, all of the outstanding shares of Series A Preferred Stock were held by the parent of the registrant, all outstanding shares of Common Stock were issued to employees of registrant pursuant to either its stock option plan or its restricted stock plan, and there was no public market for the Company's equity securities.

                               MAXTOR CORPORATION

                                  FORM 10-Q/A

                                 MARCH 28, 1998

                                      INDEX

PART I.        FINANCIAL INFORMATION

ITEM 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                           PAGE
                                                                                      ----
                Condensed Consolidated Balance Sheets -
                March 28, 1998 and December 27, 1997                                    3
                Condensed Consolidated Statements of Operations -
                Three months ended March 28, 1998, and March 29, 1997                   4
                Condensed Consolidated Statements of Cash Flows -
                Three months ended March 28, 1998, and March 29, 1997                  5-6
                Notes to Condensed Consolidated Financial Statements                  7-10
ITEM 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                 11-17


PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
               SIGNATURE PAGE



PART I.        FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MAXTOR CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 27,    MARCH 28,
                                                                  1997          1998
                                                              ------------   -----------
                                                                             (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  16,925      $  13,305
  Accounts receivable, net of allowance for doubtful
     accounts of $3,573 at December 27, 1997 and $3,238 at
     March 28, 1998.........................................     241,777        312,978
  Accounts receivable from affiliates.......................       5,870          5,417
  Inventories...............................................     155,312        163,974
  Prepaid expenses and other................................      20,814         34,466
                                                               ---------      ---------
          Total current assets..............................     440,698        530,140
Net property, plant and equipment...........................      99,336         96,547
Other assets................................................      15,438          7,881
                                                               ---------      ---------
                                                               $ 555,472      $ 634,568
                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short-term borrowings, including current portion of
     long-term debt.........................................   $ 100,057      $  76,159
  Short-term borrowings due to affiliates...................      65,000         55,000
  Accounts payable..........................................     206,563        291,393
  Accounts payable to affiliates............................      25,022         39,110
  Accrued and other liabilities.............................     155,563        173,502
                                                               ---------      ---------
          Total current liabilities.........................     552,205        635,164
Long-term debt and capital lease obligations due after one
  year......................................................     224,313        219,320
                                                               ---------      ---------
Total liabilities...........................................     776,518        854,484
Commitments and contingencies (Note 8)
Stockholders' deficit:
  Series A Preferred Stock, $0.01 par value, 95,000,000
     shares authorized; 88,059,701 issued and
     outstanding at December 27, 1997 and March 28, 1998;
     aggregate liquidation value $590,000 at December 27,
     1997, and March 28, 1998...............................         880            880
  Common Stock, $0.01 par value, 250,000,000 shares
     authorized; 7,563 shares issued and outstanding
     at December 27, 1997 and March 28, 1998................          --             --
Additional paid-in capital..................................     534,765        537,090
Cumulative other comprehensive income -- unrealized gain on
  investments in equity securities..........................      16,262         25,386
Accumulated deficit.........................................    (772,953)      (783,272)
                                                               ---------      ---------
          Total stockholders' deficit.......................    (221,046)      (219,916)
                                                               ---------      ---------
                                                               $ 555,472      $ 634,568
                                                               =========      =========

                            See accompanying notes.

                               MAXTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                    THREE MONTHS   THREE MONTHS
                                       ENDED          ENDED
                                     MARCH 29,      MARCH 28,
                                        1997           1998
                                    ------------   ------------
                                            (UNAUDITED)
Revenue...........................    $238,042      $  545,231
Revenue from affiliates...........       8,966           4,386
                                      --------      ----------
     Total revenue................     247,008         549,617
Cost of revenue...................     245,862         483,798
Cost of revenue from affiliates...       8,254           3,564
                                      --------      ----------
     Total cost of revenue........     254,116         487,362
Gross profit (loss)...............      (7,108)         62,255
                                      --------      ----------
Operating expenses:
  Research and development........      26,394          33,372
  Selling, general and
     administrative...............      15,061          15,923
  Stock compensation expense......          --          14,696
                                      --------      ----------
     Total operating expenses.....      41,455          63,991
                                      --------      ----------
Loss from operations..............     (48,563)         (1,736)
Interest expense..................      (7,927)         (8,768)
Interest and other income.........       1,781             274
                                      --------      ----------
Loss before income taxes..........     (54,709)        (10,230)
Provision for income taxes........         277              89
                                      --------      ----------
Net loss..........................     (54,986)        (10,319)
                                      --------      ----------
Other comprehensive income:
Unrealized gain on investments in
  equity securities...............          --           9,124
                                      --------      ----------
Comprehensive loss................    $(54,986)     $   (1,195)
                                      ========      ==========
Net loss per share -- basic and
  diluted (Note 1)................    $     --      $(1,364.41)
Shares used in per share
  calculation -- basic and
  diluted.........................          --           7,563

                            See accompanying notes.

                               MAXTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  THREE       THREE
                                                                 MONTHS      MONTHS
                                                                  ENDED       ENDED
                                                                MARCH 29,   MARCH 28,
                                                                  1997        1998
                                                                ---------   ---------
                                                                     (UNAUDITED)
Cash flows from operating activities:
Net loss....................................................    $(54,986)   $(10,319)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................      11,736      15,756
  Stock compensation expense................................          --      14,696
  Loss (gain) on disposal of property, plant and
    equipment...............................................        (492)      1,312
  Other.....................................................        (215)         --
  Changes in assets and liabilities:
    Accounts receivable.....................................     (43,873)    (64,909)
    Accounts receivable from affiliates.....................       2,687       2,778
    Inventories.............................................      (6,926)     (8,662)
    Prepaid expenses and other assets.......................         950      (4,528)
    Accounts payable........................................       7,525      75,911
    Accounts payable to affiliates..........................       2,968      14,088
    Accrued and other liabilities...........................      (1,968)     (2,482)
                                                                --------    --------
Total adjustments...........................................     (27,608)     43,960
                                                                --------    --------
Net cash provided by (used in) operating activities.........     (82,594)     33,641
                                                                --------    --------
Cash flows from investing activities:
  Purchase of property, plant and equipment.................      (8,789)     (8,332)
  Proceeds from disposals of property, plant and
    equipment...............................................          --       2,972
  Other assets..............................................      (2,729)      7,038
                                                                --------    --------
  Net cash provided by (used in) investing activities.......     (11,518)      1,678
                                                                --------    --------
Cash flows from financing activities:
  Proceeds from issuance of debt, including short-term
    borrowings..............................................     120,000      29,904
  Principal payments on debt, including short-term debt.....         (34)    (68,795)
  Net payments under accounts receivable securitization.....     (37,804)        (48)
                                                                --------    --------
  Net cash provided by (used in) financing activities.......      82,162     (38,939)
                                                                --------    --------
  Net decrease in cash and cash equivalents.................     (11,950)     (3,620)
  Cash and cash equivalents at beginning of period..........      31,313      16,925
                                                                --------    --------
  Cash and cash equivalents at end of period................    $ 19,363    $ 13,305
                                                                ========    ========
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
  Interest..................................................    $  5,512    $  6,272
  Income taxes..............................................         153         298
Supplemental information on noncash investing and financing
  activities:
Purchase of property, plant and equipment financed by
  accounts payable..........................................      17,275       8,919
Purchase of property, plant and equipment financed by
  capital leases............................................         142          13
Unrealized gain on equity securities........................          --       9,124
Stock compensation reimbursement due from an affiliate......          --       2,325

                            See accompanying notes.

                               MAXTOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation (Maxtor or the Company) and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Maxtor Corporation operates as a majority-owned subsidiary of Hyundai Electronics America ("HEA"). All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 1997 incorporated in the Company's annual report on Form 10K/A. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

NET LOSS PER SHARE

Net loss per share has been computed in accordance with SFAS 128. Basic net loss per share is computed using the weighted average common shares outstanding during the period. Diluted net loss per share is computed using the weighted average common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities are excluded from the computation of net diluted loss per share for all periods presented since their effect would be anti-dilutive due to the Company's net losses. Net loss per share information presented for the year ended December 27, 1997 and three months ended March 28, 1998 (unaudited) is not meaningful due to the very limited number of common shares outstanding during such periods.

2.      SUPPLEMENTAL FINANCIAL STATEMENT DATA (IN THOUSANDS)

                                            December 27, 1997     March 28, 1998
                                            -----------------     --------------

Inventories:
  Raw materials..........................       $ 48,834            $ 45,323
  Work-in-process........................         15,177              15,064
  Finished goods.........................         91,301             103,587
                                                 -------             -------
                                                $155,312            $163,974
                                                 =======             =======

3.      SHORT-TERM BORROWINGS

On March 30, 1996, the Company entered into an accounts receivable securitization program with Citicorp Securities, Inc. Under this program, the Company could sell its qualified trade accounts receivable up to $100 million on a non-recourse basis. The face amount of the eligible receivables are discounted based on the Corporate Receivables Corporation commercial paper rate, 5.85% as of December 27, 1997 and 5.60% as of March 28, 1998 (unaudited) plus commission and is subject to a 10% retention. As of March 28, 1998, $86.6 million in sales of accounts receivable were included in accounts receivable and $86.6 million in collections of accounts receivable not yet remitted were included in accrued and other liabilities (unaudited). The Company's asset securitization program was subject to certain conditions, among which was a condition that all of HEI's long-term public senior debt securities achieve a specified rating. This condition was not met in February 1998, and the Company obtained waivers of this condition through April 8, 1998.

The Company completed a new asset securitization program dated as of April 8, 1998 (the "New Program") arranged by Citicorp to replace the existing program. Under the New Program, the Company sells all of its trade accounts receivable through a special purpose vehicle with a purchase limit of $100.0 million on a non-recourse basis, subject to increase to $150.0 million, upon the fulfillment of the conditions subsequent described below. On April 8, 1998, the uncollected purchase price under the existing program, in the amount of approximately $100.0 million, was transferred to represent the purchased interest of Citicorp's Corporate Receivables Corporation ("CRC") under the New Program. Continuance of the New Program. Continuance of the New Program is subject to certain conditions, including a condition that all of the long-term public senior debt securities of Hyundai Heavy Industries, Inc. ("HHI") achieve a specified rating. In addition, the New Program remains subject to certain conditions subsequent related to obtaining appropriate waivers as may be necessary from lenders of the Company's credit facilities, or effecting a cure of any outstanding defaults under such credit facilities of the Company and obtaining a performance guarantee from HHI of the obligations of the Company under the New Program. The Company must satisfy those conditions subsequent within 30 days of receiving undertaking documents from Citicorp and presently believes that it will be able to successfully satisfy these conditions. The Company has begun negotiations with respect to a $200 million asset securitization program which does not require any support from HEA or any of its affiliates. The Company believes it will be able to close this program and terminate its existing program by July 31, 1998. In addition, the Company is exploring alternatives to establish a replacement revolving credit facility which does not require any support from HEA or any of its affiliates. Failure of the Company to close the replacement asset securitization program or obtain alternative financing would have a material adverse impact on the Company's business, financial condition and results of operations.

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

On April 10, 1997, the Company obtained a $150.0 million intercompany line of credit from HEA. This line of credit allows for draw downs up to $150.0 million and interest is payable quarterly. All outstanding amounts of principal and accrued interest were due and payable on April 10, 1998. In March 1998 this line was reduced to $100.0 million and as of March 28, 1998, $55.0 million was outstanding under this facility (unaudited). The Company and HEA have agreed to replace the Company's revolving line of credit from HEA, which has the outstanding principal balance of $55 million, with a long-term, subordinated rate in the same principal amount.

On August 29, 1996, the Company established two uncollateralized, revolving lines of credit totaling $215.0 million (the Facilities) through Citibank, N.A. and syndicated among fifteen banks. In September 1996, the Facilities were increased $10.0 million to a total of $225.0 million. The Facilities are guaranteed by HEI and a total of $129.0 million of the Facilities is a three year committed Facility that is used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of March 28, 1998, $129.0 million of borrowings under this line were outstanding (unaudited). A total of $96.0 million of the Facility is a 364-day committed facility, renewable annually at the option of the syndicate banks. On August 29, 1997, this Facility was amended and reduced to $31.0 million. The Facility is primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of March 28, 1998, $31.0 million of borrowings under this line of credit were outstanding (unaudited).

The Company has credit facilities amounting to $50.8 million in the aggregate from three banks. The facilities, which are guaranteed by HEI, are used primarily for general operating purposes and bear interest at rates ranging from
6.27 percent to 7.88 percent. In January 1998 one $10.0 million facility was retired and all principal owing has been paid. As of March 28, 1998, $40.0 million of borrowings under these lines of credit were outstanding (unaudited).

HEI is the guarantor of $170.0 million outstanding under the Company's credit facilities as of December 27, 1997, and March 28, 1998 (as amended). HEI has various obligations as guarantor, including the satisfaction of certain financial covenants. Due to the economic conditions in the Republic of Korea and a significant recent devaluation of the Korean won versus the U.S. dollar, the Company received notice on April 9, 1998 from the administrative agent for the Facilities that HEI is not in compliance with certain financial covenants. Due to HEI's inability, as guarantor, to comply with such financial covenants, there is currently a technical default under the terms of the guaranty which will constitute a default under the Company's credit facilities guaranteed by HEI and due to certain cross default provisions, a default under a credit facility with $30 million outstanding as of March 28, 1998 (unaudited) not guaranteed by HEI. The Company has requested any necessary waivers and although there can be no such assurance, the Company believes that such waivers can be obtained. The Company has a commitment from an affiliated company to provide a long-term facility in the event the waivers are not successfully obtained. Consequently, the Company has not reclassified the debt outstanding under the credit facilities as a current liability. As of June 1, 1998, the Company obtained waivers for $160.0 million of $170.0 million of the debt which was in default and substituted HHI as the guarantor. As of June 27, 1998, aggregate indebtedness of $170.0 million under the revolving credit facilities was guaranteed by HHI (unaudited).

Under the terms of the Company's lines of credit facilities, the Company may not declare or pay any dividends without the prior consent of its lenders.

4.      CONTINGENCIES

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

5.      ADOPTION OF ACCOUNTING PRONOUNCEMENT

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

6.      RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for fiscal years beginning after December 15, 1997 and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS No. 131 and the effects, if any on the Company's current reporting and disclosure.

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

7.      RELATED PARTY TRANSACTIONS

     HEI has guaranteed certain debts of the Company (Note 3) and has committed to provide the financial support necessary for the Company to continue operations on an ongoing basis.

     Revenue and related cost of revenue from affiliates consists principally of product sales to HEI.

     The cost of revenue includes certain component parts purchased from MMC Technology, Inc., an affiliated company, amounting to $13.2 million during the year ended December 31, 1997 and $27.6 million during the three months ended March 28, 1998(unaudited).

8.      STOCK COMPENSATION

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

     The Plan generally provides for non-qualified stock options and incentive stock options to be granted to eligible employees, consultants, and directors of the Company (or any parent or subsidiary of the Company) at a price not less than 85% of the fair market value at the date of grant, as determined by the Board. The Board or an executive committee appointed by the Board also approves other terms such as number of shares granted and exercisability thereof. Any person who is not an employee may be granted only a non-qualified stock option. Options granted under the Plan generally vest over a four-year period with 25% vesting on the first anniversary date of the vest date and 6.25% each quarter thereafter. The vesting schedule for new participants begins February 1, 1996 or the participant's hire date, whichever is later.

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

     The Company amended and restated the Plan in February 1998 to remove certain features which had given rise to variable accounting, and offered and modified employee option agreements in the second quarter of 1998 for the majority of employees which had previously held variable options to achieve fixed-award accounting. To comply with variable plan accounting, the Company recorded compensation expense related to the difference between the estimated fair market value of its stock as of March 28, 1998 (unaudited) and the stated value of the Company's options. Compensation cost was reflected in accordance with Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."




                          PART II - OTHER INFORMATION

     This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements including those discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Results of Operations", "Liquidity and Capital Resources" and "Certain Factors Affecting Future Performance"; and elsewhere in this report. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions also identify forward-looking statements. The Company makes these forward-looking statements based upon information available on the date hereof, and assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in this report as a result of certain factors including those set forth in this report.

     Maxtor-Registered Trademark-is a registered trademark and DiamondMax-TM-, and Formula 4-TM- are trademarks of Maxtor Corporation. All other brand names and trademarks appearing in this Report are the property of their respective holders.

ITEM 1.        LEGAL PROCEEDINGS

STORMEDIA LITIGATION

(PLEASE REFER TO NOTE 3 TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINGENCIES)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH PART I - FINANCIAL INFORMATION.

Three months ended March 29, 1997 compared to three months ended March 28, 1998.

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                               MARCH 29,        MARCH 28,
                                                                  1997            1998
                                                              ------------    -------------
                                                              (UNAUDITED)      (UNAUDITED)
                                                                      (IN MILLIONS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue.....................................................  $      247.0    $       549.6
Cost of revenue.............................................         254.1            487.3
                                                              ------------    -------------
     Gross profit (loss)....................................          (7.1)            62.3
                                                              ------------    -------------
Operating expenses:
  Research and development..................................          26.4             33.4
  Selling, general and administrative.......................          15.1             15.9
  Stock compensation expense................................            --             14.7(1)
                                                              ------------    -------------
     Total operating expenses...............................          41.5             64.0(1)
                                                              ------------    -------------
Loss from operations........................................         (48.6)            (1.7)(1)
Interest expense............................................          (7.9)            (8.8)
Interest and other income...................................           1.8              0.3
Loss before income taxes....................................         (54.7)           (10.2)(1)
Provision for income taxes..................................           0.3              0.1
                                                              ------------    -------------
Net loss....................................................  $      (55.0)   $       (10.3)(1)
                                                              ============    =============

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                               MARCH 29,        MARCH 28,
                                                                  1997            1998
                                                              ------------    -------------
AS A PERCENTAGE OF REVENUE:
Revenue.....................................................         100.0%           100.0%
Cost of revenue.............................................         102.9             88.7
                                                              ------------    -------------
     Gross profit (loss)....................................          (2.9)            11.3
                                                              ------------    -------------
Operating expenses:
  Research and development..................................          10.7              6.0
  Selling, general and administrative.......................           6.1              2.9
  Stock compensation expense................................            --              2.7(1)
                                                              ------------    -------------
     Total operating expenses...............................          16.8             11.6(1)
                                                              ------------    -------------
Loss from operations........................................         (19.7)            (0.3)(1)
Interest expense............................................          (3.2)            (1.7)
Interest and other income...................................           0.7              0.1
                                                              ------------    -------------
Loss before income taxes....................................         (22.2)            (1.9)(1)
Provision for income taxes..................................           0.1               --
                                                              ------------    -------------
Net loss....................................................         (22.3)            (1.9)(1)
                                                              ============    =============

---------------
(1) Total operating expenses, loss from operations, loss before income taxes and net loss for the three months ended March 28, 1998 reflect a $14.7 million compensation charge related to the variable accounting features of the Company's Option Plan. Without such charge, the Company would have had total operating expenses of $49.3 million, income from operations of $13.0 million, income before income taxes of $4.5 million and net income of $4.4 million. The Option Plan has been amended and restated to remove the variable features and provide for fixed award options.

     Revenue. Between the first quarter of 1997 and the first quarter of 1998, the Company's revenue grew by 122.5%, increasing from $247.0 million in the first quarter of 1997 to $549.6 million the first quarter of 1998. This increase in revenue is attributable primarily to an increase in unit shipments arising from improved time-to-market entry and time-to-volume production and a shift in the Company's customer base to PC OEMs. Revenue growth from increased unit shipments was partially offset by continued rapid price erosion in the

HDD market as a whole, which resulted in declining ASPs throughout the period. The Company believes that the effect of HDD market ASP declines on the Company's ASPs was contained partially by the Company's improved time-to-market entry and time-to-volume production and by a Company trend toward shipping higher-capacity HDDs, which tend to have higher initial ASPs.

     From the first quarter of 1997 to the first quarter of 1998, revenue from sales to PC OEMs increased from 54.5% to 75.8% of the Company's revenue. During this period, sales to three of the largest PC OEMs, Compaq, Dell and IBM, increased from 24.0% to 51.8% of the Company's revenue.

     Gross Profit (Loss). Gross profit (loss) improved from a loss of $7.1 million in the first quarter of 1997 to a profit of $62.3 million in the first quarter of 1998. Gross margin increased from (2.9)% in the first quarter of 1997 to 11.3% in the first quarter of 1998. The improvement in gross margin is due to the timely introduction of new, higher margin products which achieved market acceptance and higher manufacturing yields. Gross margin also was favorably affected by improved product designs which led to improved manufacturing yields and lower component costs. Growth of the Company's gross margin, however, was constrained partially by continued rapid price erosion in the HDD market as a whole, which resulted in declining ASPs for the Company's products. See "Relationship Between the Company and Hyundai -- Purchases from Affiliates."

     Operating Expenses.

        Research and Development Expense. R&D expense as a percentage of revenue decreased from 10.7% in the first quarter of 1997 to 6.0% in the first quarter of 1998, while the absolute dollar level of R&D spending during the same periods increased from $26.4 million to $33.4 million. This increase was due to the Company's efforts to develop new products for the desktop PC market and future products in other HDD market segments.

        Selling, General and Administrative Expense. SG&A expense as a percentage of revenue declined from 6.1% in the first quarter of 1997 to 2.9% during the first quarter of 1998, while the absolute dollar level of SG&A expenses was relatively flat at $15.1 million and $15.9 million, respectively. The decrease in SG&A expenses as a percentage of revenue between these periods was due to the increase in the Company's revenues combined with the Company's ongoing cost control efforts.

        Stock Compensation Expense. In 1996 the Company adopted the Option Plan, pursuant to which substantially all of the Company's domestic employees and certain international employees received options which were required to be accounted for as variable options. As a consequence, the Company recorded a non-cash compensation expense of $14.7 million in the first quarter of 1998, related to the difference between the estimated fair market value of its stock as of March 28, 1998 and the exercise price of the options granted under the Option Plan between May 1996 and October 1997. If this expense were not incurred in the first quarter of 1998, the Company would have realized net income of $4.4 million for the first quarter. In the second quarter of 1998, the Company amended and restated the Option Plan to remove the features which resulted in variable accounting.

     Interest Expense. Interest expense as a percentage of revenue declined from 3.2% in the first quarter of 1997 to 1.7% in the first quarter of 1998, while the absolute dollar level of interest expense increased from $7.9 million in the first quarter of 1997 to $8.8 million in the first quarter of 1998. The increase in the absolute dollar amount of the Company's interest expense between the first quarter of 1997 and the first quarter of 1998 was, due, in part, to higher interest rates applied to the Company's intercompany loan from HEA and bank credit facilities, in each case as a result of the higher cost of borrowing resulting from changes in the economic environment in Korea. The Company had $274.8 million of short-term and $224.1 million of long-term credit borrowings outstanding at March 29, 1997, as compared to $130.9 million of short-term and $219.0 million of long-term credit borrowings outstanding at March 28, 1998.

     Interest and Other Income. Interest and other income declined from $1.8 million to $0.3 million between the first quarter of 1997 and the first quarter of 1998. The higher rate of interest income in the first quarter of 1997 resulted from the recovery of a $1.3 million fully-reserved note issued to the Company by SDI.

                  CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

HISTORY OF OPERATING AND NET LOSSES; ACCUMULATED DEFICIT

     During each of the 19 consecutive quarters ended September 27, 1997, the Company incurred significant operating losses ranging from $125.5 million to $3.1 million per quarter, with net losses ranging from $130.2 million to $4.5 million, primarily as a result of delayed product introductions, product performance and quality problems, low manufacturing yields and under-utilization of manufacturing capacity, high operating expenses and overall market conditions in the HDD industry, including fluctuations in demand and declining average selling prices ("ASPs"). As of December 27, 1997, the Company had a stockholders' deficit of approximately $663.1 and as of June 27, 1998, the Company had a stockholders' deficit of approximately $777.9 million. While the Company achieved operating profits and positive net income for the quarter ended December 27, 1997, it recorded operating and net losses for the fiscal year ended December 27, 1997. There can be no assurance that the factors that led to the Company's history of operating losses have been overcome or that the Company will achieve profitability on either an operating or net income basis in any future quarterly or annual periods. Consequently, recent operating results should not be considered indicative of future financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     See "-- Customer Concentration" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     See "-- Highly Competitive Industry," "-- Customer Concentration" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

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

     See "-- Dependence on Suppliers of Components and Sub-Assemblies" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

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

     See "-- Control by and Dependence on Hyundai" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The Company intends to obtain replacement credit facilities that do not depend on any Hyundai guarantees. However, the Company believes that current market conditions for such facilities are not as favorable as they have been at certain times in the past, that for various reasons the number of potential lenders actively providing credit facilities to companies in the data storage industry may have decreased recently, and that the terms on which the remaining potential lenders are willing to offer such facilities have become significantly more restrictive and/or costly. Consequently, there can be no assurance that the Company will be able to obtain or retain adequate credit facilities or as to the terms and amount of any such facilities. Any failure to obtain or retain adequate credit facilities on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, as a majority-owned subsidiary of HEA, the Company had the benefit of a letter of support from HEI under which HEI agreed to provide sufficient financial support to ensure that the Company would continue as a going concern. The Company believes that it will no longer have the benefit of the support letter.

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

     See "-- Transition to and Dependence on Information Systems; Year 2000 Problem," "-- Risks Associated with Leverage," "-- Certain Tax Risks" and "-- Single Manufacturing Facility; Future Need for Additional Capacity."

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

     See "-- Control By and Dependence on Hyundai," "-- Single Manufacturing Facility; Future Need for Additional Capacity," "-- Need for Additional Capital" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

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

     The Company is experiencing space constraints at its Longmont, Colorado facility and is exploring opportunities to obtain additional space at a new facility in the Longmont area. There can be no assurance that the Company will be able to obtain additional space that can accommodate its needs or that, if obtained, such additional space will be available to the Company on terms at least as favorable as the terms governing its current lease.

     See "-- Need for Additional Capital," "-- Dependance on International Operation; Risks from International Sales" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     See "-- Control by and Dependence on Hyundai," "-- Risks Associated with Leverage," "-- Single Manufacturing Facility; Future Need for Additional Capacity" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     See "-- Risks of Failed Execution; Changing Customer Business Models," "- Fluctuation in Product Demand; Focus on a Single Market" and "-- Dependence on International Operations; Risks from International Sales."

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

     See "-- Rapid Technological Change and Product Development."

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

     See "-- Dependence on International Operations; Risks of International Sales."

DEPENDENCE ON INTERNATIONAL OPERATIONS; RISKS FROM INTERNATIONAL SALES

     The Company conducts all of its volume manufacturing and testing operations and purchases a substantial portion of its key components outside of the U.S. In addition, the Company derives a significant portion of its revenue from sales of its products to foreign distributors and retailers. Dependence on revenue from international sales and managing international operations each involve a number of inherent risks, including economic slowdown and/or downturn in the computer industry in such foreign markets, international currency fluctuations, general strikes or other disruptions in working conditions, political instability, trade restrictions, changes in tariffs, the difficulties associated with staffing and managing international operations, generally longer receivables collection periods, unexpected changes in or impositions of legislative or regulatory requirements, reduced protection for intellectual property rights in some countries, potentially adverse taxes, delays resulting from difficulty in obtaining export licenses for certain technology and other trade barriers. International sales also will be impacted by the specific economic conditions in each country. For example, the Company's international contracts are denominated primarily in U.S. dollars. Significant fluctuations in currency exchange rates against the U.S. dollar, particularly the recent significant depreciation in the currencies of Japan, Korea, Taiwan and Singapore relative to the U.S. dollar, have caused the Company's products to become relatively more expensive to distributors and retailers in those countries, and thus have caused, and may continue to cause, deferrals, delays and cancellations of orders. The Company attempts to minimize the impact of foreign currency exchange rate changes on certain underlying assets, liabilities and anticipated cash flows for operating expenses denominated in foreign currencies by entering into short-term, foreign exchange (primarily forward purchase and sale) contracts. There can be no assurance that all foreign currency exposures will be adequately covered, and these factors, as well as other unanticipated factors, could have a material adverse effect on future international sales of the Company's products and consequently, on the Company's business, financial condition and results of operations. See "-- Dependence on Suppliers of Components and Sub-Assemblies" and "-- Limited Protection of Intellectual Property; Risk of Third Party Claims of Infringement."

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

     See "-- Limited Protection of Intellectual Property; Risk of Third Party Claims of Infringement."

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 28, 1998, the Company had $13.3 million in cash and cash equivalents as compared to $16.9 million at December 27, 1997. Operating activities provided net cash of $33.6 million for the three month period ended March 28, 1998 as compared to utilizing net cash of $82.6 million for the three month period ended March 29, 1997. Cash provided by operating activities for the quarter ended March 28, 1998 was generated principally by operations and supplemented by a decrease in working capital. The increase in cash generated from operations was primarily due to increased sales and improved margins. Investing activities provided $1.7 million. During the quarter, the Company paid down debt of $38.9 million.

     At March 28, 1998, the Company had $350.5 million of short-term and long-term unsecured debt comprised of $200.5 million of credit facilities from various banks, $55.0 million on an inter-company, revolving credit facility from HEA and $95.0 million of publicly-traded convertible debt. The Company and HEA have agreed that they will replace the Company's revolving line of credit from HEA, which has the outstanding principal balance of $55 million, with a long-term, subordinated note in the same principal amount.

     The Company's outstanding 5.75% Convertible Subordinated Debentures due March 1, 2012 are entitled to annual sinking fund payments of $5.0 million beginning March 1, 1998.

     HEI served as guarantor for the Company's borrowings under various revolving bank credit facilities from August 1995 through June 1998. At March 28, 1998, aggregate indebtedness of the Company guaranteed by HEI under such facilities was $170.0 million. Due to the economic conditions in Korea and significant recent devaluations of the Korean won versus the U.S. dollar, HEI's reported financial condition as of year-end 1997 was not in compliance with certain financial covenants applicable to HEI as guarantor under such revolving credit facilities, and such non-compliance constituted a default by the Company under such revolving credit facilities and also a default (through a cross-default clause) under an uncommitted credit facility of the Company that is repayable on demand of the lender, is not guaranteed and had an outstanding principal amount of $30.0 million as of March 28, 1998. The default under the revolving credit facilities was waived by the lending banks in June 1998 in exchange for HHI becoming the guarantor under such facilities in place of HEI and an increase in pricing to reflect borrowing rates based on HHI's current credit rating. To date, the lender under the demand facility has not demanded repayment of the $30.0 million outstanding under that facility. The Company intends to obtain a replacement credit facility that does not depend on any Hyundai guarantees. The Company believes that current market conditions for credit facilities are not as favorable as they have been at certain times in the past, and that for various reasons the number of potential lenders actively providing credit facilities to companies in the data storage industry may have decreased recently, and that the terms on which the remaining potential lenders are willing to offer such facilities have become significantly more restrictive and/or costly. Consequently, there can be no assurance that the Company will be able to obtain or retain adequate credit facilities or as to the terms and amount of any such facilities that it is able to obtain. Any failure to obtain or retain adequate credit facilities on acceptable terms would have a material and adverse effect on the Company's business, financial condition and results of operations. In addition, as a majority-owned subsidiary of HEA, the Company had the benefit of a letter of support from HEI under which HEI agreed to provide sufficient financial support to ensure that the Company would continue as a going concern. The Company believes that it will no longer have the benefit of the support letter.

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

     The Company has been investing significant amounts of capital to increase the capacity and enhance the productivity of its Singapore manufacturing facility. In the twelve month period ended December 27, 1997, the nine month period ended December 28, 1996 and the twelve month period ended March 30, 1996, the Company made capital expenditures, net of disposals, of $81.9 million, $53.4 million and $72.3 million, respectively. During 1998, capital expenditures are expected to be approximately $100.0 million, to be used principally for adding manufacturing capacity and implementing the SAP System and other related information technology systems. The Company anticipates that it may need additional manufacturing capacity as early as the beginning of the year 2000. In anticipation of that need, in the summer of 1997, HEI began construction of the Dalian Facility. The Dalian Facility is only partially completed and construction is continuing at a reduced pace. HEI has expended approximately $23.0 million on the construction to date. An estimated additional $60.0 million investment will be required to complete the Dalian Facility to the point where manufacturing lines can be installed, and an estimated additional $25.0 million of machinery and equipment will be required to make the facility ready for its initial phase of operations. The Company and HEI have agreed to discuss the terms under which the Dalian Facility will be completed and by which the Company would either buy or lease the Dalian Facility from HEI, and the Company intends to utilize the Dalian Facility if acceptable terms can be agreed upon. There can be no assurance that the Company will be able to successfully negotiate any such agreement with HEI or that the Dalian Facility will be completed by the time Maxtor requires additional capacity. The terms of any agreement with regard to the Dalian Facility are subject to the approval of the Affiliated Transactions Committee of the Board. Moreover, any such agreement would be conditioned on the transfer of HEI's business license for the Dalian Facility and the transfer of HEI's tax holiday status and other regulatory concessions in Dalian to the Company. If the Company is unable to reach agreement with HEI on acceptable terms or obtain the tax holiday status and other regulatory concessions and the applicable business license, the Company may need to acquire additional manufacturing capacity at other sites. In addition to the Dalian Facility, the Company currently is investigating other manufacturing facilities within Asia. Although the Company believes that alternative manufacturing facilities will be available, a failure by the Company to obtain, on a timely basis, a facility or facilities which allow the Company to meet its customers' demands will limit the Company's growth and could have a material adverse effect on the Company's business, financial condition and results of operations.

     At March 28, 1998 the Company expected that it would require alternative sources of liquidity, including additional sources of financing in fiscal 1998. The Company engaged in ongoing discussions with various parties regarding additional sources of financing, including a contemplated public offering of the Company's Common Stock (the "Offering") in connection with which the Company filed a registration statement in Form S-1 with the Securities and Exchange Commission (File No. 333-56099) (the "Offering").

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

                           PART II: OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(SEE INDEX TO EXHIBITS ON PAGE 20 OF THIS REPORT.)

There were no reports filed on Form 8-K during the reporting period ended March 28, 1998.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Milpitas, State of California, on the 30th day of July 1998.

                                                MAXTOR CORPORATION


                                      By:       /s/ Paul J. Tufano
                                                -------------------------------
                                                Paul J. Tufano
                                                Vice President, Finance and
                                                Chief Financial Officer

                               INDEX TO EXHIBITS
----------------------------------------------------------------------------------------------
                                                                                Sequentially
Exhibit No.        Description                                                  Numbered Pages
-----------------  -----------------------------------------------------------  --------------
10.31  (12)        Intercompany Loan Agreement, dated as of April 10, 1997,
                   between Maxtor Corporation and Hyundai Electronics America
10.33  (13)        Debt Payment and Stock Purchase Agreement, dated as of
                   December 12, 1997, between Maxtor Corporation and Hyundai
                   Electronics America
10.34  (13)        Amendment to August 29, 1996 364-Day Credit Agreement,
                   dated August 27, 1997, among Maxtor Corporation, Citibank,
                   N.A. and Syndicate Banks
10.166 (26)        Second Amended and Restated 1996 Stock Option Plan
-----------------  -----------------------------------------------------------  --------------
(12)               Incorporated by reference to exhibits of Form 10-Q
                   filed May 12, 1997
(13)               Incorporated by reference to exhibits of Form 10-K
                   filed April 10, 1998
(26)               Incorporated by reference to Registration Statement on
                   Form S-1 (File No. 333-56099), as amended, originally
                   filed June 5, 1998