Form 10-Q
period 1998-06-27
MAXTOR CORP
filed 1998-08-11
CIK 711039

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the period ended June 27, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to _____________

Commission file Number: 0-14016

                               MAXTOR CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                             77-0123732
 -----------------------------         ----------------------------------
(STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER  IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


   510 Cottonwood Drive, Milpitas, CA                            95035
   -------------------------------------                        -------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


Registrant's telephone number, including area code:                      (408) 432-1700

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

As of August 5, 1998, 91,974,998 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                               MAXTOR CORPORATION

                                    FORM 10-Q

                                  JUNE 27, 1998

                                      INDEX


PART I.      FINANCIAL INFORMATION


ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                           PAGE

             Condensed Consolidated Balance Sheets -
                June 27, 1998 and December 27, 1997                                                  3

             Condensed Consolidated Statements of Operations -
                Three months and six months ended June 27, 1998,
                and June 28, 1997                                                                    4

             Condensed Consolidated Statements of Cash Flows -
                Six months ended June 27, 1998,
                and June 28, 1997                                                               5 -  6

             Notes to Condensed Consolidated Financial Statements                               7 - 10

ITEM 2.      Management's Discussion and analysis of
             Financial Condition and Results of Operations                                     11 - 17


PART II.     OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURE PAGE

PART I.     FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAXTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)


                                                                                     June 27,      December 27,
ASSETS                                                                                 1998           1997
                                                                                    ------------------------
                                                                                   (Unaudited)
Current assets:
Cash and cash equivalents                                                           $  15,010      $  16,925
   Accounts receivable, net of allowance for doubtful accounts
     of $5,652 at June 27, 1998 and $3,573 at December 27, 1997                       218,900        241,777
   Accounts receivable from affiliates                                                  3,370          5,870
   Inventories                                                                        162,954        155,312
Prepaid expenses and other                                                             34,977         20,814
                                                                                    ---------      ---------
       Total current assets                                                           435,211        440,698
Net property, plant and equipment                                                     102,371         99,336
Other assets                                                                            8,067         15,438
                                                                                    ---------      ---------
                                                                                    $ 545,649      $ 555,472
                                                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Short-term borrowings                                                            $  76,154      $ 100,057
   Short-term borrowings due to affiliates                                             55,000         65,000
   Accounts payable                                                                   268,220        206,563
   Accounts payable to affiliates                                                      35,684         25,022
   Accrued and other liabilities                                                      105,957        155,563
                                                                                    ---------      ---------
         Total current liabilities                                                    541,015        552,205
Long-term debt and capital lease obligations due after one year                       219,314        224,313
Commitments and contingencies (note 5)                                                     --             --
Stockholders' deficit:
   Series A Preferred Stock, $0.01 par value, 95,000,000 shares authorized;
     88,059,701 shares issued and outstanding at June 27, 1998, and outstanding at December 27, 1997; aggregate liquidation value $590,000
     at June 27, 1998 and at December 27, 1997                                            880            880
   Common Stock, $0.01 par value, 250,000,000 shares authorized;
     445,148 shares issued and outstanding at June 27, 1998, and
     7,563 shares issued and outstanding at December 27, 1997                               4             --
   Additional paid-in capital                                                         537,370        534,765
    Cumulative other comprehensive income--unrealized gain on
      investments in equity securities                                                 24,922         16,262
   Accumulated deficit                                                               (777,856)      (772,953)
                                                                                    ---------      ---------
         Total stockholders' deficit                                                 (214,680)      (221,046)
                                                                                    ---------      ---------
                                                                                    $ 545,649      $ 555,472
                                                                                    =========      =========


See accompanying notes.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)



                                                                 Three months                      Six months
                                                                     ended                            ended
                                                           June 27,         June 28,         June 27,          June 28,
                                                             1998             1997             1998              1997
                                                        ----------------------------      ----------------------------
Revenue                                                 $   530,086      $   273,976      $ 1,075,317      $   512,018
Revenue from affiliates                                       1,179            9,118            5,565           18,084
                                                        -----------      -----------      -----------      -----------
   Total revenue                                            531,265          283,094        1,080,882          530,102
                                                        -----------      -----------      -----------      -----------

Cost of revenue                                             467,779          271,968          951,577          517,830
Cost of revenue from affiliates                               1,010            8,359            4,574           16,613
                                                        -----------      -----------      -----------      -----------
   Total cost of revenue                                    468,789          280,327          956,151          534,443
                                                        -----------      -----------      -----------      -----------

Gross profit (loss)                                          62,476            2,767          124,731           (4,341)
                                                        -----------      -----------      -----------      -----------
Operating expenses:
     Research and development                                36,724           25,523           70,096           51,917
     Selling, general and administrative                     18,392           15,347           34,315           30,408
     Stock compensation expenses                             (4,788)              --            9,908               --
                                                        -----------      -----------      -----------      -----------
Total operating expenses                                     50,328           40,870          114,319           82,325
                                                        -----------      -----------      -----------      -----------

Income (loss) from operations                                12,148          (38,103)          10,412          (86,666)

Interest expense                                             (8,768)          (8,697)         (17,536)         (16,624)
Interest and other income                                     2,125              416            2,399            2,197
                                                        -----------      -----------      -----------      -----------

Income (loss) before provision for income taxes               5,505          (46,384)          (4,725)        (101,093)
Provision for income taxes                                       89              224              178              501
                                                        -----------      -----------      -----------      -----------
Net Income (loss)                                             5,416          (46,608)          (4,903)        (101,594)
                                                        -----------      -----------      -----------      -----------

Other comprehensive income:
Unrealized gain (loss) on investments in
  equity securities                                            (464)              --            8,660               --
                                                        -----------      -----------      -----------      -----------
Comprehensive income (loss)                             $     4,952      $   (46,608)     $     3,757      $  (101,594)
                                                        ===========      ===========      ===========      ===========


Net income (loss) per share - basic (Note 2)            $    164.02      $        --      $   (202.72)     $        --

Net income (loss) per share - diluted                   $      0.12      $        --      $   (202.72)     $        --

Shares used in per share calculation
    - basic                                                  33,020               --           24,186               --
    - diluted                                            44,801,870               --           24,186               --

See accompanying notes.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)


                                                                                Six months
                                                                                  ended
                                                                         ------------------------
                                                                           June 27,       June 28,
                                                                             1998          1997
                                                                         ------------------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
    Net loss                                                             $  (4,903)     $(101,594)
                                                                         ---------      ---------
    Adjustments to reconcile net loss
       to net cash provided by (used in) operating activities:
         Depreciation and amortization                                      31,188         26,244
         Stock compensation expense                                          9,908
         Inventory reserves for lower of cost or market                                    (3,295)
         Loss (gain) on disposal of property, plant and equipment            1,049             --
         Other                                                                  --           (425)
         Changes in assets and liabilities:
             Accounts receivable                                            43,125        (35,280)
             Accounts receivable from affiliates                             4,825          3,793
             Inventories                                                    (7,642)       (45,756)
             Prepaid expenses and other                                     (5,492)           767
             Accounts payable                                               58,784         25,358
             Accounts payable to affiliates                                 10,662          2,994
             Accrued and other liabilities                                   1,476         (1,321)
                                                                         ---------      ---------
    Total adjustments                                                      147,883        (26,921)
                                                                         ---------      ---------
    Net cash provided by (used in) operating activities                    142,980       (128,515)
                                                                         ---------      ---------
Cash flows from investing activities:
    Proceeds from sale of property and equipment                             3,041             --
    Purchase of property, plant and equipment                              (36,597)       (23,955)
    Other assets                                                             8,528          3,082
                                                                         ---------      ---------
    Net cash used in investing activities                                  (25,028)       (20,873)
                                                                         ---------      ---------

Cash flows from financing activities:
    Proceeds from issuance of debt, including short-term borrowings         69,775        194,370
    Principal payments on debt, including short-term borrowings           (108,677)           (64)
    Net payments under accounts receivable securitization                  (81,204)       (42,239)
    Proceeds from issuance of common stock                                     239             --
                                                                         ---------      ---------
    Net cash provided by (used in) financing activities                   (119,867)       152,067
                                                                         ---------      ---------

Net change in cash and cash equivalents                                     (1,915)         2,679
Cash and cash equivalents at beginning of period                            16,925         31,313
                                                                         ---------      ---------
Cash and cash equivalents at end of period                               $  15,010      $  33,992
                                                                         =========      =========

See accompanying notes.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(In thousands)
(Unaudited)


                                                                                  Six months
                                                                                    ended
--------------------------------------------------------------------------------------------------
                                                                             June 27,     June 28,
                                                                               1998         1997
--------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:

Cash paid during the period for:
   Interest                                                                   $10,031     $11,885
   Income taxes                                                                   785         514

Supplemental information on noncash investing and financing activities:
   Purchase of property, plant and equipment financed by accounts payable      11,792      15,654
   Purchase of property, plant and equipment financed by capital leases            28          --
   Unrealized gain on equity securities                                         8,660          --
   Stock compensation reimbursement due from an affiliate                       2,325          --
--------------------------------------------------------------------------------------------------


See accompanying notes.

                               MAXTOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation ("Maxtor" or the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. From January 1996 through July 30, 1998, Maxtor Corporation operated as a majority-owned subsidiary of Hyundai Electronics America ("HEA"). HEA is a subsidiary of Hyundai Electronics Co. Ltd. ("HEI"), a Korean corporation. On August 5, 1998, the Company closed its initial public offerings of its Common Stock (collectively the "Offering") which reduced the ownership interest of HEA to approximately 48% (see note 9). All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 1997 incorporated in the Company's annual report on Form 10-K, as amended. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

2.    NET INCOME (LOSS) PER SHARE:

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share calculations is provided as follows (in thousands, except share and per share amounts):

                                                         Three Months Ended               Six Months Ended
                                                        June 27,     June 28,          June 27,       June 28,
                                                          1998         1997              1998           1997
                                                       ----------------------         -------------------------
NUMERATOR - BASIC AND DILUTED
Net income (loss)................................  $     5,416     $ (46,608)         $ (4,903)     $ (101,594)
                                                   ===========     =========          ========      ==========
Net income (loss) available to common
     stockholders................................  $     5,416     $ (46,608)         $ (4,903)     $ (101,594)
                                                   ===========     =========          ========      ==========
DENOMINATOR
Basic weighted average common shares
     outstanding.................................       33,020            --            24,186              --
Effect of dilutive securities....................   44,768,850            --                --              --
                                                   -----------     ---------          --------      ----------
Diluted weighted average common shares...........   44,801,870            --            24,186              --
                                                   -----------     ---------          --------      ----------
Basic net income (loss) per share................  $    164.02     $      --          $(202.72)     $       --
                                                   ===========     =========          ========      ==========
Diluted net income (loss) per share..............  $      0.12     $      --          $(202.72)     $       --
                                                   ===========     =========          ========      ==========

For the six months ended June 28, 1997, the Company operated as a wholly owned subsidiary with no common stock outstanding. Basic net income (loss) per share for the three and six month periods ended June 27, 1998 is not considered meaningful due to the very limited number of common shares outstanding.

3.    SUPPLEMENTAL FINANCIAL STATEMENT DATA (IN THOUSANDS)

                                        JUNE 28, 1998       DECEMBER 27, 1997
                                        -------------       -----------------
Inventories:
   Raw materials                             39,090                48,834
   Work-in process                           14,368                15,177
   Finished goods                           109,496                91,301
                                          ---------             ---------
                                          $ 162,954             $ 155,312

4.   SHORT-TERM BORROWINGS

On March 30, 1996, the Company entered into an accounts receivable securitization program with Citicorp Securities, Inc. Under this program, the Company could sell its qualified trade accounts receivable up to $100 million on a non-recourse basis. The face amounts of the eligible receivables were discounted based on the Corporate Receivables Corporation commercial paper rate (5.60% as of June 27, 1998) plus commission and were subject to a 10% retention. As of June 27, 1998, $86.0 million in sales of accounts receivable were included in accounts receivable, and $19.4 million in collections of accounts receivable not yet remitted were included in accrued and other liabilities. The Company's asset securitization program was subject to certain conditions, among which was a condition that all of HEI's long-term public senior debt securities achieve a specified rating. This condition was not met in February 1998, and the Company obtained waivers of this condition through April 8, 1998.

The Company completed a new asset securitization program dated as of April 8, 1998 (the "New Program") arranged by Citicorp to replace the existing program. Under the New Program, the Company sells all of its trade accounts receivable through a special purpose vehicle with a purchase limit of $100 million on a non-recourse basis, subject to increase to $150 million, upon the fulfillment of the conditions subsequent described below. On April 8, 1998, the uncollected purchase price under the existing program, in the amount of approximately $100 million, was transferred to represent the purchased interest of Citicorp's Corporate Receivables Corporation ("CRC") under the New Program. Continuance of the New Program is subject to certain conditions, including a condition that all of the long-term public senior debt securities of Hyundai Heavy Industries, Inc. ("HHI") achieve a specified rating. In addition, the New Program remains subject to certain conditions subsequent related to obtaining appropriate waivers as may be necessary from lenders of the Company's credit facilities, or effecting a cure of any outstanding defaults under such credit facilities of the Company and obtaining a performance guarantee from HHI of the obligations of the Company and Maxtor Receivables Corporation under the New Program. On July 31, 1998, the Company entered into definitive agreements with respect to a $200.0 million asset securitization program which does not require any support from HEA or any of its affiliates and the Company believes it will be able to close this program and terminate its existing securitization program by August 12, 1998.

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

On April 10, 1997, the Company obtained a $150 million intercompany line of credit from HEA. This line of credit allows for draw downs up to $150 million and interest is payable quarterly. All outstanding amounts of principal and accrued interest were due and payable on April 10, 1998. As of June 27, 1998, $55 million was outstanding under this facility bearing interest at 11.06%. This line was reduced to $100 million and extended to April 10, 1999 (see Note 9).

On August 29, 1996, the Company established two uncollateralized, revolving lines of credit totaling $215 million (the "Facilities") through Citibank, N.A. and syndicated among fifteen banks. In September 1996, the Facilities were increased $10 million to a total of $225 million. The Facilities are guaranteed by HEI and a total of $129 million of the Facilities is a three year committed Facility that is used primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of June 27, 1998, $129 million of borrowings under this line were outstanding. A total of $96 million of the Facility is a 364-day committed facility, renewable annually at the option of the syndicate banks. On August 28, 1997, this Facility was amended and reduced to $31 million. The Facility is primarily for general operating purposes and bears interest at a rate based on LIBOR plus 0.53 percent. As of June 27, 1998, $31 million of borrowings was outstanding under this line of credit (see
Note 9).

The Company has credit facilities from three banks, which are guaranteed by HEI and are used primarily for general operating purposes. As of June 27, 1998, $40 million of borrowings under these line of credit were outstanding at interest rates ranging from 7.68% to 8.62% (see Note 9).

HEI served as guarantor for the Company's borrowings under various revolving bank credit facilities from August 1995 through June 1998. At March 28, 1998, aggregate indebtedness of the Company guaranteed by HEI under such facilities was $170.0 million. Due to the economic conditions in Korea and significant recent devaluations of the Korean won versus the U.S. dollar, HEI's reported financial condition as of year-end 1997 was not in compliance with certain financial covenants applicable to HEI as guarantor under such revolving credit facilities, and such non-compliance constituted a default by the Company under such revolving credit facilities and also a default (through a cross-default clause) under an uncommitted credit facility of the Company that is repayable on demand of the lender, is not guaranteed and had an outstanding principal amount of $30.0 million as of June 27, 1998. The default under the revolving credit facilities was waived by the lending banks in June 1998 in exchange for Hyundai Heavy Industries Co., Ltd. ("HHI"), a partial owner of HEA, becoming a guarantor under such facilities in place of HEI and an increase in pricing to reflect borrowing rates based on HHI's current credit rating. As of June 27, 1998, aggregate indebtedness of $170.0 million under the revolving credit facilities was guaranteed by HHI. To date, the lender under the demand facility has not demanded repayment of the $30.0 million outstanding under that facility.

5.   CONTINGENCIES

STORMEDIA LITIGATION

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


6.    RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 1997, the Financial Accounting Standards Board issued Statement SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for fiscal years beginning after December 15, 1997 and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirement of SFAS No. 131 and the effects, if any on the Company's current reporting and disclosures.

In June 1998, the Financial Accounting Standards Board issued statement of Accounting Standards No. 133 (SFAS 133). "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives are not hedges and must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for years beginning after June 15, 1999, but companies can early adopt as of the beginning of any fiscal quarter that begins after June 1998. The Company is evaluating the requirements of SFAS 133, but does not expect this pronouncement to materially impact the Company's results of operations.

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


7.    RELATED PARTY TRANSACTION

HEI has guaranteed certain debts of the Company (Note 4) and has committed to provide the financial support necessary for the Company to continue operations on an ongoing basis.

The cost of revenue includes certain component parts purchased from MMC Technology, Inc., an affiliated company, amounting to $61.2 million during the six months ended June 27, 1998.


8.    STOCK COMPENSATION

The Company adopted an Amended and Restated 1996 Option Plan in February 1998 to remove the variable features, and offered and re-issued new fixed-award options in April 1998 for the majority of employees which had previously held variable options. In connection therewith, the Company recorded compensation expense of $9.9 million for the six months ended June 27, 1998 related to the difference between the estimated fair market value of its stock and the stated value of the Company's options. Compensation cost was reflected in accordance with financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

The Company has elected to continue to follow the provisions of APB No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes and has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123. "Accounting for Stock-Based Compensation."

On May 29, 1998 the Company adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 1.7 million shares of Common Stock have been reserved for issuance under the Purchase Plan, none of which were issued as of June 27, 1998. The Purchase Plan permits eligible employees to purchase Common Stock at a discount, but only through accumulated payroll deductions, during sequential 6-month offering periods. Participants will purchase shares on the last day of each offering period. In general, the price at which shares are purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of a share of Common Stock on (a) the first day of the offering period, or (b) the purchase date. The initial offering period under the Purchase Plan commenced on the closing of the Company's offering on August 5, 1998.

On May 29, 1998 the Company adopted the 1998 Restricted Stock Plan (the "Restricted Stock Plan"). Which provides for awards of shares of Common Stock to employees. The Board has the authority to amend or terminate the Restricted Stock Plan. The Restricted Stock Plan's maximum share reserve is 390,000 shares of Common Stock, all of which were awarded in June 1998. All unvested shares of restricted stock are forfeited in the event of termination of employment with the Company. The restricted stock shares vest and are released from the forfeiture provision three years from the date of the restricted stock award. Vesting of these shares is subject to acceleration upon the occurrence of a change of control.


9.   SUBSEQUENT EVENTS:

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

Short-Term Borrowings from Parent

On July 31, 1998 the Company and HEA agreed to replace short-term borrowings from HEA of $55,000,000 with a subordinated term note due in July 31, 2001, bearing interest, due semi-annually, at LIBOR plus 2.0%. This indebtedness will be subordinated to all other debt of the Company except for the Company's outstanding 5.75% Convertible Subordinated Debentures. The Company will have the right to prepay the term note, in whole or in increments of $1,000,000 or more, without penalty.

Initial Public Offering

On August 5, 1998, the Company completed the issuance of 47,500,000 shares of its common stock in an initial public offering. The Company received approximately $314,000,000 net of issuance costs and underwriters' commissions. Approximately $200,000,000 of these proceeds are intended for repayment of certain outstanding indebtedness under credit facilities due to various banks, of which $30,000,000 was paid as of August 10, 1998, with an additional $170,000,000 expected to be paid on or about August 12, 1998. Upon closing of the Offering, all outstanding shares of the Company's Series A Preferred Stock converted into 44,029,850 shares of common stock.

This Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this Report on Form 10-Q that are not purely historical, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future are forward-looking statements. In this Report on Form 10-Q, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions also identify forward-looking statements. The Company makes these forward-looking statements based upon informations available on the date hereof, and assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in this Report on Form 10-Q as a result of certain factors including, but not limited to, those set forth in the "Certain Factors Affecting Future Performance" and elsewhere in this Report on Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statement and related notes included elsewhere in this report.


RESULTS OF OPERATIONS

Revenue and Gross Profit (Loss)


                                              Three Months Ended                     Six Months Ended
--------------------------------------------------------------------------------------------------------------
(In millions)                       June 28,    June 27,                 June 28,    June 27,
Fiscal quarter ended                 1997        1998         Change       1997        1998         Change
--------------------------------------------------------------------------------------------------------------
                                                                  (unaudited)
Revenue                            $  283.1    $  531.3      $  248.2    $  530.1   $  1,080.9      $  550.8

Gross profit (loss)                $    2.8    $   62.5      $   59.7    $   (4.3)  $    124.7      $  129.0
     As a percentage of revenue         1.0%       11.8%                    (0.8%)        11.5%

Net income (loss)                  $  (46.6)   $    5.4      $   52.0    $ (101.6)  $     (4.9)     $   96.7
     As a percentage of revenue       (16.5%)       1.0%                   (19.2%)       (0.5%)
--------------------------------------------------------------------------------------------------------------


Revenue

Revenue. Between the three months ended June 28, 1997 ("Q297") and the three months ended June 27, 1998 ("Q298") revenue grew from $283.1 million to $531.3 million or 87.7%. Between the first six months of 1997 and the first six months of 1998, the Company's revenue grew by 103.9%, increasing from $530.1 million in the first six months of 1997 to $1,080.9 million the first six months of 1998. The increases in revenue for these periods are attributable primarily to an increase in unit shipments arising from improved time-to-market entry and time-to-volume production and a shift in the Company's customer base to Personal Computer ("PC") original equipment manufacturings ("OEMs"). Revenue growth from increased unit shipments was partially offset by continued rapid price erosion in the HDD market as a whole, which resulted in declining average selling prices ("ASPs") throughout the period. The Company believes that the effect of HDD market ASP declines on the Company's ASPs was contained partially by the Company's improved time-to-market entry and time-to-volume production and by a Company trend toward shipping higher-capacity HDDs, which tend to have higher initial ASPs.

From Q297 to Q298, revenue from sales to PC OEMs increased from 50.2% to 72.2% of the Company's revenue. During this period, sales to three of the largest PC OEMs, Compaq Computer Corporation, Dell Computer Corporation, and International Business Machine Corporation increased from 23.2% to 54.1% of the Company's revenue. From the first six months of 1997 to the first six months of 1998, revenue from sales to PC OEMs increased from 52.2% to 74.1% of the Company's revenue. During this period, sales to three of the largest PC OEMs, Compaq Computer Corporation, Dell Computer Corporation and International Business Machine Corporation, increased from 24.0% to 53.0% of the Company's revenue.

Gross Profit (Loss). Gross profit improved from $2.8 million for Q297 to $62.5 million in Q298; and gross profit (loss) improved from a loss of $4.3 million for the first six months of 1997 to a profit of $124.7 million in the first six months of 1998. Gross margin increased from 1.0% to Q297 to 11.8% in Q298; and gross margin increased from (0.8)% in the first six months of 1997 to 11.5% in the first six months of 1998. The improvement in gross margin during these periods is due to the timely introduction of new, higher margin products which achieved market acceptance and higher manufacturing yields. During these periods gross margin also was favorably affected by improved product designs which led to improved manufacturing yields and lower component costs. During these periods growth of the Company's gross margin, however, was constrained partially by continued rapid price erosion in the HDD market as a whole, which resulted in declining ASPs for the Company's products.


OPERATING EXPENSES
                                               Three Months Ended                 Six Months Ended
--------------------------------------------------------------------------------------------------------
(In millions)                           June 28,     June 28,               June 27,  June 28,
                                         1997          1998      Change      1997       1998      Change
--------------------------------------------------------------------------------------------------------
                                                                         (unaudited)
Research and development                $  25.5     $  36.7    $  11.2     $  51.9    $  70.1    $  18.2
    As a percentage of revenue              9.0%        6.9%                   9.8%       6.5%

Selling, general and administrative     $  15.4     $  18.4    $   3.0     $  30.5    $  34.3    $   3.8
     As a percentage of revenue             5.5%        3.5%                   5.8%       3.2%

Stock compensation expense              $     -     $  (4.8)   $  (4.8)    $     -    $   9.9    $   9.9
     As a percentage of revenue                        (0.9%)                             0.9%

--------------------------------------------------------------------------------------------------------


Research and Development Expense. R&D expense as a percentage of revenue decreased from 9.0% in Q297 to 6.9% in Q298, while the absolute dollar level of R&D spending during the same periods increased from $25.5 million to $36.7 million. Further, R&D expense as a percentage of revenue decreased from 9.8% in the first six months of 1997 to 6.5% in the first six months of 1998, while the absolute dollar level of R&D spending during the same periods increased from $51.9 million to $70.1 million. The increase in absolute dollars during these periods was due to the Company's efforts to develop new products for the desktop PC market and future products in other HDD market segments.

Selling, General and Administrative Expense. SG&A expense as a percentage of revenue declined from 5.5% in Q297 to 3.5% in Q298, while the absolute dollar level of SG&A increased from $15.4 million to $18.4 million, respectively. Further, SG&A expense as a percentage of revenue declined from 5.8% in the first six months of 1997 to 3.2% during the first six months of 1998, while the absolute dollar level of SG&A expenses increased slightly from $30.5 million to $34.3 million, respectively. The decrease in SG&A expenses as a percentage of revenue between these periods was due to the increase in the Company's revenues combined with the Company's ongoing cost control efforts.

Stock Compensation Expense. In 1996 the Company adopted the 1996 Stock Option Plan (the "Plan"), pursuant to which substantially all of the Company's domestic employees and certain international employees received options which were required to be accounted for as variable options. As a consequence, the Company recorded a non-cash compensation expense of $14.7 million in the first quarter of 1998, related to the difference between the estimated fair market value of its stock as of March 28, 1998 and the exercise price of the options granted under the Plan between May 1996 and October 1997. If this expense were not incurred in the first quarter of 1998, the Company would have realized net income of $4.4 million in such period. The Company amended and restated the Plan to remove the features which resulted in variable accounting. In the second quarter, the Company remeasured the compensation element upon the termination of the variable features of the Plan, resulting in a benefit of $4.8 million, absent which net income for that period would have been $0.6 million. The Company will incur non-cash stock compensation expense in connection with the Amended Plan through the end of fiscal year 2001 in amounts expected to decrease from a high of approximately $1.2 million in the third quarter of 1998 to a low of approximately $0.1 million in the second quarter of 2001, assuming all options remain in effect. After that point, no further stock compensation expenses will be incurred in connection with the Amended Plan. MMC has agreed to reimburse the Company for any stock compensation expenses arising from grants made to MMC employees under the Plan.


INTEREST EXPENSE AND INTEREST INCOME
                                     Three Months Ended                  Six Months Ended
--------------------------------------------------------------------------------------------------------
(IN MILLIONS)                  June 28,     June 27,              June 28,    June 27,
                                 1997        1998      Change       1997        1998     Change
--------------------------------------------------------------------------------------------------------
                                                       (unaudited)
Interest expense                $  8.7     $  8.7     $  0.0     $  16.6     $  17.5     $  0.9

Interest and other income       $  0.4     $  2.1     $  1.7     $   2.2     $   2.4     $  0.2

--------------------------------------------------------------------------------------------------------

Interest Expense. Interest expense as a percentage of revenue declined from 3.1% in Q297 to 1.6% in Q298, while the absolute dollar level of interest remained constant at $8.7 million in these periods; and declined from 3.1% in the first six months of 1997 to 1.6% in the first six months of 1998, while the absolute dollar level of interest expense increased from $16.6 million in the first six months of 1997 to $17.5 million in the first six months of 1998. The increase in the absolute dollar amount of the Company's interest expense between the first six months of 1997 and the first six months of 1998 was, due, in part, to higher interest rates applied to the Company's intercompany loan from HEA and bank credit facilities, in each case as a result of the higher cost of borrowing resulting from changes in the economic environment in Korea. The Company had $349.2 million of short-term and $224.0 million of long-term credit borrowings outstanding at June 28, 1997, as compared to $131.2 million of short-term and $219.3 million of long-term credit borrowings outstanding at June 27, 1998.

Interest and other income. Interest and other income increased from $0.4 million in Q297 to $2.1 million in Q298; and increased slightly from $2.2 million to $2.4 million between the first six months of 1997 and the first six months of 1998. The increase between Q297 and Q298 was primarily due to the recovery of $1.8 million interest receivable on a note payable to the Company from International Manufacturing Services, Inc.


PROVISION FOR INCOME TAXES
                                        Three Months Ended                  Six Months Ended
------------------------------------------------------------------------------------------------------
(In millions)                      June 28,    June 27,                  June 28,   June 27,
                                     1997        1998      Change         1997        1998    Change
------------------------------------------------------------------------------------------------------
                                                   (unaudited)
Provision for income taxes          $  0.2     $  0.1     $ (0.1)         $  0.5    $  0.2     $ (0.3)

------------------------------------------------------------------------------------------------------

The provision for income taxes consists primarily of foreign taxes. The decrease of $0.3 million is due to lower Korean taxes as a result of implementing certain tax planning strategies in 1998.

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

Due to the Company's operating losses, its NOL carryforwards and its favorable tax status in Singapore, the Company's tax expense has historically represented only a small percentage of the Company's expenses. The Company's foreign and U.S. tax liability will increase substantially in future periods if the Company attains profitability.

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

Since 1996, the Company has been a member of the HEA Tax Group for U.S. federal income tax purposes. On December 27, 1997, for federal income tax purposes, the Company had NOL carryforwards of approximately $616.7 million and tax credit carryforwards of approximately $18.8 million which will expire beginning in fiscal year 1999. Of the approximately $616.7 million federal income tax NOL carryforwards, approximately $253.0 million were generated before the Company became part of the HEA Tax Group (the "Pre-Affiliation NOL") and approximately $363.7 million were generated after the Company became part of the HEA Tax Group the "Post-Affiliation NOL").

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

As a result of the Company's acquisition by HEA, utilization of approximately $253.0 million of the Company's NOL carryforwards and the deduction equivalent of approximately $18.3 million of tax credit carryforwards is limited to approximately $22.4 million per year. After the Offering, the amount of the Company's U.S. federal taxable income for any tax year ending after the date of the Offerings which may be offset by the Company's NOL carryforwards remaining after deconsolidation from the HEA Tax Group will be limited to an amount equal to the aggregate value of the Common Stock and the Series A Preferred Stock immediately before the ownership change multiplied by the long-term tax exempt rate then in effect (e.g., 5.15% for ownership changes occurring during July
1998).

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

For periods during which the Company was a member of the HEA Tax Group, the Company and its subsidiaries have filed or will file separate tax returns and consolidated or combined tax returns as part of the HEA Tax Group. As a consequence of the Offering, the Company has ceased to be a member of the HEA Tax Group. However, the Company will remain liable for its allocable share of the consolidated or combined tax return liability and for tax deficiencies of the entire HEA Tax Group which relate to the period during which the Company was a member of the HEA Tax Group. There can be no assurance that the HEA Tax Group will satisfy all tax obligations for such periods or that additional liabilities will not be assessed for such periods. In addition, there can be no assurance that the Company's share of the consolidated or combined tax liability will not be increased as a result of subsequent events, such as taxing authority audit adjustments or the filing of amended returns affecting either the Company's items of gain, income, loss, deduction or credit or another member's items of gain, income, loss, deduction or credit. The Company has agreed to indemnify and reimburse HEA if any member of the HEA Tax Group is required to pay any tax, interest or penalty to any taxing authority related to any additional Company separate tax return liability and if there is any increase in the consolidated or combined tax return liability resulting from revisions to the Company's taxable income or revisions to another HEA Tax Group member's taxable income, except to the extent such revisions to another HEA Tax Group member's taxable income are made after September 15, 1999. HEA has agreed to indemnify and reimburse the Company if the Company or any of its subsidiaries is required to pay any tax, interest or penalty to any taxing authority related to any separate tax return of any member of the HEA Tax Group other than the Company or its subsidiaries, and if the Company or any of its subsidiaries is required to pay to any taxing authority any amount in excess of the Company's share of the consolidated or combined tax return liability.

INFORMATION SYSTEMS AND YEAR 2000 COMPLIANCE

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

LIQUIDITY AND CAPITAL RESOURCES

At June 27, 1998, the Company had $15.0 million in cash and cash equivalents as compared to $16.9 million at December 27, 1997. Operating activities provided net cash of $143.0 million for the six month period ended June 27, 1998 as compared to utilizing net cash of $128.5 million for the six month period ended June 28, 1997. Cash provided by operating activities for the six months ended June 27, 1998 was generated principally by operations and supplemented by a decrease in working capital. The increase in cash generated from operations was primarily due to increased sales and improved margins. Investing activities used $25.0 million. During the six months ended June 27, 1998, the Company paid down debt of $38.9 million.

On August 5, 1998, the Company completed the issuance of 47,500,000 shares of its common stock in an initial public offering. The Company received approximately $314,000,000 net of issuance costs and underwriters' commissions. Approximately $200,000,000 of these proceeds are intended for repayment of certain outstanding indebtedness under credit facilities due to various banks, of which $30,000,000 was paid as of August 10, 1998, with an additional $170,000,000 expected to be paid on or about August 12, 1998. Upon closing of the Offering, all outstanding shares of the Company's Series A Preferred Stock converted into 44,029,850 shares of common stock.

At June 27, 1998, the Company had $350.5 million of short-term and long-term unsecured debt comprised principally of $200.0 million of credit facilities from various banks, $55.0 million of inter-company debt from HEA and $95.0 million of publicly-traded convertible debt. The Company will use part of the net proceeds from the Offerings to repay all of the outstanding indebtedness under the Company's bank credit facilities. The remaining amount of the proceeds will be available for capital expenditures, working capital and general corporate purposes.

The Company's outstanding 5.75% Convertible Subordinated Debentures due March 1, 2012 are entitled to annual sinking fund payments of $5.0 million which commenced March 1, 1998.

HEI served as guarantor for the Company's borrowings under various revolving bank credit facilities from August 1995 through June 1998. At March 28, 1998, aggregate indebtedness of the Company guaranteed by HEI under such facilities was $170.0 million. Due to the economic conditions in Korea and significant recent devaluations of the Korean won versus the U.S. dollar, HEI's reported financial condition as of year-end 1997 was not in compliance with certain financial covenants applicable to HEI as guarantor under such revolving credit facilities, and such non-compliance constituted a default by the Company under such revolving credit facilities and also a default (through a cross-default clause) under an uncommitted credit facility of the Company that is repayable on demand of the lender, is not guaranteed and had an outstanding principal amount of $30.0 million as of June 27, 1998. The default under the revolving credit facilities was waived by the lending banks in June 1998 in exchange for HHI becoming the guarantor under such facilities in place of HEI and an increase in pricing to reflect borrowing rates based on HHI's current credit rating. As of June 27, 1998, aggregate indebtedness of $170.0 million under the revolving credit facilities was guaranteed by HHI. The $30.0 million outstanding under the demand facility has been repaid from proceeds of the Offering. The Company intends to use $170.0 million of the proceeds of the Offering to pay down in full all outstanding amounts under each of its bank revolving credit facilities and thereafter to terminate such revolving credit facilities. The Company intends to obtain replacement revolving credit facilities following the Offering that do not depend on any Hyundai entity guarantees. However, the Company believes that current market conditions for such facilities are not as favorable as they have been at certain times in the past, and that for various reasons the number of potential lenders actively providing credit facilities to companies in the data storage industry may have decreased recently, and that the terms on which the remaining potential lenders are willing to offer such facilities have become significantly more restrictive and/or costly. Consequently, there can be no assurance that the Company will be able to obtain any such replacement facility or as to the terms and amount of any such facility that it is able to obtain. Any failure to obtain adequate credit facilities on acceptable terms would have a material and adverse effect on the Company's business, financial condition and results of operations. In addition, the Company and HEA have agreed on July 31, 1998 to replace the Company's revolving line of credit from HEA, which has an outstanding principal balance of $55.0 million, with a long-term, subordinated note in the same principal amount.

The Company also has an asset securitization program under which the Company sells its accounts receivable on a non-recourse basis. At June 27, 1998, $100.0 million of accounts receivable was securitized under the program. Continuance of the program is subject to certain conditions, including a condition that all of the long-term public senior debt securities of HHI not fall below a specified rating. The Company has entered into definitive agreements with respect to a $200.0 million asset securitization program which does not require any support from HEA or any of its affiliates. The Company believes it will be able to close this program and terminate its existing program by August 12, 1998. Failure of the Company to close the replacement asset securitization program or obtain alternative financing would have a material adverse impact on the Company's business, financial condition and results of operations.

The Company has been investing significant amounts of capital to increase the capacity and enhance the productivity of its Singapore manufacturing facility. In the six month period ended June 27, 1998, the Company made capital expenditures of $36.6 million. For fiscal year 1998, capital expenditures are expected to be approximately $100.0 million, to be used principally for adding manufacturing capacity and implementing the SAP System and other related information technology systems. The Company anticipates that it may need additional manufacturing capacity as early as the beginning of the year 2000. In anticipation of that need, in the summer of 1997, HEI began construction of a 450,000 square foot manufacturing facility in Dalian, China (the "Dalian Facility"). The Dalian Facility is only partially completed and construction is continuing at a reduced pace. HEI has expended approximately $23.0 million on the construction to date. An estimated additional $60.0 million investment will be required to complete the Dalian Facility to the point where manufacturing lines can be installed, and an estimated additional $25.0 million of machinery and equipment will be required to make the facility ready for its initial phase of operations. The Company and HEI have agreed to discuss the terms under which the Dalian Facility will be completed and by which the Company would either buy or lease the Dalian Facility from HEI, and the Company intends to utilize the Dalian Facility if acceptable terms can be agreed upon. There can be no assurance that the Company will be able to successfully negotiate any such agreement with HEI or that the Dalian Facility will be completed by the time Maxtor requires additional capacity. The terms of any agreement with regard to the Dalian Facility are subject to the approval of the Affiliated Transactions Committee of the Board. Moreover, any such agreement would be conditioned on the transfer of HEI's business license for the Dalian Facility and the transfer of HEI's tax holiday status and other regulatory concessions in Dalian to the Company. If the Company is unable to reach agreement with HEI on acceptable terms or obtain the tax holiday status and other regulatory concessions and the applicable business license, the Company may need to acquire additional manufacturing capacity at other sites. In addition to the Dalian Facility, the Company currently is investigating other manufacturing facilities within Asia. Although the Company believes that alternative manufacturing facilities will be available, a failure by the Company to obtain, on a timely basis, a facility or facilities which allow the Company to meet its customers' demands will limit the Company's growth and could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company believes that the proceeds received from the Offering, together with cash generated from operations and borrowing capacity, will be sufficient to fund its operations through at least the next 12 months. The Company requires substantial working capital to fund its business, particularly to finance accounts receivables and inventory, and to invest in property and equipment. The Company may seek long-term financing arrangements, including a line of credit to fund its future capacity expansion plans, as necessary. However, the Company's cash needs will depend on, among other things, demand in the desktop HDD market and pricing conditions. There can be no assurance that lower than expected revenue, increased expenses, decisions to increase capacity or other events, including the acquisition of technology, products or businesses, will not cause the Company to seek more capital, or to seek capital sooner than currently expected. If the Company needs additional capital, there can be no assurance that such additional financing can be obtained, or, if obtained, that it will be available on satisfactory terms. The failure to obtain additional financing on satisfactory terms would also hinder the Company's ability to invest in capital expenditures or in R&D and would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     See "-- Dependence on Suppliers of Components and Sub-Assemblies" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

CONTROL BY AND DEPENDENCE ON HYUNDAI

     Five out of the seven members of the Company's Board of Directors (the "Board") are currently employees of HEA or one of its affiliates. HEA currently has the contractual right to designate one person for nomination to serve as a director in each of the three classes of the Board. Accordingly, HEA will be able to influence or control major decisions of corporate policy and to determine the outcome of any major transaction or other matter submitted to the Company's stockholders or directors, including borrowings, issuances of additional Common Stock and other securities of the Company, the declaration and payment of any dividends on Common Stock, potential mergers or acquisitions involving the Company, amendments to the Company's Amended and Restated Certificate of Incorporation (the "Amended and Restated Certificate of Incorporation") and Bylaws (the "Bylaws") and other corporate governance issues. In particular, the affirmative vote of two-thirds of the outstanding voting stock is required to approve certain types of amendments to the Amended and Restated Certificate of Incorporation. Consequently, HEA will be able to block approval of any such amendments that may be proposed in the future as long as it owns at least one-third of the Common Stock and may be able to make it difficult to achieve approval of any such amendment for as long as it owns a significant amount of Common Stock even if its ownership falls below one-third. The Company has granted HEA the contractual right to maintain its ownership interest at 30% through 2000. Stockholders other than HEA therefore are likely to have little or no influence on decisions regarding such matters. HEA and the Company have entered into a Stockholder Agreement under which the Company has granted HEA certain rights to require the Company to register HEA's shares of Common Stock and the right to designate for nomination up to three members of the Board so long as ownership by HEA and certain of its affiliates is between 50% and 10% of the outstanding voting securities of the Company. In a Stockholder Agreement by and among HEI, HEA and the Company (the "Stockholder Agreement"), HEA has agreed to certain restrictions on its rights to solicit proxies, to acquire additional shares of Common Stock and to compete with the Company.

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

     HEI served as guarantor for the Company's borrowings under various revolving bank credit facilities from August 1995 through June 1998. At December 27, 1997, aggregate indebtedness of the Company guaranteed by HEI under such facilities was $170.0 million. Due to the economic conditions in Korea and significant recent devaluations of the Korean won versus the U.S. dollar, HEI's reported financial condition as of year-end 1997 was not in compliance with certain financial covenants applicable to HEI as guarantor under such revolving credit facilities, and such non-compliance constituted a default by the Company under such revolving credit facilities and also a default (through a cross-default clause) under an uncommitted credit facility of the Company that is repayable on demand of the lender, is not guaranteed and had an outstanding principal amount of $30.0 million as of December 27, 1997. The default under the revolving credit facilities was waived by the lending banks in June 1998 in exchange for Hyundai Heavy Industries Co., Ltd. ("HHI"), a partial owner of HEA, becoming the guarantor under such facilities in place of HEI and an increase in pricing to reflect borrowing rates based on HHI's current credit rating. As of June 27, 1998, aggregate indebtedness of $170.0 million under the revolving credit facilities was guaranteed by HHI. The $30.0 million outstanding under the demand facility has been repaid from proceeds of the Offering.

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

     As discussed more fully above, the Company is preparing to implement the SAP System. The Company's rights to the SAP System are governed by a license agreement between Hyundai Information Technology Co., Ltd. ("HIT"), an affiliate of HEI, and SAP, AG, which provides that the Company will have the right to use existing software releases so long as the Company remains an affiliate of HIT. The Company currently is discussing with SAP, AG the terms under which the Company could obtain a direct license with SAP, AG. In the event the Company is no longer a majority-owned subsidiary of HEA and is not able to obtain a direct license with SAP, the Company will not be entitled to receive new releases of SAP's information system software or expand the system for other functions. As a result, the Company would not be able to effectively utilize its new information system in the future, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     See "-- Risks Associated with Leverage," "-- Certain Tax Risks" and "--Single Manufacturing Facility; Future Need for Additional Capacity."

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

For periods during which the Company was a member of the HEA Tax Group, the Company and its subsidiaries have filed or will file tax returns as part of the HEA Tax Group. As a consequence of the Offering, the Company ceased to be a member of the HEA Tax Group; however, the Company will remain liable for its allocable share of the consolidated or combined tax return liability and for tax deficiencies of the entire HEA Tax Group which relate to the period during which the Company was a member of the HEA Tax Group. There can be no assurance that the HEA Tax Group will satisfy all tax obligations for such periods or that additional liabilities will not be assessed for such periods. In addition, there can be no assurance that the Company's share of the consolidated or combined tax liability will not be increased as a result of subsequent events, such as taxing authority audit adjustments or the filing of amended returns affecting either the Company's items of gain, income, loss, deduction or credit or another member's items of gain, income, loss, deduction or credit. The Company has agreed to indemnify and reimburse HEA if any member of the HEA Tax Group is required to pay any tax, interest or penalty to any taxing authority related to any additional Company separate tax return liability and if there is any increase in the consolidated or combined tax return liability resulting from revisions to the Company's taxable income or revisions to another HEA Tax Group Member's taxable income, except to the extent such revisions to another HEA Tax Group Member's taxable income are made after September 15, 1999. HEA has agreed to indemnify and reimburse the Company if the Company or any of its subsidiaries is required to pay any tax, interest or penalty to any taxing authority related to any separate tax return of any member of the HEA Tax Group other than the Company or its subsidiaries, and if the Company or any of its subsidiaries is required to pay to any taxing authority any amount in excess of the Company's share of the consolidated or combined tax return liability.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISKS ASSOCIATED WITH LEVERAGE

      The Company historically has operated with significant amounts of debt as compared to its equity. At June 27, 1998, the Company had outstanding approximately $350.5 million in principal amount of indebtedness. In the first six months of 1998 and for the fiscal year ended December 31, 1997 and nine months ended December 28, 1996, the Company's interest payments were $10.0 million, $26.5 million and $13.4 million, respectively. During the first quarter of 1998, the Company repaid $5.0 million of principal under long term debt agreements. As of August 10, 1998, the Company has repaid $30.0 million of the outstanding debt with proceeds from the Offering and expects to repay an additional $170.0 million of such debt by August 12, 1998. The Company also has an asset securitization program under which the Company sells its accounts receivable on a non-recourse basis. At June 27, 1998, $100.0 million of accounts receivable was securitized under the program. Continuance of the program is subject to certain conditions, including a condition that all of the long-term public senior debt securities of HHI not fall below a specified rating. The Company has entered into definitive agreements with respect to a $200 million asset securitization program which does not require any support from HEA or any of its affiliates and the Company believes it will be able to close this program and terminate its existing securitization program by August 12, 1998. Failure of the Company to close the replacement asset securitization program or to obtain alternative financing would have a material adverse effect on the Company's business, financial condition and results of operations.

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

EXPECTED VOLATILITY OF STOCK PRICE

      In recent years the stock market in general, and the market for shares of high technology and HDD companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies. The trading price of the Common Stock may be subject to extreme fluctuations both in response to business-related issues (e.g., quarterly fluctuations in operating results, announcements of new products by the Company or its competitors, and the gain or loss of significant PC OEM or other customers) and in response to stock market-related influences (e.g., changes in analysts' estimates, the presence or absence of short-selling of the Common Stock and events affecting other companies that the market deems comparable to the Company). The trading price of the Common Stock also may be affected by events relating to HEA and HEI, including sales of Common Stock by HEA or the perception that such sales may occur (due to the financial condition of HEA or otherwise). Further, the trading price of the Common Stock may be subject to extreme fluctuations in response to general economic conditions in the U.S., Korea, Southeast Asia and elsewhere, such as interest rates, inflation rates, exchange rates, unemployment rates, and trade surpluses and deficits.

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

There were no reports field on Form 8-K during the reporting period ended June 28, 1998.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                                    MAXTOR CORPORATION


                                               By   /s/   Paul J. Tufano
                                                    ---------------------------
                                                    Paul J. Tufano
                                                    Vice President, Finance and
                                                    Chief Financial Officer

Date:  August 11, 1998

                                INDEX TO EXHIBITS
                                                                    Sequentially
Exhibit No        Description                                     Numbered Pages
--------------------------------------------------------------------------------

10.163 (40)       Intercompany Loan Agreement, dated as of
                  April 10, 1997, between Maxtor Corporation and Hyundai Electronics America

10.164 (41)       Debt Payment and Stock Purchase Agreement,
                  dated as of December 12, 1997, between Maxtor
                  Corporation and Hyundai Electronics America

10.165 (41)       Amendment to August 29, 1996 364-Day Credit
                  Agreement, dated August 27,  1997, among
                  Maxtor Corporation, Citibank, N.A. and
                  Syndicate Banks

10.166 (41)       Amended and Restated 1996 Stock Option Plan,
                  effective October 1, 1997


27                Financial Data Schedule


--------------------------------------------------------------------------------

 (40) Incorporated by reference to exhibits of Form 10-Q filed May 12, 1997
 (41) Incorporated by reference to exhibits of Form 10-K filed April 10, 1998