Form 10-Q
period 1998-09-26
MAXTOR CORP
filed 1998-11-10
CIK 711039

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the period ended September 26, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from ______________ to ______________

Commission file Number:      0-14016
                       --------------------

                               MAXTOR CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 Delaware                                 77-0123732
       -------------------------------                 ----------------
       (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

      510 Cottonwood Drive, Milpitas, CA                     95035
   ----------------------------------------                ----------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

      Registrant's telephone number, including area code:  (408) 432-1700

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
                                        Yes   X    No
                                            ------    ------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ------


As of November 9, 1998, 94,271,911 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                               MAXTOR CORPORATION

                                    FORM 10-Q

                               SEPTEMBER 26, 1998

                                      INDEX


PART I.      FINANCIAL INFORMATION


                                                                                    PAGE
                                                                                    ----
ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


             Condensed Consolidated Balance Sheets -
                September 26, 1998 and December 27, 1997                              3

             Condensed Consolidated Statements of Operations -
                Three months and nine months ended
                September 26, 1998, and September 27, 1997                            4

             Condensed Consolidated Statements of Cash Flows -
                Nine months ended September 26, 1998,
                and September 27, 1997                                              5 - 6

             Notes to Condensed Consolidated Financial Statements                   7 - 11

ITEM 2.      Management's Discussion and analysis of
             Financial Condition and Results of Operations                         12 - 27


PART II.     OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURE PAGE

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAXTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)


                                                                                       September 26,        December 27,
ASSETS                                                                                      1998                1997
                                                                                         ---------           ---------
                                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                                             $ 162,225           $  16,925
   Accounts receivable, net of allowance for doubtful accounts
     of $5,935 at September 26, 1998 and $3,573 at December 27, 1997                       279,367             241,777
   Accounts receivable from affiliates                                                       4,170               5,870
   Inventories                                                                             151,952             155,312
   Prepaid expenses and other                                                               22,245              20,814
                                                                                         ---------           ---------
       Total current assets                                                                619,959             440,698
Net property, plant and equipment                                                          112,008              99,336
Other assets                                                                                11,201              15,438
                                                                                         ---------           ---------
                                                                                         $ 743,168           $ 555,472
                                                                                         =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Short-term borrowings including current portion of long term debt                     $   5,261           $ 100,057
   Short-term borrowings due to affiliates                                                      --              65,000
   Accounts payable                                                                        371,677             206,563
   Accounts payable to affiliates                                                              153              25,022
   Accrued and other liabilities                                                           100,608             155,563
                                                                                         ---------           ---------
         Total current liabilities                                                         477,699             552,205
Long-term debt due to affiliates                                                            55,000                  --
Long-term debt and capital lease obligations due after one year                             90,051             224,313
                                                                                         ---------           ---------
Total liabilities                                                                          622,750             776,518
                                                                                         ---------           ---------

Commitments and contingencies (Note 7)                                                          --                  --
Stockholders' deficit:
   Series A Preferred Stock, $0.01 par value, 95,000,000 shares authorized; all outstanding shares converted into 44,029,850 shares of common stock at
     August 5, 1998. 88,059,701 shares issued and outstanding at December 27,
     1997; aggregate liquidation value $590,000 at December 27, 1997                                               880
   Common Stock, $0.01 par value, 250,000,000 shares authorized;
     94,257,739 shares issued and outstanding at September 26, 1998,
       and 7,563 shares issued and outstanding at December 27, 1997                            943                  --
   Additional paid-in capital                                                              878,019             534,765
    Cumulative other comprehensive income - unrealized gain
     on investments in equity securities                                                    13,234              16,262
   Accumulated deficit                                                                    (771,778)           (772,953)
                                                                                         ---------           ---------
         Total stockholders' equity                                                        120,418            (221,046)
                                                                                         ---------           ---------
                                                                                         $ 743,168           $ 555,472
                                                                                         =========           =========

See accompanying notes.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)
(Unaudited)


                                                                Three months                            Nine months
                                                                  ended                                    ended
                                                      --------------------------------        --------------------------------
                                                      September 26,       September 27,       September 26,       September 27,
                                                           1998               1997                1998                1997
                                                      ------------        ------------        ------------        ------------
Revenue                                               $    599,165        $    383,363        $  1,674,482        $    895,381

Revenue from affiliates                                        632               8,863               6,197              26,947
                                                      ------------        ------------        ------------        ------------
   Total revenue                                           599,797             392,226           1,680,679             922,328
                                                      ------------        ------------        ------------        ------------

Cost of revenue                                            525,933             362,659           1,477,510             880,489
Cost of revenue from affiliates                                667               8,020               5,241              24,633
                                                      ------------        ------------        ------------        ------------
   Total cost of revenue                                   526,600             370,679           1,482,751             905,122
                                                      ------------        ------------        ------------        ------------

Gross profit                                                73,197              21,547             197,928              17,206
                                                      ------------        ------------        ------------        ------------
Operating expenses:
     Research and development                               40,189              26,714             110,285              78,631
     Selling, general and administrative                    18,643              15,536              52,958              45,944
     Stock compensation expense                              1,160                  --              11,068                  --
                                                      ------------        ------------        ------------        ------------
Total operating expenses                                    59,992              42,250             174,311             124,575
                                                      ------------        ------------        ------------        ------------

Income (loss) from operations                               13,205             (20,703)             23,617            (107,369)

Interest expense                                            (6,573)            (10,856)            (24,109)            (27,480)
Interest and other income                                    1,537                 395               3,936               2,592
                                                      ------------        ------------        ------------        ------------

Income (loss) before provision for income taxes              8,169             (31,164)              3,444            (132,257)
Provision for income taxes                                   2,091                 199               2,269                 700
                                                      ------------        ------------        ------------        ------------
Net income (loss)                                            6,078             (31,363)              1,175            (132,957)
                                                      ------------        ------------        ------------        ------------

Other comprehensive income:
Unrealized gain (loss) on investments in equity
    securities                                             (11,688)                 --              (3,028)                 --
                                                      ------------        ------------        ------------        ------------
Comprehensive loss                                    $     (5,610)       $    (31,363)       $     (1,853)       $   (132,957)
                                                      ============        ============        ============        ============


Net income per share - basic (note 2)                 $       0.10        $         --        $       0.06        $         --

Net income per share - diluted                        $       0.08        $         --        $       0.02        $         --

Shares used in per share calculation
         - basic                                        59,515,691                  --          19,991,259                  --
         - diluted                                      76,860,814                  --          55,491,542                  --


See accompanying notes.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands except share and per share amounts)
(Unaudited)


                                                                                 Nine months
                                                                                    ended
                                                                          ---------------------------
                                                                         September 26,    September 27,
                                                                             1998             1997
                                                                          ---------        ---------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
    Net income (loss)                                                     $   1,175        $(132,957)
                                                                          ---------        ---------
    Adjustments to reconcile net income (loss)
        Net cash provided by (used in) operating activities:
         Depreciation and amortization                                       48,454           41,108
         Stock compensation expense                                          11,068
         Inventory reserves for lower of cost or market                       7,852          (10,446)
         Loss (gain) on disposal of property, plant and equipment             5,897               --
         Other                                                                   --             (128)
         Changes in assets and liabilities:
             Accounts receivable                                              8,908          (91,457)
             Accounts receivable from affiliates                              4,509              516
             Inventories                                                     (4,492)         (51,182)
             Prepaid expenses and other                                      (4,459)            (606)
             Accounts payable                                               157,710           89,060
             Accounts payable to affiliates                                 (24,869)           6,610
             Accrued and other liabilities                                   10,362            7,485
                                                                          ---------        ---------
    Total adjustments                                                       220,940          (49,329)
                                                                          ---------        ---------
    Net cash provided by (used in) operating activities                     222,115         (141,997)
                                                                          ---------        ---------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                              3,059               --
    Purchase of property, plant and equipment                               (61,600)         (23,955)
    Other assets                                                              3,175            3,082
                                                                          ---------        ---------
    Net cash used in investing activities                                   (55,366)         (20,873)
                                                                          ---------        ---------

Cash flows from financing activities:
    Proceeds from issuance of debt, including short-term borrowings          69,775          194,370
    Principal payments on debt, including short-term borrowings            (308,849)             (64)
    Net payments under accounts receivable securitization                  (111,816)         (40,289)
    Proceeds from issuance of common stock                                  329,441               --
                                                                          ---------        ---------
    Net cash provided by (used in) financing activities                     (21,449)         152,067
                                                                          ---------        ---------

Net change in cash and cash equivalents                                     145,300            2,679
Cash and cash equivalents at beginning of period                             16,925           31,313
                                                                          ---------        ---------
Cash and cash equivalents at end of period                                $ 162,225        $  33,992
                                                                          =========        =========


See accompanying notes.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(In thousands)
(Unaudited)


                                                                                      Nine months
                                                                                         ended
                                                                              -----------------------------
                                                                              September 26,   September 27,
                                                                                  1998            1997
                                                                              -------------   -------------
Supplemental disclosures of cash flow information:

Cash paid during the period for:
   Interest                                                                     $ 24,047        $ 17,792
   Income taxes                                                                      985             832

Supplemental information on noncash investing and financing activities:
   Purchase of property, plant and equipment financed by accounts payable          7,404             (64)
   Purchase of property, plant and equipment financed by capital leases               16             620
   Unrealized gain on equity securities                                           (3,028)             --
   Stock compensation reimbursement due from an affiliate                          2,809              --
   Short-term Borrowings from affiliate exchanged for note                        55,000              --



See accompanying notes.

                               MAXTOR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation ("Maxtor" or the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. From January 1996 through July 30, 1998, Maxtor Corporation operated as a majority-owned subsidiary of Hyundai Electronics America ("HEA"). HEA is a subsidiary of Hyundai Electronics Co. Ltd. ("HEI"), a Korean corporation. On August 5, 1998, the Company closed its Initial Public Offering of its Common Stock (the "Offering") which reduced the ownership interest of HEA to approximately 48% (see Note 3). All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 1997 incorporated in the Company's annual report on Form 10-K, as amended. The balance sheet as of December 27, 1997 is derived from the Company's audited financial statements and does not include all of the related disclosures. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

2.    NET INCOME (LOSS) PER SHARE

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share calculations is provided as follows (in thousands, except share and per share amounts):


                                                            Three Months Ended               Nine Months Ended
                                                     -------------------------------     -------------------------------
                                                     September 26,     September 27,     September 26,     September 27,
                                                         1998              1997              1998              1997
                                                     -------------     -------------     -------------     -------------
NUMERATOR - BASIC AND DILUTED
Net income (loss) .............................       $     6,078       $   (31,363)      $     1,175       $  (132,957)
                                                      ===========       ===========       ===========       ===========
Net income (loss) available to common
     stockholders .............................       $     6,078       $   (31,363)      $     1,175       $  (132,957)
                                                      ===========       ===========       ===========       ===========

DENOMINATOR
Basic weighted average common shares
     outstanding ..............................        59,515,691                --        19,991,259                --
Effect of dilutive securities
     Common stock options .....................         1,200,781                --           731,324                --
     Convertible preferred stocks .............        16,144,342                --        34,768,959                --
                                                      -----------       -----------       -----------       -----------

Diluted weighted average common
     shares ...................................        76,860,814                --        55,491,542                --
                                                      -----------       -----------       -----------       -----------
Basic net income (loss) per share .............       $      0.10       $        --       $      0.06       $        --
                                                      ===========       ===========       ===========       ===========
Diluted net income (loss) per share ...........       $      0.08       $        --       $      0.02       $        --
                                                      ===========       ===========       ===========       ===========


For the three and nine month periods ended September 27, 1997, the Company operated as a wholly owned subsidiary with no common stock outstanding.

Pro forma net income (loss) per share information reflecting the 44,029,850 shares of convertible preferred stock as if it had converted at the beginning of the earliest period presented is as follows:


                                                                   Three Months Ended                 Nine Months Ended
                                                            ------------------------------     ------------------------------
                                                            September 26,    September 27,     September 26,    September 27,
                                                                1998             1997              1998             1997
                                                            -------------    -------------     -------------    -------------
NUMERATOR - BASIC AND DILUTED
Net income ............................................     $      6,078     $    (31,363)     $      1,175     $   (132,957)
                                                            ============     ============      ============     ============
Net income (loss) available to
     common stockholders ..............................     $      6,078     $    (31,363)     $      1,175     $   (132,957)
                                                            ============     ============      ============     ============

DENOMINATOR - PRO FORMA
Pro forma basic weighted average
     common shares outstanding ........................       75,660,033       44,029,850        54,760,218       44,029,850
Effect of dilutive common stock options ...............        1,200,781               --           731,324               --
                                                            ------------     ------------      ------------     ------------
Pro forma diluted weighted average
     common shares ....................................       76,860,814       44,029,850        55,491,542       44,029,850
                                                            ------------     ------------      ------------     ------------

Pro forma basic net income (loss) per share ...........     $       0.08     $      (0.71)     $       0.02     $      (3.02)
                                                            ============     ============      ============     ============
Pro forma diluted net income (loss) per share .........     $       0.08     $      (0.71)     $       0.02     $      (3.02)
                                                            ============     ============      ============     ============


3.   COMMON STOCK:

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

Initial Public Offering

On August 5, 1998, the Company completed the issuance of 49,731,225 shares of its common stock in an initial public offering. The Company received approximately $329.4 million net of issuance costs and underwriters' commissions. Approximately $200.0 million of the proceeds have been used for repayment of certain outstanding indebtedness under credit facilities due to various banks (see Note 6). Upon closing of the Offering, all outstanding shares of the Series A Preferred Stock converted into 44,029,850 shares of common stock.


4.   SUPPLEMENTAL FINANCIAL STATEMENT DATA (IN THOUSANDS)


                                        September 26, 1998     December 27, 1997
                                        ------------------     -----------------
     Inventories:
         Raw materials                        33,887                 48,834
         Work-in process                      14,109                 15,177
         Finished goods                      103,956                 91,301
                                            --------               --------
                                            $151,952               $155,312
                                            ========               ========

5.   RECLASSIFICATIONS

Certain reclassifications have been made to prior year financial statements to conform to current classifications. These reclassifications had no impact on any prior years or the Company's net assets or results of operation.

6.   SHORT AND LONG-TERM BORROWINGS

On July 31, 1998, the Company entered into a three year agreement with Fleet Bank for a $200.0 million asset securitization program. This program replaces the previous Citicorp program which was terminated on July 31, 1998 and, unlike the Citicorp program, it does not require any support from HEA or any of HEA's affiliates. Under the Fleet program, the Company sells all of its eligible trade accounts receivable on a non-recourse basis through a special purpose vehicle. The Company has arranged for a $204.0 million back-up liquidity facility to support the program. As of September 26, 1998, $125.0 million of accounts receivable was securitized under the program.

On July 31, 1998, the Company replaced its short-term borrowings from HEA of $55.0 million with a three year subordinated note due July 31, 2001. This note bears interest at six month LIBOR plus 2.0% which is payable semi-annually. As of September 26, 1998, $55.0 million was outstanding on this note.

At June 27, 1998, the Company had two uncollateralized, syndicated lines of credit through Citibank, N.A., both of which were guaranteed by HEI and amounted to $129.0 million and $31.0 million. In August 1998, both of these lines of credit were paid off and all related agreements were terminated. At June 27, 1998, in addition to the Citibank facilities, the Company had approximately $40.0 million in borrowings under other credit facilities from two banks. In August 1998, these facilities were also paid down and the related agreements terminated.

7.   CONTINGENCIES

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

In December 1996, the Company filed a complaint against StorMedia and William Almon (StorMedia's Chairman and Chief Executive Officer) in a Colorado state court seeking approximately $100 million in damages and alleging, among other claims, breach of contract, breach of implied warranty of fitness and fraud under the StorMedia Agreement (the "Colorado Suit"). This proceeding was stayed pending resolution of the Federal Suit. The Federal Suit was permanently dismissed early in February 1998. On February 24, 1998, StorMedia filed a new complaint in Santa Clara County Superior Court for the State of California for $206 million, alleging fraud and deceit against the Original Defendants and negligent misrepresentation against HEI and the Company (the "California Suit"). On May 18, 1998, the stay on the Colorado Suit was lifted by the Colorado state court. On September 9, 1998, the California Suit was stayed. On October 11, 1998, Stormedia filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Act in the United States Bankruptcy Court in the Northern District of California.

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

8.    RECENT ACCOUNTING PRONOUNCEMENTS

During the quarter ended March 28, 1998 the Company adopted the Financial Accounting Standards Board Statement SFAS No. 130, "Reporting Comprehensive Income." In accordance with SFAS No. 130, the Company has disclosed comprehensive income and restated the prior periods. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders.

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

In June 1998, the Financial Accounting Standards Board issued statement of Accounting Standards No. 133 (SFAS 133). "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives which are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for years beginning after June 15, 1999, but companies can early adopt as of the beginning of any fiscal quarter that begins after June 1998. The Company is evaluating the requirements of SFAS 133, but does not expect this pronouncement to materially impact the Company's results of operations.

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

9.    RELATED PARTY TRANSACTION

HEI (or one of its affiliates) had served as guarantor for the Company's borrowings under various revolving bank credit facilities from August 1996 until its termination in August 1998. Presently, none of the Company's debt is guaranteed by HEI or any of its affiliates.

The cost of revenue includes certain component parts purchased from MMC Technology, Inc. ("MMC"), a wholly owned subsidiary of HEA, amounted to $95.0 million during the nine months and $33.8 million during the three months ended September 26, 1998. The Company signed a Supply Agreement with MMC effective on August 18, 1998, with respect to pricing of future purchases and secures a supply of product from MMC. (Exhibit 10.167)

10.    STOCK COMPENSATION

In 1996 the Company adopted the 1996 Stock Option Plan (the "Plan"), pursuant to which substantially all of the Company's domestic employees and certain international employees received options which were required to be accounted for as variable options. These options, which were granted between May 1996 and October 1997, required remeasurement of any intrinsic compensation element each reporting date determined by the difference between the estimated current fair value of the Company's stock and the exercise price of the options. In the first quarter of 1998, the Company amended and restated the Plan to remove the variable features and all grants subsequent to October 1997 have been subject to fixed terms. In the second quarter of 1998, the Company offered and re-issued new fixed award options in exchange for options previously issued under variable terms, thereby eliminating the requirement to remeasure these options in subsequent periods. Compensation expense has been reflected in the Company's financial statements in accordance with Financial Accounting Standards Board Interpretation No. 28, "Accounting for Appreciation Rights and Other Variable Stock Option or Award Plans." Accordingly, the Company recorded non-cash compensation expense of $1.2 million and $11.1 million, respectively, for the three and nine month periods ended September 26, 1998. The remaining unrecognized compensation element will be reflected in quarterly charges, decreasing sequentially from the third quarter of 1998, through the second quarter of 2001. During 1997, the Company also granted options to the employees of MMC Technology, Inc. ("MMC"), a wholly owned subsidiary of HEA. MMC has agreed to reimburse the Company for any compensation expense arising from such grants.

The Company has elected to continue to follow the provisions of APB No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes and has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123. "Accounting for Stock-Based Compensation."

On May 29, 1998 the Company adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 1.7 million shares of Common Stock have been reserved for issuance under the Purchase Plan, none of which were issued as of September 26, 1998. The Purchase Plan permits eligible employees to purchase Common Stock at a discount, but only through accumulated payroll deductions, during sequential 6-month offering periods. Participants will purchase shares on the last day of each offering period. In general, the price at which shares are purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of a share of Common Stock on (a) the first day of the offering period, or (b) the purchase date. The initial offering period under the Purchase Plan commenced on the closing of the Company's public offering on August 5, 1998.

On May 29, 1998 the Company adopted the 1998 Restricted Stock Plan (the "Restricted Stock Plan"), which provides for awards of shares of Common Stock to employees. The Board of Directors of the Company has the authority to amend or terminate the Restricted Stock Plan. The Restricted Stock Plan's maximum share reserve is 390,000 shares of Common Stock, all of which were awarded in June 1998. All unvested shares of restricted stock are forfeited in the event of termination of employment with the Company. The restricted stock shares vest and are released from the forfeiture provision three years from the date of the restricted stock award. Vesting of these shares is subject to acceleration upon the occurrence of a change of control.

This Report on Form 10-Q contains forward-looking statements within the meaning of the U. S. federal securities laws that involve risks and uncertainties. The statements contained in this Report on Form 10-Q that are not purely historical, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future are forward-looking statements. In the Report on Form 10-Q, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions also identify forward-looking statements. The Company makes these forward-looking statements based upon informations available on the date hereof, and assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in this Report on Form 10-Q as a result of certain factors including, but not limited to, those set forth in the
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations "Certain Factors Affecting Future Performance" and elsewhere in this Report on Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related note include elsewhere in this report.


RESULTS OF OPERATIONS


Revenue and Gross Profit (Loss)


                                                 Three Months Ended                               Nine Months Ended
                                     -------------------------------------------    --------------------------------------------
(In millions)                        September 26,  September 27,                   September 26,    September 27,
Fiscal quarter ended                     1998           1997           Change           1998            1997           Change
                                     -------------  -------------  -------------    -------------    ------------- -------------
                                                                             (unaudited)
Revenue                                $  599.8       $  392.2        $  207.6       $  1,680.7        $  922.3       $  758.4

Gross profit (loss)                    $   73.2       $   21.5        $   51.7       $    197.9        $   17.2       $  180.7
     As a percentage of revenue            12.2%           5.5%                            11.8%            1.9%

Net income (loss)                      $    6.1       $  (31.4)       $   37.5       $      1.2        $ (133.0)      $  134.2
     As a percentage of revenue             1.0%          (8.0%)                            0.1%          (14.4%)


Revenue. Between the three months ended September 27, 1997 ("Q397") and the three months ended September 26, 1998 ("Q398") revenue grew from $392.2 million to $599.8 million or 52.9%. Between the first nine months of 1997 and the first nine months of 1998, the Company's revenue grew by 82.2%, increasing from $922.3 million in the first nine months of 1997 to $1,680.7 million the first nine months of 1998. The increases in revenue for these periods is attributable primarily to an increase in unit shipments arising from improved time-to-market entry and time-to-volume production and a shift in the Company's customer base to Personal Computer ("PC") original equipment manufacturings ("OEMs"). Revenue growth from increased unit shipments was partially offset by continued price erosion in the HDD market as a whole, which resulted in declining average selling prices ("ASPs") throughout the period. The Company believes that the effect of HDD market ASP declines on the Company's ASPs was contained partially by the Company's improved time-to-market entry and time-to-volume production and by a Company trend toward shipping higher-capacity HDDs, which tend to have higher initial ASPs.

From Q397 to Q398, revenue from sales to PC OEMs increased from 64.6% to 77.8% of the Company's revenue. During this period, sales to three of the largest PC OEMs, Dell Computer Corporation, International Business Machine Corporation, and Compaq Computer Corporation increased from 34.4% to 54.5% of the Company's revenue. From the first nine months of 1997 to the first nine months of 1998, revenue from sales to PC OEMs increased from 57.5% to 75.4% of the Company's revenue. During this period, sales to three of the largest PC OEMs, Dell Computer Corporation, International Business Machine Corporation, and Compaq Computer Corporation increased from 28.3% to 53.5% of the Company's revenue.

Gross Profit (Loss). Gross profit improved from $21.5 million for Q397 to $73.2 million in Q398; and gross profit improved from $17.2 million for the first nine months of 1997 to $197.9 million in the first nine months of 1998. Gross margin increased from 5.5% in Q397 to 12.2% in Q398; and gross margin increased from 1.9% in the first nine months of 1997 to 11.8% in the first nine months of 1998. The improvement in gross margin during these periods is due to the timely introduction of new, higher margin products which achieved market acceptance and higher manufacturing yields. During these periods gross margin also was favorably affected by improved product designs which led to improved manufacturing yields and lower component costs. During these periods growth of the Company's gross margin, however, was constrained partially by continued rapid price erosion in the HDD market as a whole, which resulted in declining ASPs for the Company's products.


OPERATING EXPENSES

                                                 Three Months Ended                               Nine Months Ended
                                     -------------------------------------------    --------------------------------------------
(In millions)                        September 26,  September 27,                   September 26,    September 27,
                                          1998           1997          Change            1998            1997          Change
                                     -------------  -------------  -------------    -------------    ------------- -------------
                                                                            (unaudited)

Research and development                $ 40.2         $ 26.7         $ 13.5            $110.3           $ 78.6        $ 31.7
    As a percentage of revenue             6.7%           6.8%                             6.6%             8.5%

Selling, general and administrative     $ 18.6         $ 15.5         $  3.1            $ 53.0           $ 45.9        $  7.1
     As a percentage of revenue            3.1%           4.0%                             3.2%             5.0%

Stock compensation expense              $  1.2         $   --         $  1.2            $ 11.1           $   --        $ 11.1
     As a percentage of revenue            0.2%                                            0.7%



Research and Development Expense. R&D expense as a percentage of revenue decreased from 6.8% in Q397 to 6.7% in Q398, while the absolute dollar level of R&D spending during the same periods increased from $26.7 million to $40.2 million. Further, R&D expense as a percentage of revenue decreased from 8.5% in the first nine months of 1997 to 6.6% in the first nine months of 1998, while the absolute dollar level of R&D spending during the same periods increased from $78.6 million to $110.3 million. The increase in absolute dollars during these periods was due to the Company's efforts to develop new products for the desktop PC market and future products in other HDD market segments.

Selling, General and Administrative Expense. SG&A expense as a percentage of revenue declined from 4.0% in Q397 to 3.1% in Q398, while the absolute dollar level of SG&A increased from $15.5 million to $18.6 million, respectively. Further, SG&A expense as a percentage of revenue declined from 5.0% in the first nine months of 1997 to 3.2% during the first nine months of 1998, while the absolute dollar level of SG&A expenses increased slightly from $49.5 million to $53.0 million, respectively. The decrease in SG&A expenses as a percentage of revenue between these periods was due to the increase in the Company's revenue combined with the Company's ongoing cost control efforts.

Stock Compensation Expense. In 1996 the Company adopted the 1996 Stock Option Plan (the "Plan"), pursuant to which substantially all of the Company's domestic employees and certain international employees received options which were required to be accounted for as variable options. These options, which were granted between May 1996 and October 1997, required remeasurement of any intrinsic compensation element each reporting date determined by the difference between the estimated current fair value of the Company's stock and the exercise price of the options. In the first quarter of 1998, the Company amended and restated the Plan to remove the variable features and all grants subsequent to October 1997 have been subject to fixed terms. In the second quarter of 1998, the Company offered and re-issued new fixed award options in exchange for options previously issued under variable terms, thereby eliminating the requirement to remeasure these options in subsequent periods. Compensation expense has been reflected in the Company's financial statements in accordance with Financial Accounting Standards Board Interpretation No. 28, "Accounting for Appreciation Rights and Other Variable Stock Option or Award Plans." Accordingly, the Company recorded non-cash compensation expense of $1.2 million and $11.1 million, respectively, for the three and nine month periods ended September 26, 1998. The remaining unrecognized compensation element will be reflected in quarterly charges, decreasing sequentially from the third quarter of 1998, through the second quarter of 2001. During 1997, the Company also granted options to the employees of MMC Technology, Inc. ("MMC"), a wholly owned subsidiary of HEA. MMC has agreed to reimburse the Company for any compensation expense arising from such grants.


INTEREST EXPENSE AND INTEREST INCOME

                                          Three Months Ended                             Nine Months Ended
                             -------------------------------------------     -------------------------------------------
(In millions)                September 26,   September 27,                   September 26,   September 27,
                                  1998            1997          Change            1998            1997        Change
                             -------------   -------------  -------------    -------------   ------------- -------------
                                                                    (unaudited)
Interest expense                $  6.6         $  10.9         $ (4.3)          $  24.1         $  27.5        $ (3.4)

Interest and other income       $  1.5         $    .4         $  1.1           $   3.9         $   2.6        $  1.3



Interest Expense. Interest expense as a percentage of revenue declined from 2.8% in Q397 to 1.1% in Q398, while the absolute dollar level of interest expense decreased from$10.9 million in Q397 to $6.6 million in Q398; and declined from 3.0% in the first nine months of 1997 to 1.4% in the first nine months of 1998, while the absolute dollar level of interest expense decreased from $27.5 million in the first nine months of 1997 to $24.1 million in the first nine months of 1998. The decrease in the absolute dollar amount of the Company's interest expense between the first nine months of 1997 and the first nine months of 1998 was due primarily to the retirement of $200.0 million of debt in August, 1998. The Company had $349.2 million of short-term and $224.0 million of long-term credit borrowings outstanding at September 27, 1997, as compared to $5.3 million current portion of long term debt and $145.1 million of long-term borrowings outstanding at September 26, 1998.

Interest and other income. Interest and other income increased from $0.4 million in Q397 to $1.5 million in Q398; and increased from $2.6 million to $3.9 million between the first nine months of 1997 and the first nine months of 1998. The increase between Q397 and Q398 was primarily due to the increase in cash and cash equivalents generated from the initial public offering.

PROVISION FOR INCOME TAXES

                                          Three Months Ended                             Nine Months Ended
                             -------------------------------------------     -------------------------------------------
(In millions)                September 26,   September 27,                   September 26,   September 27,
                                  1998            1997          Change            1998            1997         Change
                             -------------   -------------  -------------    -------------   ------------- -------------
                                                                    (unaudited)
Provision for income taxes       $  2.1         $  0.2         $  1.9             $  2.3         $  0.7         $  1.6


The provision for income taxes consists primarily of federal alternative minimum tax and foreign taxes. The increase of $1.9 million is due to federal alternative minimum tax on repatriation of foreign earnings in 1998.


INFORMATION SYSTEMS AND YEAR 2000 COMPLIANCE

YEAR 2000 COMPLIANCE

Year 2000 Issue Described: Many currently installed computer systems and software products are coded to accept, store, or report only two digit entries in date code fields. Beginning in the Year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This is the Year 2000 Issue. As a result, computer systems and/or software used by many companies, including Maxtor and its vendors and customers, will need to be upgraded to comply with such Year 2000 requirements. Maxtor could be impacted by Year 2000 issues occurring in its own infrastructure or faced by its major distributors, suppliers, customers, vendors and financial service organizations. Such Year 2000 issues could include errors in information, significant information system failures, or failures of equipment, vendors, suppliers, or customers. Any disruption in Maxtor's operations as a result of Year 2000 noncompliance, whether by Maxtor or a third party, could have a material adverse effect on Maxtor's business, financial condition and results of operations.

Maxtor's Hard Disk Drives Comply: Maxtor hard disk drives are able to operate in the Year 2000 and beyond. The Year 2000 issue is only relevant to hardware and software components that use or affect time and date data or system settings. In the case of Maxtor's hard disk drives, the ability to operate correctly in the next century is dependent on the software and programming loaded on to Maxtor's hard disk drives by the system. Since Maxtor's hard disk drives have no inherent time or date function, they will not determine whether or not a given system, or any software on a given system, will operate correctly or incorrectly in the next century. As a result, all Maxtor hard disk drives are able to receive, store, and retrieve data and operate with a system or software that is Year 2000 compliant without modification.

Maxtor's State of Readiness: 1. Overview. To address Maxtor-wide internal Year 2000 readiness activities, Maxtor has implemented a corporate program to coordinate efforts across all business functions and geographic areas, which includes addressing risks associated with business partners and other third-party relationships. The following four-step process is being followed to prepare internally for the Year 2000: 1) Awareness, 2) Inventory, 3) Assessment, and 4) Resolution. Maxtor is in the "inventory" or "assessment" phase, except for core information technology ("IT") systems, which are being addressed through the implementation of the SAP System (see below). Maxtor expects to have substantially completed all four steps company-wide by the end of 1999. Additionally, Maxtor is in the process of forming a Year 2000 Project Office to coordinate the foregoing corporate program. Maxtor is also considering engaging external Year 2000 consultants to assist with methodology and process of the inventory, assessment, and resolution phases. Maxtor targets substantial completion of "inventory" and "assessment" by the end of 1998. There can be no assurance that Maxtor will be able to complete the four-step process or that the process will adequately address the Year 2000 Issue.

2. Core IT Systems. Maxtor is implementing the R3 system from SAP A.G. (the "SAP System"). The SAP System is designed to automate more fully Maxtor's business processes, is certified by SAP A.G. as Year 2000 compliant, and has already affected most functional areas, including, without limitation, finance, procurement, inventory control, collections, order processing and manufacturing. Historically, there have been substantial delays in the implementation of such systems at other companies. The initial step of the implementation was completed October 2, 1998, and affected all of the above-mentioned functional areas. Additional phases of implementation are scheduled for the remainder of 1998 and the first half of 1999 to stabilize and enhance the phase one implementation. In connection with the implementation of the SAP System, Maxtor may experience functional and performance problems, including problems relating to the SAP System's response time and data integrity. There can be no assurance that Maxtor will be able to continue to implement the SAP System successfully and on a timely and cost effective basis or that the SAP System will not fail or prove to be unsuitable for Maxtor's needs.

3. Other IT Systems. Maxtor's other IT systems include factory information and control systems, computer aided design systems, banking interface systems, electronic data interchange systems, credit card processing, customer call management, human resources systems, non-U.S. payroll processing, and shipment and just in time delivery management systems. Inventory of Maxtor's other IT systems is believed to be complete. Maxtor has determined that most human resources systems, factory information systems, call management system, non-United States payroll processing and supplier just in time delivery management systems are not Year 2000 compliant, but the assessment of other IT systems has not yet been completed.

4. Non-IT Systems. Maxtor's non-IT systems include departmental and personal automated applications used in all functional areas of Maxtor, building systems such as heating, cooling, and air purification, component and hard disk drive test equipment, and manufacturing equipment. Inventory of Maxtor's non-IT systems is underway. Assessment will include determination of the level of risk of business interruption associated with a failure of the non-IT system and assignment of priority to resolution activities. Resolution priority will be assigned to repair or replacement of items that affect new product development, volume production and distribution.

5. Vendors and Suppliers. Maxtor's vendors and suppliers include the sources of materials used in Maxtor's hard disk drives, the sources of the equipment and supplies used by Maxtor in the conduct of its business, as well as Maxtor's landlord's, financial institutions, and other service providers. Inventory of Maxtor's suppliers is underway. Assessment will include determination of the level of risk of business interruption associated with a failure of a vendor or supplier because of the Year 2000 Issue and assignment of priority to resolution activities.. It is Maxtor's intent to seek written assurance from its vendors and suppliers of their capability to support Maxtor properly in and after the Year 2000.

6. Customers. Maxtor's assessment of its Year 2000 issues with its customers will dovetail with similar activities which Maxtor's customers will engage in with respect to Maxtor. Several Maxtor customers, including Maxtor's three largest original equipment manufacturer customers, Compaq, Dell, and IBM, have begun the process of asking Maxtor for written assurances that Maxtor hard disk drives do not have Year 2000 issues and that Maxtor's business will not be affected by the Year 2000 issue.

The Costs to Address Maxtor's Year 2000 Issue: Maxtor has not determined historic or period costs which may have been incurred in connection with the resolution of Year 2000 issues. Maxtor does not have any projections of costs which may be incurred in future periods to resolve Year 2000 issues. It has not been determined whether such costs would be material.

The Risks of Maxtor's Year 2000 Issues: Resolution of the foregoing has been and will be complex, expensive and time intensive and could be adversely affected by various risk factors, including without limit: (i) any failure to provide adequate training to employees; (ii) any failure to retain skilled members of the implementation team or find suitable replacements for such personnel; (iii) the scope of the implementation plan being expanded by unanticipated changes in Maxtor's business or findings in Maxtor's awareness, inventory or assessment of risk; (iv) any failure to devise and run appropriate testing procedures that accurately reflect the demands that will be placed on new systems following implementation; (v) any failures by vendors or other third parties to accurately assess their own Year 2000 readiness or the Year 200 readiness of their respective vendors and other third parties and any resulting failures; and (vi) any failure to develop and implement adequate fall-back, work around or other contingency plans in the event that difficulties or delays arise. It has been widely predicted that a significant amount of litigation surrounding business interruptions will arise out of Year 2000 Issues. It is uncertain whether, or to what extent, Maxtor may be affected by such litigation. Because Maxtor's hard disk drives are able to operate in the Year 2000 and beyond, Maxtor does not anticipate exposure to material product defect or similar litigation. There can be no assurance, however, that any such litigation will not be brought or will not have material effect. There is no assurance that Maxtor could receive any assistance, damages or other relief as a result of its initiation of any litigation related to the Year 2000 Issue. The inability of Maxtor to implement its Year 2000 plans or to otherwise address Year 2000 Issues in a timely manner could have a material adverse effect on Maxtor's business, financial condition and results of operations.

Maxtor's Contingency Plans: As part of the four-step process outlined above, specific contingency plans will be developed in connection with the assessment and resolution to the risks identified. Maxtor has currently established certain IT contingency plans, and it is continuing to develop such plans regarding each specific area of risk associated with the Year 2000 Issue There is no assurance that Maxtor will complete contingency plans that address risks which actually arise or that any such contingency plans will properly address their intended purposes if they are implemented. In addition, Maxtor does not have and does not anticipate obtaining any policy of insurance which contains material coverage for potential injuries or damages related to or caused by the Year 2000 Issue.

Summary: Maxtor's operations may be disrupted if Maxtor itself or Maxtor's vendors, suppliers, or customers fail adequately to address the Year 2000 issue. Any such disruption in Maxtor's operations as a result of Year 2000 noncompliance, whether by Maxtor or a third party, could have a material adverse effect on Maxtor's business, financial condition and results of operations, including without limit potential loss of revenue, increased costs, or delays in product development, production, or distribution.

LIQUIDITY AND CAPITAL RESOURCES

At September 26, 1998, the Company had $162.2 million in cash and cash equivalents as compared to $16.9 million at December 27, 1997. Operating activities provided net cash of $222.1 million for the nine month period ended September 26, 1998 as compared to utilizing net cash of $142.0 million for the nine month period ended September 27, 1997. Cash provided by operating activities for the nine months ended September 26, 1998 was generated principally by operations and a decrease in working capital. The increase in cash generated from operations was primarily due to increased sales and improved margins. The Company used $55.3 million in investing activities during the nine months ended September 26, 1998, principally for the purchase of plant and equipment. In this period the Company reduced short and long-term debt by $239.1 million using proceeds from the Initial Public Offering and cash from operations..

On August 5, 1998, the Company completed the issuance of 49,731,225 shares of its common stock in an initial public offering. The Company received $329.4 million net of offering costs and underwriters' commissions. Approximately $200.0 million of these proceeds were used in August 1998 for repayment of certain outstanding indebtedness under credit facilities due to various banks. Upon closing of the Offering, all outstanding shares of the Series A Preferred Stock converted into 44,029,850 shares of common stock. At September 26, 1998 the Company had a total of 94,257,739 shares of common stock outstanding.

At September 26, 1998, the Company had approximately $145.0 million of long-term unsecured debt and $5.3 million in current portion of long term debt which were comprised of $55.0 million of a three year note from HEA and $95.0 million of publicly-traded Subordinate Debentures. The Company's outstanding 5.75% Subordinated Debentures due March 1, 2012 are entitled to annual sinking fund payments of $5.0 million which commenced March 1, 1998.

The Company also has a $200.0 million asset securitization program under which the Company sells its eligible accounts receivable on a non-recourse basis. At September 26, 1998, $125.0 million of accounts receivable was securitized under the program.


CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

HISTORY OF OPERATING AND NET LOSSES; ACCUMULATED DEFICIT

During each of the 19 consecutive quarters ended September 27, 1997, the Company incurred significant operating losses ranging from $125.5 million to $3.1 million per quarter, with net losses ranging from $130.2 million to $4.5 million, primarily as a result of delayed product introductions, product performance and quality problems, low manufacturing yields and under-utilization of manufacturing capacity, high operating expenses and overall market conditions in the HDD industry, including fluctuations in demand and declining average selling prices ("ASPs"). As of December 27, 1997, the Company had an accumulated deficit of approximately $773.0 million and as of September 26, 1998, the Company had an accumulated deficit of approximately $771.8 million. While the Company achieved operating profits and net income for the quarter ended December 27, 1997, it recorded operating and net losses for the fiscal year ended December 27, 1997. There can be no assurance that the factors that led to the Company's history of operating losses have been overcome or that the Company will achieve profitability on either an operating or net income basis in any future quarterly or annual periods. Consequently, recent operating results should not be considered indicative of future financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

In addition, the HDD industry is characterized by rapidly declining ASPs over the life of a product even for those products which are competitive and timely-to-market. The Company anticipates that this market characteristic will continue for the foreseeable future. The Company expects ASPs to continue to decline for the remainder of the year and through the second quarter of 1999. This continuing price erosion could have a material adverse effect on the Company's business, financial condition and results of operations.

In July 1996, the Company began to modify its management and operational structures. From the first quarter of 1997 to the first quarter of 1998, and again in the third quarter of 1988, the Company's timely introduction and volume production of competitive products resulted in quarterly revenue growth. Such restructuring activities and revenue growth placed and are expected in the future to place a significant strain on the Company's personnel and resources. The Company's ability to maintain the advantages of the restructuring and to manage future growth, if any, will depend on its ability to: (i) continue to implement and improve its operational, financial and management information and control systems on a timely basis; (ii) hire, train, retain and manage an expanding employee base; and (iii) maintain effective cost controls, all while being among the first-to-volume production with competitive products. The inability of the Company's management to maintain the advantages of the restructuring, to manage future growth effectively and to continue to be among the first-to-volume production with competitive products could have a material adverse effect on the Company's business, financial condition and results of operations.

See "-- Risks of Failed Execution; Changing Customer Business Models" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISKS OF FAILED EXECUTION; CHANGING CUSTOMER BUSINESS MODELS

PC original equipment manufacturers ("OEMs") compete in a market that is consolidating market share among the top ten PC OEMs, which accounted for greater than 50% of all PC units shipped during 1997 and the first nine months of 1998. A majority of the Company's HDDs are sold to PC OEMs, which accounted for 77.8% of the Company's revenues for the third quarter of 1998. The process of qualifying the Company's products with these PC OEM customers can be complex and difficult. These PC OEMs use the quality, storage capacity and performance characteristics of HDDs to select their HDD providers. A HDD provider must consistently execute on its product development and manufacturing processes in order to be among the first-to-market entry and first-to-volume production at leading storage capacity per disk with competitive prices. Once a PC OEM has chosen its qualified HDD vendors for a given PC product, it generally will purchase HDDs from those vendors for the life of that product. If a qualification opportunity is missed, the Company may not have another opportunity to do business with that PC OEM until the next generation of the Company's products is introduced. The effect of missing a product qualification opportunity is magnified by the limited number of high volume PC OEMs. Failure to reach the market on time or to deliver timely volume production usually results in significantly decreased gross margins due to rapidly declining ASPs and dramatic losses in market share. Failure to obtain significant PC OEM customer qualifications for new or existing products in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Both in the desktop HDD market for which the Company's current products are designed and in any other HDD market segments in which the Company may compete in the future, advances in magnetic, optical or other technologies, or the development of entirely new technologies, could result in the creation of competitive products that have better performance and/or lower prices than the Company's products. Examples of such new technologies include "giant magneto-resistive" ("GMR") head technology and optically-assisted recording technologies which technologies have either already been introduced or are being developed currently by other companies. Currently, the Company intends to incorporate GMR head technology into future products and is evaluating the various approaches to and timing of such a transition. The Company has decided not to pursue optically-assisted recording technologies at this time.

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

CONTROL BY AND DEPENDENCE ON HYUNDAI

Four out of the seven members of the Company's Board of Directors (the "Board") are currently employees of HEA or one of its affiliates. HEA currently has the contractual right to designate one person for nomination to serve as a director in each of the three classes of the Board. Accordingly, HEA will be able to influence or control major decisions of corporate policy and to determine the outcome of any major transaction or other matter submitted to the Company's stockholders or directors, including borrowings, issuances of additional Common Stock and other securities of the Company, the declaration and payment of any dividends on Common Stock, potential mergers or acquisitions involving the Company, amendments to the of Incorporation (the "Amended and Restated Certificate of Incorporation") and Bylaws (the "Bylaws") and other corporate governance issues. In particular, the affirmative vote of two-thirds of the outstanding voting stock is required to approve certain types of amendments to the Amended and Restated Certificate of Incorporation. Consequently, HEA will be able to block approval of any such amendments that may be proposed in the future as long as it owns at least one-third of the Common Stock and may be able to make it difficult to achieve approval of any such amendment for as long as it owns a significant amount of Common Stock even if its ownership falls below one-third. The Company has granted HEA the contractual right to maintain its ownership interest at 30% through 2000. Stockholders other than HEA therefore are likely to have little or no influence on decisions regarding such matters. HEA and the Company have entered into a Stockholder Agreement under which the Company has granted HEA certain rights to require the Company to register HEA's shares of Common Stock and the right to designate for nomination up to three members of the Board so long as ownership by HEA and certain of its affiliates is between 50% and 10% of the outstanding voting securities of the Company. HEA has also agreed to certain restrictions on its rights to solicit proxies, to acquire additional shares of Common Stock and to compete with the Company.

Conflicts of interest may arise from time to time between the Company and HEA or its affiliates in a number of areas relating to their past and ongoing relationships, including potential competitive business activities, corporate opportunities, tax matters, intellectual property matters, indemnity agreements, registration rights, sales or distributions by HEA of all or any portion of its ownership interest in the Company or HEA's ability to control the management and affairs of the Company. There can be no assurance that HEA and the Company will be able to resolve any potential conflict or that, if resolved, the Company would not receive more favorable resolution if it were dealing with an unaffiliated party. The Amended and Restated Certificate of Incorporation specifies certain circumstances in which a transaction between the Company and HEA or an affiliated entity will be deemed fair to the Company and its stockholders, and prescribes guidelines under which HEA and its affiliates will be deemed not to have breached any fiduciary duty or duty of loyalty to the Company, or to have usurped a corporate opportunity available to the Company, if specified conditions are met. The Board of Directors has established an Affiliated Transaction Committee comprised entirely of directors not affiliated with HEA or its affiliates. The charter of the committee is to review all material transactions between the Company and HEA and or its affiliates.

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

HEI and IBM are parties to a patent cross license agreement (the "IBM License Agreement"), under which HEI and its subsidiaries, including the Company, are licensed with respect to certain IBM patents. Under the IBM License Agreement, if Maxtor ceases to be a majority-owned subsidiary of HEA, the Company can obtain a royalty-free license under the same terms from IBM upon the joint request of HEI and the Company and the fulfillment of certain conditions. Pursuant to the Sublicense Agreement, HEI has agreed to cooperate to obtain such a license for the Company once the Company ceases to be a majority-owned subsidiary, and the Company has agreed to continue to pay IBM the Company's allocated portion of the license fee following the grant of such a license from IBM. The Company is in the process of obtaining such a license. HEI and the Company have indemnified each other for certain liabilities arising from their acts or omissions relating to the IBM License Agreement.

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

See "-- Single Manufacturing Facility; Future Need for Additional Capacity."


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

See "-- Need for Additional Capital," "-- Dependence on International Operation; Risks from International Sales" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

CUSTOMER CONCENTRATION

The Company focuses its marketing efforts on and sells its HDDs to a limited number of PC OEMs, distributors and retailers. During the nine months ended September 26, 1998, three customers, accounted for approximately 27%, 16% and 10% respectively, of the Company's revenues, and the Company's top ten customers accounted for approximately 83% of the Company's revenue. During the fiscal year ended December 27, 1997, two PC OEM customers, accounted for approximately 21% and 10%, respectively, of the Company's revenue, and the Company's top ten customers accounted for approximately 60% of the Company's revenue. The Company anticipates that a relatively small number of customers will continue to account for a significant portion of its revenue for the foreseeable future, and that the proportion of its revenue derived from such customers may continue to increase in the future. The ability of the Company to maintain strong relationships with its principal customers, including in particular its PC OEM customers, is essential to the ongoing success and profitability of the Company. Although the Company believes its relationships with key customers generally are good, in order to maintain its customer relationships, particularly with PC OEMs, the Company must be among the first-to-volume production with competitive products. The concentration of sales in a relatively small number of major customers represents a business risk that loss of one or more accounts, or a decrease in the volume of products sold to such accounts, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

STORMEDIA LITIGATION

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

In December 1996, the Company filed a complaint against StorMedia and William Almon (StorMedia's Chairman and Chief Executive Officer) in a Colorado state court seeking approximately $100 million in damages and alleging, among other claims, breach of contract, breach of implied warranty of fitness and fraud under the StorMedia Agreement. This proceeding was stayed pending resolution of the Federal Suit. The Federal Suit was permanently dismissed early in February 1998. On February 24, 1998, StorMedia filed a new complaint in Santa Clara County Superior Court for the State of California for $206 million, alleging fraud and deceit against the Original Defendants and negligent misrepresentation against HEI and the Company. On May 18, 1998, the stay on the Colorado Suit was lifted by the Colorado state court. On September 9, 1998, the California Suit was stayed. On October 11, 1998, Stormedia filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Act in the United States Bankruptcy Court in the Northern District of California.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, NOT APPLICABLE.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting was held July 17, 1998, at which its stockholders reelected Michael R. Cannon and C. S. Park as Class III directors to hold office for a three-year term, and ratified the appointment of PricewaterhouseCoopers & Lybrand L.L.P. as the Company's independent accounting firm for the Corporation's fiscal year ending December 26, 1998.

Messrs. Cannon and Park received the following votes for and against:


                                  For               Withheld          Abstain
                                  ---               --------          -------
      Michael R. Cannon       88,148,190                0                0
      C. S. Park              88,148,190                0                0


The ratification of the appointment of PricewaterhouseCoopers & Lybrand L.L.P. received the following votes for and against:

                               For          Against        Abstain
                               ---          -------        -------
                           88,144,190          0            4,000    (pre-split)

The following directors' terms of office continue until the Annual Meeting indicated: C. S. Chung, Charles Hill and Philip S. Paul (Class I term expires at the 1999 Annual Meeting); Charles F. Christ and Y. H. Kim (Class III term expires at the 2000 Annual Meeting).

Also effective July 17, 1998, the Company's stockholders approved by written consent the Company's Amended and Restated Certificate of Incorporation (the "Certificate") authorizing a two-for-one reverse stock split of the Common Stock, eliminating the right of stockholders to act by written consent, eliminating the right of stockholders to call special meetings of stockholders, clarifying the exclusive right of the Board of Directors to fill vacancies and new directorships, providing that certain provisions of the Certificate may be amended only by the affirmative vote of two-thirds of the outstanding voting stock and regulating the approval required for corporate opportunities and related party transactions. Also approved by written consent were certain amendments to the Company's Amended and Restated 1996 Stock Option Plan (the "Plan"), including a 7,727,832-share (pre-split) increase in the share reserve for the Plan, with such reserve to be increased to 15 percent of the number of shares of Common Stock issued and outstanding on the closing date of the Company's Offering (a total post-split reserve of 13,798,181 shares of Common Stock). Stockholders representing 88,059,701 shares of Preferred Stock and 73,489 (pre-split) shares of Common Stock voted in favor of the amendments to the Certificate; and stockholders representing 88,059,701 shares of Preferred Stock and 88,489 (pre-split) shares of Common Stock voted in favor of the amendment of the Plan.


ITEMS 2 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(SEE INDEX TO EXHIBITS ON PAGE 31 OF THIS REPORT.)

There were no reports filed on Form 8-K during the reporting period ended September 26, 1998.

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



                                                   MAXTOR CORPORATION

                                           By /s/  Paul J. Tufano
                                              --------------------------------
                                                   Paul J. Tufano
                                                   Vice President, Finance and
                                                   Chief Financial Officer
Date:    November 10, 1998

                                INDEX TO EXHIBITS


Exhibit No.       Description
-----------       -----------
10.167            Supply Agreement, dated as of August 18, 1998, between Maxtor
                  Corporation and MMC Technology, Inc.

10.168 Purchase and Sale Agreement, dated as of July 31, 1998, between Maxtor Corporation and Maxtor Receivables Corporation
                  58 - 105

10.169 Receivables Purchase Agreement, dated as of July 31, 1998, among Maxtor Receivables Corporation and Maxtor Corporation and Blue Keel Funding, LLC and Fleet National Bank

10.170            Appendix A to the Receivables Purchase Agreement, dated as of
                  July 31, 1998, among Maxtor Receivables Corporation, Maxtor
                  Corporation, Blue Keel Funding, LLC and Fleet National Bank

27                Financial Data Schedule




--------------------------------------------------------------------------------



                                       E-1