Form 10-Q/A
period 1998-09-26
MAXTOR CORP
filed 1999-01-28
CIK 711039

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

   Securities registered pursuant to Section 12(g) of the Act: Common Stock,
        $.01 par value, and 5.75% Convertible Subordinated Debentures, due March 1, 2012

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
                                        Yes   X    No
                                            ------    ------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ------


As of December 26, 1998, 94,293,499 shares of the registrant's Common Stock, $.01 par value, were outstanding.

The undersigned registrant hereby amends the following item to its Quarterly Report for the period ending September 26, 1998 on Form 10-Q, as filed with the Securities and Exchange Commission (the "Commission") on or about November 10, 1998 (the "Report"), as set forth in the pages attached hereto:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(SEE INDEX TO EXHIBITS ON PAGE E-1 OF THIS REPORT.)

There were no reports filed on Form 8-K during the reporting period ended September 26, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   MAXTOR CORPORATION

                                           By /s/  Glenn H. Stevens
                                              --------------------------------
                                                   Glenn H. Stevens

                                                   Vice President, General
                                                   Counsel and Secretary


Date:    January 28, 1999

                                INDEX TO EXHIBITS


Exhibit No.       Description
-----------       -----------
10.167            Supply Agreement, dated as of August 18, 1998, between Maxtor
                  Corporation and MMC Technology, Inc.*

10.168 Purchase and Sale Agreement, dated as of July 31, 1998, between Maxtor Corporation and Maxtor Receivables Corporation
                  58 - 105+

10.169 Receivables Purchase Agreement, dated as of July 31, 1998, among Maxtor Receivables Corporation and Maxtor Corporation and Blue Keel Funding, LLC and Fleet National Bank+

10.170            Appendix A to the Receivables Purchase Agreement, dated as of
                  July 31, 1998, among Maxtor Receivables Corporation, Maxtor
                  Corporation, Blue Keel Funding, LLC and Fleet National Bank+

27                Financial Data Schedule+




--------------------------------------------------------------------------------

* This Exhibit has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

+ Previously filed.