Form 10-K405
period 1998-12-26
MAXTOR CORP
filed 1999-03-26
CIK 711039

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 26, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-14016

                            ------------------------

                               MAXTOR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                                              77-0123732
           (STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

                510 COTTONWOOD DRIVE, MILPITAS, CALIFORNIA 95035
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 432-1700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
          5.75% CONVERTIBLE SUBORDINATED DEBENTURES, DUE MARCH 1, 2012

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock, $.01 par value per share, held by nonaffiliates of the registrant was $549,109,880 on February 24, 1999 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 24, 1999, 102,831,982 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements including those discussed in Item 1, Business, "Products", "Marketing and Customers", "Manufacturing and Suppliers", "Research and Development", and "Competition";
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Results of Operations", "Liquidity and Capital Resources" and "Certain Factors Affecting Future Performance"; and elsewhere in this report. In this report, the words "anticipate," "believe," "expect," "intend," "future" and similar expressions also identify forward-looking statements. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following risk factors and elsewhere in this report.

     We are a leading provider of hard disk drive storage products for desktop computer systems. Our DiamondMax* product family consists of 3.5-inch hard disk drives with storage capacities which range from 3.4 gigabytes to 20.4 gigabytes. These products have high speed interfaces for greater data throughput, a robust mechanical design for improved reliability, magneto-resistive head technology and a digital signal processor-based electronic architecture that, when combined, provide industry-leading benchmark performance. On March 8, 1999, we announced our newest hard disk drive product which is intended to support the high end desktop computer market, the DiamondMax Plus 5120. The DiamondMax Plus 5120 is our first hard disk drive using giant magneto-resistive head technology, our second hard drive featuring 7200 RPM spin speed, our ninth hard disk drive utilizing our digital signal processor-based electronic architecture and our eleventh hard disk drive based on our Formula 4 mechanical structure. Our customers are desktop computer manufacturers, including Compaq, Dell and IBM; distributors, including Bell Micro and Ingram; and retailers, including Best Buy, CompUSA and Staples.

COMPANY BACKGROUND

     We were founded in 1982 and completed an initial public offering of common stock in 1986. In the mid-1980's, we were a leading technology innovator in the hard disk drive industry. As is true today, the hard disk drive industry during the 1980's was intensely competitive and characterized by rapid technological change, rapid rates of product and technology obsolescence, changing customer requirements, dramatic shifts in market share and significant erosion of average selling prices. In an effort to mitigate the risks associated with these factors, we pursued all major product segments in the hard disk drive market, utilizing multiple product families and technology platforms. This costly strategy added significant complexity to the business which caused us to delay or miss a number of key product introductions and ultimately led to the deterioration of our overall financial condition. As a result of this deterioration, we sold 40% of our outstanding common stock to Hyundai Electronics Industries and its affiliates in 1994.

THE MAXTOR TURNAROUND

     In early 1996, Hyundai Electronics America acquired all of the remaining publicly-held shares of our common stock as well as all of our common stock then held by Hyundai Electronics Industries and its affiliates. Shortly thereafter, Hyundai Electronics America invested in renewed efforts to revitalize Maxtor. In July 1996, we hired Michael R. Cannon, our current Chief Executive Officer and President and a 20 year

---------------

     * Maxtor(R) and No Quibble(R) are registered trademarks of Maxtor. The Maxtor logo, DiamondMax(TM) and Formula 4(TM) are trademarks of Maxtor. All other brand names and trademarks appearing in this report are the property of their respective holders.

veteran of the hard disk drive industry, who had previously served in senior management positions in the systems storage division at IBM, SyQuest Technology and Control Data Corporation. With a view toward capturing business at leading desktop computer manufacturers, Mr. Cannon identified four key areas requiring improvement:

     Corporate Leadership. To provide strong leadership and the required focus on execution, we recruited seasoned, industry veterans for key senior management positions. In addition to Mr. Cannon, key management position additions included:

     - Paul J. Tufano, our Senior Vice President, Finance, and Chief Financial Officer, who previously had spent more than 17 years in a variety of management positions at IBM;

     - William F. Roach, our Senior Vice President, Worldwide Sales and Marketing, who previously had spent 20 years in a variety of sales and marketing management positions at Quantum and Intel; and

     - K.H. Teh, our Vice President, Worldwide Manufacturing, who previously had spent 20 years in a variety of manufacturing management positions at Iomega, Quantum and SyQuest.

     These new senior managers joined Dr. Victor B. Jipson, our Senior Vice President, Engineering, who has been at Maxtor since December 1995 and had previously spent 16 years at IBM in a variety of research, technical strategy, product strategy, research and development, and general management positions. In addition, we added personnel with significant industry experience to our engineering, manufacturing, procurement, human resources and sales and marketing departments.

     Cost Competitiveness. In the third quarter of 1996, we aggressively moved to reduce our cost structure. We stopped using a hard disk drive manufacturing facility owned and operated by Hyundai Electronics Industries in Korea and consolidated our volume hard disk drive manufacturing facilities in Singapore. We also closed our sub-assembly manufacturing facility in Thailand and sold our majority interest in International Manufacturing Services, our former printed circuit board division, to certain members of International Manufacturing Services management and institutional investors. These actions helped reduce our workforce by approximately 54% by October of 1996. We also removed layers of management and implemented strict discretionary expense controls. In addition, we improved the productivity of our research and development expenditures by simplifying our technology and product roadmap to focus on desktop computer hard disk drives using a single core technology platform.

     Timely Introduction of New Products. Our new management team took a number of steps designed to improve time-to-market introduction, time-to-volume production, quality, performance and manufacturability of our products, and the effectiveness and efficiency of our research and development expenditures. In particular, we:

     - simplified our product and technology roadmap by canceling our 5.25-inch and 2.5-inch programs;

     - focused our research and development efforts on a single core technology platform that includes magneto-resistive head technology and a digital signal processor-based electronic architecture, which we believe are capable of supporting rapid extension of our product and technology roadmap; and

     - restructured our product development process by creating an advanced technology group, which is responsible for assessing new technology viability, developing early prototypes and exploiting common design architectures, and by strengthening our existing product design teams, which are responsible for taking the building blocks provided by the advanced technology group and designing high performance, highly manufacturable, cost-effective products which meet customer specifications.

     Customer/Channel Mix. Recognizing that the vast majority of the growth in the desktop computer market was being captured by a limited number of leading personal computer manufacturers, our new management team simplified our sales channels and focused our sales and marketing resources on establishing Maxtor as a preferred supplier to leading desktop computer manufacturers and a limited number of leading distributors and retailers. To improve overall customer satisfaction and capture accounts with leading desktop computer manufacturers, we took a number of steps to improve product quality and created dedicated account support teams for our major desktop computer manufacturer clients, emphasizing senior management involvement in developing and maintaining customer relationships.

TURNAROUND RESULTS

     As a result of the changes described above, our performance has improved significantly during a period of severe fluctuations in the overall hard disk drive market.

     Timely Introduction of New Products. Our restructured manufacturing and product development processes, as well as a simplified product and technology roadmap, enabled us to complete one of the fastest transitions in the industry from hard disk drives utilizing thin-film head technology to 100% use of magneto-resistive head technology by the end of the fourth quarter of 1997. With our DiamondMax 2160, 2880 and 3400, we demonstrated significantly improved time-to-volume manufacturing in the fourth quarter of 1997, second quarter of 1998 and the third quarter of 1998 by producing 1.4, 1.3 and 2.8 million units of these products, respectively, during their first full quarters of production. In the first quarter of 1998, we established ourselves as a time-to-market entry leader with our 2.8 gigabytes per disk hard disk drive, the DiamondMax 2880. In the second quarter of 1998, we continued our trend of being a time-to-market leader with a 3.4 gigabytes per disk hard disk drive, the DiamondMax 3400, and the DiamondMax Plus 2500, our first 7200 RPM product. Our time-to-market leadership continued in the fourth quarter of 1998 with the introduction of our
4.3 gigabytes per disk hard disk drive, the DiamondMax 4320, and in the first quarter of 1999 with our DiamondMax Plus 5120, our second generation 7200 RPM drive. These improvements, in turn, enabled us to increase our units shipped per quarter from 1.3 million units during the first quarter of 1997 to 5.3 million units in the fourth quarter of 1998, and increased our share of the desktop hard disk drive market in terms of units shipped from 5.6% in the first quarter of 1997 to 16.7% in the fourth quarter of 1998, according to International Data Corporation.

     Customer/Channel Mix. Our new focus on leading desktop computer manufacturers led to significant improvements in our customer/channel mix. For example, our revenue from shipments to Compaq, Dell and IBM have increased from approximately 3.8% of total revenue in the second quarter of 1996 to 52.0% of our total revenue in the fourth quarter of 1998. We also became a leading supplier of desktop hard disk drives to Dell in less than 6 months and were a leading provider of desktop hard disk drives shipped to the domestic retail channel during 1997. Cumulatively, these changes have resulted in significantly improved financial results. We increased revenues by 69.1%, from $1,424.3 million to $2,408.5 million for 1997 and 1998, respectively, and improved gross margins from 5.0% to 12.5% for the same periods.

     Cost Competitiveness. Our cost competitiveness initiatives led to a significant reduction of operating expenses. Our selling, general and administrative expense as a percentage of revenue was among the lowest in the industry for the 1997 and 1998 fiscal years.

INDUSTRY BACKGROUND

     The Desktop Hard Disk Drive Market. According to International Data Corporation, the desktop computer segment is the largest segment of the worldwide personal computer market, accounting for approximately 80% of global personal computer shipments in 1997. As a result, desktop computers were the leading source of demand for hard disk drives, accounting for more than 75% of all hard disk drive units shipped worldwide in 1997, according to International Data Corporation. The demand for desktop computers and, therefore, desktop computer hard disk drives, continues to grow in part due to:

     - continued improvements in desktop computing price to performance ratios, including the emergence of the sub-$1,000 desktop computer;

     - the rapid accumulation of data resulting from the digitization of information previously stored in paper form;

     - larger file sizes created by multimedia-intensive applications;

     - the exchange of increasing volumes of data among users across the Internet and intranets with the proliferation of collaborative computing; and

     - increased demand for desktop computer upgrades as a result of Year 2000 compliance efforts.

     Future demand growth for hard disk drives also may be driven by new and emerging hard disk drive markets. In November 1998, International Data Corporation forecasted that the worldwide desktop computer segment of the hard disk drive market would grow from approximately 107 million units in 1998 to 192 million units in 2002, reflecting a compound annual growth rate of approximately 15.6%.

     Hard Disk Drive Technology. The basic operation of a hard disk drive has not changed materially since its introduction in the 1950's. To improve the performance of hard disk drives, hard disk drive manufacturers have concentrated their efforts on optimizing the performance of the various components of the hard disk drive.

     The main components of the hard disk drive are the head disk assembly and the printed circuit board. The head disk assembly includes the head, media (disks), head positioning mechanism (actuator) and spin motor. These components are contained in a hard base plate protective package in a contamination-free environment. The printed circuit board includes custom integrated circuits, an interface connector to the host computer and a power connector.

     The head disk assembly is comprised of one or more disks positioned around a spindle hub that rotates the disks by a spin motor. Disks are made of a smooth substrate to which a thin coating of magnetic materials is applied. Each disk has a head suspended directly above it, which can read data from or write data to the spinning disk. The sensor element of the head, also known as the slider, is getting progressively smaller, resulting in reduced material costs.

     The integrated circuits on the printed circuit board typically include a drive interface and a controller. The drive interface receives instructions from the computer, while the controller directs the flow of data to or from the disks, and controls the heads. The location of data on each disk is logically maintained in tracks, divided into sectors. The computer sends instructions to read data from or write data to the disks based on track and sector locations. Industry standard interfaces are utilized to allow the disk drive to communicate with the computer.

     A key performance metric in the hard disk drive industry is "areal density," which is the measure of stored bits per square inch on the recording surface of a disk. An increase in areal density allows a hard disk drive provider to decrease the price per megabyte stored by increasing overall storage capacity per disk, thus reducing product costs through reduced component requirements. During 1996 and 1997, certain hard disk drive providers began transitioning to magneto-resistive heads. Prior to this transition, most hard disk drives utilized thin-film inductive recording heads. Magneto-resistive heads have discrete read and write structures which provide more signal than the older thin-film inductive heads. This results in significantly higher areal densities, which increases storage capacity per disk and improves manufacturing margin and product reliability. Hard disk drive providers are evaluating or implementing a number of technological innovations designed to further increase hard disk drive performance and reduce product costs, including attempting to simplify the electronic architecture by combining the traditional servo-control functions of the digital signal processor-based electronic architecture and the error recovery and interface management functions of traditional hard disk drive microprocessors on a single integrated circuit. Moreover, to consistently achieve timely introduction and rapid volume production of new products, some hard disk drive providers are striving to simplify their product design processes by focusing on creating extendible core technology platforms which utilize common firmware and mechanical designs and re-use of manufacturing tooling and application specific integrated circuits across various product generations and product lines.

     Hard Disk Drive Market Challenges. Personal computer manufacturers compete in a consolidating market. The top ten personal computer manufacturers accounted for greater than 50% of all personal computer units shipped during 1997 and 1998. These personal computer manufacturers use the quality, storage capacity and performance characteristics of hard disk drives to select their hard disk drive providers. Personal computer manufacturers typically seek to qualify three or four providers for a given hard disk drive product generation. To qualify consistently with personal computer manufacturers and thus succeed in the desktop hard disk drive industry, a hard disk drive provider must consistently execute on its product development and manufacturing processes in order to be among the first-to-market introduction and first-to-volume production at leading storage capacity per disk with competitive prices. Failure to reach the market on time or to deliver timely volume production usually results in significantly decreased gross margins due to rapidly declining average selling prices and dramatic losses in market share. Successful achievement on the performance parameters, however, is only part of the competitive equation. As personal computer manufacturers seek to develop successful business models, they also are requiring their hard disk drive vendors to maintain high levels of quality to enable low cost of ownership and adapt their inventory management models to be compatible with the emerging build-to-order business model in the personal computer industry.

OUR SOLUTION

     We have established ourselves as a leading provider of high quality, high performance hard disk drives to major desktop computer manufacturers, distributors and retailers. Our management team has extensive hard disk drive industry experience across all functional areas. As a result, we have been able to define and implement the key business processes necessary to fulfill the needs of our customers. These processes focus on the efficient, timely and cost-effective integration of leading-edge technology to create highly manufacturable hard disk drives. Moreover, our senior management team rigorously monitors these processes in an effort to ensure consistent execution and prompt response to customer demands. We intend to strengthen our leadership position in the desktop hard disk drive industry by consistently executing these fundamental business processes.

OUR STRATEGY

     We seek to be the dominant provider of hard disk drives to leading desktop computer manufacturers, distributors and retailers. Our strategy to achieve this goal includes the following elements:

     Effectively Integrate New Technology. In 1996, we overhauled our research and development process by augmenting our traditional product development teams with a new advanced technology group. The advanced technology group's purpose is to monitor and evaluate advancements in hard disk drive technology for possible integration into our future products. This group also works closely with our product development teams and strategic component vendors to:

     - obtain early access to the latest hard disk drive component technology;

     - allow for flexibility in choosing state-of-the-art components; and

     - ensure viability of new product technologies and components prior to product design.

     Through this process, we intend to continue to integrate new technologies into our existing core technology platform and to strengthen our ability to introduce high quality, highly manufacturable, high performance hard disk drive products with industry leading time-to-volume production on a consistent basis. As a result of this process, we were able to complete one of the fastest transitions to 100% magneto-resistive head hard disk drives in the industry by the end of 1997.

     Leverage Design Excellence. Our product development methodology reduces risks associated with design changes by focusing on common firmware and mechanical designs, and re-use of manufacturing tooling and application specific integrated circuits. Through this process, we have created a technology platform which is used as the common core of each of our current hard disk drive products and which we believe is extendible into products for new and emerging hard disk drive market opportunities. To reduce the overall cost of ownership of our hard disk drive products, we use a robust mechanical architecture designed to reduce defects that result from customer mishandling during installation. We also work closely with leading component suppliers in an effort to ensure that adequate tolerances are designed into our products to achieve high manufacturing yields and product quality. By utilizing this product development methodology, we have successfully introduced and achieved timely volume production of seven generations of magneto-resistive head hard disk drives in less than two years.

     Capitalize on Flexible Manufacturing. Our Singapore manufacturing facility utilizes a flexible cell-based process that enables us to:

     - dedicate manufacturing cells to particular customers, thereby allowing us to identify, isolate and remedy manufacturing defects quickly, resulting in improved product quality, faster time-to-volume production and improved overall customer satisfaction;

     - simultaneously manufacture multiple product configurations;

     - quickly reconfigure the facility to respond to customer change requests and changes in product and customer mix;

     - effectively adapt our inventory management model to the emerging build-to-order business model employed by certain of our desktop computer manufacturer customers; and

     - add incremental capacity as needed at a relatively low cost.

     This flexible cell-based process, when coupled with our product design methodology, has enabled us to significantly improve time-to-volume production. For example, we manufactured 2.8 million units of our DiamondMax 3400 in the third quarter of 1998, the first full quarter of production.

     Increase Market Share With Leading Desktop Computer Manufacturers. We intend to continue to achieve leading time-to-volume production of high quality, high performance hard disk drives to capture additional market share with leading personal computer manufacturers. Our quarterly market share of the desktop hard disk drive market in terms of units shipped increased from 5.6% in the first quarter of 1997 to 16.7% in the fourth quarter of 1998, according to International Data Corporation. Shipments to Compaq, Dell and IBM accounted for 3.8% of our total revenue in the quarter ended June 29, 1996 and increased to 52.0% in the quarter ended December 26, 1998.

     Maintain Customer Satisfaction. We believe we distinguish ourselves from our competitors by focusing on ease of doing business and overall customer satisfaction. For example, our "No Quibble" service program has been well received by our customers. We also have begun to place significant attention on total supply chain management to align our business model with the evolving build-to-order manufacturing business model of certain desktop computer manufacturers. We use our flexible, cell-based manufacturing process coupled with a just-in-time inventory model to rapidly respond to the changing needs of our key desktop computer manufacturer customers. To further automate and improve the efficiency of our total supply chain management, we are in the process of installing new enterprise resource planning and related software.

     Broaden Product Portfolio. To capture higher margin opportunities and meet the needs of our desktop computer manufacturer customers, we intend to leverage our existing technology platform and product development methodology to develop hard disk drive products for the enterprise data storage market and the high performance desktop and the low cost desktop computer market segments. To this end, on March 8, 1999, we introduced the DiamondMax Plus 5120, our second 7200 RPM hard disk drive, which is designed for the high performance desktop computer market. We also intend to explore opportunities in a number of other emerging hard disk drive markets.

PRODUCT DEVELOPMENT/TECHNOLOGY

     One of the most important changes undertaken as part of our turnaround was the restructuring of our product development process to separate the enabling technology development phase from the product design phase. In early 1996, we suffered from poor product quality and performance and products that were late to market. This contrasts sharply with today as we now enjoy strong customer relationships based on excellent product quality, time-to-volume production leadership and industry-leading performance.

     Enabling Technology Development Phase. The advanced technology group is responsible for the enabling technology development phase, including:

     - working closely with our product design teams and strategic component suppliers to create a variety of state-of-the-art technologies to be used in our future products;

     - developing early prototypes to ascertain the stability and manufacturability of our planned products; and

     - analyzing the latest head, disk, channel, motor and application specific integrated circuit technologies and designs to broaden and strengthen our technology platform.

     This group also focuses on leveraging our current proven technology platform by re-using as much electronic and mechanical technology as possible in each successive product generation. In an effort to deliver the highest product quality possible, the advanced technology group begins its review of emerging technologies as early as possible, normally 18 months before such technologies might be included in our products. For example, our advanced technology group has been evaluating giant magneto-resistive technology and pico sliders from a variety of head suppliers for inclusion in our future products. Giant magneto-resistive technology is designed to increase drive capacity and reliability by significantly improving amplitude sensitivity and providing the basis for significant future increases in areal density and improved manufacturing margin. Pico sliders are smaller than nano sliders and are designed to provide improved performance at lower costs.

     Product Design Phase. The creation of the advanced technology group as part of our turnaround freed our existing product design group from the responsibility of assessing the viability of new and emerging technologies and allowed it to concentrate on improving product performance, robustness, manufacturability, quality and materials costs. The product design group also is responsible, in part, for executing our new product introduction process. This process is a highly disciplined review procedure designed to ensure that new product designs meet clearly specified criteria in terms of yield, scrap, quality, productivity and production ramp rates prior to release into volume production.

PRODUCTS

     We currently provide hard disk drives exclusively for the desktop computer market. Our DiamondMax product family consists of 3.5-inch hard disk drives with storage capacities ranging from 3.4 gigabytes to 20.4 gigabytes. Our products have a number of features including high speed interfaces for greater data throughput, a robust mechanical design for improved reliability, magneto-resistive and giant magneto-resistive head technology and a digital signal processor-based electronic architecture that, when combined, provides industry-leading performance. On March 8, 1999, we announced our newest hard disk drive product, the DiamondMax Plus 5120. The DiamondMax Plus 5120 is our first giant magneto-resistive head hard disk drive, our ninth disk drive utilizing our digital signal processor-based electronic architecture and our eleventh hard disk drive based on our Formula 4 mechanical structure.

     The table below sets forth key performance metrics for our eight generations of magneto-resistive and giant magneto-resistive products introduced since December of 1996.

                        DIAMONDMAX     DIAMONDMAX     DIAMONDMAX     DIAMONDMAX    DIAMONDMAX    DIAMONDMAX    DIAMONDMAX
                           1280*         1750*          2160*          2880*          3400       PLUS 2500        4320
                       -------------   ----------   --------------   ----------   ------------   ----------   ------------
Maximum Capacity
 (GB)................      5.12           7.00           8.40          11.52         13.6          10.0           17.2
Capacity per Disk
 (GB)................      1.28           1.75           2.16          2.88          3.40          2.50           4.32
Rotational Speed
 (RPM)...............      5400           5400           5400          5400          5400          7200           5400
First Shipment
 Date................  December 1996   June 1997    September 1997   March 1998    June 1998     June 1998    October 1998

                       DIAMONDMAX
                       PLUS 5120
                       ----------
Maximum Capacity
 (GB)................     20.4
Capacity per Disk
 (GB)................     5.1
Rotational Speed
 (RPM)...............     7200
First Shipment
 Date................  March 1999

---------------
* No longer in volume production.

     Our DiamondMax product family has won a number of recent editorial and industry awards including:

WINDOWS Magazine        Winlist for DiamondMax Plus 2500 -- December 1998
Computer Reseller News  CRN Test Center Recommended for DiamondMax 4320 -- November
                        1998
Staples                 1997 Products Category Development Award -- September 1998
Storage Review          Editor's Choice Award for DiamondMax Plus 2500 and
                        DiamondMax 2880 -- Summer 1998
WINDOWS Magazine        Winlist for DiamondMax 2880 -- July 1998
PC WORLD Magazine       World Class Awards -- Best Hard Drive DiamondMax
                        2160 -- June 1998
WINDOWS Magazine        Win 100 for DiamondMax 2160 -- June 1998
WINDOWS Magazine        Win 100 for DiamondMax 1750 -- June 1998
VARBusiness             1998 Product Report Award for DiamondMax Family -- May 1998
Computer Reseller News  CRN Test Center Recommended for DiamondMax 2880 -- April
                        1998
WINDOWS Magazine        Winlist for DiamondMax 2160 -- February 1998
BYTE Magazine           Best Overall: Server Class Drive -- DiamondMax
                        2160 -- February 1998
BYTE Magazine           Best Overall: Desktop Drive -- DiamondMax 1280 -- February
                        1998
CompUSA                 1997 Accessories Vendor of the Year
WINDOWS Magazine        Win 100 for DiamondMax 1280 -- July 1997
Home PC                 Reviewer's Choice DiamondMax 1280 -- May 1997
WINDOWS Magazine        Recommended List DiamondMax 1280 -- April 1997

MANUFACTURING/QUALITY

     To be competitive, we must manufacture high quality, highly manufacturable, high performance hard disk drives with industry leading time-to-volume production at competitive costs. Our hard disk drive manufacturing operations consist primarily of the final assembly of high-level subassemblies built to our specifications and testing of completed products.

     Manufacturing. Pilot production of our products, as well as cost reduction, quality and product improvement engineering on current products, are conducted at our Longmont, Colorado facility. We manufacture our hard disk drives in volume at a single facility in Singapore which uses a flexible, cell-based process. The Singapore facility consists of modular production units ("MPUs"), each of which contains a number of modular work cells ("MWCs"). Each MWC essentially is a mini-serial production line consisting of all of the tooling and test equipment necessary to build and test a hard disk drive. Each MPU is responsible for managing the supply of the components and other parts required by its MWCs. We coupled our cell-based manufacturing approach with a sophisticated factory information system that collects data from each MWC on various productivity and quality metrics.

     We have been investing significant amounts of capital to increase the capacity and enhance the productivity of our Singapore manufacturing facility. We believe that we will be able to add capacity at our current facility or another facility to provide sufficient capacity through at least the end of 1999.

     We may need additional manufacturing capacity beyond the capabilities of our current facility as early as the beginning of the year 2000. To address our future manufacturing needs, on February 1, 1999, we purchased an option to (1) purchase two buildings in Singapore totaling approximately 39,455 square meters and (2) enter into a long-term lease of the underlying land from Singapore's Housing Development Board. The property is located near our current volume manufacturing facilities in Singapore. Pursuant to a sublease accompanying the option, we have taken possession of this facility and have begun to prepare the facility for volume manufacturing.

     If we do not exercise the option to purchase and lease the new Singapore facilities, we will investigate alternative additional manufacturing facilities in Singapore. If we are unable to locate additional manufacturing facilities within Singapore on a timely basis and acceptable terms, we intend to seek additional manufacturing facilities elsewhere, including, in particular, a manufacturing facility partially constructed by Hyundai Electronics Industries in Dalian, China, if such facility is available when we need additional manufacturing facilities. Significant additional capital expenditures may be required to obtain and equip any such facilities.

     Quality. Consistent with our goal to establish Maxtor as a leader in product quality and overall customer satisfaction, we have implemented a corporate-wide quality program which focuses on the following:

     - robustness of design and improved design tolerances;

     - quality of incoming parts and factory process control; and

     - customer feedback, failure analysis and timely response.

     In addition, our quality, materials, enabling technology and product development groups work closely with leading component vendors in an effort to ensure sufficient tolerances are designed into our hard disk drives to achieve high manufacturing yields and product quality. Our Singapore facility also is ISO 9002 certified. Finally, our executives meet regularly with customers to exchange product quality information to facilitate rapid analysis of customer failures and timely implementation of corrective actions.

MATERIALS AND SUPPLIES

     We have developed and continue to develop strategic relationships with leading suppliers of many of the key components for our hard disk drive products. These relationships enable us to actively manage our supply chain to improve flexibility in choosing state-of-the-art components and to reduce component, inventory and overall product costs. In addition, our strategic suppliers work closely with our advanced technology group, enabling us to gain early access to leading-edge hard disk drive technology and to improve the overall efficiency of our product design process.

     We rely on a limited number of leading suppliers for the parts used in the manufacturing of our products, including magneto-resistive heads and head stack assemblies, media, custom integrated circuits, read channel integrated circuits, printed circuit boards and motor/baseplate assemblies. In general, we seek to have at least two or three suppliers for each of our component requirements. Custom application specific integrated circuits, including our digital signal processor controller chips, and channels, however, currently are sole-sourced from Texas Instruments and Lucent, respectively. Because of their custom nature, these products require significant design-in periods and long lead times. We outsource a majority of our printed circuit board assembly to International Manufacturing Services which was an affiliate of Maxtor until its merger with Celestica Inc. on December 30, 1998.

CUSTOMERS AND SALES CHANNELS

     From 1986 to 1997, chronic performance and quality issues, as well as being late to the market, had impacted adversely our ability to win business with leading desktop computer manufacturers. As a result, we were heavily dependent on sales to a large number of regional distributors which limited our ability to forecast periodic shipments and shifted our product mix toward lower performance, lower margin products. Recognizing that the majority of the growth in shipments in the desktop computer market was being captured by a limited number of desktop computer manufacturers, we simplified our sales channels and focused our sales and marketing efforts on becoming a significant provider of hard disk drives to leading desktop computer manufacturers, including Compaq, Dell, Gateway 2000, Inc., Hewlett-Packard and IBM, and a limited number of leading distributors and retailers. By emphasizing overall customer satisfaction, product quality and performance and time-to-volume production, we believe that we have established a strong customer base.

     Manufacturers. Shipments to Compaq, Dell and IBM, our three primary desktop computer manufacturer customers, accounted for 3.8% of our total revenue in the quarter ended June 29, 1996 and increased to

52.0% in the quarter ended December 26, 1998. We also qualified with Hewlett-Packard in the fourth quarter of 1998 and began limited shipments to Hewlett-Packard in January 1999. We believe that our success depends on our ability to maintain and further develop strong desktop computer manufacturer customer relationships and to provide products that fit the needs of the desktop computer manufacturer channel.

     Distributors. We use a select group of distributors to sell our products cost-effectively to the large number of geographically dispersed customers which tend to hold very small market shares of the overall desktop computer market, including value-added resellers, dealers, system integrators and small desktop computer manufacturers. Distributors accounted for 39.9% of revenue for the nine months ended December 28, 1996; 26.4% of revenue for the year ended December 27, 1997; and 15.4% of revenue for the year ended December 26, 1998. Distributors generally enter into non-exclusive agreements with us for purchase and redistribution of product on a quick turnover basis. Purchase orders are placed and revised on a weekly basis. We grant certain of our distributors price protection and limited rights to return product on a rotation basis. Our major distributors include Bell Micro and Ingram.

     Retailers. To increase awareness of the Maxtor brand name and benefit from the typically higher gross margins of the retail sales channel, we sell our retail-packaged products directly to major retailers such as computer superstores, warehouse clubs and computer electronics stores and authorized sales through distributors to smaller retailers. Retailers accounted for 7.7% of revenue for the nine-month period ended December 28, 1996; 9.2% of revenue for the year ended December 27, 1997; and 8.1% of revenue for the year ended December 26, 1998. Our current retail customer base is in the United States and Canada; however, we have begun efforts to establish a retail channel presence in the emerging retail markets in Europe and Asia. We believe the retail channel complements other sales channels. Retailers supply the aftermarket "upgrade" sector in which end-users purchase and install products to upgrade their computers. We grant certain of our retailers price protection and limited rights to return product on a rotation basis.

SALES AND MARKETING

     We market and sell our products to leading desktop computer manufacturers, distributors and retailers. Representative offices are located throughout the U.S. and in Australia, France, Germany, Great Britain, Hong Kong, Japan, Korea, Singapore and Taiwan. Maxtor has formed multi-disciplined, dedicated account and channel teams focused on each of its current and target strategic desktop computer manufacturer, distributor and retail accounts. These teams generally are comprised of representatives from our sales, marketing, engineering and quality organizations. Our senior management also takes an active role in our sales efforts. Dedicated field sales and technical support personnel are located in close proximity to the manufacturing facilities of each of our desktop computer manufacturer customers.

     Our marketing and public relations functions are performed both internally and through outside firms. Public relations, direct marketing, worldwide packaging and marketing materials are targeted to various end-user segments. We utilize both consumer media and trade publications. We have programs under which qualifying resellers are reimbursed for certain advertising expenditures. We also have invested in direct marketing and customer satisfaction programs. We maintain ongoing contact with end-users through primary and secondary market research, focus groups, product registrations and technical support databases.

BACKLOG

     We generally sell standard products according to standard agreements or purchase order terms. Delivery dates are specified by purchase orders. Such orders may be subject to change, cancellation or rescheduling by the customer without significant penalties. The quantity actually purchased and shipment schedules are frequently revised to reflect changes in the customer's needs. In addition, orders for our products are filled for several large customers from just-in-time inventory warehouses, whereby orders are not placed ahead of time on our order entry backlog system. Instead, we receive a periodic forecast of requirements from the customer. Upon shipment from the just-in-time warehouse, the customer is invoiced. In light of these factors, backlog reporting as of any particular date may not be indicative of our actual revenue for any succeeding period and, therefore, is not necessarily an accurate predictor of our future revenue.

COMPETITION

     We compete primarily with manufacturers of 3.5-inch hard disk drives, including Fujitsu, Quantum, Samsung, Seagate and Western Digital, some of which have a larger share of the desktop hard disk drive market than us. Other companies, such as IBM, will be significant competitors in one or more of the markets into which we plan to expand our product portfolio, and could be significant competitors of us in our current market should they choose to commit substantial resources to providing desktop hard disk drives.

     We believe that important competitive factors in the hard disk drive market are quality, storage capacity, performance, price, time-to-market introduction, time-to-volume production, desktop computer manufacturer product qualifications, breadth of product lines, reliability and technical service and support. We believe we compete favorably with respect to these factors. See "Certain Factors Affecting Future Performance -- The Hard Disk Drive Market is Highly Competitive."

INTELLECTUAL PROPERTY

     We have been granted approximately 215 U.S. and foreign patents related to disk drive products and technologies, and have additional patent applications pending in the United States and certain foreign countries. We have patent protection on certain aspects of our technology and also rely on trade secret, copyright and trademark laws, as well as contractual provisions to protect our proprietary rights. There can be no assurance that our protective measures will be adequate to protect our proprietary rights; that others, including competitors with substantially greater resources, have not developed or will not independently develop or otherwise acquire equivalent or superior technology; or that we will not be required to obtain licenses requiring us to pay royalties to the extent that our products may use the intellectual property of others, including, without limitation, our products that may also be subject to patents owned or licensed by others. There can be no assurance that any patents will be issued pursuant to our current or future patent applications, or that patents issued pursuant to such applications or any patents we own or have license to use will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights. Litigation may be necessary to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of our proprietary rights or those of others. We could incur substantial costs in seeking enforcement of its issued or licensed patents against infringement or the unauthorized use of our trade secrets and proprietary know-how by others or in defending ourself against claims of infringement by others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the laws of certain countries in which our products are manufactured and sold, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States, and there can be no assurance that such laws will be enforced in an effective manner. Any failure by us to enforce and protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations. See "Certain Factors Affecting Future Performance -- Protection of Our Intellectual Property is Limited; We Face Risk of Third Party Claims of Infringement," "-- We are Dependent on Our International Operations; We Face Risks From Our International Sales."

EMPLOYEES

     As part of our turnaround, we reduced our personnel from 9,330 in March 1996 to 4,330 in October 1996. Since October 1996, we have added significant personnel to our research and development, sales and marketing and production staffs. As of December 26, 1998, we had 6,251 employees worldwide, including 741 in engineering, research and development; 238 in marketing, sales and customer support; 5,101 in manufacturing; and 171 in general management and administration. As of December 26, 1998, we had 4,801 employees at our manufacturing facilities in Singapore and 74 employees at our foreign sales offices. None of our U.S. employees currently are represented by a labor organization; however, in May 1997, our Singapore subsidiary recognized a labor union, the United Workers of Electronic and Electrical Industries. On November 27, 1998, our Singapore subsidiary signed a three year collective bargaining agreement with the United Workers of Electronic and Electrical Industries. We believe that our employee relations are positive. See "Certain Factors

Affecting Future Performance -- We Depend on Michael R. Cannon and Our Other Key Personnel; We Could Be Sued Over Our Hiring Practices."

ITEM 2. PROPERTIES

     Our sales and administrative offices and advanced technology operations are located at a 180,087 square foot facility in Milpitas, California.

     We also maintain 373,457 square feet of engineering and pilot production facilities as well as administrative, marketing and materials facilities in Longmont, Colorado. All of our domestic facilities are leased. Our leases for our Longmont, Colorado facility begin to expire on December 31, 1999. We are exploring opportunities for renewing our existing leases or entering into new leases for space in the Longmont area. There can be no assurance that we will be able to obtain additional space that can accommodate our needs or that, if obtained, such additional space will be available to us on terms at least as favorable as the terms governing our current leases.

     Our volume manufacturing facilities are located in Singapore. We own a 384,000 square-foot building in Singapore, situated on land leased through the year 2016 (subject to an option to renew for an additional 30 years). To address our future manufacturing needs, on February 1, 1999, we purchased an option to
(1) purchase two buildings in Singapore totaling approximately 350,000 square feet and (2) enter into a long-term lease of the underlying land from Singapore's Housing Development Board. The property is located near our current volume manufacturing facilities in Singapore. Pursuant to a sublease accompanying the option, we have taken possession of this facility and have begun to prepare the facility for volume manufacturing.

ITEM 3. LEGAL PROCEEDINGS

     We currently are involved in a lawsuit with StorMedia Incorporated ("StorMedia"), which arises out of an agreement among us, StorMedia and Hyundai Electronics Industries Co. Ltd. that became effective on November 17, 1995. In that agreement, StorMedia agreed to supply disk media to us. StorMedia's disk media did not meet our specifications and functional requirements as required by the agreement and we ultimately terminated the agreement.

     After certain of StorMedia's stockholders filed a lawsuit against it in September 1996 which alleged, in part, that StorMedia failed to perform under the agreement with Maxtor and Hyundai Electronics America, StorMedia sued Hyundai Electronics Industries, Mong Hun Chung (Hyundai Electronics Industries' Chairman), Dr. Chong Sup Park (Hyundai Electronics America's President and our then President who signed the agreement on our behalf) and K.S. Yoo (the individual who signed the agreement on behalf of Hyundai Electronics Industries) (collectively the "Original Defendants") in federal court (the "Federal Suit"). In the Federal Suit, StorMedia alleged that at the time Hyundai Electronics Industries entered into the agreement, it knew that it would not and could not purchase the volume of products that it committed to purchase, and that failure to do so caused damages to StorMedia in excess of $206 million.

     In December 1996, we filed a complaint against StorMedia and William Almon (StorMedia's Chairman and Chief Executive Officer) in a Colorado state court seeking approximately $100 million in damages and alleging, among other claims, breach of contract, breach of implied warranty of fitness and fraud under the StorMedia Agreement (the "Colorado Suit"). This proceeding was stayed pending resolution of the Federal Suit. The Federal Suit was permanently dismissed early in February 1998. On February 24, 1998, StorMedia filed a new complaint in a California state court for $206 million, alleging fraud and deceit against the Original Defendants and negligent misrepresentation against Hyundai Electronics Industries and us (the "California Suit"). On May 18, 1998, the stay on the Colorado Suit was lifted by the Colorado state court. Our motion to dismiss, or in the alternative, stay the California Suit, is pending. On September 9, 1998, the California Suit was stayed pending resolution of the Colorado Suit. On October 11, 1998, StorMedia filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Act. This bankruptcy filing caused an automatic stay of proceedings against StorMedia, including the Colorado Suit. StorMedia has not prosecuted its claims against us since it filed for bankruptcy protection.

     We believe we have valid defenses against the claims alleged by StorMedia and intend to defend ourselves vigorously. However, due to the nature of litigation and because the pending lawsuits are in the very early pre-trial stages, we cannot determine the possible loss, if any, that ultimately may be incurred either in the context of a trial or as a result of a negotiated settlement. The litigation could result in significant diversion of time by our technical personnel, as well as substantial expenditures for future legal fees. After considering the nature of the claims and facts relating to the litigation, including the results of preliminary discovery, our management believes that the resolution of this litigation will not have a material adverse effect on our business, financial condition or results of operations. However, the results of these proceedings, including any potential settlement, are uncertain. Any resolution against us could have a material adverse effect on our business, financial condition and results of operations.

     Similar to certain other providers of hard disk drives, we have received correspondence from Papst-Motoren GmbH and Papst Licensing (collectively "Papst") claiming infringement of a number of hard disk drive motor patents. In particular, on February 3, 1999, we received correspondence from Papst notifying us that they have moved to add us as a defendant to a lawsuit pending in the United States District Court for the Northern District of California. This lawsuit relates to the alleged infringement of 15 of the hard disk drive motor patents described above. The patents in question relate to motors that we purchase from motor vendors and the use of such motors in hard disk drives. While we believe that we have valid defenses if a lawsuit is filed or if we are added successfully to any existing lawsuit, the results of any litigation are inherently uncertain and there is no assurance that Papst will not assert other infringement claims relating to current patents, pending patent applications and future patents or patent applications. Additionally, there is no assurance that Papst will not initiate a lawsuit against us or successfully add us to an existing lawsuit, or that we will be able to successfully defend ourselves against such a lawsuit. A favorable outcome for Papst in such a lawsuit could result in the issuance of an injunction against us or our products and/or the payment of monetary damages equal to a reasonable royalty or recovered lost profits or, in the case of a finding of a willful infringement, treble damages and could have a material adverse effect on our business, financial condition and results of operations.

     We have been notified of other claims, including claims of patent infringement. While the final outcome of these claims cannot be determined at this time, we believe that resolution of these claims will not have a material adverse effect on our business, financial condition or results of operations. We have not reserved any amounts in our financial statements for any legal claims or actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                        PRICE RANGE OF OUR COMMON STOCK

     Our common stock has been trading publicly on the Nasdaq National Market under the symbol "MXTR" since July 31, 1998. The table below sets forth the range of quarterly high and low closing sales prices for our common stock on the Nasdaq National Market. Our fiscal year end is the last Saturday of December, conforming to a 52/53-week year methodology.

                                                               HIGH     LOW
                                                              ------   -----
Fiscal 1999 First Quarter (through March 22, 1999)..........  $19.56   $7.78
Fiscal 1998 Fourth Quarter..................................   15.63    7.63
Fiscal 1998 Third Quarter (from July 31, 1998)..............   11.63    6.81

     As of March 22, 1999, there were approximately 95 stockholders of record of our common stock including The Depository Trust Company which holds shares of Maxtor common stock on behalf of an indeterminate number of beneficial owners.

                                DIVIDEND POLICY

     We have never paid cash dividends on our stock and do not anticipate paying cash dividends in the near future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The table below sets forth our selected consolidated financial data for, and as of the end of, each of the fiscal periods indicated. The selected consolidated financial data for the fiscal years ended March 25, 1995 and March 30, 1996 have been derived from our consolidated financial statements not included elsewhere herein. The selected consolidated financial data for the nine-month period ended December 28, 1996 and the fiscal years ended December 27, 1997 and December 26, 1998 have been derived from our consolidated financial statements included elsewhere in this Form 10-K.

                                                 FISCAL YEAR   FISCAL YEAR   NINE MONTHS    FISCAL YEAR    FISCAL YEAR
                                                    ENDED         ENDED         ENDED          ENDED          ENDED
                                                  MARCH 25,     MARCH 30,    DECEMBER 28,   DECEMBER 27,   DECEMBER 26,
                                                    1995          1996         1996(1)          1997           1998
                                                 -----------   -----------   ------------   ------------   ------------
                                                           (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue........................................    $ 906.8      $1,269.0       $ 798.9        $1,424.3       $2,408.5
Cost of revenue................................      850.7       1,196.3         888.9         1,352.9        2,108.1
                                                   -------      --------       -------        --------       --------
      Gross profit (loss)......................       56.1          72.7         (90.0)           71.4          300.4
                                                   -------      --------       -------        --------       --------
Operating expenses:
  Research and development.....................       60.7          94.7          87.8           106.2          152.4
  Selling, general and administrative..........       81.6          82.8          60.7            62.6           75.8
  Stock compensation expense...................         --            --            --              --           12.1(2)
  Other........................................      (10.2)          4.5            --              --             --
                                                   -------      --------       -------        --------       --------
      Total operating expenses.................      132.1         182.0         148.5           168.8          240.3(2)
                                                   -------      --------       -------        --------       --------
Income (loss) from operations..................      (76.0)       (109.3)       (238.5)          (97.4)          60.1(2)
Interest expense...............................       (8.4)        (11.8)        (18.0)          (36.5)         (28.8)
Interest and other income......................        4.2           1.1           1.0            25.0(3)         7.4
                                                   -------      --------       -------        --------       --------
Income (loss) before income taxes..............      (80.2)       (120.0)       (255.5)         (108.9)          38.7(2)
Provision for income taxes.....................        2.0           2.8           0.8             1.0            7.5
                                                   -------      --------       -------        --------       --------
Net income (loss)..............................    $ (82.2)     $ (122.8)      $(256.3)       $ (109.9)(3)   $   31.2(2)
                                                   =======      ========       =======        ========       ========
Net income (loss) per share -- diluted(4)......    $ (3.25)     $  (5.94)      $    --        $     --       $   0.47
                                                   =======      ========       =======        ========       ========
Shares used in per share calculation (in
  thousands)...................................     25,292        20,677            --              --         65,814
                                                   =======      ========       =======        ========       ========
Pro forma net loss per share -- diluted........    $    --      $     --       $(17.62)       $  (3.62)      $   0.47
                                                   =======      ========       =======        ========       ========
Shares used in pro forma share calculation (in
  thousands)...................................         --            --        14,552          30,350         65,814
                                                   =======      ========       =======        ========       ========
BALANCE SHEET DATA:
Total assets...................................    $ 381.8      $  442.5       $ 314.5        $  555.5       $  863.4
Total current liabilities......................      236.0         413.1         412.9           552.2          548.9
Long-term debt.................................      102.0         100.2         229.1           224.3          145.0
Total stockholders' equity (deficit)...........       43.9         (71.1)       (327.5)         (221.0)         169.4

-------------------------
(1) We changed our fiscal year during the period ended December 28, 1996 to conform our fiscal year to that of Hyundai Electronics America.

(2) Total operating expenses, income from operations, income before income taxes and net income for the year ended December 26, 1998 reflect a $12.1 million compensation charge related to certain variable accounting features of our option plan. Without such charge, we would have had total operating expenses of $228.2 million, income from operations of $72.2 million, income before income taxes of $50.8 million and net income of $43.3 million. Our 1996 Stock Option Plan was amended and restated to remove the variable features and provide for fixed award options. See Note 9 of notes to consolidated financial statements.

(3) Includes recovery of a $20.0 million fully-reserved note from International Manufacturing Services.

(4) Net loss per share information for the fiscal periods ended December 28, 1996 and December 27, 1997 have not been presented since such information is not meaningful due to the limited number of shares of common stock outstanding at that time.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH ITEM 1:
BUSINESS, ITEM 6: SELECTED FINANCIAL INFORMATION AND ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

OVERVIEW

     We are a leading provider of hard disk drives for desktop computers. Our DiamondMax product family consists of 3.5 inch hard disk drives with storage capacities which range from 3.4 gigabytes to 20.4 gigabytes and provides industry-leading performance.

     In the third quarter of 1998, we completed a public offering of approximately 49.7 million shares of our common stock. Our net proceeds from the offering were approximately $328.8 million. On February 9, 1999, we completed a secondary public offering of 7.8 million shares of our common stock and at the same time, Hyundai Electronics America sold 3.2 million shares as a selling stockholder. Our net proceeds from the secondary offering were approximately $95.8 million, after deducting the underwriting discounts and estimated expenses payable by Maxtor. We did not receive any proceeds from the sale of shares by Hyundai.

     A portion of the proceeds from the secondary offering were used to prepay without penalty outstanding aggregate principal indebtedness of $55.0 million owing to Hyundai Electronics America under a subordinated note due July 31, 2001 plus accrued interest of approximately $0.2 million. The subordinated note bore interest at LIBOR plus 2%, due semiannually. The remaining approximately $40.6 million of the net proceeds from the secondary offering will be used for general corporate purposes.

INTELLECTUAL PROPERTY

     When we were a majority-owned subsidiary of Hyundai Electronics America, we had the benefit of certain third-party intellectual property rights on terms that may have been more favorable than would have been available to us if we had not been a majority-owned subsidiary of Hyundai Electronics America. On June 25, 1998, we entered into an agreement with Hyundai Electronics America whereby we agreed to pay an allocated share of the license fees associated with certain third party rights in annual installments ranging from $1.0 million to $2.3 million through 2007. For the year ended December 26, 1998, we recorded expense of $1.1 million in connection with this commitment. There can be no assurance that we will be able to obtain similar rights in the future on terms as favorable as those currently available to us.

REVENUE RECOGNITION

     We generally recognize revenue upon shipment to our customers. Sales to certain distributors and retailers are governed by agreements providing limited rights of return, as well as price protection on unsold merchandise. Accordingly, we record reserves upon shipment for estimated returns, exchanges and credits for price protection. We also record reserves for the estimated cost to repair or replace products under warranty at the time of sale. We warrant our products against defects in parts and labor for a period of three years from the date of shipment with an additional three months allowed for distributors to account for "shelf life."

TAX MATTERS

     Due to our net operating losses ("NOLs"), NOL carryforwards and favorable tax status in Singapore, we have not incurred any significant foreign, U.S. federal, state or local income taxes for any recent fiscal periods. There has been a significant reduction in the NOL carryforwards available to us for U.S. federal, state and local income tax purposes as a result of recent events. Therefore, our U.S. tax liability is expected to increase substantially in the future.

     Events resulting in reduction of our NOL carryforwards include:

     - use of our NOLs to offset our income resulting from our receipt of a $400 million dividend in June 1998 from our Singapore subsidiary, Maxtor Peripherals (S) Pte Ltd.;

     - use of our NOLs to offset income of Hyundai Electronics America and/or other Hyundai Electronics America affiliates with respect to consolidated or combined tax returns for periods from early 1996 to August 1998 (the "Affiliation Period") during which we were a member of a consolidated or combined tax group with Hyundai Electronics America (the "HEA Tax Group") for U.S. state and local income tax purposes; and

     - the July 1998 public offering of our common stock, which caused an "ownership change" for U.S. federal income tax purposes, resulting in a limitation on the amount of NOL carryforwards that may be used annually to offset our income with respect to our post-Affiliation Period income tax returns. The annual limitation is based on the value of all of our outstanding stock immediately before the ownership change multiplied by 5.15%.

     In December 1997, Maxtor Peripherals was granted pioneer tax status in Singapore, thus exempting it from paying Singapore income taxes until June 30, 2003, subject to the ongoing satisfaction of certain conditions. Maxtor Peripherals is eligible for up to two additional two-year extensions of this pioneer tax status, subject to the satisfaction of certain additional conditions. Maxtor Peripherals may not be able to satisfy or, if satisfied, to maintain compliance with, the required conditions. If Maxtor Peripherals is unable to satisfy and maintain compliance with the required conditions and is unable to obtain a waiver of any such failure, it would lose its pioneer tax status, or would be ineligible for such extensions, which could have a material adverse effect on our business, financial condition and results of operations.

     During the Affiliation Period, members of the HEA Tax Group filed separate income tax returns in certain foreign countries and certain U.S. state and local jurisdictions. Under an agreement among the members of the HEA Tax Group (the "Tax Allocation Agreement"), we agreed to pay our allocable share of the total consolidated or combined tax return liability for returns related to the Affiliation Period, we allowed Hyundai Electronics America and other Hyundai Electronics America affiliates to take advantage of our tax attributes, such as our NOLs and tax credits and we were entitled to use Hyundai Electronics America's tax attributes.

     The HEA Tax Group has used substantial amounts of our NOLs and other tax attributes. Under the Tax Allocation Agreement, neither Hyundai Electronics America nor Maxtor was required to reimburse the other for any utilization of the other member's NOLs or other tax attributes, except that each party must reimburse the other for any additional use of the party's tax attributes as a result of any return or amended return related to the Affiliation Period filed after September 15, 1999, or as a result of any taxing authority adjustment to Affiliation Period returns made after September 15, 1999.

     We remain liable for our share of the total consolidated or combined tax return liability incurred during the Affiliation Period. There can be no assurance that our share of the consolidated or combined tax liability will not be increased as a result of subsequent events, such as taxing authority audit adjustments or the filing of amended returns affecting either our items of gain, income, loss, deduction or credit or another member's items of gain, income, loss, deduction or credit. We have agreed to indemnify or reimburse Hyundai

Electronics America if there is any increase in our share of the consolidated or combined tax return liability resulting from revisions to our taxable income or revisions to another HEA Tax Group member's taxable income, except to the extent such revisions to another HEA Tax Group member's taxable income are made after September 15, 1999.

     Hyundai Electronics America recently sold all of the stock which it formerly owned of Symbios, Inc. and TV/COM International, Inc., causing these entities to cease to be members of the HEA Tax Group. Under agreements related to these sales, Hyundai Electronics America agreed that Symbios and TV/COM no longer have any obligations under the Tax Allocation Agreement. Because we did not agree to assume any additional liability related to these sales, Hyundai Electronics America should bear the burden of any of Symbios' and TV/COM's former liabilities under the Tax Allocation Agreement.

     Taxing authorities may, by law, generally assess us for the total amount, and not just our share, of any consolidated or combined tax return deficiencies of the entire HEA Tax Group which relate to the Affiliation Period. There can be no assurance that the HEA Tax Group will satisfy all of its tax obligations or that additional liabilities will not be assessed for such periods. Hyundai Electronics America has agreed to indemnify and reimburse us if we are required to pay any tax, interest or penalty to any taxing authority related to any separate tax return of any member of the HEA Tax Group other than us, and if we are required to pay to any taxing authority any amount in excess of our share of the consolidated or combined tax return liability.

  Change in Fiscal Year

     During 1996, the Company changed its fiscal year end to be consistent with the fiscal year end of Hyundai Electronics America. The fiscal year end changed from the last Saturday of March, the date used in our preceding filings of our Form 10-K with the Securities and Exchange Commission, to the last Saturday of December conforming to a 52/53-week year methodology. The fiscal years ended on December 27, 1997 and December 26, 1998, which were audited, comprised twelve months or 52 weeks. For discussion and analysis purposes, the fiscal year ended on December 27, 1997 is compared to the unaudited twelve months ended December 28, 1996, also comprising 52 weeks. In the following discussion, references to 1996 are to the twelve months ended December 28, 1996 and references to 1997 and 1998 are to the fiscal years ended December 27, 1997 and December 26, 1998.

                                                                 TWELVE MONTHS ENDED
                                                     --------------------------------------------
                                                     DECEMBER 28,    DECEMBER 27,    DECEMBER 26,
                                                         1996            1997            1998
                                                     ------------    ------------    ------------
                                                     (UNAUDITED)
                                                                    (IN MILLIONS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue............................................    $1,113.8        $1,424.3        $2,408.5
Cost of revenue....................................     1,191.7         1,352.9         2,108.1
                                                       --------        --------        --------
       Gross profit (loss).........................       (77.9)           71.4           300.4
                                                       --------        --------        --------
Operating expenses:
  Research and development.........................       113.1           106.2           152.4
  Selling, general and administrative..............        82.9            62.6            75.8
  Stock compensation expense.......................          --              --            12.1(2)
                                                       --------        --------        --------
       Total operating expenses....................       196.0           168.8           240.3(2)
                                                       --------        --------        --------
Income (loss) from operations......................      (273.9)          (97.4)           60.1(2)
Interest expense...................................       (22.1)          (36.5)          (28.8)
Interest and other income..........................         1.3            25.0(1)          7.4
                                                       --------        --------        --------
Income (loss) before income taxes..................      (294.7)         (108.9)           38.7(2)
Provision for income taxes.........................         1.5             1.0             7.5
                                                       --------        --------        --------
Net income (loss)..................................    $ (296.2)       $ (109.9)(1)    $   31.2(2)
                                                       ========        ========        ========

                                                                 TWELVE MONTHS ENDED
                                                     --------------------------------------------
                                                     DECEMBER 28,    DECEMBER 27,    DECEMBER 26
                                                         1996            1997            1998
                                                     ------------    ------------    ------------
AS A PERCENTAGE OF REVENUE:
Revenue............................................    100.0%           100.0%            100.0%
Cost of revenue....................................     107.0            95.0              87.5
                                                        -----           -----          --------
       Gross profit (loss).........................      (7.0)            5.0              12.5
                                                        -----           -----          --------
Operating expenses:
  Research and development.........................      10.2             7.5               6.3
  Selling, general and administrative..............       7.4             4.4               3.2
  Stock compensation expense.......................        --              --               0.5(2)
                                                        -----           -----          --------
       Total operating expenses....................      17.6            11.9              10.0(2)
                                                        -----           -----          --------
Income (loss) from operations......................     (24.6)           (6.9)              2.5(2)
Interest expense...................................      (2.0)           (2.6)             (1.2)
Interest and other income..........................       0.1             1.8(1)            0.3
                                                        -----           -----          --------
Income (loss) before income taxes..................     (26.5)           (7.7)              1.6(2)
Provision for income taxes.........................       0.1             0.1               0.3
                                                        -----           -----          --------
Net income (loss)..................................     (26.6)%          (7.8)%(1)          1.3%(2)
                                                        =====           =====          ========

---------------
(1) Includes recovery of a $20.0 million fully-reserved note from IMS. See "Certain Transactions."

(2) Total operating expenses, income from operations, income before income taxes and net income for the year ended December 26, 1998 reflect a $12.1 million compensation charge related to certain variable accounting features of our 1996 Stock Option Plan. Without such charge, we would have had total operating expenses of $228.2 million, income from operations of $72.2 million, income before income taxes of $50.8 million and net income of $43.3 million. Our 1996 Stock Option Plan has been amended and restated to remove the variable features and provide for fixed award options. See Note 9 of notes to consolidated financial statements.

COMPARISON OF 1996, 1997 AND 1998

     Revenue. In 1996, we generated revenue of $1,113.8 million compared with revenue of $1,424.3 million in 1997 and $2,408.5 million in 1998. Revenue increased 27.9% from 1996 to 1997 compared to an increase of 69.1% in revenue from 1997 to 1998. The increase in revenue in both years was due primarily to an increase in unit shipments arising from improved time-to-market introduction and time-to-volume production and a shift in our customer base to desktop computer manufacturers. Throughout 1997 and the first three quarters of 1998, revenue growth from increased unit shipments was partially offset by rapid price erosion in the hard disk drive market as a whole, which resulted in declining average selling prices. We believe that the effect of hard disk drive market average selling price declines on our average selling prices was contained partially by or improved time-to-market introduction and time-to-volume production, and by a Maxtor trend toward shipping higher-capacity hard disk drives, which tend to have higher initial average selling prices. While we experienced a decrease in the rate of decline in average selling prices during the quarter ended December 26, 1998, we believe that the rate of decline in average selling prices is likely to increase again in the future, which could partially offset any future revenue growth from any increase in unit shipments.

     Revenue from sales to desktop computer manufacturers was 52.7%, 64.4% and 76.5% of our revenue in 1996, 1997 and 1998, respectively. During 1996, 1997 and 1998, sales to three of the largest desktop computer manufacturers, Compaq, Dell and IBM, increased from 10.8% to 37.8% and 53.4%, respectively.

     Cost of Revenue; Gross Profit (Loss). Gross profit (loss) improved significantly from a loss of $77.9 million in 1996 to profits of $71.4 million in 1997 and $300.4 million in 1998. Gross margin increased from (0.7%) in 1996 to 5.0% in 1997 and 12.5% in 1998. The improvement in gross margin in both 1997 and 1998 is due primarily to the timely introduction of new, higher margin products which achieved market acceptance and higher manufacturing yields. Gross margin was also favorably affected by improved product designs which led to improved manufacturing yields and lower component costs. However, during 1997 and the first three quarters of 1998, growth of our gross margin was partially constrained by continued rapid price erosion in the hard disk drive market as a whole, which resulted in declining average selling prices for our products. While we experienced a decrease in the rate of decline in average selling prices during the quarter ended December 26, 1998, we believe that the rate of decline in average selling prices is likely to increase again in the future, which could constrain any future growth in gross margin.

OPERATING EXPENSES

     Research and Development Expense. Research and development expense as a percentage of revenue was 10.2%, 7.5% and 6.3% in 1996, 1997 and 1998, respectively. While R&D expense as a percentage of revenue decreased by 2.7% from 1996 to 1997, the absolute dollar level of R&D spending declined only slightly. During 1997, R&D expenditures were focused on desktop hard disk drives as a result of the rationalization of our product and technology roadmap to focus on desktop hard disk drives utilizing a single core technology platform and MR head technology. From 1997 to 1998, R&D expense as a percentage of revenue decreased by 1.2% while the absolute dollar level of R&D spending increased from $106.2 million in 1997 to $152.4 million in 1998. During 1998, the absolute dollar increase in R&D expenditures was due to our efforts to develop new products for the desktop computer market and future products in other hard disk drive segments.

     Selling, General and Administrative Expense. SG&A expenses as a percentage of revenues were 7.4%, 4.4% and 3.2% in 1996, 1997 and 1998, respectively. The absolute dollar level of SG&A expense declined from $82.9 million in 1996 to $62.6 million in 1997, but increased to $75.8 million in 1998. Beginning in the second half of 1996, SG&A expense was reduced as a result of our cost reduction efforts, as well as the sale of our majority ownership interest in IMS in June 1996. During 1997 and 1998, SG&A expense decreased as a percentage of revenue due to an increase in revenues combined with our ongoing cost control efforts.

     Stock Compensation Expense. In 1996, we adopted our 1996 Stock Option Plan, pursuant to which substantially all of our domestic employees and certain international employees received options which were required to be accounted for as variable options. As a consequence, we recorded non-cash compensation expense of $12.1 million in 1998, related to the difference between the estimated fair market value of our stock and the exercise price of the options granted under our 1996 Stock Option Plan between May 1996 and October 1997. If this expense had not been incurred, we would have realized net income of $43.3 million for 1998. In the second quarter of 1998, we amended and restated our 1996 Stock Option Plan to remove the features which resulted in variable accounting.

     Interest Expense. Interest expense was $22.1 million, $36.5 million and $28.8 million in 1996, 1997 and 1998, respectively, representing a 65.2% increase from 1996 to 1997 and a 21.1% decrease from 1997 to 1998. As a percentage of revenue, interest expense was 2.0%, 2.6% and 1.2% in 1996, 1997 and 1998, respectively. The increase from 1996 to 1997 was due to substantial growth in short-term and long-term borrowings required to fund our operations. During the fourth quarter of 1997, our interest expense was offset by the conversion of $200.0 million of subordinated debt held by Hyundai Electronics America into equity in Maxtor with the associated reduction in interest payments. The benefit derived from such debt reduction was, however, partially offset by an increase in our interest expense due to higher interest rates applied to our intercompany loan from Hyundai Electronics America and bank credit facilities, in each case as a result of the higher cost of borrowing resulting from changes in the economic environment in Korea. The decrease from 1997 to 1998 was due primarily to a reduction in debt of $239.1 million, approximately $200.0 million of which was paid using proceeds from our July 1998 public offering.

     At December 28, 1996, December 27, 1997 and December 26, 1998, we had $149.8 million, $165.1 million and $5.3 million of short-term and $229.1 million, $224.3 million and $145.0 million of long-term indebtedness outstanding, respectively.

     Interest and Other Income. Interest and other income was $1.3 million, $25.0 million and $7.4 million in 1996, 1997 and 1998, respectively. As a percentage of revenue, interest and other income was 0.1%, 1.8% and 0.3% in 1996, 1997 and 1998, respectively. The increase in 1997 was due principally to a one-time event in the fourth quarter of 1997 which related to the recovery of a $1.3 million fully-reserved note issued to us by

Storage Dimensions, Inc., and a $20.0 million fully-reserved note issued to us by International Manufacturing Services.

YEAR 2000 COMPLIANCE

YEAR 2000 ISSUE DESCRIBED

     Many currently installed computer systems and software products are coded to accept, store or report only two digit entries in date code fields. Beginning in the Year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This is the "Year 2000 Issue." As a result, computer systems and/or software used by many companies, including Maxtor and our vendors and customers, will need to be upgraded to comply with such Year 2000 requirements. We could be impacted by Year 2000 Issues occurring in our own infrastructure or faced by our major distributors, suppliers, customers, vendors and financial service organizations. Such Year 2000 Issues could include information errors, significant information system failures, or failures of equipment, vendors, suppliers or customers. Any disruption in our operations as a result of Year 2000 Issues, whether by us or a third party, could have a material adverse effect on our business, financial condition and results of operations.

OUR HARD DISK DRIVES COMPLY

     Our hard disk drives are able to operate in the Year 2000 and beyond. The Year 2000 Issue is only relevant to hardware and software components that use or affect time and date data or system settings. In the case of our hard disk drives, the ability to operate correctly in the next century is dependent on the software and programming loaded on our hard disk drives by the system. Since our hard disk drives have no inherent time or date function, they will not determine whether a given system, or any software on a given system, will operate correctly or incorrectly in the next century. As a result, all of our hard disk drives are able to receive, store and retrieve data, and operate with a system or software that is Year 2000 compliant without modification.

OUR STATE OF READINESS

     Overview. To address Year 2000 readiness, we have implemented a corporate program to coordinate efforts across all business functions and geographic areas, which includes addressing risks associated with business partners and other third-party relationships. Our internal Year 2000 readiness program is separated into four phases: (1) Awareness, (2) Inventory, (3) Assessment and (4) Resolution. We are currently in the "assessment" phase and expect to have substantially completed all four phases by June of 1999. Additionally, we have formed a Year 2000 Project Office to coordinate the foregoing corporate program and also have engaged external Year 2000 consultants to assist with methodology and process of the inventory, assessment and resolution phases. There can be no assurance that we will be able to complete all four phases in a timely manner, if at all, or that the process will adequately address the Year 2000 Issue.

     Core IT Systems. We have implemented the R3 system from SAP A.G. The SAP system is designed to automate more fully our business processes and is certified by SAP A.G. as Year 2000 compliant. The initial step of this implementation was completed in early October 1998 and included most of the major functional areas of our business.

     Other Information Technology Systems. Our other information technology systems include factory information and control systems, computer aided design systems, banking interface systems, electronic data interchange systems, credit card processing, customer call management, human resources systems, non-United States payroll processing, and shipment and just in time delivery management systems. We have determined that most of our human resources systems, factory information systems, call management system, non-United States payroll processing and supplier just-in-time delivery management systems are not Year 2000 compliant. We have completed our assessment of our human resources and United States payroll processing systems and have engaged vendors to repair or replace these systems. We have not finished assessing our other information technology systems. We will continue to assess these systems to determine the level of risk of business interruption for each system and to prioritize our resolution activities. We will assign the highest resolution priority to repair or replacement of items that affect new product development, volume production and distribution.

     Non-Information Technology Systems. Our non-information technology systems include departmental and personal automated applications used in all of our functional areas, building systems such as heating, cooling, and air purification, component and hard disk drive test equipment, and manufacturing equipment. We currently are assessing our non-information technology systems to determine the level of risk of business interruption associated with a failure of each system and to prioritize our resolution activities. We will assign the highest resolution priority to repair or replacement of items that affect new product development, volume production and distribution.

     Vendors and Suppliers. Our vendors and suppliers include the sources of materials used in our hard disk drives, the sources of the equipment and supplies used by us in the conduct of our business, as well as our landlords, financial institutions, and other service providers. Inventory of our suppliers is underway. Assessment will include determination of the level of risk of business interruption associated with a failure of a vendor or supplier because of the Year 2000 Issue and assignment of priority to resolution activities. We have sought written assurances and have begun to perform physical audits of Year 2000 compliance from our vendors and suppliers whose Year 2000 compliance is important to our business.

     Customers. Our assessment of our Year 2000 issues with our customers will dovetail with similar activities which our customers will engage in with respect to Maxtor. Several of our customers, including Compaq, Dell and IBM, have begun the process of asking us for written and/or in person assurances that our ability to supply product to them in volume will not be affected by the Year 2000 Issue.

THE COSTS TO ADDRESS OUR YEAR 2000 ISSUES

     We made capital expenditures of approximately $33.0 million and incurred related expenses of approximately $7.5 million in fiscal 1998 in connection with our implementation of the SAP system. We expect to make capital expenditures of approximately $10.0 million and incur expenses of approximately $4.0 million in fiscal 1999 in connection with the resolution of our Year 2000 issues. No significant system projects have been deferred due to Year 2000 issues. As we progress in our Year 2000 readiness program, these costs may change. In addition, our cost estimates do not include potential costs related to any customer or other claims resulting from our failure to adequately correct our Year 2000 issues.

THE RISKS OF OUR YEAR 2000 ISSUES

     We believe that resolution of our Year 2000 Issues has been and will be complex, expensive and time intensive. In addition, resolution of our Year 2000 Issues could be adversely affected by various risk factors, including without limit:

          - any failure to provide adequate training to employees;

          - any failure to retain skilled personnel to implement the SAP system or find suitable replacements for such personnel;

          - any expansion of the scope of the implementation plan due to unanticipated changes in our business or unanticipated findings in the Awareness, Inventory or Assessment phases of our Year 2000 readiness program;

          - any failure to devise and run appropriate testing procedures that accurately reflect the demands that will be placed on new systems following implementation;

          - any failures by vendors or other third parties to accurately assess their own Year 2000 readiness or the Year 2000 readiness of their respective vendors and other third parties and any resulting failures; and

          - any failure to develop and implement adequate fall-back, work around or other contingency plans in the event that difficulties or delays arise.

     It has been widely predicted that a significant amount of litigation surrounding business interruptions will arise out of Year 2000 Issues. It is uncertain whether, or to what extent, we may be affected by such litigation. Because our hard disk drives are able to operate in the Year 2000 and beyond, we do not anticipate exposure to material product defect or similar litigation. Any such litigation, however, could have a material adverse effect on our business, financial condition and results of operations. We also may not receive any assistance, damages or other relief as a result of our initiation of any litigation related to the Year 2000 Issue. Our inability to implement our Year 2000 plans or to otherwise address Year 2000 Issues in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

OUR CONTINGENCY PLANS

     As part of the four-step process outlined above, specific contingency plans will be developed in connection with the assessment and resolution of the risks identified. We have established certain information technology contingency plans, and we are continuing to develop such plans regarding each specific area of risk associated with the Year 2000 Issue. There is no assurance that we will complete contingency plans that address risks which actually arise or that any such contingency plans will properly address their intended purposes if they are implemented. In addition, we do not have and do not anticipate obtaining any insurance policy which contains material coverage for potential injuries or damages related to or caused by the Year 2000 Issue.

LIQUIDITY AND CAPITAL RESOURCES

     At December 26, 1998, we had $227.6 million in cash, cash equivalents and marketable securities as compared to $16.9 million at December 27, 1997. In August 1998, we completed an underwritten public offering of 49,731,225 shares of our common stock. We received $328.8 million, net of offering costs and underwriters' commissions. In February 1999, we completed an underwritten secondary public offering of 7,800,000 newly-issued shares of our common stock. We received $95.8 million, net of offering costs and expenses.

     Operating activities provided net cash of $288.1 million for year ended December 26, 1998 as compared to utilizing net cash of $146.7 million for the year ended December 27, 1997. Cash provided by operating activities for the year ended December 26, 1998 was generated principally by operations and an increase in accounts payable which was partially offset by an increase in accounts receivable. The increase in cash generated from operations was due primarily to increased sales and improved margins. We used $101.8 million in investing activities during 1998, principally for the purchase of property, plant and equipment. During 1998, we reduced short and long-term debt by $239.1 million using approximately $200.0 million of the proceeds from our July 1998 public offering and cash from operations.

     At December 26, 1998, we had approximately $145.0 million of long-term unsecured debt and $5.3 million in current portion of long term debt which were comprised of $55.0 million evidenced by a three year subordinated note issued to Hyundai Electronics America and $95.0 million of publicly-traded Subordinated Debentures, due March 1, 2012. Our outstanding 5.75% Subordinated Debentures are entitled to annual sinking fund payments of $5.0 million which commenced March 1, 1998. These debentures no longer are convertible into our common stock or any other security of Maxtor. The $55.0 million note was issued to Hyundai Electronics America to replace an existing revolving line of credit from Hyundai Electronics America in the same principal amount. We prepaid this note in full (including accrued interest) with a portion of the net proceeds we received in the February 1999 stock offering.

     We also have a $200.0 million asset securitization program with Fleet National Bank under which we sell our eligible trade accounts receivable on a non-recourse basis through a special purpose entity. At December 26, 1998, $100.0 million of accounts receivable was securitized under the program.

     We have been investing significant amounts of capital to increase the capacity and enhance the productivity of our manufacturing facilities and update our information technology systems. During the years ended December 26, 1998 and December 27, 1997, we made total capital expenditures of $95.2 million and $82.5 million, respectively. During 1999, capital expenditures are expected to be between approximately $130.0 million and $145.0 million, to be used principally for adding manufacturing capacity and implementing new and updating existing information technology systems.

     We believe the proceeds we received from the July 1998 and February 1999 stock offerings, together with cash generated from operations and borrowing capacity, will be sufficient to fund our operations through at least the next 12 months. We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and to invest in property, plant and equipment. We intend to seek long-term financing arrangements, including a line of credit, to fund our future capacity expansion plans, as necessary. However, our cash needs will depend on, among other things, demand in the desktop hard disk drive market and pricing conditions. There can be no assurance that lower than expected revenue, increased expenses, decisions to increase capacity or other events, including the acquisition of technology, products or businesses, will not cause us to seek more capital, or to seek capital sooner than currently expected. If we need additional capital, there can be no assurance that such additional financing can be obtained, or, if obtained, that it will be available on satisfactory terms. The failure to obtain additional financing on satisfactory terms would also hinder our ability to invest in capital expenditures or in research and development and could have a material adverse effect on our business, financial condition and results of operations.

NEW ACCOUNTING STANDARDS

     In March 1998, the Accounting Standards Executive Committee issued SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on when costs related to software developed or obtained for internal use should be capitalized or expensed. The SOP is effective for transactions entered into for fiscal years beginning after December 15, 1998. We have reviewed the provisions of the SOP and do not believe adoption of this standard will have a material effect upon our results of operations, financial position or cash flows.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133")." This standard requires us to recognize all derivatives on our balance sheet at fair value. Derivatives which are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. SFAS 133 is effective for fiscal years beginning after June 15, 1999, but companies can adopt SFAS 133 earlier. We are evaluating the requirements of SFAS 133, but do not expect this pronouncement to materially impact our financial position or results of operations.

                  CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF $741.8 MILLION

     We have a history of significant losses. During each of the 19 consecutive quarters ended September 27, 1997, we incurred significant operating losses ranging from $125.5 million to $3.1 million per quarter, with net losses ranging from $130.2 million to $4.5 million. These losses were primarily a result of the following:

     - delayed product introductions;

     - product performance and quality problems;

     - low manufacturing yields and under-utilization of manufacturing capacity;

     - high operating and interest expenses; and

     - overall market conditions in the hard disk drive industry, including fluctuations in demand and declining average selling prices.

     As of December 26, 1998, we had an accumulated deficit of approximately $741.8 million. If we do not address successfully the factors that led to our history of losses, we will not be profitable in the future. Even if we successfully address these factors, we still may not be profitable in the future.

OUR AVERAGE SELLING PRICES ARE DECLINING

     It is very difficult to achieve and maintain profitability and revenue growth in the hard disk drive industry because the average selling price of a hard disk drive rapidly declines over its commercial life. This is true even for those products that are competitive and introduced into the market in a timely manner. Average selling prices decline even further when, as is often the case in the hard disk drive industry, competitors lower prices to absorb excess capacity, liquidate excess inventories, restructure or attempt to gain market share. We anticipate that average selling prices of our products will continue to decline for the foreseeable future.

UNLESS WE CONSISTENTLY EXECUTE, WE WILL HAVE SIGNIFICANT LOSSES

     Most of our products are sold to desktop computer manufacturers. Such manufacturers use the quality, storage capacity, performance and price characteristics of hard disk drives to select, or qualify, their hard disk drive suppliers. Such manufacturers typically seek to qualify three or four suppliers for each hard disk drive product generation. To qualify consistently with these manufacturers, and thus succeed in the desktop hard disk drive industry, we must execute consistently on our product development and manufacturing processes to be among the first-to-market introduction and first-to-volume production at leading storage capacity per disk with competitive prices and high quality. Once a manufacturer has chosen its hard disk drive suppliers for a given desktop computer product, it generally will purchase hard disk drives from those suppliers for the commercial life of that product line. If we miss a qualification opportunity, we may not have another opportunity to do business with that manufacturer until we introduce our next generation of products. The effect of missing a product qualification opportunity is magnified by the limited number of high volume manufacturers of personal computers. If we do not reach the market or deliver volume production in a timely manner, we may lose opportunities to qualify our products, our gross margins probably will decline due to rapidly declining average selling prices, and we probably will lose market share.

SUBSTANTIAL DEPENDENCE ON THE DESKTOP COMPUTER MARKET

     While there has been significant growth in the demand for desktop computers over the past several years, according to International Data Corporation, the growth rate in the desktop computer market has slowed in recent quarters. Because of our reliance on the desktop segment of the personal computer market, we will be affected more by changes in market conditions for desktop computers than would a company with a broader range of products. Any decrease in the demand for desktop computers could cause a decrease in the demand for our products.

     Although our current products are designed for the largest segment of the hard disk drive market, the desktop computer market, demand may shift to other market segments over time. We also believe that to remain a significant supplier of hard disk drives to major manufacturers of personal computers, we will need to offer a broader range of hard disk drive products to our customers. Therefore, we will need to develop and manufacture new products that address additional hard disk drive market segments and emerging technologies to remain competitive in the hard disk drive industry. Examples of potentially important market segments that our current products are not designed to address include:

     - the client-server market;

     - lower cost, lower performance personal computer systems (typically below $699); and

     - laptop personal computers.

     To specifically address these or additional market segments, we would have to reengineer some of our existing technology and develop new technology. Certain of our competitors have significant advantages over us in one or more of these and other potentially significant new or growing market segments. Any failure by us to successfully develop and introduce new products to address specifically these additional market segments could have a material adverse effect on our business, financial condition and results of operations.

A SIGNIFICANT AMOUNT OF OUR REVENUE COMES FROM A FEW CUSTOMERS

     We sell most of our products to a limited number of customers. During the year ended December 26, 1998, three customers, Dell, Compaq and IBM, accounted for approximately 26.6%, 12.2% and 14.6%, respectively, of our revenue, and our top ten customers accounted for approximately 72.7% of our revenue. During the fiscal year ended December 27, 1997, two customers, Compaq and Dell, accounted for approximately 20.9% and 10.4%, respectively, of our revenue, and our top ten customers accounted for approximately 60.0% of our revenue.

     We believe that a relatively small number of customers will continue to account for a significant portion of our revenue for the foreseeable future, and that the proportion of our revenue from such customers could continue to increase in the future. These customers have a wide variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product for a given customer, such customer generally is not obligated to purchase any minimum volume of products from us and generally is able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our business, financial condition and results of operations could be materially and adversely affected.

OUR QUARTERLY RESULTS FLUCTUATE SIGNIFICANTLY

     Our recent revenue growth rates may not be sustainable. You should not use our past results to predict future performance. Our quarterly operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our future performance will depend on many factors, including the following:

     - our ability to be consistently among the first-to-volume production with competitive products;

     - fluctuations in the demand for hard disk drives as a result of the cyclical and seasonal nature of the desktop computer industry;

     - the availability of and efficient use of manufacturing capacity;

     - changes in product or customer mix;

     - our existing competitors introducing better products at competitive prices before we do;

     - new competitors entering our market;

     - our ability to manage successfully the complex and difficult process of qualifying our products with our customers;

     - our customers canceling, rescheduling or deferring significant orders for our products, particularly in anticipation of new products or enhancements from us or our competitors;

     - the ability of certain of our distribution and retail customers to return unsold products for credit;

     - the ability of certain of our distribution and retail customers to receive lower prices retroactively on their inventory of our products when we lower prices on our products;

     - our ability to purchase enough components and raw materials at competitive prices which allow us to make a profit;

     - the availability of adequate capital resources;

     - increases in research and development expenditures, particularly as a percentage of revenue, required to maintain our competitive position;

     - changes in our strategy;

     - personnel changes; and

     - other general economic and competitive factors.

     Many of our operating expenses are relatively fixed and difficult to reduce or modify. As a result, the fixed nature of our operating expenses will magnify any adverse effect of a decrease in revenue on our results of operations.

     As a result of these and other factors, we believe that period to period comparisons of our historical results of operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market analysts, our stock price may decline.

WE MUST MANAGE OUR GROWTH

     In July 1996, we began to modify our management and operational structures. Our revenues generally have been growing since the first quarter of 1997. Our restructuring activities and revenue growth have placed, and we expect will continue to place, a significant strain on our personnel and resources. Our ability to maintain the advantages of the restructuring and to manage future growth will depend on our ability to:

     - continue to improve our information and control systems;

     - hire, train, retain, manage and motivate an expanding employee base; and

     - maintain effective cost controls.

OUR CUSTOMERS ARE PLACING NEW AND COSTLY DEMANDS ON US

     Our customers are adopting more sophisticated business models that place additional strains on our business. For example, many personal computer manufacturers, including some of our largest personal computer manufacturing customers, are starting to adopt build-to-order manufacturing models that reduce their component inventories and related costs and enable them to tailor their products more specifically to the needs of their customers.

     Some of our personal computer manufacturing customers also are considering or have implemented a "channel assembly" model in which the manufacturer ships a minimal computer system to the dealer or other assembler, and component suppliers (including hard disk drive manufacturers such as us) ship parts directly to the dealer or other assembler for installation at its location. Finally, certain of our manufacturing customers have adopted just-in-time inventory management processes that require component suppliers to maintain inventory at or near the customer's production facility. These new business models require us to hold our products in inventory longer, which increases our risk of inventory obsolescence and average selling price decline. These changing models also increase our capital requirements and costs, complicate our inventory management strategies, and make it difficult for us to match our manufacturing plans with projected customer demand.

THE HARD DISK DRIVE MARKET IS HIGHLY COMPETITIVE

     Although our share of the desktop hard disk drive market has increased steadily since the first quarter of 1997, this market segment and the hard disk drive market in general are intensely competitive even during periods when demand is stable. We compete primarily with manufacturers of 3.5-inch hard disk drives for the personal computer industry, including:

     - Fujitsu Limited;

     - Quantum Corporation;

     - Samsung Electronic Company Limited;

     - Seagate Technology, Inc.; and

     - Western Digital Corporation.

     We also could face significant competition from other companies, such as International Business Machines Corporation, in our current markets or in other markets into which we may expand our product portfolio.

     Many of our competitors have a number of significant advantages over us, including:

     - a larger market share;

     - a broader array of product lines;

     - preferred vendor status with some of our customers;

     - extensive name recognition and marketing power; and

     - significantly greater financial, technical and manufacturing resources.

     Unlike us, some of our competitors make many of their own components which may provide them with certain benefits including lower costs. Our competitors also may:

     - consolidate or establish strategic relationships among themselves to lower their product costs or to otherwise compete more effectively against us;

     - lower their product prices to gain market share; or

     - bundle their products with other products to increase demand for their products.

     In addition, new competitors could emerge and rapidly capture market share.

     If we fail to compete successfully against current or future competitors, our business, operating results and financial condition may be materially and adversely affected.

DEMAND FOR OUR PRODUCTS FLUCTUATES

     We currently offer a single product family that is designed for desktop computers. As a result, the demand for our products depends on the overall demand for desktop computers. The desktop computer and hard disk drive markets tend to go through periods of rapid growth followed by periods of oversupply and rapid price and gross margin erosion. This environment makes it difficult for us and our customers to reliably forecast demand for our products. We do not have long-term supply contracts with our customers, and our customers often can defer or cancel orders with limited notice and without significant penalty.

WE MUST EFFECTIVELY RESPOND TO CHANGING TECHNOLOGY; WE MUST EFFECTIVELY TRANSITION TO GIANT MAGNETO-RESISTIVE HEAD TECHNOLOGY

     Our future performance will depend on our ability to enhance current products and to develop and introduce volume production of new competitive products on a timely and cost-effective basis. We also must keep pace with and correctly anticipate technological developments and evolving industry standards and methodologies. Advances in magnetic, optical or other technologies, or the development of entirely new technologies, could lead to new competitive products that have better performance and/or lower prices than our products. Examples of such new technologies include giant magneto-resistive head technology (which already has been introduced by IBM and Fujitsu and which Western Digital reportedly will use in its products under an agreement with IBM) and optically-assisted recording technologies (which currently are being developed by companies such as TeraStor Corporation and Seagate). We have incorporated giant magneto-resistive head technology into our newest product. We have decided not to pursue optically-assisted recording technologies at this time. Our inability to introduce or achieve volume production of new competitive products, (regardless of whether they include giant magneto-resistive head technology) on a timely and cost-effective basis has in the past and in the future could have a material adverse effect on our business, financial condition and results of operations.

TO DEVELOP NEW PRODUCTS, WE MUST EFFECTIVELY INTEGRATE PARTS FROM THIRD PARTIES

     Unlike some of our competitors, we do not manufacture any of the parts used in our products. Instead, our products incorporate parts designed by and purchased from third parties. Consequently, the success of our products depends on our ability to gain access to and integrate parts that use leading-edge technology. To successfully manage these integration projects we must:

     - obtain high quality parts;

     - hire skilled personnel;

     - effectively integrate different products from a variety of vendors; and

     - manage difficult scheduling and delivery problems.

     Our success will depend on our ability to develop and maintain relationships with key suppliers.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS

     A number of the parts used in our products are available from only one or a limited number of outside suppliers. Currently, we purchase digital signal processor/controller and spin/servo integrated circuits only from Texas Instruments, Inc. and purchase channel integrated circuits only from Lucent Technologies, Inc. As we have experienced in the past, some of the parts we require may periodically be in short supply. As a result, we must allow for significant ordering lead times for certain parts. In addition, we may have to pay significant cancellation charges to suppliers if we cancel orders for parts because we reduce production due to production cut-backs caused by market oversupply, reduced demand, transition to new products or technologies or for other reasons. We order the majority of our parts on a purchase order basis and only have limited long-term volume purchase agreements with certain existing suppliers. If we cannot obtain sufficient quantities of high quality parts when we need them, our business, financial condition and results of operations could be materially and adversely affected.

WE DEPEND ON MICHAEL R. CANNON AND OUR OTHER KEY PERSONNEL; WE COULD BE SUED OVER OUR HIRING PRACTICES

     Our success depends upon the continued contributions of our key employees many of whom, and in particular Michael R. Cannon, our President and Chief Executive Officer, would be extremely difficult to replace. We do not have employment contracts with any of our key personnel other than:

     - Mr. Cannon;

     - Paul J. Tufano, our Senior Vice President, Finance and Chief Financial Officer;

     - William F. Roach, our Senior Vice President, Worldwide Sales and
       Marketing;

     - Dr. Victor B. Jipson, our Senior Vice President, Engineering;

     - Phillip C. Duncan, our Vice President, Human Resources; and

     - K.H. Teh, our Vice President, Worldwide Manufacturing.

     We also do not have key person life insurance on any of our personnel. Most of our senior management and a significant number of our other employees have been with us for less than three years. Worldwide competition for skilled employees in the hard disk drive industry is extremely intense. We believe that some of our competitors recently have made targeted efforts to recruit employees from us and such efforts have resulted in us losing some skilled managers. If we are unable to retain our existing employees or to hire and integrate new employees, our business, financial condition and results of operations could be materially and adversely affected.

     Companies in the hard disk drive industry whose employees accept positions with competitors often claim that such competitors have engaged in unfair hiring practices. We may receive such claims in the future as we seek to hire qualified employees. We could incur substantial costs in defending ourselves against any such claims.

WE HAVE HISTORICALLY HAD SIGNIFICANT DEBT

     We historically have operated with a significant amount of debt as compared to our equity. At December 26, 1998, we had outstanding approximately $150.3 million in principal amount of indebtedness. We incurred $28.8 million in interest expense in the fiscal year ended December 26, 1998 and $36.5 million in the fiscal year ended December 27, 1997. We also have an asset securitization program under which we sell our accounts receivable on a non-recourse basis. At December 26, 1998, $100.0 million of accounts receivable was securitized under the program. We must meet certain conditions in order to continue this program.

     We are subject to the risks associated with a large amount of debt, including:

     - principal and interest repayment obligations that require the expenditure of substantial amounts of cash;

     - our potential inability to repay principal or interest when due;

     - our potential violation of loan covenants that could result in a default on the debt, such debt becoming immediately payable and legal actions against us; and

     - adverse effects of interest expense on our business, financial condition and results of operations.

WE HAVE ONLY ONE MANUFACTURING FACILITY AND WILL NEED ADDITIONAL CAPACITY IN THE FUTURE

     Our volume manufacturing operations currently are based in a single facility in Singapore. A fire, flood, earthquake or other disaster or condition affecting our facility could have a material adverse effect on our business, financial condition and results of operations.

     We may need additional manufacturing capacity beyond the capabilities of our current facility as early as the beginning of the year 2000. Although we believe that manufacturing facilities will be available, our inability to obtain a facility or facilities which allow us to meet our customers' demands in a timely manner may limit our growth and could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NEED MORE CAPITAL IN THE FUTURE BECAUSE THE HARD DISK DRIVE BUSINESS IS CAPITAL INTENSIVE

     Our business is capital intensive, and we may need more capital in the future. Our future capital requirements will depend on many factors, including:

     - the rate of our sales growth;

     - the level of our profits or losses;

     - the timing and extent of our spending to support facilities upgrades and product development efforts;

     - the timing and size of business or technology acquisitions; and

     - the timing of introductions of new products and enhancements to our existing products.

     We may issue additional equity to raise capital. Any future equity financing will decrease existing stockholders' percentage equity ownership and may, depending on the price at which the equity is sold, result in significant economic dilution to such stockholders. Furthermore, our board of directors is authorized under our charter documents to issue preferred stock with rights, preferences or privileges senior to those of our common stock without stockholder approval.

     While we currently do not have a revolving credit facility, it is our goal to obtain one in the near future. However, we believe that current market conditions for such facilities are not as favorable as they have been at certain times in the past, that for various reasons the number of potential lenders actively providing credit facilities to companies in the data storage industry has decreased recently, and that the terms on which the remaining potential lenders are willing to offer such facilities, in many cases, are restrictive and/or costly. Consequently, the terms and conditions under which we might obtain such a facility are uncertain. Any failure to obtain adequate credit facilities on acceptable terms could have a material and adverse effect on our business, financial condition and results of operations.

PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED; WE FACE RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT

     We have patent protection on some of our technology. We may not receive patents for our current or future patent applications, and any patents that we have or that are issued to us may be invalidated, circumvented or challenged. Moreover, the rights granted under any such patents may not provide us with any competitive advantages. Finally, our competitors may develop or otherwise acquire equivalent or superior technology.

     We also rely on trade secret, copyright and trademark laws, as well as the terms of our contracts to protect our proprietary rights. We may have to litigate to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. Enforcing or defending our proprietary rights could be expensive and might not bring us timely and effective relief.

     We may have to obtain licenses of other parties' intellectual property and pay royalties. If we are unable to obtain such licenses, we may have to stop production of our products or alter our products. In addition, the laws of certain countries in which we sell and manufacture our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our protective measures in these countries may be inadequate to protect our proprietary rights. Any failure to enforce and protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

     When we were a majority-owned subsidiary of Hyundai Electronics America, we had the benefit of certain third party intellectual property rights on terms that may have been more favorable than would have been available to us if we had not been a majority-owned subsidiary of Hyundai Electronics America. We may not be able to obtain similar rights in the future on terms as favorable.

     Similar to certain other providers of hard disk drives, we have received correspondence from Papst-Motoren GmbH and Papst Licensing (collectively "Papst") claiming infringement of a number of hard disk drive motor patents. In particular, on February 3, 1999, we received correspondence from Papst notifying us that they have moved to add us as a defendant to a lawsuit pending in the United States District Court for the Northern District of California. This lawsuit relates to the alleged infringement of 15 of the hard disk drive motor patents described above. The patents in question relate to motors that we purchase from motor vendors and the use of such motors in hard disk drives. While we believe that we have valid defenses if a lawsuit is filed or if we are added successfully to any existing lawsuit, the results of any litigation are inherently uncertain and there is no assurance that Papst will not assert other infringement claims relating to current patents, pending patent applications and future patents or patent applications. Additionally, there is no assurance that Papst will not initiate a lawsuit against us or successfully add us to an existing lawsuit, or that we will be able to successfully defend ourselves against such a lawsuit. A favorable outcome for Papst in such a lawsuit could result in the issuance of an injunction against us or our products and/or the payment of monetary damages equal to a reasonable royalty or recovered lost profits or, in the case of a finding of a willful infringement, treble damages and could have a material adverse effect on our business, financial condition and results of operations.

WE ARE DEPENDENT ON OUR INTERNATIONAL OPERATIONS; WE FACE RISKS FROM OUR INTERNATIONAL SALES

     We conduct most of our manufacturing and testing operations and purchase a substantial portion of our key parts outside the U.S. We also sell a significant portion of products to foreign distributors and retailers.

Our dependence on revenue from international sales and our need to manage international operations each involves a number of inherent risks, including:

     - economic slowdown and/or downturn in the computer industry in such foreign markets;

     - international currency fluctuations;

     - general strikes or other disruptions in working conditions;

     - political instability;

     - trade restrictions;

     - changes in tariffs;

     - the difficulties associated with staffing and managing international operations;

     - generally longer periods to collect receivables;

     - unexpected changes in or impositions of legislative or regulatory requirements;

     - reduced protection for intellectual property rights in some countries;

     - potentially adverse taxes; and

     - delays resulting from difficulty in obtaining export licenses for certain technology and other trade barriers.

     The specific economic conditions in each country will impact our international sales. For example, our international contracts are denominated primarily in U.S. dollars. Significant downward fluctuations in currency exchange rates against the U.S. dollar could cause our products to become relatively more expensive to distributors and retailers in those countries. In addition, we attempt to manage the impact of foreign currency exchange rate changes by entering into short-term, foreign exchange contracts. If we do not effectively manage the risks associated with international operations and sales, our business, financial condition and results of operations could be materially and adversely affected.

WE HAVE EXPOSURE FROM OUR WARRANTIES

     Our products may contain defects. We generally warrant our products for three years. Our standard warranty contains a limit on damages and an exclusion of liability for consequential damages and for negligent or improper use of the product. We establish a reserve, at the time of product shipment, in an amount equal to our estimated warranty expenses. We had warranty reserves of $22.7 million and $41.8 million as of December 27, 1997 and December 26, 1998, respectively. While we believe that our warranty reserves will be sufficient, the failure to maintain sufficient warranty reserves or the unenforceability of our liability limitations could have a material adverse effect on our business, financial condition and results of operations.

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE

     Our stock price and the number of shares traded each day has varied greatly. We expect these fluctuations to continue due to factors including:

     - quarterly fluctuations in operating results;

     - announcements of new products by us or our competitors;

     - gains or losses of significant customers;

     - changes in stock market analysts' estimates;

     - the presence or absence of short-selling of our common stock; and

     - events affecting other companies that the market deems comparable to us.

     Our stock price also may be affected by events relating to Hyundai Electronics America and Hyundai Electronics Industries, including sales of our common stock by Hyundai Electronics America or the perception that such sales may occur (due to the financial condition of Hyundai Electronics America or otherwise). There have been reports that Hyundai Electronics Industries is planning to sell some operations that do not directly relate to its core semiconductor business. Hyundai Electronics America and Hyundai Electronics Industries have informed Maxtor that following the closing of its February 1999 public offering and the expiration of the 90-day period during which Hyundai Electronics America has agreed not to offer or sell additional shares without the consent of Salomon Smith Barney Inc., they may consider selling additional Maxtor shares at a time they deem appropriate. Finally, our stock price may be subject to extreme fluctuations in response to general economic conditions in the U.S., Korea, Southeast Asia and elsewhere, such as interest rates, inflation rates, exchange rates, unemployment rates, and trade surpluses and deficits. It is likely that in some future quarter or quarters our operating results will be below the expectations of stock market analysts or investors. In such event, our stock price probably will decline.

     In February 1999, DECS Trust IV, a newly-formed trust, sold 12,500,000 DECS. The terms of the DECS provide that DECS Trust IV may distribute shares of our common stock owned by Hyundai Electronics America on or about February 15, 2002, or upon earlier liquidation of DECS Trust IV under certain circumstances. We do not know how or whether investors in the DECS offering will resell the DECS. Any market that develops for the DECS could reduce the demand for our common stock or otherwise negatively affect the market for our common stock.

WE COULD BE SUBJECT TO ENVIRONMENTAL LIABILITIES

     We use only a limited variety of chemicals in our manufacturing and research operations. However, we are subject to a wide range of environmental protection regulations in the U.S. and Singapore. While we have not experienced any material adverse effect on our operations as a result of such laws, future regulations may have a material adverse effect on our business, financial condition and results of operations. We believe that we are in compliance in all material respects with all present environmental regulations. In the U.S., environmental regulations often require parties to fund remedial action regardless of fault. As a consequence, it often is difficult to estimate the future impact of environmental matters, including potential liabilities. If we have to make significant capital expenditures or pay significant expenses in connection with future remedial actions or to continue to comply with applicable environmental laws, our business, financial condition and results of operations could be materially and adversely affected.

ANTITAKEOVER PROVISIONS COULD AFFECT STOCKHOLDERS

     We have a number of protective provisions in place designed to provide our board of directors with time to consider whether a hostile takeover offer is in our best interests and the best interests of our stockholders. These provisions, however, could discourage potential acquisition proposals and could delay or prevent a change in control of Maxtor. Such provisions also could diminish the opportunities for a holder of our common stock to participate in tender offers, including tender offers at a price above the then-current market price for our common stock. Such provisions also may inhibit fluctuations in our stock price that could result from takeover attempts.

     The first of these provisions is Section 203 of the Delaware General Corporation Law. Section 203 places significant restrictions on a public Delaware corporation's ability to engage in any merger, asset or stock sale, or other transaction resulting in a financial benefit to a stockholder holding 15% or more of the corporation's voting stock.

     In addition, our charter documents allow our board of directors to issue up to 95 million shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of Maxtor, thereby delaying, deferring or preventing a change in control of Maxtor. Furthermore, such preferred stock may have other rights, including economic rights, senior to our common stock, and as a result, the issuance of such preferred stock could have a material adverse effect on our stock price. We currently do not plan to issue shares of preferred stock.

     Our charter documents also contain a number of protective measures including provisions:

     - dividing our board of directors into three classes serving staggered three-year terms with only one of the three classes being elected each year;

     - requiring cause to remove directors;

     - granting our board of directors the exclusive right to set the authorized number of directors and to fill vacancies on our board of directors;

     - requiring that any action required or permitted to be taken by our stockholders be effected at a duly called annual or special meeting of the stockholders instead of by a consent in writing;

     - providing that only our board of directors, the Chairman of our board of directors, or the Chief Executive Officer can call special meetings of the stockholders;

     - requiring advance notice for stockholder proposals or director nominations by stockholders; and

     - requiring the affirmative vote of at least two-thirds of our outstanding voting stock, voting as a single class to amend the above provisions.

     In addition, we have entered into a Stockholder Agreement with Hyundai Electronics America which grants Hyundai Electronics America certain rights to designate directors for nomination, requires Hyundai Electronics America to vote in favor of other board of director nominees so long as Hyundai Electronics America's rights to designate nominees are honored, and restricts Hyundai Electronics America's right to solicit proxies or acquire additional shares of our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS OF MAXTOR CORPORATION
Consolidated Balance Sheets December 27, 1997 and December
  26, 1998..................................................    36
Consolidated Statements of Operations, nine months ended
  December 28, 1996, fiscal year ended December 27, 1997,
  and fiscal year ended December 26, 1998...................    37
Consolidated Statements of Stockholders' Equity (Deficit),
  nine months ended December 28, 1996, fiscal year ended
  December 27, 1997 and fiscal year ended December 26,
  1998......................................................    38
Consolidated Statements of Cash Flows, nine months ended
  December 28, 1996, fiscal year ended December 27, 1997 and
  fiscal year ended December 26, 1998.......................    39
Notes to Consolidated Financial Statements..................    40
Report of PricewaterhouseCoopers LLP, Independent
  Accountants...............................................    59

Financial Statement Schedules:

  The following consolidated financial statement schedule of Maxtor Corporation is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Maxtor Corporation.

     Schedule II Valuation and qualifying accounts............................84

  Schedules not listed above have been omitted since they are not applicable or are not required or the information required to be set therein is included in the Consolidated Financial Statements or notes thereto.

                               MAXTOR CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 27,    DECEMBER 26,
                                                                  1997            1998
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................   $  16,925       $ 214,126
  Marketable securities.....................................          --          13,503
  Accounts receivable, net of allowance for doubtful
     accounts of $3,573 at December 27, 1997 and $8,409 at
     December 26, 1998......................................     241,777         313,748
  Accounts receivable from affiliates.......................       5,870           4,010
  Inventories...............................................     155,312         153,192
  Prepaid expenses and other................................      20,814          45,198
                                                               ---------       ---------
          Total current assets..............................     440,698         743,777
Net property, plant and equipment...........................      99,336         108,290
Other assets................................................      15,438          11,346
                                                               ---------       ---------
                                                               $ 555,472       $ 863,413
                                                               =========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short-term borrowings, including current portion of
     long-term debt.........................................   $ 100,057       $   5,261
  Short-term borrowings due to affiliate....................      65,000              --
  Accounts payable..........................................     206,563         401,296
  Accounts payable to affiliates............................      25,022          26,441
  Accrued and other liabilities.............................     155,563         115,937
                                                               ---------       ---------
          Total current liabilities.........................     552,205         548,935
Long-term debt due affiliate................................          --          55,000
Long-term debt..............................................     224,313          90,046
                                                               ---------       ---------
Total liabilities...........................................     776,518         693,981
Commitments and contingencies (Note 7)
Stockholders' equity (deficit):
Series A Preferred Stock, $0.01 par value, 95,000,000 shares authorized; 88,059,701 issued and outstanding at December
  27, 1997; all outstanding shares converted into 44,029,850
  shares of common stock at August 5, 1998..................         880              --
Common Stock, $0.01 par value, 250,000,000 shares
  authorized; 7,563 shares issued and outstanding at
  December 27, 1997 and 94,293,499 shares issued and
  outstanding at December 26, 1998..........................          --             943
Additional paid-in capital..................................     534,765         880,175
Cumulative other comprehensive income -- unrealized gain on
  investments in equity securities..........................      16,262          30,094
Accumulated deficit.........................................    (772,953)       (741,780)
                                                               ---------       ---------
          Total stockholders' equity (deficit)..............    (221,046)        169,432
                                                               ---------       ---------
                                                               $ 555,472       $ 863,413
                                                               =========       =========

                            See accompanying notes.

                               MAXTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                      NINE MONTHS
                                                         ENDED         YEAR ENDED      YEAR ENDED
                                                      DECEMBER 28,    DECEMBER 27,    DECEMBER 26,
                                                          1996            1997            1998
                                                      ------------    ------------    ------------
Revenue.............................................   $ 771,655      $ 1,384,799     $ 2,402,286
Revenue from affiliates.............................      27,229           39,521           6,242
                                                       ---------      -----------     -----------
          Total revenue.............................     798,884        1,424,320       2,408,528
Cost of revenue.....................................     861,551        1,316,774       2,102,624
Cost of revenue from affiliates.....................      27,307           36,162           5,491
                                                       ---------      -----------     -----------
          Total cost of revenue.....................     888,858        1,352,936       2,108,115
                                                       ---------      -----------     -----------
Gross profit (loss).................................     (89,974)          71,384         300,413
                                                       ---------      -----------     -----------
Operating expenses:
Research and development............................      87,752          106,249         152,401
Selling, general and administrative.................      60,701           62,520          75,819
Stock compensation expense..........................          --               --          12,088
                                                       ---------      -----------     -----------
          Total operating expenses..................     148,453          168,769         240,308
                                                       ---------      -----------     -----------
Income (loss) from operations.......................    (238,427)         (97,385)         60,105
Interest expense....................................     (18,075)         (36,502)        (28,784)
Interest and other income...........................       1,000           25,031           7,415
                                                       ---------      -----------     -----------
Income (loss) before income taxes...................    (255,502)        (108,856)         38,736
Provision for income taxes..........................         824            1,035           7,563
                                                       ---------      -----------     -----------
Net income (loss)...................................    (256,326)        (109,891)         31,173
                                                       ---------      -----------     -----------
Other comprehensive income (loss):
Unrealized gain on investments in equity
  securities........................................          --           16,262          13,832
                                                       ---------      -----------     -----------
Comprehensive income (loss).........................   $(256,326)     $   (93,629)    $    45,005
                                                       =========      ===========     ===========
Net income (loss) per share --
  basic.............................................   $      --      $(58,112.64)    $      0.81
  diluted...........................................   $      --      $(58,112.64)    $      0.47
Shares used in per share calculation --
  basic.............................................          --            1,891      38,295,095
  diluted...........................................          --            1,891      65,814,126

                           \ See accompanying notes.

                               MAXTOR CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        UNREALIZED
                                                                                          GAIN ON                       TOTAL
                                PREFERRED STOCK         COMMON STOCK       ADDITIONAL   INVESTMENTS                 STOCKHOLDERS'
                              --------------------   -------------------    PAID-IN      IN EQUITY    ACCUMULATED      EQUITY
                                SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL     SECURITIES      DEFICIT       (DEFICIT)
                              -----------   ------   ----------   ------   ----------   -----------   -----------   -------------
Balance, March 30, 1996.....           --      --           300    $ --     $335,599           --      $(406,736)     $ (71,137)
Exchange of common shares
  for Series A Preferred....   58,208,955   $ 582          (300)     --         (582)          --             --             --
Net loss....................           --      --            --      --           --           --       (256,326)      (256,326)
                              -----------   -----    ----------    ----     --------      -------      ---------      ---------
Balance, December 28,
  1996......................   58,208,955     582            --      --      335,017           --       (663,062)      (327,463)
Issuance of additional
  Series A Preferred to
  parent in exchange for
  debt......................   29,850,746     298            --      --      199,702           --             --        200,000
Issuance of stock under
  stock option plan and
  related
  benefits..................           --      --         7,563      --           46           --             --             46
Change in unrealized gain on
  investments in equity
  securities................           --      --            --      --           --      $16,262             --         16,262
Net loss....................           --      --            --      --           --           --       (109,891)      (109,891)
                              -----------   -----    ----------    ----     --------      -------      ---------      ---------
Balance, December 27,
  1997......................   88,059,701     880         7,563      --      534,765       16,262       (772,953)      (221,046)
Issuance of stock under
  stock option and
  restricted
  stock plan................           --      --       524,861       5        1,259           --             --          1,264
Issuance of common stock in
  Initial public offering...           --      --    49,731,225     498      328,348           --             --        328,846
Conversion of preferred
  stock to common stock.....  (88,059,701)   (880)   44,029,850     440          440           --             --             --
Stock compensation..........           --      --            --      --       12,088           --             --         12,088
Stock compensation
  reimbursement due from an
  affiliate.................           --      --            --      --        3,275           --             --          3,275
Change in unrealized gain on
  investments in equity
  securities................           --      --            --      --           --       13,832             --         13,832
Net income..................           --      --            --      --           --           --         31,173         31,173
                              -----------   -----    ----------    ----     --------      -------      ---------      ---------
Balance, December 26,
  1998......................           --   $  --    94,293,499    $943     $880,175      $30,094      $(741,780)     $ 169,432
                              ===========   =====    ==========    ====     ========      =======      =========      =========

                            See accompanying notes.

                               MAXTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  NINE
                                                                 MONTHS          YEAR           YEAR
                                                                 ENDED          ENDED           ENDED
                                                              DECEMBER 28,   DECEMBER 27,   DECEMBER 26,
                                                                  1996           1997           1998
                                                              ------------   ------------   -------------
Cash flows from operating activities:
Net income (loss)...........................................   $(256,326)     $(109,891)      $  31,173
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................      47,064         65,642          74,203
  Stock compensation expense................................          --             --          12,543
  Loss on disposal of property, plant and equipment.........         700          4,366           3,562
  Gain on sale of subsidiary................................      (2,385)            --              --
  Gain on fully reserved note receivable from affiliate.....          --        (20,000)             --
  Other.....................................................        (589)          (157)             --
  Changes in assets and liabilities:
    Accounts receivable.....................................      62,786       (142,860)        (71,971)
    Accounts receivable from affiliates.....................      (1,822)           378           5,135
    Inventories.............................................      61,149        (74,434)          2,120
    Prepaid expenses and other assets.......................       3,839            687         (10,552)
    Accounts payable........................................     (37,297)       102,108         200,394
    Accounts payable to affiliates..........................       4,803         11,563           1,419
    Accrued and other liabilities...........................      13,015         15,885          40,112
                                                               ---------      ---------       ---------
    Total adjustments.......................................     151,263        (36,822)        256,965
                                                               ---------      ---------       ---------
Net cash provided by (used in) operating activities.........    (105,063)      (146,713)        288,138
                                                               ---------      ---------       ---------
Cash flows from investing activities:
  Purchase of marketable securities.........................          --             --         (13,503)
  Proceeds from sale of subsidiary..........................      25,000             --              --
  Cash received on a note receivable from affiliate.........          --         20,000              --
  Purchase of property, plant and equipment.................     (53,780)       (82,489)        (95,230)
  Proceeds from disposals of property, plant and
    equipment...............................................         363            609           3,323
  Other assets..............................................      (7,599)           621           3,635
                                                               ---------      ---------       ---------
  Net cash used in investing activities.....................     (36,016)       (61,259)       (101,775)
                                                               ---------      ---------       ---------
Cash flows from financing activities:
  Proceeds from issuance of debt, including short-term
    borrowings..............................................     410,715        319,363          69,775
  Principal payments on debt, including short-term
    borrowings..............................................    (307,444)      (309,784)       (308,838)
  Proceeds from issuance of common stock....................          --             46         329,655
  Proceeds from intercompany notes issued to parent.........          --        200,000              --
  Net payments under accounts receivable securitization.....      16,327        (16,041)        (79,754)
                                                               ---------      ---------       ---------
  Net cash provided by financing activities.................     119,598        193,584          10,838
                                                               ---------      ---------       ---------
  Net increase (decrease) in cash and cash equivalents......     (21,481)       (14,388)        197,201
  Cash and cash equivalents at beginning of period..........      52,794         31,313          16,925
                                                               ---------      ---------       ---------
  Cash and cash equivalents at end of period................   $  31,313      $  16,925       $ 214,126
                                                               =========      =========       =========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest..................................................   $  13,444      $  26,540       $  24,047
  Income taxes..............................................       2,009          1,025           1,022
Supplemental information on noncash investing and financing
  activities:
Purchase of property, plant and equipment financed by
  accounts payable..........................................       8,171          2,670           2,991
Purchase of property, plant and equipment financed by
  capital leases............................................          --            881              --
Exchange of Common Stock for Series A Preferred Stock.......         582             --              --
Exchange of notes payable for Series A Preferred Stock......          --        200,000              --
Unrealized gain on investments in equity securities.........          --         16,262          13,832
Stock compensation reimbursement due from an affiliate......          --             --           3,275

                            See accompanying notes.

                               MAXTOR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Maxtor Corporation and its wholly-owned subsidiaries ("Maxtor" or the "Company"). All significant intercompany accounts and transactions have been eliminated. From January 1996 through July 30, 1998, Maxtor Corporation operated as a majority-owned subsidiary of Hyundai Electronics America ("HEA"). HEA is a subsidiary of Hyundai Electronics Industries Co. Ltd. ("HEI"), a Korean corporation. In August of 1998, the Company completed an initial public offering of its Common Stock which reduced the ownership interest of HEA to below 50%.

NATURE OF BUSINESS

     The Company develops, manufactures and markets hard disk drive products to customers which sell their products in the personal computer industry. Products are designed for desktop applications to meet both value and high-performance needs of customers. Customers include original equipment manufacturers ("OEMs"), distributors and retailers. The Company relies on suppliers for components including heads, disks and custom integrated circuits. Although printed circuit board assemblies and head stack assemblies are outsourced, head disk assemblies are completed by the Company. Substantially all of the Company's products are manufactured at its manufacturing facility in Singapore and sold worldwide.

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

RISKS AND UNCERTAINTIES

     The Company's business entails a number of risks. As is typical in the disk drive industry, the Company must utilize leading edge components for its new generation of products which may only be available from a limited number of suppliers. While the Company has qualified and continues to qualify multiple sources for many components, it is reliant on, and will continue to be reliant on, the availability of supply from its vendors for many semi-custom and custom integrated circuits, heads, media and other key components. Any customer order cancellations for product or delays of components from vendors could have an adverse impact on the Company's ability to ship products as scheduled to its customers.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash equivalents. The Company has cash equivalent and short-term investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these funds to financial institutions evaluated as highly credit-worthy. The Company's products

                               MAXTOR CORPORATION
are sold worldwide to OEMs, distributors, and retailers. Concentration of credit risk with respect to the Company's trade receivables is limited by the Company's ongoing credit evaluation process and the geographical dispersion of sales transactions. Therefore, the Company generally requires no collateral from its customers. The allowance for doubtful accounts is based upon the expected collectibility of all accounts receivable. As of December 27, 1997, the Company had one customer who accounted for more than 10% of the outstanding trade receivables. As of December 26, 1998, two customers collectively represent approximately 38% of outstanding trade receivables. If the customers fail to perform their obligations to the Company, such failures would have adverse effects upon the Company's financial position, results of operations, cash flows, and liquidity.

FISCAL YEAR

     During 1996, the Company changed its fiscal year end to be consistent with the fiscal year end of HEA. The fiscal year end changed from the last Saturday of March, the date used in the Company's preceding filing of its Form 10-K with the Securities and Exchange Commission, to the last Saturday of December conforming to a 52/53-week year methodology. The fiscal period ended December 28, 1996 comprised 39 weeks. The years ended December 27, 1997 and December 26, 1998 comprised 52 and 53 weeks, respectively.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments, which are purchased with an original maturity of three months or less, to be cash equivalents.

MARKETABLE SECURITIES

     Marketable securities are reflected at cost which approximates market value and consist of investments in interest bearing bonds and money market instruments purchased with an original maturity in excess of three months.

EQUITY SECURITIES

     Included in other current assets are equity securities which are classified as available-for-sale. Available-for-sale securities are carried at market value. Unrealized gains and losses on securities classified as available-for-sale are reported as a separate component of stockholders' equity (deficit) net of applicable tax effects. Deferred taxes allocable to such gains were fully offset by the utilization of available net operating losses. Realized gains and losses on sales of all such investments are included in the results of operations computed using the specific identification cost method.

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

                               MAXTOR CORPORATION

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

ADVERTISING EXPENSE

     Cooperative advertising costs are charged as the related revenue is earned and other advertising costs are expensed as incurred. Advertising costs for the nine months ended December 28, 1996 and the fiscal years ended December 27, 1997 and December 26, 1998 were not significant.

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

FOREIGN CURRENCY TRANSLATION

     The functional currency for all foreign operations is the U.S. dollar. As such, all material foreign exchange gains or losses are included in the determination of net income (loss). Net foreign exchange losses included in net income (loss) for the nine months ended December 28, 1996 and the fiscal years ended December 27, 1997 and December 26, 1998 were immaterial.

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

FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

     The Company accounts for its accounts receivable securitization program in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

STOCK-BASED COMPENSATION

     The Company has elected to continue to follow the provisions of APB No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes and has adopted the disclosure only provisions of SFAS No. 123. "Accounting for Stock-Based Compensation."

                               MAXTOR CORPORATION

NET INCOME (LOSS) PER SHARE

     Net income (loss) per share has been computed in accordance with SFAS 128. Basic net income (loss) per share is computed using the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities are excluded from the computation of diluted net loss per share for those presented periods in which their effect would be anti-dilutive due to the Company's net losses. Net loss per share information presented for the year ended December 27, 1997 is not meaningful due to the very limited number of common shares outstanding during the year. No common shares were outstanding for the nine month period ended December 28, 1996.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior year financial statements to conform to current classifications. These reclassifications had no impact on the Company's prior year net assets or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives which are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for years beginning after June 15, 1999, but companies can early adopt as of the beginning of any fiscal quarter that begins after June 1998. The Company is evaluating the requirements of SFAS 133, but does not expect this pronouncement to materially impact the Company's financial position or results of operations.

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on when costs related to software developed or obtained for internal use should be capitalized or expensed. The SOP is effective for transactions entered into for fiscal years beginning after December 15, 1998. The Company has reviewed the provisions of the SOP and does not believe adoption of this standard will have a material effect upon its financial position or results of operations.

                               MAXTOR CORPORATION

2. SUPPLEMENTAL FINANCIAL STATEMENT DATA (IN THOUSANDS)

                                             DECEMBER 27, 1997    DECEMBER 26, 1998
                                             -----------------    -----------------
Inventories:
  Raw materials............................      $  48,834            $  51,680
  Work-in-process..........................         15,177                8,537
  Finished goods...........................         91,301               92,975
                                                 ---------            ---------
                                                 $ 155,312            $ 153,192
                                                 =========            =========
Prepaid expenses and other:
  Investments in equity securities, at fair
     value.................................      $  16,262            $  30,094
  Prepaid expenses and other...............          4,552               15,104
                                                 ---------            ---------
                                                 $  20,814            $  45,198
                                                 =========            =========
Property, plant and equipment, at cost:
  Buildings................................      $  32,453            $  35,199
  Machinery and equipment..................        213,157              203,947
  Software.................................          7,056               40,779
  Furniture and fixtures...................         11,374               31,213
  Leasehold improvements...................          9,012               11,352
                                                 ---------            ---------
                                                   273,052              322,490
Less accumulated depreciation and
  amortization.............................       (173,716)            (214,200)
                                                 ---------            ---------
Net property, plant and equipment..........      $  99,336            $ 108,290
                                                 =========            =========
Accrued and other liabilities:
  Income taxes payable.....................      $   2,416            $   9,123
  Accrued payroll and payroll-related
     expenses..............................         29,116               46,225
  Accrued warranty.........................         22,716               41,803
  Accrued expenses.........................         21,561               18,786
  Advances under securitization............         79,754                   --
                                                 ---------            ---------
                                                 $ 155,563            $ 115,937
                                                 =========            =========

3. FINANCIAL INSTRUMENTS

FAIR VALUE DISCLOSURES

     The fair values of cash, cash equivalents and marketable securities approximate carrying values due to the short period of time to maturity. The carrying values of equity securities and notes receivable, which are classified in other assets, approximate or are reflected at fair value. The fair value of the Company's fixed rate debt is estimated based on the current rates offered to the Company for similar debt instruments having the same remaining maturities. The fair value of the Company's variable rate debt approximates carrying values as these instruments are adjusted periodically during the course of the year at market prices. The fair value of the Company's subordinated debentures is based on the bid price of the last trade at the end of each fiscal year.

                               MAXTOR CORPORATION

     The carrying and fair values of the Company's financial instruments are as follows (in thousands):

                                            DECEMBER 27, 1997         DECEMBER 26, 1998
                                          ----------------------    ----------------------
                                          CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                           AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                          --------    ----------    --------    ----------
Cash and cash equivalents...............  $ 16,925     $ 16,925     $214,126     $214,126
Marketable securities...................        --           --       13,503       13,503
Notes receivable........................     3,850        3,850           51           51
Equity securities.......................    16,262       16,262       30,094       30,094
Short and long-term debt:
  fixed rates...........................    13,800       13,800           --           --
  variable rates........................   210,570      210,570           --           --
  debt to affiliate.....................    65,000       65,000       55,000       55,000
Subordinated debentures.................   100,000       70,000       95,000       60,800

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company attempts to minimize the impact of foreign currency exchange rate changes on certain underlying assets, liabilities and anticipated cash flows for operating expenses denominated in foreign currencies by entering into short-term foreign exchange (primarily forward purchase and sale) contracts. The Company's policy is to hedge all material transaction exposures on a quarterly basis. Contracts are generally entered into at the end of each fiscal quarter to reduce foreign currency exposures for the following fiscal quarter. Contracts generally have maturities of three months or less. Any gains or losses on these instruments are accounted for in accordance with SFAS No. 52, "Foreign Currency Translation," and are generally included in cost of revenue. Unrealized gains or losses on foreign currency forward contracts that are designated and effective as hedges of firm commitments, are deferred and recorded in the same period as the underlying transaction. Notional amounts of outstanding currency forward contracts were $0 and $0.3 million, as of December 27, 1997 and December 26, 1998, respectively.

SALE OF ACCOUNTS RECEIVABLES

     On July 31, 1998, the Company entered into a three year agreement with Fleet Bank for a $200.0 million asset securitization program. Under the Fleet program, the Company sells all of its eligible trade accounts receivable on a non-recourse basis through a special purpose entity. At December 26, 1998, $100.0 million of accounts receivable had been sold under this arrangement and have been excluded from the Company's balance sheet.

4. INTERNATIONAL MANUFACTURING SERVICES

     In May 1996, the Company entered into an agreement to sell a majority interest in International Manufacturing Services, Inc. ("IMS"), previously a wholly-owned subsidiary, to certain members of IMS management and other investors. At completion of the transaction in June 1996, the Company received $25.0 million in cash and $20.0 million in notes from IMS, and retained a 24% ownership interest in IMS. The note receivable, which was fully reserved at the time of sale, was recovered in the fourth quarter of 1997 resulting in a gain of $20.0 million. As of December 26, 1998, the Company's ownership interest was 16%.

     The Company outsources most of its printed circuit board assembly to IMS; IMS supplies the Company with printed circuit boards, sub-assemblies and fully integrated products under a manufacturing services agreement. The Company made purchases from IMS in the fiscal periods ended December 28, 1996, December 27, 1997 and December 26, 1998 amounted to $191.9 million, $115.3 million and $118.6 million, respectively.

                               MAXTOR CORPORATION

5. SEGMENT AND MAJOR CUSTOMERS INFORMATION

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 31, 1997. SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting and introduces requirements for interim reporting of segment information.

     The Company has determined that it has a single reportable segment consisting of the design, manufacture and sale of data storage products for desktop computer systems used in heterogeneous computing environments. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. The Company has a world-wide sales, service and distribution network. Products are marketed and sold through a direct sales force to OEMs, distributors and retailers in the United States, Europe and Asia Pacific.

     Operations outside the United States primarily consist of the manufacturing plant in Singapore that produces subassemblies and final assemblies for the Company's disk drive products. Revenue from external customers and long-lived asset information by geographic area for each of the three fiscal periods is presented in the following table:

                                                        U.S.      INTERNATIONAL   CONSOLIDATED
                                                     ----------   -------------   ------------
                                                                  (IN THOUSANDS)
NINE MONTHS ENDED DECEMBER 28, 1996
Revenue from unaffiliated customers................  $  751,597    $   20,058      $  771,655
Revenue from affiliated customers..................      25,712         1,517          27,229
                                                     ----------    ----------      ----------
Total revenue......................................  $  777,309    $   21,575      $  798,884
                                                     ==========    ==========      ==========
Long-lived assets..................................  $   34,020    $   58,053      $   92,073
                                                     ==========    ==========      ==========
YEAR ENDED DECEMBER 27, 1997
Revenue from unaffiliated customers................  $1,384,703    $       96      $1,384,799
Revenue from affiliated customers..................      39,521            --          39,521
                                                     ----------    ----------      ----------
Total revenue......................................  $1,424,224    $       96      $1,424,320
                                                     ==========    ==========      ==========
Long-lived assets..................................  $   35,972    $   63,364      $   99,336
                                                     ==========    ==========      ==========
YEAR ENDED DECEMBER 26, 1998
Revenue from unaffiliated customers................  $2,402,072    $      214      $2,402,286
Revenue from affiliated customers..................       6,242            --           6,242
                                                     ----------    ----------      ----------
Total revenue......................................  $2,408,314    $      214      $2,408,528
                                                     ==========    ==========      ==========
Long-lived assets..................................  $   41,912    $   66,378      $  108,290
                                                     ==========    ==========      ==========

     Revenue from unaffiliated and affiliated customers is based on the origin of the sale. Long-lived assets located outside the United States consist principally of the Company's manufacturing operations located in Singapore which amounted to $56.3 million, $62.1 million, and $65.5 million as of December 28, 1996, December 27, 1997, and December 26, 1998, respectively.

     The Company's export sales represented 48%, 40% and 38% of total revenue for the nine months ended December 28, 1996, the year ended December 27, 1997 and the year ended December 26, 1998, respectively. Approximately 38%, 57% and 59% of export sales were to Europe, while 55%, 36% and 35% of export sales were to Asia Pacific for the nine months ended December 28, 1996, the year ended December 27, 1997 and the year ended December 26, 1998, respectively.

                               MAXTOR CORPORATION

     During the nine months ended December 28, 1996, one customer, SED International, accounted for 11% of the Company's revenue. During the year ended December 27, 1997, two customers, Compaq and Dell, accounted for approximately 21% and 10%, respectively, of the Company's revenue. During the year ended December 26, 1998, two customers, Dell and IBM, accounted for approximately 27% and 15%, respectively, of the Company's revenue.

     Sales to OEMs represented 52%, 64% and 77% of total revenue for the nine months ended December 28, 1996, the year ended December 27, 1997 and the year ended December 26, 1998, respectively.

6. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

     Short-term Borrowings and long-term debt consist of the following (in thousands):

                                                             DECEMBER 27,    DECEMBER 26,
                                                                 1997            1998
                                                             ------------    ------------
5.75% Subordinated Debentures due March 1, 2012............    $100,000        $ 95,000
Short-term borrowings; interest payable at variable rates
  ranging from 6.24% to 7.88% per annum....................      80,967              --
Short-term borrowings due to affiliate; interest payable at
  rate of 10.29%...........................................      65,000              --
Short-term borrowing; interest payable at a rate of 6.52%;
  collateralized by equipment..............................      13,800              --
Long-term debt due affiliate; interest payable at rate of
  7.65%....................................................          --          55,000
Long-term debt, interest payable at variable rates ranging
  from 6.18% to 6.24% per annum............................     129,000              --
Other obligations, including capital leases................         603             307
                                                               --------        --------
                                                                389,370         150,307
Less amounts due within one year...........................     165,057           5,261
                                                               --------        --------
Due after one year.........................................    $224,313        $145,046
                                                               ========        ========

     Future aggregate maturities as of December 26, 1998 are as follows:

                  FISCAL YEAR ENDING                     (IN THOUSANDS)
                  ------------------                     ---------------
1999...................................................     $  5,261
2000...................................................        5,046
2001...................................................       60,000
2002...................................................        5,000
2003...................................................        5,000
Later years............................................       70,000
                                                            --------
     Total.............................................     $150,307
                                                            ========

     Interest on the Subordinated Debentures ("Debentures") is payable on March 1 and September 1 of each year. The Debentures are convertible at the option of the holder into a cash payment of $167.50 for each $1,000 principal amount at any time. The Debentures, at the option of the Company, are redeemable at 100.575% of principal amount as of March 30, 1996 and thereafter at prices adjusting to the principal amount on or after March 1, 1997, plus accrued interest. The Debentures are entitled to a sinking fund of $5.0 million principal amount of Debentures, payable annually beginning March 1, 1998, which is calculated to retire at least 70% of the Debentures prior to maturity. The Debentures are subordinated in right to payment to all senior indebtedness.

                               MAXTOR CORPORATION

     On July 31, 1998, the Company replaced its short-term borrowings from HEA of $55.0 million with a three year subordinated note due July 31, 2001. This note bears interest of LIBOR plus 2.0% (currently 7.65%) which is payable semi-annually. As of December 26, 1998, $55.0 million was outstanding on this note.

     At December 27, 1997, the Company had outstanding obligations under various credit facilities which were guaranteed by HEI. During 1998, borrowings under all of these facilities were paid off and the related agreements terminated.

7. COMMITMENTS AND CONTINGENCIES

     The Company leases certain of its principal facilities and certain machinery and equipment under operating lease arrangements. The future minimum annual rental commitments as of December 26, 1998 are as follows:

                  FISCAL YEAR ENDING                     (IN THOUSANDS)
                  ------------------                     --------------
1999...................................................     $11,976
2000...................................................       7,869
2001...................................................       5,927
2002...................................................       4,716
2003...................................................         813
Later years............................................       9,055
                                                            -------
     Total.............................................     $40,356
                                                            =======

     The above commitments extend through fiscal year 2016. Rental expense was approximately $8.9 million for the nine months ended December 28, 1996, $10.7 million for the year ended December 27, 1997, and $11.6 million for the year ended December 26, 1998.

     Pursuant to a sublicense agreement with HEI, the Company is obligated to pay a portion of an IBM license royalty fee otherwise due from HEI. Such payments are due in annual installments through 2007. As of December 26, 1998, aggregate future payments under this commitment are estimated at $14.3 million.

LEGAL PROCEEDINGS

     The Company currently is involved in a dispute with StorMedia Incorporated ("StorMedia"), which arises out of an agreement among the Company, StorMedia and HEI which became effective on November 17, 1995. In that agreement, StorMedia agreed to supply disk media to the Company. StorMedia's disk media did not meet the Company's specifications and functional requirements as required by the agreement and the Company ultimately terminated the agreement.

     After a class action securities lawsuit was filed against StorMedia by certain of its shareholders in September 1996 which alleged, in part, that StorMedia failed to perform under the agreement, StorMedia sued HEI, Mong Hun Chung (HEI's chairman), Dr. Chong Sup Park (HEA's President and the individual who signed the StorMedia Agreement on behalf of the Company) and K.S. Yoo (the individual who signed the StorMedia Agreement on behalf of HEI) (collectively the "Original Defendants") in federal court (the "Federal Suit"). In the Federal Suit, StorMedia alleged that at the time HEI entered into the StorMedia Agreement, it knew that it would not and could not purchase the volume of products it committed to purchase, and that failure to do so caused damages to StorMedia in excess of $206 million.

     In December 1996, the Company filed a complaint against StorMedia and William Almon (StorMedia's Chairman and Chief Executive Officer) in a Colorado state court seeking approximately $100 million in damages and alleging, among other claims, breach of contract, breach of implied warranty of fitness and fraud under the StorMedia Agreement (the "Colorado Suit"). This proceeding was stayed pending resolution of the

                               MAXTOR CORPORATION

Federal Suit. The Federal Suit was permanently dismissed early in February 1998. On February 24, 1998, StorMedia filed a new complaint in a California state court for $206 million, alleging fraud and deceit against the Original Defendants and negligent misrepresentation against HEI and the Company (the "California Suit"). On May 18, 1998, the stay on the Colorado Suit was lifted by the Colorado state court. The Company's motion to dismiss, or in the alternative, stay the California Suit, is pending. On September 9, 1998, the California Suit was stayed pending resolution of the Colorado Suit. On October 11, 1998, StorMedia filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Act. This bankruptcy filing caused an automatic stay of proceedings against StorMedia, including the Colorado Suit. StorMedia has not prosecuted its claims against the Company since it filed for bankruptcy protection.

     The Company believes that it has valid defenses against the claims alleged by StorMedia and intends to defend itself vigorously. However, due to the nature of litigation and because the pending lawsuits are in the very early pre-trial stages, the Company cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. The litigation could result in significant diversion of time by the Company's technical personnel, as well as substantial expenditures for future legal fees. After considering the nature of the claims and facts relating to the litigation, including the results of preliminary discovery, the Company's management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition or results of operations. However, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance that they will not have a material adverse effect on the Company's business, financial position and results of operations.

     The Company has been notified of other claims, including claims of patent infringement. While the final outcome of these claims cannot be determined at this time, the Company believes that resolution of these claims will not have a material adverse effect on its business, financial condition or results of operations.

     No amounts have been reserved in the accompanying consolidated financial statements for any legal claims or actions.

8. RELATED PARTY TRANSACTIONS

  Relationship with HEA and HEI

     In 1994, HEI and certain of its affiliates purchased 40% of the Company's outstanding common stock for $150.0 million in cash. In early 1996, HEA acquired all of the remaining shares of publicly-held common stock in a tender offer and merger for $215.0 million in cash and also acquired all of the Company's common stock held by HEI and its affiliates. The Company operated as a wholly owned subsidiary of HEA until completion of its July 31, 1998 initial public offering which reduced the ownership interest of HEA to below 50%.

     From August 1995 through July 1998, HEI and its affiliates guaranteed various credit facilities of the Company, all of which were repaid and related guarantee arrangements terminated in connection with the Company's initial public offering.

     The Company's board of directors has established an affiliated transactions committee which consists entirely of directors who are not employed by HEA, any affiliate thereof or the Company. The board of directors has adopted resolutions requiring this Affiliated Transactions Committee to review any material transactions between Maxtor on the one hand, and HEA or its affiliates on the other. Also, the Company's Amended and Restated Certificate of Incorporation have certain provisions concerning the conduct of certain affairs of the Company as they may involve HEA and its affiliates on the one hand and the Company on the other.

                               MAXTOR CORPORATION

  Transactions with Affiliates

     In December 1995, HEA loaned the Company $100 million, which was due on April 10, 1996 and accrued interest at LIBOR plus 0.65%, with interest payable at maturity. This $100 million loan was replaced in April 1996 with a one year $100 million revolving line of credit bearing interest at HEA's cost of funds plus 0.10%, with interest payable quarterly. In July 1996, the Company borrowed an additional $35 million from HEA due in August 1996, bearing interest at LIBOR plus 0.70% with interest payable at maturity; this loan was repaid at maturity. In April 1997, HEA renewed the revolving line of credit with a borrowing limit of $150 million which was increased to $185 million in June 1997, and to $270 million in August 1997. In December 1997, $200 million of this outstanding indebtedness was cancelled in exchange for 29,850,746 shares of the Company's preferred stock, the borrowing limit was reduced to $150 million, and $5 million in principal was repaid. In January 1998, the Company repaid an additional $10 million in principal. In April 1998, the revolving line of credit was renewed with a borrowing limit of $100 million. On July 31, 1998, the revolving line, which had an outstanding principal balance of $55.0 million, was replaced with a three-year subordinated term note in the same principal amount. This note matures on July 31, 2001 and bears interest, payable semi-annually, at a rate equal to six-month LIBOR plus 2.0%, currently 7.65%.

     Revenue and related cost of revenue from affiliates consists principally of product sales to HEI for all periods presented.

     The cost of revenue includes certain component parts purchased from MMC Technology, Inc., a wholly owned subsidiary of HEA, amounting to $13.2 million during the year ended December 31, 1997 and $146.8 million during the year ended December 26, 1998. The cost of revenue also includes certain component parts purchased from HEI which to date have not been significant.

     Pursuant to a sublicense agreement with HEI, the Company is obligated to pay a portion of an IBM license royalty fee otherwise due from HEI. Such payments are due in annual installments through 2007. For the year ended December 26, 1998, the Company recorded expense of $1.1 million in connection with this commitment.

     HEA currently is an unconditional guarantor of the Company's facilities lease in Milpitas, California. The aggregate rent under the lease is currently $6.7 million per annum.

     The Company's rights to its newly implemented SAP information system are governed by a license agreement between Hyundai Information Technology and SAP.

  Stockholder Agreement with HEA and HEI

     The Company, HEA and HEI ("Hyundai Affiliates") are parties to a stockholder agreement which includes provisions for HEA to nominate directors based on the ownership interest of the Hyundai Affiliates, prohibition of certain proxy solicitations by Hyundai Affiliates, and rights of the Hyundai Affiliates to maintain stock ownership.

     When the Hyundai Affiliates beneficially own less than a majority, but at least 30% of the outstanding voting stock, HEA has the right to designate for nomination one director in each of the three classes of the Company's board of directors.

     Standstill and Right to Maintain Ownership; Substantial Stock
Ownership. Hyundai Affiliates are not permitted to acquire additional shares of voting stock except for two reasons. First, Hyundai Affiliates may purchase voting stock if a third party makes a tender offer or exchange offer for at least 40% or accumulates more than 20% of voting stock, unless these actions by the third party have been approved by a majority of directors who are not employees of any Hyundai entity or Maxtor. Second, Hyundai Affiliates may purchase voting stock through December 31, 2000, if as a result of an issuance of common stock or other equity securities, Hyundai Affiliates will own in the aggregate less than 30% of outstanding voting stock, plus one

                               MAXTOR CORPORATION
share (the "Minimum Ownership") following such issuance. The prohibition on Hyundai Affiliates' acquisition of voting stock terminates on the earlier of December 31, 2001 or such time as the Hyundai Affiliates beneficially own less than 20% of outstanding voting stock.

     Agreement Not to Compete. HEA and HEI also have agreed not to compete with the Company in the design, development, manufacture, marketing or sale of hard disk drives through July 2003. Despite this agreement, Hyundai Affiliates are permitted to make investments of up to 3% of the outstanding stock of a publicly traded corporation.

9. STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

     In the third quarter of 1998, the Company completed the issuance of 49,731,225 shares of its common stock in an initial public offering. The Company received approximately $328.8 million, net of issuance costs and underwriters' commissions. Approximately $200.0 million of the proceeds have been used for repayment of certain outstanding indebtedness under credit facilities due to various banks (see Note 6). Upon closing of the July 1998 public offering, all outstanding shares of the Series A Preferred Stock converted into 44,029,850 shares of common stock. As a result of the July 1998 public offering, the Company ceased to be a majority-owned subsidiary of HEI and therefore no longer is subject to HEI's previous commitment of financial support.

     On May 29, 1998, the Board of Directors approved a one-for-two reverse split of the Company's outstanding common stock, which became effective upon the Company's filing of an amended and restated certificate of incorporation in Delaware on July 24, 1998. All references in the financial statements to the number of the Company's common shares and price per share amounts, as well as the conversion ratio of preferred shares, have been retroactively restated to reflect the reverse split. The Board of Directors also approved the increase of the Company's authorized common stock to 250,000,000 shares.

RESTRICTED STOCK PLAN

     On May 29, 1998, the Company adopted the 1998 Restricted Stock Plan which provides for awards of shares of common stock to certain executive employees. Restricted stock awarded under this plan vests three years from the date of grant and is subject to forfeiture in the event of termination of employment with the Company. The Company has granted 390,000 shares of common stock under this plan. Compensation cost based on the fair market value of the Company's stock at the date of grant is reported as compensation expense on a ratable basis over the vesting periods. For the year ended December 26, 1998, compensation expense recorded in connection with the Restricted Stock Plan amounted to $455,000.

  1998 Employee Stock Purchase Plan

     A total of 1.7 million shares of the Company's common stock have been reserved for issuance under the Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan"), none of which were issued as of December 26, 1998. The Purchase Plan permits eligible employees to purchase the Company's common stock at a discount, but only through accumulated payroll deductions, during sequential 6-month offering periods. Participants will purchase shares on the last day of each offering period. In general, the price at which shares are purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of a share of common stock on (a) the first day of the offering period, or (b) the purchase date. Offering periods of the Purchase Plan generally begin on February 16 and August 16 of each year, although the initial offering period under the Purchase Plan commenced on July 30, 1998.

                               MAXTOR CORPORATION

STOCK OPTIONS

     The Company grants options pursuant to its 1996 Stock Option Plan (the "Plan") which was approved by the Board of Directors in May 1996. Options under the Plan expire ten years from the date of grant.

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

     The Company amended and restated the Plan in February 1998 to remove certain provisions which had given rise to variable accounting, and offered and modified employee option agreements in the second quarter of 1998 for the majority of employees which had previously held variable options to achieve fixed-award accounting. To comply with the variable plan accounting required prior to these amendments, the Company recorded compensation expense related to the difference between the estimated fair market value of its stock and the stated exercise price of the Company's options. Compensation cost was reflected in accordance with Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

     The following table summarizes option activity through December 26, 1998:

                                                                OPTIONS OUTSTANDING
                                                   ----------------------------------------------
                                        SHARES                  WEIGHTED AVERAGE
                                      AVAILABLE                  EXERCISE PRICE      AGGREGATE
                                      FOR GRANT      SHARES        PER SHARE           VALUE
                                      ----------   ----------   ----------------   --------------
                                                                                   (IN THOUSANDS)
Balance at March 30, 1996...........          --           --            --                --
Shares reserved.....................   5,136,084           --            --                --
Options granted.....................  (4,661,099)   4,661,099        $ 6.00           $27,966
Option canceled.....................   1,108,349   (1,108,349)         6.00            (6,650)
                                      ----------   ----------                         -------
Balance at December 28, 1996........   1,583,334    3,552,750          6.00            21,316
Options granted.....................  (1,622,375)   1,622,375          6.00             9,735
Options exercised...................          --       (7,563)         6.00               (46)
Option canceled.....................     759,645     (759,645)         6.00            (4,558)
                                      ----------   ----------                         -------
Balance at December 27, 1997........     720,604    4,407,917          6.00            26,447
Shares reserved.....................   8,663,234           --            --                --
Options granted.....................  (5,848,761)   5,848,761         10.16            59,431
Options exercised...................          --     (134,862)         6.00              (809)
Options cancelled...................     815,857     (815,857)         7.77            (6,339)
                                      ----------   ----------                         -------
Balance at December 26, 1998........   4,350,934    9,305,959          8.46           $78,730
                                      ==========   ==========                         =======

     There were no shares vested as of December 28, 1996 and 1,221,518 shares vested, but unexercised as of December 27, 1997 at a weighted average exercise price of $6.00. There were 2,543,703 shares vested but unexercised at December 26, 1998 at a weighted average exercise price of $6.01. There were 7,563 shares exercised subject to repurchase as of December 27, 1997 and no shares exercised subject to repurchase as of December 28, 1996 and December 26, 1998.

                               MAXTOR CORPORATION

     On July 30, 1998 the Company reduced the exercise price of options to purchase 437,763 shares. The exercise price of such options originally ranged from $8.00 to $9.50 per share and was reduced to $7.00 per share, the fair market value of the Company's common stock as of that date.

     The following table summarizes information for stock options outstanding at December 26, 1998:

                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
------------------------------------------------------   ----------------------
                                 WEIGHTED
                                  AVERAGE     WEIGHTED                 WEIGHTED
   RANGE OF                      REMAINING    AVERAGE                  AVERAGE
   EXERCISE         NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
     PRICE        OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
   --------       -----------   -----------   --------   -----------   --------
$ 6.00 - $ 6.00    4,909,265       8.07        $ 6.00     2,540,806     $ 6.00
$ 7.00 - $12.97    1,497,802       9.55        $ 7.28         1,170     $ 7.00
$13.19 - $15.63    2,898,892       9.88        $13.24         1,727     $14.26
                   ---------                              ---------
$ 6.00 - $15.63    9,305,959       8.87        $ 8.46     2,543,703     $ 6.01
                   =========                              =========

     The Company accounts for its stock option and employee stock purchase plans in accordance with APB 25 and related interpretations. The following information concerning such plans is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

     During 1997, the Company also granted options to the employees of MMC Technology, a wholly owned subsidiary of HEA. As of December 26, 1998, there were 523,960 options outstanding pursuant to these grants which are included in the table above. The Company measures compensation cost for options granted to non-employees at their fair value in accordance with Emerging Issues Task Force No. 96-18. MMC Technology has agreed to reimburse the Company for any compensation expense arising from these grants. Accordingly, compensation costs related to the MMC grants are reported as a receivable from affiliates.

     The fair value of option grants has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                NINE MONTHS
                                                   ENDED         YEAR ENDED      YEAR ENDED
                                                DECEMBER 28,    DECEMBER 27,    DECEMBER 26,
                                                    1996            1997            1998
                                                ------------    ------------    ------------
Risk-free interest rate.....................      6.18%           5.86%           5.07%
Weighted average expected life..............     5 years        4.5 years        4 years
Volatility..................................       --               --             62%
Dividend yield..............................       --               --             --

     No price volatility is assumed for 1996 and 1997 because the Company's equity securities were not traded publicly. No dividend yield is assumed as the Company has not paid dividends and has no plans to do so.

     The weighted average expected life was calculated based on the vesting period and the expected life at the date of grant. The risk-free interest rate was calculated based on rates prevailing during grant periods and the expected life of the options at the date of grants. The weighted average fair values of options granted to employees during the nine months ended December 28, 1996 and the fiscal years ended December 28, 1997 and December 26, 1998 were $1.34, $0.84 and $4.54, respectively.

     Pursuant to SFAS 123, the Company also estimates the fair value of employee's purchase rights under the Employee Stock Purchase Plan and unvested shares issued under the Restricted Stock Plan using the Black-Scholes valuation model. The fair value of purchase rights under the Employee Stock Purchase Plan for the year ended December 26, 1998 was $2.58 which was estimated using the following assumptions: a weighted-average expected life of 0.5 years; expected volatility of 0.62; and weighted-average risk-free interest

                               MAXTOR CORPORATION
rates of 5.03 percent. The fair value of unvested shares issued under the Restricted Stock Purchase Plan for the year ended December 26, 1998 was $3.73 which was estimated using the following assumptions: a weighted-average expected life of 3.0 years; expected volatility of 0.62; and weighted-average risk-free interest rates of 5.52 percent.

     The following pro forma net income (loss) information for the Company's stock options, restricted stock and employee stock purchase plan has been prepared following the provisions of SFAS 123 in thousands, except per share data:

                                                        NINE MONTHS ENDED
                                                        DECEMBER 28, 1996
                                                    --------------------------
                                                    AS REPORTED     PRO FORMA
                                                    -----------    -----------
Net loss..........................................  $   256,326    $   257,488
Net income per share -- diluted...................           --             --

                                                            YEAR ENDED
                                                        DECEMBER 27, 1997
                                                    --------------------------
                                                    AS REPORTED     PRO FORMA
                                                    -----------    -----------
Net loss..........................................  $   109,891    $   111,613
Net loss per share -- diluted.....................  $(58,112.64)   $(59,023.27)

                                                            YEAR ENDED
                                                        DECEMBER 26, 1998
                                                    --------------------------
                                                    AS REPORTED     PRO FORMA
                                                    -----------    -----------
Net income........................................  $    31,173    $    21,481
Net income per share -- diluted...................  $      0.47    $      0.33

     The pro forma net income (loss) disclosures made above are not necessarily representative of the effects on pro forma net income (loss) for future years as options granted typically vest over several years and additional option grants are expected to be made in future years. Pro forma net loss per share information presented for the year ended December 27, 1997 is not meaningful due to the very limited number of common shares outstanding during such period. No common shares were outstanding for the nine month period ended December 28, 1996.

10. INCOME TAXES

     The provision for income taxes consists of the following:

                                        NINE MONTHS              YEAR ENDED
                                           ENDED        ----------------------------
                                        DECEMBER 28,    DECEMBER 27,    DECEMBER 26,
                                            1996            1997            1998
                                        ------------    ------------    ------------
                                                       (IN THOUSANDS)
Current:
  U.S.................................         --              --          $5,563
  Foreign.............................     $1,124          $1,035           2,000
Deferred:
  Foreign.............................       (300)             --              --
                                           ------          ------          ------
  Total...............................     $  824          $1,035          $7,563
                                           ======          ======          ======

     The provision for income taxes differs from the amount computed by applying the U.S. statutory rate of 35% to the income (loss) before income taxes for the nine months ended December 28, 1996 and the fiscal

                               MAXTOR CORPORATION
years ended December 27, 1997 and December 26, 1998. The principal reasons for this difference are as follows:

                                        NINE MONTHS              YEAR ENDED
                                           ENDED        ----------------------------
                                        DECEMBER 28,    DECEMBER 27,    DECEMBER 26,
                                            1996            1997            1998
                                        ------------    ------------    ------------
                                                       (IN THOUSANDS)
Income tax expense (benefit) at U.S.
  statutory rate......................    $(89,442)       $(38,100)       $ 13,558
Tax savings from foreign operations...     (27,104)        (63,487)        (55,556)
Repatriated foreign earnings..........          --              --         106,853
U.S. loss not providing current tax
  benefit.............................      52,722         100,748              --
Benefit of prior years U.S. losses....          --              --         (63,875)
Valuation of temporary differences....      64,492           2,361            (382)
Stock compensation expense............          --              --           4,132
Alternative minimum tax...............          --              --           2,500
Other.................................         156            (487)            333
                                          --------        --------        --------
          Total.......................    $    824        $  1,035        $  7,563
                                          ========        ========        ========

     Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                     DECEMBER 27,    DECEMBER 26,
                                                         1997            1998
                                                     ------------    ------------
Deferred tax assets:
Inventory reserves and accruals....................   $   8,975       $  11,802
Depreciation.......................................       6,149           6,254
Sales related reserves.............................      11,006          23,521
Net operating loss carryforwards...................     218,718         113,977
Tax credit carryforwards...........................      19,335          22,231
Capitalized research and development...............     102,049          92,263
Notes receivable reserve...........................       1,220           1,712
Other..............................................      10,965           8,283
                                                      ---------       ---------
          Total deferred tax assets................     378,417         280,043
Valuation allowance for deferred tax assets........    (284,140)       (267,549)
                                                      ---------       ---------
Net deferred tax assets............................   $  94,277       $  12,494
                                                      =========       =========
Deferred tax liabilities:
Unremitted earnings of certain foreign entities....   $  88,585       $   1,961
Unrealized gain on investments in equity
  securities.......................................       5,692          10,533
                                                      ---------       ---------
          Total deferred tax liabilities...........   $  94,277       $  12,494
                                                      =========       =========

     Pre-tax income from foreign operations was approximately $79.0 million for the nine months ended December 28, 1996, and $86.0 million and $172.3 million for the years ended December 27, 1997 and December 26, 1998, respectively. Subject to its continued compliance with certain legal requirements, the Company currently enjoys a tax holiday for its operations in Singapore that has been extended until June 30, 2003.

                               MAXTOR CORPORATION

     During the fiscal years ended December 27, 1997 and December 26, 1998, the valuation allowance for deferred tax assets increased by $32.7 million and decreased by $16.6 million, respectively.

     At December 26, 1998, for federal income tax purposes, the Company had net operating loss carryforwards of $317.0 million and tax credit carryforwards of approximately $19.6 million which will expire beginning in fiscal years 2008 and 1999, respectively. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. The Company determined it had undergone such an ownership change. Consequently, utilization of approximately $269.0 million of net operating loss carryforwards and the deduction equivalent of approximately $19.6 million of tax credit carryforwards will be limited to approximately $16.0 million per year. However, with additional tax planning, the net operating loss carryforwards limitation of $16.0 million per year can be increased.

     The Company was part of the HEA consolidated group for federal income tax returns for periods from early 1996 to August 1998 (the "Affiliation Period"). As a member of the HEA consolidated group, the Company was subject to a tax allocation agreement. For financial reporting purposes, however, Company's tax loss is computed on a separate tax return basis, and, as such, Company did not record any tax benefit in its financial statements for the amount of the net operating loss included in the HEA consolidated income tax return.

     The Company ceased to be a member of the HEA consolidated group as of August 1998. The Company remains liable for its share of the total consolidated or combined tax return liability of the HEA consolidated group prior to August 1998. The Company has agreed to indemnify or reimburse HEA if there is any increase in its share of the consolidated or combined tax return liability resulting from revisions to the Company's taxable income or revisions to another HEA member's taxable income, except to the extent such revisions to another HEA member's taxable income are made after September 15, 1999.

11. NET INCOME (LOSS) PER SHARE

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income
(loss) per share calculations is provided as follows (in thousands, except share and per share amounts):

                                              NINE MONTHS
                                                 ENDED         YEAR ENDED      YEAR ENDED
                                              DECEMBER 28,    DECEMBER 27,    DECEMBER 26,
                                                  1996            1997            1998
                                              ------------    ------------    ------------
NUMERATOR -- BASIC AND DILUTED
Net income (loss)...........................   $(256,326)     $  (109,891)    $    31,173
                                               =========      ===========     ===========
Net income (loss) available to common
  stockholders..............................   $(256,326)     $  (109,891)    $    31,173
                                               =========      ===========     ===========
DENOMINATOR
Basic weighted average common shares
  outstanding...............................          --            1,891      38,295,095
EFFECT OF DILUTIVE SECURITIES
  -- Common stock options...................          --               --       1,391,428
  -- Convertible preferred stock............          --               --      26,127,603
                                               ---------      -----------     -----------
Diluted weighted average common shares......          --            1,891      65,814,126
                                               =========      ===========     ===========
Basic net income (loss) per share (see Note
  1)........................................   $      --      $(58,112.64)    $      0.81
                                               =========      ===========     ===========
Diluted net income (loss) per share.........   $      --      $(58,112.64)    $      0.47
                                               =========      ===========     ===========

                               MAXTOR CORPORATION

     The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive:

                                                    NINE MONTHS
                                                       ENDED        YEAR ENDED     YEAR ENDED
                                                    DECEMBER 28,   DECEMBER 27,   DECEMBER 26,
                                                        1996           1997           1998
                                                    ------------   ------------   ------------
Stock options.....................................    3,552,000      4,408,000            --
Convertible preferred stock.......................   29,104,000     44,030,000            --

     Pro forma net income (loss) per share information reflecting the 44,029,850 shares of convertible preferred stock as if converted on issuance is presented as follows:

                                                   NINE MONTHS
                                                      ENDED        YEAR ENDED     YEAR ENDED
                                                   DECEMBER 28,   DECEMBER 27,   DECEMBER 26,
                                                       1996           1997           1998
                                                   ------------   ------------   ------------
NUMERATOR -- BASIC AND DILUTED
Net income (loss)................................  $  (256,326)   $  (109,891)   $    31,173
                                                   ===========    ===========    ===========
Net income (loss) available to common
  stockholders...................................  $  (256,326)   $  (109,891)   $    31,173
                                                   ===========    ===========    ===========
DENOMINATOR -- PRO FORMA
Pro forma basic weighted average common shares
  outstanding....................................   14,552,000     30,350,000     64,422,698
Effect of dilutive common stock options..........           --             --      1,391,428
                                                   -----------    -----------    -----------
Pro forma diluted weighted average common
  shares.........................................   14,552,000     30,350,000     65,814,126
                                                   ===========    ===========    ===========
Pro forma basic net income (loss) per share......  $    (17.62)   $     (3.62)   $      0.81
                                                   ===========    ===========    ===========
Pro forma diluted net income (loss) per share....  $    (17.62)   $     (3.62)   $      0.47
                                                   ===========    ===========    ===========

12. EMPLOYEE BENEFIT PLAN

401(k) PLAN

     The Company maintains a retirement and deferred savings plan for its employees (the "401(k) Plan") that is intended to qualify as a tax-qualified plan under the Code. The 401(k) Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation (up to a statutory limit). Under the 401(k) Plan, the Company may make discretionary contributions. The Company's contributions to the 401(k) Plan for the fiscal periods ended December 28, 1996, December 27, 1997 and December 26, 1998 were $1.2 million, $1.6 million and $2.0 million, respectively. All amounts contributed by participants and earnings on such contributions are fully vested at all times.

                               MAXTOR CORPORATION

13. UNAUDITED QUARTERLY RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED
                       -------------------------------------------------------------------------------
                       MARCH 29,   JUNE 28,   SEPTEMBER 27,   DECEMBER 27,    MARCH 28,     JUNE 27,
                         1997        1997         1997            1997          1998          1998
                       ---------   --------   -------------   ------------   -----------   -----------
Revenue..............  $247,008    $283,094     $392,226      $   501,992    $   549,617   $   531,265
Gross profit
  (loss).............  $ (7,108)   $  2,767     $ 21,547      $    54,178    $    62,255   $    62,476
Net income (loss)....  $(54,986)   $(46,608)    $(31,363)     $    23,066    $   (10,319)  $     5,416
Net income (loss) per
  share --
  basic..............        --          --           --      $  3,050.25*   $   (672.16)* $    164.02*
  diluted............        --          --           --      $      0.52    $     (0.23)  $      0.12
Shares used in per
  share
  calculation --
  basic..............        --          --           --            7,563         15,352        33,020
  diluted............        --          --           --       44,037,413     44,037,413    44,801,870

                            THREE MONTHS ENDED
                       ----------------------------
                       SEPTEMBER 26,   DECEMBER 26,
                           1998            1998
                       -------------   ------------
Revenue..............   $   599,797    $   727,849
Gross profit
  (loss).............   $    73,197    $   102,485
Net income (loss)....   $     6,078    $    29,998
Net income (loss) per
  share --
  basic..............   $      0.10    $      0.32
  diluted............   $      0.08    $      0.31
Shares used in per
  share
  calculation --
  basic..............    59,515,691     94,276,066
  diluted............    76,860,814     97,299,072

---------------
* Net income (loss) per share for the three months ended December 27, 1997, March 28, 1998, and June 27, 1998 is not considered meaningful due to the very limited number of common shares outstanding. For the nine months ended September 27, 1997, the Company operated as a wholly owned subsidiary with no common stock outstanding.

14. SUBSEQUENT EVENTS

     On February 9, 1999, the Company completed a Registration Statement on Form S-3 offering 7,800,000 shares of newly issued common stock. Net proceeds of $95.8 million, after deducting underwriters' commissions and offering costs, were used to prepay $55.0 million of long-term debt due to HEA plus accrued interest of approximately $0.2 million and to provide working capital.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Maxtor Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index of this Form 10-K present fairly, in all material respects, the financial position of Maxtor Corporation and its subsidiaries at December 27, 1997 and December 26, 1998, and the results of their operations and their cash flows for the nine months ended December 28, 1996, the year ended December 27, 1997 and the year ended December 26, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
January 21, 1999

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding our directors and executive officers as of December 26, 1998:

           NAME             AGE                      POSITION WITH MAXTOR
           ----             ---                      --------------------
Dr. Chong Sup Park(1).....  51    Chairman of the Board
Michael R. Cannon(1)......  46    President, Chief Executive Officer and Director
Charles F. Christ(2)(3)...  59    Director
Thomas L. Chun(4).........  57    Director
Chang See Chung(2)........  46    Director
Charles Hill(1)(3)(4).....  62    Director
Y. H. Kim.................  56    Director
Philip S. Paul(2)(3)(4)...  60    Director
Dr. Victor B. Jipson......  46    Senior Vice President, Engineering
William F. Roach..........  54    Senior Vice President, Worldwide Sales and Marketing
Paul J. Tufano............  45    Senior Vice President, Finance and Chief Financial Officer
Glenn H. Stevens..........  48    Vice President, General Counsel and Secretary
Phillip C. Duncan.........  48    Vice President, Human Resources
K. K. Kim.................  46    Vice President, Business Development
Misha Rozenberg...........  36    Vice President, Quality
K. H. Teh.................  44    Vice President, Worldwide Manufacturing
David L. Beaver...........  44    Vice President, Materials

---------------
(1) Member of the Nominating Committee.

(2) Member of the Compensation Committee.

(3) Member of the Audit Committee.

(4) Member of the Affiliated Transactions Committee.

     Dr. Chong Sup Park has been Chairman of our board of directors since May 1998 and assumed the position of Chairman, President and Chief Executive Officer of Hyundai Electronics America in September 1996. Dr. Park also has been Chairman of MMC Technology's board of directors since January 1998. From September 1996 to May 1998, Dr. Park served as Vice Chairman of our board of directors. Dr. Park previously served as our President and Chief Executive Officer from February 1995 until his appointment as Vice Chairman. From 1993 until joining us in 1995, he was Chairman, President and Chief Executive Officer of Axil Computer, Inc., a workstation computer manufacturer and a Hyundai Business Group company, in Santa Clara, California. Dr. Park is also Corporate Executive Vice President of Hyundai Electronics Industries and formerly held various other management positions with Hyundai Electronics Industries, including the position of Senior Vice President, Semiconductor Sales and Marketing, which he held from 1990 to 1992. From 1985 to 1989, Dr. Park was President and Chief Executive Officer of Hyundai Electronics America.

     Michael R. Cannon has been our President, Chief Executive Officer and a member of our board of directors since July 1996. From 1993 until he joined us in 1996, Mr. Cannon held several senior management positions with IBM's Storage Systems division, including Vice President, Mobile and Desktop Business Unit; Vice President, Product Design; and Vice President, Worldwide Operations. From 1991 to 1993, he served as Senior Vice President of SyQuest, a removable disk drive company, and prior to joining SyQuest, he held the position of Vice President, Southeast Asia Operations, with Imprimis Technology. He is also a director of MMC Technology, a wholly owned subsidiary of Hyundai Electronics America.

     Charles F. Christ has been a member of our board of directors since August 1995. Mr. Christ has served as Chairman of the board of directors of MaxOptix Corporation since October 1998. He was President, Chief Executive Officer and a member of the board of directors of Symbios from 1997 to August 1998. From 1994 to 1997, Mr. Christ was Vice President and General Manager of the Components Division of Digital Equipment Corporation. From 1989 to 1990, Mr. Christ was a Senior Partner with the management consulting group of Coopers & Lybrand L.L.P. From 1986 to 1988, he was President and Chief Executive Officer of Digital Sound Corporation, a telecommunications voice processing company.

     Thomas Lyman Chun has been a member of our board of directors since December 1998. He has been President and Chief Executive Officer of Talkway, Inc. since January 1997. From 1985 to 1996, Mr. Chun was a member of the Board of Advisors of Logitech International S.A. and its predecessors. During 1995 and 1996, he also served Logitech in both consulting and employee roles. From 1991 to 1995, he served as Vice President, Strategy & Business Development and as Vice President & General Counsel of SyQuest Technology. From 1989 to 1990, he served as President and Chief Executive Officer of Cooper Software. From 1980 to 1988, he served in various capacities at Tandem Computers, including Vice President -- Corporate Projects and Vice President -- Legal Affairs. He also was Chairman of the Corporation for Open Systems from 1986 to 1987.

     Chang See Chung has been a member of our board of directors since May 1998. Mr. Chung has served as Senior Vice President of Hyundai Electronics America since May 1998. From 1995 to 1998, he served as Vice President, Strategic Planning and Corporate Coordination of Symbios. From 1976 to 1995, Mr. Chung held various management positions with Hyundai Electronics America, Hyundai Electronics Europe, Hyundai Electronics Industries and Hyundai Heavy Industries. Mr. Chung was previously the Chief Financial Officer and Treasurer of Hyundai Electronics America.

     Charles Hill has been a member of our board of directors since March 1992. He has been a Senior Research Fellow at the Hoover Institution since 1989. From 1983 to 1984, he served as Chief of Staff of the U.S. State Department and from 1982 to 1989 as Executive Assistant to former U.S. Secretary of State George P. Shultz. From 1992 to 1996, Mr. Hill was Special Consultant to the Secretary General of the United Nations. Presently, he is Diplomat-in-Residence and Lecturer in International Studies at Yale University.

     Y. H. Kim has been a member of our board of directors since January 1996. He has been President and representative Director of Hyundai Electronics Industries since September 1996. From 1989 to 1996, Mr. Kim was President and Chief Executive Officer of Hyundai Electronics America. Mr. Kim has been employed by the Hyundai group since 1971.

     Philip S. Paul has been a member of our board of directors since March 1998. Since 1991, he has managed Paul Capital Partners, L.P., a private equity firm. From 1985 to 1991, Mr. Paul was Chairman and Chief Executive Officer of Hillman Ventures, Inc., a venture capital firm specializing in technology investments. From 1982 to 1985, Mr. Paul was President and Chief Executive Officer of Machine Intelligence Corp., a robotics company.

     Dr. Victor B. Jipson has been our Senior Vice President, Engineering since December 1995. From 1991 to 1995, he was General Manager of IBM's Optical Storage Solutions business unit. From 1975 to 1991, Dr. Jipson held key management positions in research, technical strategy, product strategy and research and development with IBM.

     William F. Roach has been our Senior Vice President, Worldwide Sales and Marketing since January 1997. From 1989 to 1996, he held various sales and marketing positions with Quantum, an information storage products company, including Executive Vice President, Worldwide Sales, from 1994 to 1996. From 1977 to 1989, Mr. Roach held sales and marketing positions with Intel Corporation, a semiconductor company.

     Paul J. Tufano has been our Senior Vice President, Finance since November 30, 1998 and Chief Financial Officer since July 1996. From July 1996 to his appointment as Senior Vice President, Finance,

Mr. Tufano served as our Vice President, Finance. From 1979 to 1996, Mr. Tufano held a variety of management positions at IBM. From 1995 to 1996, Mr. Tufano was Manager of Worldwide Logistics for IBM's Storage Systems division. Other management positions included Manager of Plans and Controls for IBM's Desktop and Mobile Storage products business unit, and Controller for IBM's San Jose, California facility. Until December 30, 1998, Mr. Tufano was a director of International Manufacturing Services, an electronic manufacturing service company.

     Glenn H. Stevens has been our Vice President, General Counsel and Secretary since June 1994. From 1992 to 1994, Mr. Stevens had a private law practice. From 1979 to 1992, he held various positions within the legal department at U S WEST, Inc., a telecommunications products and services provider, including Chief Counsel and Secretary for its research and development organization and Chief Intellectual Property Counsel for the family of U S WEST, Inc. companies.

     Phillip C. Duncan has been our Vice President, Human Resources since August 1996. From 1994 to 1996, he was Vice President, International Sales and Marketing and Human Resources of Berkeley Systems, a software company. From 1992 to 1994, he held senior human resources management positions at SyQuest, and from 1990 to 1992, he held similar positions at Cirrus Logic, a semiconductor company.

     K. K. Kim has been our Vice President, Business Development since May 1994. From 1991 to 1994, Mr. Kim was Director of Corporate Planning Office for Hyundai Electronics Industries. Prior to 1991, he held various management positions with other companies affiliated with Hyundai Electronics America.

     Misha Rozenberg has been our Vice President, Quality since March 1998. From 1996 to 1998, he was Vice President, Supplier Engineering. From 1994 to 1996, Mr. Rozenberg was a Senior Director of Supplier Engineering with Conner Peripherals, Inc., a disk drive company. From 1990 to 1994, he was a Manager with Apple Computer.

     K. H. Teh has been our Vice President, Worldwide Manufacturing since May 1997. From 1996 to 1997, he was with Iomega, a removable disk drive company, where he had been Managing Director of its Malaysia manufacturing facility. From 1994 to 1996, he was a Managing Director, Malaysia Manufacturing, with Quantum, and was a Senior Director with SyQuest from 1993 to 1994.

     David L. Beaver has been our Vice President, Materials since May 1998. From 1994 to 1997, he was Director of Operations-Materials at EMASS, a data storage company, and from 1991 to 1994, he was Director of Corporate Materials Procurement at SyQuest.

     There are no family relationships among any of our directors or executive officers.

BOARD OF DIRECTORS

     Our board of directors consists of eight (8) members and is divided into three classes. Messrs. Chung, Hill and Paul are Class I directors, Messrs. Kim, Christ and Chun are Class II directors, and Dr. Park and Mr. Cannon are Class III directors. Class I, Class II and Class III directors serve until the annual meetings of stockholders to be held in 1999, 2000 and 2001, respectively, and until their respective successors are duly elected and qualified. Directors in a class are elected for a term of three years to succeed the directors in such class whose terms expire at such annual meeting.

BOARD COMMITTEES

     Our board of directors currently has four standing committees: an audit committee, a compensation committee, an affiliated transactions committee and a nominating committee. The Audit Committee currently consists of Messrs. Christ, Hill and Paul. The Audit Committee selects and engages, on our behalf, the independent public accountants to audit our annual financial statements and reviews and approves the planned scope of the annual audit. The Compensation Committee currently consists of Messrs. Christ, Chung and Paul. The Compensation Committee establishes compensation policies governing our executive officers, sets bonuses and salaries for certain officers of Maxtor, including the Chief Executive Officer, and administers or supervises the administration of our employee benefit programs and executive compensation programs. The

Affiliated Transactions Committee currently consists of Messrs. Chun, Hill and Paul. The Affiliated Transactions Committee is responsible for reviewing all material transactions regarding contractual, corporate or business relations by and between us and any related or affiliated entity of Hyundai Electronics Industries or Hyundai Electronics America. The Nominating Committee currently consists of Dr. Park and Messrs. Cannon and Hill. The Nominating Committee recommends from time to time candidates for nomination for election as members of our board of directors.

ITEM 11. DIRECTOR AND EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     From 1996 to May 13, 1998, each member of our board of directors who was not our employee or an employee of a subsidiary corporation of Maxtor (an "Outside Director") received the following compensation:

     - an annual retainer of $22,000;

     - $1,000 per year for service as a committee chairperson;

     - $1,500 for attendance at each quarterly meeting of our board of directors;

     - reimbursement of travel and expenses for such meetings; and

     - a one-time initial grant of a nonqualified stock option to purchase 20,000 shares of our common stock pursuant to our 1996 Stock Option Plan.

     In April 1998, we amended our 1996 Stock Option Plan and granted to each Outside Director another option for 10% of the option shares already held by such director.

     From May 13, 1998 to November 30, 1998, each Outside Director received:

     - an annual retainer of $22,000;

     - $1,000 per year for service as a committee chairperson;

     - $1,500 for attendance at each quarterly meeting of our board of directors;

     - $1,000 for attendance at each, if any, special meeting of our board of directors;

     - $1,000 for attendance at each meeting of a committee of our board of directors that was not held on the same day as a scheduled board meeting;

     - reimbursement of travel and expenses for such meetings;

     - a one-time initial grant of a nonqualified stock option to purchase 20,000 shares of our common stock pursuant to our 1996 Stock Option Plan or our Amended and Restated 1996 Stock Option Plan; and

     - for so long as a director continuously remained a member of our board of directors, an additional grant of a non-qualified stock option to purchase 5,000 shares of our common stock each time that he or she was reelected to our board of directors.

     Members of our board of directors who participated telephonically in any of the meetings described above received only 50% of the compensation stated for such meeting.

     In November 1998, we amended our Amended and Restated 1996 Stock Option Plan to increase the one time initial grant of a nonqualified stock option to each Outside Director from 20,000 to 30,000 shares and to grant a nonqualified stock option for an additional 10,000 shares to each incumbent Outside Director who received the original 20,000 share option.

     Effective December 1, 1998, each Outside Director received:

     - an annual retainer of $30,000;

     - $1,000 per year for service as a committee chairperson;

     - $2,000 for attendance at each quarterly meeting of our board of directors;

     - $2,000 for attendance at each, if any, special meeting of our board of directors;

     - $1,000 for attendance at each meeting of a committee of our board of directors that is not held on the same day as a scheduled meeting of our board of directors;

     - reimbursement of travel and expenses for such meetings;

     - for an Outside Director initially elected or appointed after December 1, 1998, a one-time initial grant of a nonqualified stock option to purchase 30,000 shares of our common stock pursuant to our Amended and Restated 1996 Stock Option Plan; and

     - for so long as the Outside Director continuously remains a member of our board of directors, an additional grant of a non-qualified stock option pursuant to our Amended and Restated 1996 Stock Option Plan to purchase 10,000 shares of our common stock every three years on the anniversary date of the initial award.

     Members of our board of directors who participate telephonically in any of the meetings described above will receive only 50% of the compensation stated for such meeting. An Outside Director may defer payment of all or a portion of the annual retainer and meeting fees to postpone taxation on such amounts.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The Compensation Committee is composed of Messrs. Paul, Chung and Christ. No interlocking relationship exists between any member of the Compensation Committee and any member of any other company's board of directors or compensation committee.

EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us during the fiscal years ended December 28, 1996, December 27, 1997 and December 26, 1998 to our Chief Executive Officer and our four other most highly paid executive officers to whom we paid more than $100,000 for services rendered to us in the fiscal year ended December 26, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                                LONG-TERM
                                                                                              COMPENSATION
                                                           ANNUAL COMPENSATION                   AWARDS
                                                    ----------------------------------   -----------------------
                                                                          OTHER ANNUAL   RESTRICTED   SECURITIES    ALL OTHER
             NAME AND                FISCAL YEAR    SALARY      BONUS     COMPENSATION     STOCK      UNDERLYING   COMPENSATION
        PRINCIPAL POSITION            ENDED(1)        ($)        ($)         ($)(2)         (#)       OPTIONS(#)      ($)(3)
        ------------------          -------------   -------    -------    ------------   ----------   ----------   ------------
Michael R. Cannon(4)..............  Dec. 26, 1998   500,000    375,000(5)        --       100,000     1,145,000           --
  President and Chief               Dec. 27, 1997   500,000    750,000(5)        --            --            --           --
  Executive Officer                 Dec. 28, 1996   240,387    250,000(5)        --            --       450,000           --
William F. Roach(6)...............  Dec. 26, 1998   350,000    262,500      116,667(7)     35,000       247,500(8)        --
  Senior VP, Worldwide              Dec. 27, 1997   339,242         --      116,667(7)         --       125,000           --
  Sales and Marketing               Dec. 28, 1996        --         --           --            --            --           --
Dr. Victor B. Jipson..............  Dec. 26, 1998   286,000    195,000           --        35,000       327,500(8)     4,800
  Senior VP,                        Dec. 27, 1997   258,846     50,000(9)        --            --            --        4,800
  Engineering                       Dec. 28, 1996   176,924    107,500(9)        --            --        50,000        3,173
Paul J. Tufano(10)................  Dec. 26, 1998   286,000    172,500(11)        --       35,000       327,500(8)     4,800
  Senior VP, Finance and            Dec. 27, 1997   229,986     50,000(11)        --           --            --        4,800
  Chief Financial Officer           Dec. 28, 1996    92,879     50,000(11)        --           --        50,000        2,322
K.H. Teh(12)......................  Dec. 26, 1998   249,102    189,135(13)        --       35,000       245,000(8)    25,532(14)
  VP, Worldwide                     Dec. 27, 1997   173,487     64,478(13)        --           --        50,000        9,472(14)
  Manufacturing                     Dec. 28, 1996        --         --           --            --            --           --

---------------
 (1) Because we changed our fiscal year end, the fiscal period ended December 28, 1996 is only nine months.

 (2) Unless otherwise noted, such other annual compensation did not exceed the lesser of (i) $50,000 or (ii) 10% of such executive officer's salary and bonus combined.

 (3) Unless otherwise noted, the amounts shown in this column represent our annual contribution to the Maxtor Savings Retirement Plan, a 401(k) plan. All U.S. employees are eligible to participate in this plan.

 (4) Mr. Cannon joined us as President and Chief Executive Officer in July 1996.

 (5) Represents bonuses paid in accordance with our offer letter to Mr. Cannon.

 (6) Mr. Roach joined us as Senior Vice President, Worldwide Sales and Marketing in January 1997.

 (7) Represents a portion of a $350,000 loan to be forgiven over a three year period in accordance with our offer letter to Mr. Roach.

 (8) Includes an option to purchase an aggregate of 35,000 shares of our common stock granted on July 30, 1998, replacing an option to purchase 35,000 shares of our common stock granted on June 26, 1998. The option granted on June 26, 1998 was canceled in connection with the repricing.

 (9) Represents bonus paid in connection with our hiring of Dr. Jipson.

(10) Mr. Tufano joined us as Vice President, Finance and Chief Financial Officer in August 1996. He was promoted to Senior Vice President, Finance and Chief Financial Officer in November 1998.

(11) Represents bonus paid in accordance with our offer letter to Mr. Tufano.

(12) Mr. Teh joined us as Vice President, Worldwide Manufacturing in May 1997.

(13) Includes $50,000 paid in connection with our hiring of Mr. Teh.

(14) Represents amounts contributed to Maxtor Peripherals retirement program.

     The following table sets forth information regarding stock options granted to the persons named in the prior table during the fiscal year ended December 26, 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                       POTENTIAL REALIZABLE
                                                                                         VALUE AT ASSUMED
                                      % OF TOTAL                                       ANNUAL RATES OF STOCK
                                       OPTIONS                                          PRICE APPRECIATION
                        NUMBER OF     GRANTED TO                                        FOR OPTION TERM(2)
                         OPTIONS     EMPLOYEES IN   EXERCISE PRICE   EXPIRATION   -------------------------------
         NAME           GRANTED(1)   FISCAL YEAR      PER SHARE         DATE          5%              10%
         ----           ----------   ------------   --------------   ----------   ----------   ------------------
Michael R. Cannon.....     45,000        0.77%          $ 6.00         2/25/08    $  169,802      $   430,310
                          100,000        1.71             6.00         1/13/08       377,337          956,245
                        1,000,000        17.1            13.19        11/11/08     8,293,548       21,017,479
William F. Roach......     12,500         0.2             6.00         2/25/08        47,167          119,531
                           35,000(3)       --             9.50              --            --               --
                           35,000(4)      0.6             7.00         7/30/08       154,079          390,467
                          200,000         3.4            13.19        11/11/08     1,658,710        4,203,496
Dr. Victor B.
  Jipson..............      5,000         0.1             6.00         2/25/08        18,867           47,812
                           37,500         0.6             6.00         2/25/08       141,501          358,592
                           35,000(3)       --             9.50              --            --               --
                           35,000(4)      0.6             7.00         7/30/08       154,079          390,467
                          250,000         4.3            13.19        11/11/08     2,073,387        5,254,370
Paul J. Tufano........      5,000         0.1             6.00         2/25/08        18,867           47,812
                           37,500         0.6             6.00         2/25/08       141,501          358,592
                           35,000(3)       --             9.50              --            --               --
                           35,000(4)      0.6             7.00         7/30/08       154,079          390,467
                          250,000         4.3            13.19        11/11/08     2,073,387        5,254,370
K.H. Teh..............      5,000         0.1             6.00         2/25/08        18,867           47,812
                            5,000         0.1             6.00         2/25/08        18,867           47,812
                           35,000(3)       --             9.50              --            --               --
                           35,000(4)      0.6             7.00         7/30/08       154,079          390,467
                          200,000         3.4            13.19        11/11/08     1,658,710        4,203,496

---------------
(1) These options vest over a four-year period with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter. The vesting schedule for new participants begins February 1, 1996 or on the hiring date, whichever is later. Our board of directors retain discretion to modify the terms, including the price of outstanding options.

(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% annual rates of stock price appreciation from the date of grant to the end of the option term are provided in accordance with rules of the Commission and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock, overall market conditions and the option holders' continued employment through the vesting period. This table does not take into account any actual appreciation in the price of our common stock from the date of grant to the present.

(3) Reflects an option that was cancelled in connection with a repricing on July 30, 1998.

(4) Reflects an option that was granted on July 30, 1998 to replace a canceled repriced option.

     The persons named in the prior table did not exercise any options during fiscal 1998. The following table provides the specified information concerning the value of unexercised options held as of December 26, 1998 by the persons named in the prior table.

               FISCAL 1998 YEAR-END VALUES OF UNEXERCISED OPTIONS

                                                         NUMBER OF SHARES
                                                      UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                            OPTIONS AT             IN-THE-MONEY OPTIONS
                                                       DECEMBER 26, 1998(1)       AT DECEMBER 26, 1998(2)
                                                     ------------------------    -------------------------
                       NAME                          VESTED(#)    UNVESTED(#)    VESTED($)     UNVESTED($)
                       ----                          ---------    -----------    ----------    -----------
Michael R. Cannon..................................   278,437      1,316,563     $2,194,084    $1,480,500
William F. Roach...................................    60,155        312,345        474,021       988,779
Dr. Victor B. Jipson...............................    37,812        339,688        297,959       413,925
Paul J. Tufano.....................................    30,937        346,563        243,784       413,925
K.H. Teh...........................................    20,625        274,375        162,525       379,300

---------------
(1) These options vest over a four-year period with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter. The vesting schedule for new participants begins February 1, 1996 or on the hiring date, whichever is later.

(2) Calculated by determining the difference between the fair market value of the securities underlying the option at December 26, 1998 ($13.88, the closing price reported by the Nasdaq National Market on December 24, 1998) and the exercise price of such option.

EMPLOYMENT AGREEMENTS

     In July 1996, we entered into a letter agreement with Mr. Cannon, our current President and Chief Executive Officer, that provides for:

     - base compensation of $500,000 per year;

     - payment of a sign-on bonus of $1,000,000, payable in four equal quarterly installments beginning on the last day of December 1996;

     - an annual bonus opportunity of approximately $250,000;

     - an option to purchase 450,000 shares of our common stock, vesting over a four year period; and

     - if Mr. Cannon is terminated without cause, payment of one year's base salary plus any portion of the sign-on bonus remaining unpaid.

     In July 1996, we entered into a letter agreement with Mr. Tufano, our current Senior Vice President, Finance and Chief Financial Officer that provides for:

     - base compensation of $230,000 per year;

     - payment of a sign-on bonus of $100,000, payable in two equal installments in July 1996 and January 1997;

     - an annual bonus opportunity of approximately $115,000;

     - an option to purchase 50,000 shares of our common stock, vesting over a four year period; and

     - if Mr. Tufano is terminated without cause, payment of nine months' base salary plus any portion of the sign-on bonus remaining unpaid.

     In January 1997, we entered into a letter agreement with Mr. Roach, our Senior Vice President, Worldwide Sales and Marketing that provides for:

     - base compensation of $350,000 per year;

     - a $350,000 loan, one-third of which we will forgive on each of the first three anniversary dates of his employment, provided that he is our employee on each such date;

     - a one-time annual bonus between approximately $175,000 and $350,000; and

     - an option to purchase 125,000 shares of our common stock, vesting over a four year period.

In addition, we shall forgive the $350,000 loan in full for any reason other than willful misconduct of a culpable nature. If Mr. Roach voluntarily terminates his employment with us, he will have to pay us immediately the loan amount, reduced pro rata for the period of his employment relative to the term of the loan.

     In March 1997, we entered into a letter agreement with Mr. Teh, our current Vice President, Worldwide Manufacturing that provides for:

     - base compensation of S$396,000 (Singapore dollars) per year;

     - a sign-on bonus of $100,000 (U.S. dollars), payable in two installments in March 1997 and March 1998;

     - an annual wage supplement of one month's base salary payable in December so long as Mr. Teh has completed twelve months of continued employment;

     - an annual bonus opportunity of approximately S$198,000 (Singapore dollars);

     - an option to purchase 50,000 shares of our common stock, vesting over a four year period;

     - a car and payment of certain operating expenses; and

     - if Mr. Teh is terminated without cause, payment of nine months' base salary.

     In June 1998, we entered into a letter agreement with Dr. Jipson, our current Senior Vice President, Engineering, which provides that in the event Dr. Jipson is terminated without cause, we shall pay him nine months' base salary.

BENEFIT PLANS

     Amended and Restated 1996 Stock Option Plan. The Amended Plan provides for the grant of incentive stock options ("ISOs") within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to employees, and for grants of nonstatutory stock options to employees, non-employee directors and consultants. The Amended Plan provides that all options must be granted, if at all, before May 1, 2006. Our board of directors has the authority to amend or terminate the Amended Plan, provided that no such action may adversely affect the rights of any person granted an option under the Amended Plan without such person's consent unless such action is required to enable an option designated as an ISO to qualify as an ISO or is necessary to comply with any applicable law or regulation.

     The Amended Plan's maximum share reserve is 13,799,318 shares of our common stock. As of December 26, 1998, 142,425 shares were issued and outstanding pursuant to exercised options under the Amended Plan, options to purchase a total of 9,305,959 shares were outstanding at a weighted average exercise price of $8.46 per share and 4,350,934 shares were available for future grants under the Amended Plan.

     The Amended Plan is administered by our board of directors or a committee of our board of directors. Our board of directors has the power to select the persons to whom options will be granted and to determine the terms of the options (except as described below with respect to the automatic outside director grants), including the exercise price, the number of shares subject to each option and the exercisability thereof, and the form of consideration payable upon exercise. However, no employee may be granted options for more than 1,200,000 shares during any fiscal year of Maxtor.

     The Amended Plan provides for the automatic grant of nonstatutory stock options to Outside Directors. The Plan provides that each Outside Director (other than a director who became an Outside Director as a result of his or her termination of employment), who was serving as an Outside Director on May 1, 1996 (the "Effective Date") or first became an Outside Director after the Effective Date and prior to December 1, 1998, will be granted an option to purchase 20,000 shares of our common stock on the Effective Date or the date he or she became an Outside Director (the "Initial Grant"). Outside Directors first elected or appointed on or after December 1, 1998 will receive an Initial Grant of 30,000 shares. On November 11, 1998, each Outside Director who previously received an Initial Grant of 20,000 shares received a special one-time grant of 10,000 shares. In addition, for so long as an Outside Director remains a member of our board of directors, he or she shall receive an additional grant of a nonstatutory stock option to purchase 10,000 shares of our common stock every third anniversary of the date of the initial grant provided that he or she has served continuously on our board of directors.

     Options granted under the Amended Plan are not generally transferable by the optionee, other than by will or the laws of descent and distribution. In general, options granted under the Amended Plan must be exercised within 90 days after the end of optionee's status as an employee, director or consultant of Maxtor or a parent or subsidiary corporation of Maxtor, or within twelve months after a termination due to death or disability, but in no event later than the expiration of the option's expiration date. The exercise price of all incentive stock options granted under the Amended Plan must be at least equal to the fair market value of our common stock on the date of grant, and the exercise price of all nonstatutory stock options granted under the Amended Plan must be at least equal to 85% of the fair market value of our common stock on the date of grant. With respect to any person who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock or a parent or a subsidiary corporation of Maxtor, the exercise price of any ISO must equal at least 110% of the fair market value on the grant date and if the option is an ISO, the term of the option must not exceed five years. The term of all other ISOs granted under the Amended Plan may not exceed ten years.

     The Amended Plan provides that in the event of certain "transfer of control" transactions involving Maxtor, each option may be assumed or an equivalent option substituted for by the acquiring corporation. If the outstanding options are not assumed or substituted for as described in the preceding sentence, shares subject to the outstanding options will become fully vested and exercisable prior to the date of the closing of such transfer of control.

     Option Amendment Program. In the second quarter of 1998, we implemented a stock option amendment program (the "Option Amendment Program") pursuant to which we amended certain options granted under the Option Plan prior to October 1, 1997. The Option Amendment Program was implemented because the agreements evidencing such options provided for a "Pseudo-IPO Repurchase Right" in favor of the optionee, as well as certain repurchase rights in favor of us, which required us to recognize a quarterly compensation expense for financial statement purposes. The "Pseudo-IPO Repurchase Right" provided that if we did not complete an initial public offering (an "IPO") within six months after an "IPO Trigger Date," the optionee could tender his shares to us and require us to repurchase such shares at fair market value. An "IPO Trigger Date" was defined as a date, on or before February 1, 2001, on which all of the following had occurred: (a) we had positive net income for four consecutive quarters, (b) our value, as determined by an independent appraisal, equaled or exceeded $700 million, and (c) we had received the written opinion of a nationally-recognized investment banking firm indicating that we could undertake an underwritten IPO of our common stock.

     The agreement evidencing each option which was amended pursuant to the Option Amendment Program was modified to: (i) remove our right of first refusal and vested share repurchase option; (ii) remove the Pseudo-IPO Repurchase Right; and (iii) provide that in the event of a transfer of control of Maxtor, the shares subject to the option will become fully vested and exercisable in the event that the option is not assumed or substituted for by the acquiring corporation. In addition, each holder of an amended option was granted a new option to purchase a number of shares of our common stock equal to 10% of the shares subject to the old option (the "New Option"). The shares subject to the New Option will vest at the same rate as the shares subject to the old option and the New Option will be evidenced by an agreement with the same terms and conditions of the old option, as amended. The Pseudo-IPO Repurchase Right was implemented shortly after Hyundai Electronics America had acquired us in order to award and retain employees. Most of the options having this feature were granted in 1996. As a result of the amendment, our options are no longer subject to variable accounting treatment.

     1998 Employee Stock Purchase Plan. A total of 1.7 million shares of our common stock have been reserved for issuance under our 1998 Employee Stock Purchase Plan (the "Purchase Plan"), none of which were issued as of December 26, 1998. The Purchase Plan permits eligible employees to purchase our common stock at a discount, but only through accumulated payroll deductions, during sequential 6-month offering periods. Participants will purchase shares on the last day of each offering period. In general, the price at which shares are purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of a share of our common stock on (a) the first day of the offering period, or (b) the purchase date. Offering periods with the Purchase Plan generally begin on February 16 and August 16 of each year, although the initial offering period under the Purchase Plan commenced on July 30, 1998.

     1998 Restricted Stock Plan. Our 1998 Restricted Stock Plan (the "Restricted Stock Plan") provides for awards of shares of our common stock to employees. Our board of directors has the authority to amend or terminate the Restricted Stock Plan. The Restricted Stock Plan's maximum share reserve is 390,000 shares of our common stock. In June 1998, the Compensation Committee of our board of directors awarded the restricted stock grants as follows:

                           NAME                              NO. OF SHARES
                           ----                              -------------
Mr. Cannon.................................................      100,000
Dr. Jipson.................................................       35,000
Mr. Roach..................................................       35,000
Mr. Tufano.................................................       35,000
Mr. Teh....................................................       35,000
                                                               ---------
          Total............................................      240,000
                                                               =========

     We awarded the remaining 150,000 shares under the Restricted Stock Plan in June 1998 to certain other officers of Maxtor. As of the date of grant, the fair market value of such shares was determined by the Compensation Committee to be $9.50. All shares reserved under the Restricted Stock Plan have been awarded. All unvested shares of restricted stock are forfeited in the event of termination of employment with us. In general, the restricted stock shares vest and are released from the forfeiture provision three years from the date of the restricted stock award. If a participant's employment terminates due to death or disability, he will be entitled to his pro rata share of vesting based on the number of months of service from the grant date. Under the terms of a change of control agreement, vesting of these shares is subject to acceleration upon certain terminations of employment which occur within 12 months after the occurrence of a change of control.

     Change of Control Agreements. Effective May 29, 1998, the Compensation Committee of our board of directors approved Change of Control Agreements pursuant to which some of our executives may receive severance benefits in the event of a termination of employment under certain circumstances involving a Change of Control of Maxtor. For this purpose, a "Change of Control" is defined generally as acquisition by any person of a beneficial ownership of 50% or more of our voting stock , certain mergers or other business combinations involving Maxtor, the sale of more than 50% of our assets, liquidation of Maxtor or change in the majority of the incumbent members of our board of directors (except for changes in our board of directors composition approved by a majority of the directors), or the sale by Hyundai Electronics America of more than 50% of its stock in Maxtor to an hard disk drive manufacturer, provided the number of shares sold represents at least 10% of the outstanding stock in a single transaction at the time of such sale. Initial public offerings are excluded from the definition of Change of Control. Subject to the terms and conditions set forth in the Change of Control Agreements, severance benefits become payable in the event that, within 12 months following a Change of Control, the executive is terminated by us without cause, or resigns following a reduction in such employee's compensation, responsibility level, or relocation of more than 100 miles.

     In such event, the eligible employee is entitled to receive a lump sum cash payment equal to his or her annual salary plus target incentive for the severance period. The severance period is 24 months for the Chief Executive Officer and 12 months for other executives. In addition, the Change of Control Agreements provide for accelerated vesting of the executive's unvested stock options and/or restricted stock. For the Chief Executive Officer, all unvested stock options and restricted stock shall become 100% vested and other executives will have their option vesting accelerated by an additional two years, and their restricted stock shall be vested 50% or pro rata based upon the number of months from the restricted award date, whichever is greater. The executive also will be entitled to continued coverage under our medical plan for the severance period. If any part of the benefits under the Change of Control Agreement is determined by our accountants to be an excess parachute payment under Section 280G of the Code, at the executive's option, the payment will be reduced to the minimum extent necessary to have no excess parachute payment.

     401(k) Plan. We maintain a retirement and deferred savings plan for our employees (the "401(k) Plan") that is intended to qualify as a tax-qualified plan under U.S. tax law. The 401(k) Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation (up to a statutory limit, which is $10,000 in calendar year 1999). Under the 401(k) Plan, we may make discretionary matching contributions. Our contributions to the 401(k) Plan for the fiscal periods ended December 28, 1996, December 27, 1997 and December 26, 1998 were $1.2 million, $1.6 million and $2.0 million, respectively. All amounts contributed by participants and earnings on such contributions are fully vested at all times.

     Hyundai Electronics America Executive Deferred Compensation Plan. Under the Hyundai Electronics America Executive Deferred Compensation Plan (the "Deferred Compensation Plan"), eligible executives of Maxtor who are at the "director" level or above may irrevocably elect each year to defer on a pre-tax basis up to 100% of their compensation for such year. Each participant's account will be credited with an amount based on the "deemed investment experience" of the investment models chosen by the executive under the terms of the Deferred Compensation Plan. The executives' deferrals, adjusted for the deemed investment experience, are referred to as the "deferral amounts." The deferral amounts are distributed to the executive upon the executive's termination of employment or as of a date certain elected by the executive. Generally, the deferral amounts will be distributed in a single lump sum, but if the executive has at least 10 years of service with Maxtor, the deferral amount may be distributed in up to 10 annual installments. Deferral amounts may be withdrawn in the event of a financial hardship (without any forfeiture) and also may be withdrawn by the executive for any reason, subject to the forfeiture of 25% of the executive's deferral amounts. All payments under the Deferred Compensation Plan will be paid in cash from the general funds of Maxtor.

     The Deferred Compensation Plan is administered by the Deferred Compensation Committee of the Hyundai Electronics America board of directors. The Deferred Compensation Committee designates which of our corporate officers are eligible to participate in the Deferred Compensation Plan.

     Eligible executives will be able to continue to participate in the Deferred Compensation Plan unless such eligibility is terminated by Hyundai Electronics America. The Deferred Compensation Plan may be amended, including to terminate the participation of our executives, or terminated at any time by Hyundai Electronics America. Upon termination of the Deferred Compensation Plan, all deferral amounts will be distributed in a cash lump sum payment.

LIMITATION OF LIABILITY AND INDEMNIFICATION

     Pursuant to the provisions of the Delaware General Corporation Law, we have adopted provisions in our Amended and Restated Certificate of Incorporation which provide that members of our board of directors shall not be personally liable for monetary damages to us or our stockholders for a breach of fiduciary duty as a director, except for liability as a result of: (i) a breach of the director's duty of loyalty to us or our stockholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) an act related to the unlawful stock repurchase or payment of a dividend under Section 174 of the Delaware General Corporation Law; and (iv) transactions from which the director derived an improper personal benefit. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

     Our Amended and Restated Certificate of Incorporation also authorizes us to indemnify our officers, directors and other agents, by bylaws, agreements or otherwise, to the full extent permitted under Delaware law. We have and intend to continue to enter into separate indemnification agreements with each of our directors and officers which may, in some cases, be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. The indemnification agreements may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and to obtain directors' and officers' insurance if available on reasonable terms.

     At present, except for the StorMedia litigation, there is no pending litigation or proceeding involving a director, officer, employee or agent of Maxtor where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 24, 1999: (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of the individuals listed in the Summary Compensation Table and by each of our directors; and (iii) by all of our officers and directors as a group.

                                                                 SHARES BENEFICIALLY
                                                              OWNED PRIOR TO OFFERINGS
                                                              -------------------------
                    BENEFICIAL OWNER(1)                          NUMBER        PERCENT
                    -------------------                       ------------    ---------
5% STOCKHOLDER:
Hyundai Electronics America(2)..............................   40,829,850       39.7%
  3101 North First Street
  San Jose, CA 95134
VGH Partners LLC(3).........................................    9,402,300        9.1
  260 Franklin Street
  Boston, MA 02110
EXECUTIVE OFFICERS AND DIRECTORS:
Dr. Chong Sup Park(4)(5)....................................       16,500          *
Michael R. Cannon(4)(6).....................................      372,402          *
Charles F. Christ(4)........................................       16,500          *
Thomas L. Chun..............................................           --         --
Chang See Chung(5)..........................................           --         --
Charles Hill(4).............................................       16,500          *
Y.H. Kim(4)(5)..............................................       16,500          *
Philip S. Paul(4)...........................................        5,000          *
Dr. Victor B. Jipson(4)(7)..................................       54,468          *
William F. Roach(4)(8)......................................       77,343          *
Paul J. Tufano(4)(9)........................................       46,093          *
K.H. Teh(4)(10).............................................       27,124          *
All executives officers and directors as a group (17
  persons)(4)(5)(11)........................................      763,363          *

---------------
  *  Less than one percent (1%)

 (1) Number of shares beneficially owned and the percentage of shares beneficially owned are based on 102,831,982 shares outstanding as of February 24, 1999. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. All shares of our common stock subject to options currently exercisable or exercisable within 60 days after February 24, 1999 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the number of shares beneficially owned and the percentage of ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage of ownership of any other person. Except as indicated in the footnotes to the table and subject to applicable community property laws, based on information provided by the persons named in the table, such persons have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

 (2) Hyundai Electronics America has certain nomination rights and rights to maintain at least a 30% ownership interest in us through the year 2000, and has agreed to certain limitations on the acquisition of our common stock and proxy solicitations. Includes 12,500,000 shares of our common stock owned by Hyundai Electronics America that may be delivered to DECS Trust IV on or about February 15, 2002. Hyundai Electronics America may deliver fewer shares or may choose to settle its obligations with DECS Trust IV in cash.

 (3) Based solely upon publicly available documents filed with the Securities and Exchange Commission.

 (4) All shares subject to an option granted under the Amended Plan which are exercisable within 60 days after February 24, 1999.

 (5) Excludes 40,829,850 shares of our common stock beneficially owned by Hyundai Electronics America. Each such individual disclaims beneficial ownership of such shares.

 (6) Excludes 100,000 shares of our common stock granted to Mr. Cannon on May 29, 1998 pursuant to the Restricted Stock Plan. See "Benefit Plans -- 1998 Restricted Stock Plan."

 (7) Excludes 35,000 shares of our common stock granted to Dr. Jipson on May 29, 1998 pursuant to the Restricted Stock Plan. See "Benefit Plans -- 1998 Restricted Stock Plan."

 (8) Excludes 35,000 shares of Common Stock granted to Mr. Roach on May 29, 1998 pursuant to the Restricted Stock Plan. See "Benefit Plans -- 1998 Restricted Stock Plan."

 (9) Excludes 35,000 shares of Common Stock granted to Mr. Tufano on May 29, 1998 pursuant to the Restricted Stock Plan. See "Benefit Plans -- 1998 Restricted Stock Plan."

(10) Excludes 15,000 shares of Common Stock granted to Mr. Teh on May 29, 1998 pursuant to the Restricted Stock Plan. See "Benefit Plans -- 1998 Restricted Stock Plan."

(11) Excludes 305,000 shares of Common Stock granted to certain officers on May 29, 1998, pursuant to the Restricted Stock Plan. See "Benefit Plans -- 1998 Restricted Stock Plan."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP BETWEEN MAXTOR AND HYUNDAI

     In 1994, Hyundai Electronics Industries and certain of its affiliates purchased 40% of our outstanding common stock for $150.0 million in cash. In early 1996, Hyundai Electronics America acquired all of the remaining shares of our publicly-held common stock in a tender offer and merger for $215.0 million in cash and also acquired all of our common stock held by Hyundai Electronics Industries and its affiliates. Immediately following our February 1999 offering, Hyundai Electronics America owned approximately 40.0% of our outstanding common stock.

     Hyundai Electronics Industries, Hyundai Electronics America and Maxtor have entered into certain agreements described below governing certain relationships between the parties. Because Hyundai Electronics America controlled Maxtor at the time these agreements were negotiated, these agreements did not result from "arms' length" negotiations. In addition, many of the agreements relate to matters that inherently arise only between a company and its parent or affiliated companies, and so are not susceptible to comparison to similar agreements negotiated at arms' length. These agreements resulted from negotiations between our management representatives and representatives of Hyundai Electronics America and Hyundai Electronics Industries, with the participation of each parties' respective legal counsel and other advisors. The agreements were intended, when taken together, to reflect reasonable tradeoffs and benefits for all parties. In negotiating these agreements the parties sought to take into account, to the extent available, terms of arms' length agreements and the terms that already had been negotiated between Hyundai Electronics Industries (and its affiliates) and Maxtor at the time of Hyundai Electronics Industries' initial investment in Maxtor. We might have received more favorable terms from an unaffiliated party in some or all of the agreements, although we believe some of the agreements may have more favorable terms than those available from unaffiliated parties.

     Conflicts of interest may arise from time to time in the future between Maxtor and Hyundai Electronics America or its affiliates in a number of areas relating to their past and ongoing relationships, including potential competitive business activities, corporate opportunities, tax matters, intellectual property matters, indemnity agreements, registration rights, sales or distributions by Hyundai Electronics America of all or any portion of its ownership interest in Maxtor or Hyundai Electronics America's attempt to assert control over the management and affairs of Maxtor. We may not be able to resolve any potential conflict and if the conflict is resolved, we might have had a more favorable resolution if we were dealing with an unaffiliated party.

     Our board of directors has established an affiliated transactions committee which is comprised entirely of directors who are not employed by Hyundai Electronics America, any affiliate thereof or Maxtor. Our board of directors has adopted resolutions requiring this Affiliated Transactions Committee to review any material transactions between Maxtor on the one hand, and Hyundai Electronics America or its affiliates on the other. We also have certain provisions in our Amended and Restated Certificate of Incorporation concerning the conduct of certain affairs of Maxtor as they may involve Hyundai Electronics America and its affiliates on the one hand and Maxtor on the other.

     Hyundai Electronics America could decide to sell or otherwise dispose of all or a portion of its holdings of our common stock at some future date subject to certain agreements between Hyundai Electronics America and the underwriters of our February 1999 public offering. Holders of our common stock other than Hyundai Electronics America might not be allowed to participate in any transaction involving a transfer of a controlling interest in Maxtor by Hyundai Electronics America. Such a transaction could adversely affect the trading price of our common stock or the interests of the holders of our common stock who do not participate in such transaction.

     The documents we summarize below are filed with the Securities and Exchange Commission as exhibits to our registration statement in connection with our July 1998 public offering. You should read the full text of the documents if you want a complete description of their terms.

IBM LICENSE AND LICENSE FEES

     Hyundai Electronics Industries has licenses to certain IBM patents under a license agreement with IBM and Hyundai Electronics Industries sublicensed Maxtor under this agreement prior to our July 1998 public offering. IBM agreed to provide a royalty-free license to an entity that ceased to be a majority-owned subsidiary of Hyundai Electronics Industries, as long as a request was timely made and certain other conditions were met. After our July 1998 public offering, we ceased to be a majority-owned subsidiary of Hyundai Electronics America, which is a majority-owned subsidiary of Hyundai Electronics Industries. Accordingly, Hyundai Electronics America and Maxtor requested a license agreement for Maxtor from IBM, and Maxtor and IBM have entered into a license agreement licensing certain patents, effective from the date we ceased to be a majority-owned subsidiary of Hyundai Electronics America. Hyundai Electronics Industries is required under the IBM license agreement to pay IBM a license fee, payable in annual installments through 2007. Although the license agreement between IBM and Maxtor is royalty-free, under the sublicense agreement between Hyundai Electronics Industries and us, we agreed to pay IBM a portion of the license fee otherwise due from Hyundai Electronics Industries under the license agreement between Hyundai Electronics Industries and IBM, when such amounts are due from Hyundai Electronics Industries to IBM.

CERTAIN INTELLECTUAL PROPERTY INDEMNIFICATION AND PATENT CROSS LICENSE BETWEEN HYUNDAI ELECTRONICS INDUSTRIES AND MAXTOR

     Hyundai Electronics Industries agreed to indemnify us for any losses from third party claims arising after we ceased to be a majority-owned subsidiary of Hyundai Electronics America, if those claims would have been covered under patent license agreements between Hyundai Electronics Industries or its affiliates other than

Maxtor and such third party, and which were in existence at the time Maxtor was a majority-owned subsidiary of Hyundai Electronics America. We ceased to be a majority-owned subsidiary of Hyundai Electronics America on the date of the closing of our July 1998 public offering. These indemnifications survive through July 2001, and the maximum dollar amount for which Hyundai Electronics Industries is liable under the indemnification provisions is $25.0 million. In addition, Hyundai Electronics Industries and Maxtor have granted each other royalty-free patent licenses covering patents owned, or licensable without the payment of royalties or other consideration to third parties, by each party through August 31, 2003 relating to certain fields of use. Maxtor and Hyundai Electronics Industries also have agreed to indemnify each other for losses from the other party's action or inaction under the license agreement between Hyundai Electronics Industries and IBM including any nonpayment of license fees. Our maximum liability under this indemnity agreement is the total amount of money due to IBM under the sublicense agreement and actual interest costs and/or exchange rate losses incurred by Hyundai Electronics Industries.

STOCKHOLDER AGREEMENT

     Hyundai Electronics America, Hyundai Electronics Industries and Maxtor are parties to a stockholder agreement. The stockholder agreement does not bind any Hyundai entity other than Hyundai Electronics America, Hyundai Electronics Industries, their successors and entities controlled by either of them ("Hyundai Affiliates"), Maxtor and/or entities controlled by Maxtor. Hyundai Electronics America currently owns approximately 40% of our common stock. The number of shares of common stock owned by Hyundai Electronics America includes shares subject to the DECS. Hyundai Electronics America will retain beneficial ownership and retain the right to vote and to receive dividends with respect to such shares unless such shares are delivered pursuant to the DECS. Delivery of such shares is expected on or about February 15, 2002 unless Hyundai Electronics America exercises its right to deliver cash in lieu of such shares (in which case Hyundai Electronics America will retain beneficial ownership of such shares) or unless DECS Trust IV is liquidated, and such shares are delivered on an earlier date.

     Registration Rights. Under the terms of the stockholder agreement, if we propose to register any of our securities under the Securities Act of 1933, either for our own account or the account of other stockholders exercising registration rights, Hyundai Electronics America and its transferees are entitled to notice of such registration and are entitled to include shares of such common stock therein. However, the underwriters of any offering have the right to limit the number of shares included in such registration. In addition, Hyundai Electronics America and certain transferees may require us, on not more than five occasions, to file a registration statement under the Securities Act of 1933 with respect to minimum specified amounts and value of shares held by Hyundai Electronics America or such transferees. We are required to use reasonable commercial efforts to effect such registration, subject to certain conditions and limitations. Registration of such shares under the Securities Act of 1933 would result in such shares becoming freely tradable and could have an adverse effect on the market price for our common stock. On January 19, 1999, Hyundai Electronics America entered into an agreement with us supplementing and modifying the terms of Hyundai Electronics America's registration rights relating to our February 1999 public offering and the DECS offering, to allocate expenses for such offerings, to provide for indemnification to us relating to the DECS offering, to agree to the allocation of the over-allotment option, if exercised, and certain other matters.

     Rights Regarding Our Board of Directors. When the Hyundai Affiliates beneficially own less than a majority, but at least 30% of our outstanding voting stock, Hyundai Electronics America has the right to designate for nomination one director in each of the three classes of our board of directors. Such designee must be reasonably satisfactory to the nominating committee of the board of directors. The remaining directors are to be nominated by the nominating committee, subject to the approval of a majority of our directors who are not employed by or serving as paid consultants for Hyundai Electronics America, Maxtor or either of their affiliates. Hyundai Electronics America has the right to designate for nomination one director in each of two classes at any time when the Hyundai Affiliates beneficially own less than 30% but at least 20% of our outstanding voting stock, and one director if the Hyundai Affiliates beneficially own less than 20% but at least 10% of our outstanding voting stock. Again, each designee must be reasonably satisfactory to the nominating committee. If a vacancy occurs with respect to a director which Hyundai Electronics America had the right to designate initially, and Hyundai Electronics America has the right at such time to designate a director for nomination in such director's class, Hyundai Electronics America is entitled to designate a director to fill the vacancy. If we nominate for election those persons designated by Hyundai Electronics America, the Hyundai Affiliates are required to vote their shares of voting stock in favor of all directors nominated in accordance with the stockholder agreement. Hyundai Electronics America's right to designate directors for nomination terminates when the Hyundai Affiliates beneficially own less than 10% of the outstanding voting stock.

     Three of our eight directors are employees of Hyundai Electronics America or Hyundai Electronics Industries.

     Prohibition on Certain Proxy Solicitations. The Hyundai Affiliates are not permitted to make any solicitation of proxies either with regard to the election of directors or other proposals, except in response to a solicitation of proxies by a person other than our management in an election contest or otherwise. This prohibition on proxy solicitation terminates when the Hyundai Affiliates beneficially own less than 20% of the outstanding voting stock.

     Standstill and Right to Maintain Ownership; Substantial Stock
Ownership. Hyundai Affiliates are not permitted to acquire additional shares of our voting stock except for two reasons. First, Hyundai Affiliates may purchase voting stock if a third party makes a tender offer or exchange offer for at least 40% of our voting stock or accumulates more than 20% of our voting stock, unless these actions by the third party have been approved by a majority of our directors who are not employees of any Hyundai entity or Maxtor. Second, Hyundai Affiliates may purchase voting stock through December 31, 2000, if as a result of an issuance of common stock or other equity securities by us, Hyundai Affiliates will own in the aggregate less than 30% of our outstanding voting stock, plus one share (the "Minimum Ownership") following such issuance. In the second case, Hyundai Electronics America is permitted to purchase shares of our common stock in the open market, subject to our trading window policies, only to the extent necessary to maintain the Minimum Ownership. Unless such purchases are made or Hyundai Electronics America otherwise directs, we will automatically sell Hyundai Electronics America the number of shares of common stock necessary to allow Hyundai Affiliates in the aggregate to maintain the Minimum Ownership, at fair market value as determined under the stockholder agreement. The prohibition on Hyundai Affiliates' acquisition of our voting stock terminates on the earlier of December 31, 2001 or such time as the Hyundai Affiliates beneficially own less than 20% of our outstanding voting stock.

     So long as Hyundai Electronics America owns a substantial percentage of our voting stock, it may be able to influence corporate policy decisions and determine the outcome of any matters submitted to our stockholders. A favorable vote of two-thirds of our outstanding voting stock is required to approve certain types of amendments to our Amended and Restated Certificate of Incorporation and stockholder-proposed amendments to our Amended and Restated Bylaws. Consequently, Hyundai Electronics America will be able to block such amendments so long as it owns at least one-third of our common stock, and will make approval of any such amendment more difficult to achieve if it disapproves of such amendment even if its ownership drops below one-third.

     Agreement Not to Compete. Hyundai Electronics America and Hyundai Electronics Industries also have agreed not to compete with us in the design, development, manufacture, marketing or sale of hard disk drives through July 2003. Despite this agreement, Hyundai Affiliates are permitted to make investments of up to 3% of the outstanding stock of a publicly traded corporation.

TRANSACTIONS WITH HYUNDAI ELECTRONICS AMERICA

     In December 1995, Hyundai Electronics America loaned us $100 million, which was due on April 10, 1996 and accrued interest at LIBOR plus 0.65%, with interest payable at maturity. This $100 million loan was replaced in April 1996 with a one year $100 million revolving line of credit bearing interest at Hyundai Electronics America's cost of funds plus 0.10%, with interest payable quarterly. In July 1996, we borrowed an additional $35 million from Hyundai Electronics America due in August 1996, bearing interest at LIBOR plus 0.70% with interest payable at maturity; this loan was repaid at maturity. In April 1997, Hyundai Electronics

America renewed the $100 million revolving line of credit and increased the borrowing limit to $150 million. Hyundai Electronics America increased the borrowing limit on this line of credit to $185 million in June 1997, and to $270 million in August 1997. In December 1997, $200 million of this outstanding indebtedness was cancelled in exchange for 29,850,746 shares of our preferred stock, the borrowing limit was reduced to $150 million, and we repaid an additional $5 million in principal. In January 1998, we repaid an additional $10 million in principal. In April 1998, this revolving line of credit was renewed with a borrowing limit of $100 million. On July 31, 1998, we replaced this revolving line with a three-year subordinated term note in the same principal amount which bore interest, payable semi-annually, at LIBOR plus 2.0%. As of December 26, 1998, this note had an outstanding balance of $55.0 million. We prepaid this note in full (including accrued interest) with the proceeds of the February 1999 stock offering.

     Hyundai Electronics America currently is an unconditional guarantor of our facilities lease in Milpitas, California. The aggregate rent under the lease is currently $6.7 million per annum.

TRANSACTIONS WITH HYUNDAI ELECTRONICS INDUSTRIES

     In August 1995, Hyundai Electronics Industries guaranteed a $100 million 364-day revolving credit facility of ours that expired in August 1996. In January 1996, Hyundai Electronics Industries guaranteed a $13.8 million one year loan to Maxtor Singapore, which was renewed in January 1997 for an additional year and repaid at maturity in January 1998. In August 1996, Hyundai Electronics Industries guaranteed an $86 million 364-day revolving credit facility and a $129 million three year revolving credit facility. In October 1996, the $86 million 364-day revolving credit facility was increased by $10 million and Hyundai Electronics Industries guaranteed the additional amount. In addition, in October 1996, Hyundai Electronics Industries guaranteed a separate $10 million one year revolving credit facility which was repaid by us in January 1998. In December 1996, Hyundai Electronics Industries guaranteed two additional credit facilities, one of which was a three month $20 million uncommitted line that we repaid at maturity in March 1997 and the other of which was a $10 million one year facility which was repaid at maturity in December 1997. In August 1997, we repaid $65 million of the $96 million 364-day revolving credit facility and extended the balance of $31 million for an additional 364 days, continuing Hyundai Electronics Industries' guarantee. In October 1997, Hyundai Electronics Industries guaranteed an additional $10 million one year revolving credit facility.

     Hyundai Electronics Industries served as guarantor for our borrowings under various revolving bank credit facilities from August 1995 through June 1998. At March 28, 1998, our aggregate indebtedness guaranteed by Hyundai Electronics Industries under such facilities was $170.0 million. Due to the economic conditions in Korea and significant recent devaluations of the Korean won versus the U.S. dollar, Hyundai Electronics Industries' reported financial condition as of year-end 1997 was not in compliance with certain financial covenants applicable to Hyundai Electronics Industries as guarantor under such revolving credit facilities, and such non-compliance constituted a default by us under such revolving credit facilities and also a default (through a cross-default clause) under an uncommitted credit facility. The default under the revolving credit facilities was waived by the lending banks in June 1998 in exchange for another Hyundai affiliate, Hyundai Heavy Industries, becoming the guarantor under such facilities in place of Hyundai Electronics Industries and an increase in pricing to reflect borrowing rates based on Hyundai Heavy Industries' current credit rating. Indebtedness of $200 million under the revolving credit facilities, guaranteed by Hyundai Heavy Industries was paid with the proceeds of our July 1998 public offering.

     On March 30, 1996, we entered into an accounts receivable securitization program with Citicorp Securities, Inc. Under this program, we could sell our qualified trade accounts receivable up to $100 million on a non-recourse basis. As of December 27, 1997, $79.8 million of advances related to sales of accounts receivable were included in accrued and other liabilities. In connection with this program, Hyundai Electronics Industries entered into a performance undertaking under which Hyundai Electronics Industries agreed to cause us to collect receivables and to perform our obligations in the event of our failure to perform under the program. Hyundai Electronics Industries also indemnified the purchasers from any expenses incurred in enforcing their rights under the program. This asset securitization program was subject to certain conditions, among which was a condition that all of Hyundai Electronics Industries' long-term public senior debt securities achieve a specified rating. This condition was not met in February 1998, and we obtained waivers of this condition through April 8, 1998.

     On April 8, 1998, we entered into a new asset securitization program (the "Second Program") arranged by Citicorp Securities to replace our then existing program. Under the Second Program, we could sell our trade accounts receivable through a special purpose vehicle with a purchase limit of $100 million on a non-recourse basis, subject to increase to $150 million, upon the fulfillment of the conditions. On April 8, 1998, the receivables then securitized under the existing program, in the amount of approximately $100 million, were transferred to Citicorp's Corporate Receivables Corporation under the Second Program. Hyundai Heavy Industries entered into a new performance undertaking similar to that under the former program. On July 31, 1998, we replaced the Second Program with an asset securitization program with Fleet National Bank under which we sell our eligible trade accounts receivable on a non-recourse basis through a special purpose entity. This asset securitization program does not require any support from Hyundai Electronics Industries or any of its affiliates.

     We also have purchased DRAM chips from Hyundai Electronics Industries. Our total DRAM chip purchases from Hyundai Electronics Industries in fiscal 1998 totaled approximately $8.6 million. We currently are negotiating a long-term SDRAM supply agreement with Hyundai Electronics Industries.

     Hyundai Electronics Industries and its affiliates purchased $39.5 million and $6.2 million of disk drive products from us during fiscal years 1997 and 1998, respectively.

TRANSACTIONS WITH INTERNATIONAL MANUFACTURING SERVICES

     In 1996, we sold a majority interest in International Manufacturing Services to certain members of International Manufacturing Services management and other investors for $25 million in cash and $20 million in notes and retained a 23.5% ownership interest in International Manufacturing Services. In October 1997, International Manufacturing Services completed an initial public offering and repaid in full the note and its related interest, which aggregated $21.8 million. We have agreed to indemnify the investors and International Manufacturing Services up to $17.5 million for certain breaches of representations, provided that tax and environmental representations are not subject to the liability limit.

     On December 30, 1998, International Manufacturing Services and Celestica Inc. completed a strategic combination. As a result of this strategic combination, Maxtor received 0.4 Celestica Subordinated Voting Shares for each of its shares of International Manufacturing Services common stock, or a total of approximately 1,194,000 Celestica Subordinated Voting Shares (representing less than 2% of the total number of outstanding shares of Celestica capital stock). The last reported sale price of the Celestica Subordinated Voting Shares on February 8, 1999, was $28.19 per share.

     We outsource most of our printed circuit board assembly to International Manufacturing Services; International Manufacturing Services supplies us with printed circuit boards, sub-assemblies and fully integrated products under a manufacturing services agreement. We made purchases from International Manufacturing Services in the years ended December 27, 1997 and December 26, 1998 of $115.3 million and $118.6 million, respectively. During this period, two former officers of Maxtor, Robert Behlman (formerly our Vice President of Manufacturing) and Nathan Kawaye (formerly our Vice President and Chief Financial Officer), held positions as President and Chief Executive Officer and Vice President and Chief Financial Officer, respectively, at International Manufacturing Services. Mr. Tufano served as a director of International Manufacturing Services through December 30, 1998.

TRANSACTIONS WITH HYUNDAI INFORMATION TECHNOLOGY

     We have implemented the SAP System. Our rights to this new information system are governed by a license agreement between Hyundai Information Technology and SAP. We currently are discussing with SAP the terms on which we could obtain a direct license with SAP.

TRANSACTIONS WITH MMC TECHNOLOGY

     Hyundai Electronics America formed a division in May 1996 to supply us with hard disk media. This division of Hyundai Electronics America was incorporated as MMC Technology in December 1997 and is currently a wholly-owned subsidiary of Hyundai Electronics America. Michael Cannon, our President and Chief Executive Officer, is a director of MMC Technology. During the quarter ended December 27, 1997, the quarter in which we first began to purchase media from MMC Technology, and the year ended December 26, 1998, MMC Technology supplied media to Maxtor with an aggregate purchase price of $13.2 million and $146.8 million, respectively. In August 1998, we entered into an agreement with MMC Technology with respect to pricing of future purchases that provided for pricing discounts in return for a purchase volume commitment based on a percentage of Maxtor's total media purchases through September 30, 2001. The pricing discounts range from 2% to 4% off of competitive prices.

     On May 18, 1998, we entered into an agreement with MMC Technology relating to options to purchase shares of our common stock granted by us to MMC Technology employees. Under the agreement MMC Technology agreed to reimburse us for financial statement expenses relating to such options.

OTHER RELATED PARTY TRANSACTIONS

     We have entered into employment agreements and change of control agreements with certain of our officers and have made a loan to one officer. We have entered into indemnification agreements with each of our directors and executive officers. Such indemnification agreements require us to indemnify such individuals to the fullest extent permitted by law.

     All material transactions between us and our executive officers, directors, principal stockholders and other affiliates are subject to review and approval by the affiliated transaction committee or by a majority of our independent and disinterested directors.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) Consolidated Financial Statements -- See Index to Consolidated Financial Statements under Item 8 on page 35 of this report.

     (2) Financial Statement Schedules -- See Index to Consolidated Financial Statements under Item 8 on page 35 of this report.

     (3) EXHIBITS

 EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
---------                     -----------------------
 3.1(1)     Amended and Restated Certificate of Incorporation of
            Registrant, dated June 6, 1996.
 3.2(14)    Amended and Restated Certificate of Incorporation of
            Registrant, dated July, 1998.
 3.3(14)    Amended and Restated Bylaws of Registrant, dated June 6,
            1996.
 3.4(1)     Amended and Restated Bylaws of Registrant, dated July, 1998.
 3.5(16)    Certificate of Retirement of Series of Preferred Stock.
 4.1(14)    Stockholder Agreement dated June 25, 1998.
10.1(16)    Form of Indemnification Agreement between Registrant and
            Registrant's directors and officers.
10.2(14)    Indenture dated as of March 1, 1987 between Registrant and
            Security Pacific National Bank, as Trustee.
10.3(2)     Lease Agreement for Premises Located at 1821 Lefthand
            Circle, Suite D, between Registrant and Pratt Land Limited
            Liability Company, dated October 19, 1994.
10.4(2)     Lease Agreement for Premises Located at 1841 Lefthand Circle
            between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994.
10.5(2)     Lease Agreement for Premises Located at 1851 Lefthand Circle
            between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994.
10.6(2)     Lease Agreement for Premises Located at 2121 Miller Drive
            between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994.
10.7(2)     Lease Agreement for Premises Located at 2190 Miller Drive
            between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994.
10.8(3)     Lease Agreement by and between 345 Partnership and
            Registrant, dated February 24, 1995.
10.9(3)     Lease Agreement for Premises Located at 1900 Pike Road,
            Suite A Longmont, CO, between Registrant as Tenant and Pratt
            Land Limited Liability Company as Landlord, dated February
            24, 1995.
10.10(3)    Lease Agreement for Premises Located at 2040 Miller Drive
            Suite A, B, & C between Registrant as Tenant and Pratt Land
            Limited Liability Company as Landlord, dated February 24,
            1995.
10.11(3)    Manufacturing and Purchase Agreement by and Between
            Registrant and Hyundai Electronics Industries Co., Ltd.,
            dated April 27, 1995.
10.12(3)    Lease Agreement for Premises Located at 2040 Miller Drive,
            Suites D, E, & F, Longmont, CO, between Registrant as Tenant and Pratt Management Company, LLC as Landlord.
10.13(5)    Credit Agreement among Registrant and The Initial Lenders
            and the Issuing Bank and Citibank, N.A., dated August 31,
            1995.
10.14(5)    The Guaranty and Recourse Agreement among Registrant and
            Hyundai Electronics Industries Co., Ltd., dated August 31,
            1995.
10.15(5)    Amendment to the Financing Agreement among Registrant and
            the CIT Group/Business Credit, Inc., dated October 17, 1995.
10.16(6)    First Supplemental Indenture, dated as of January 11, 1996, between Registrant and State Street Bank and Trust Company.

 EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
---------                     -----------------------
10.17(6)    Credit Agreement, dated as of December 29, 1995 between
            Registrant and Hyundai Electronics America.
10.18(12)   Maxtor Corporation 1996 Stock Option Plan.**
10.19(12)   Intercompany Loan Agreement, dated as of April 10, 1996,
            between Registrant and Hyundai Electronics America.
10.20(12)   Receivables Purchase and Sale Agreement, dated as of March
            30, 1996, among Registrant and Corporate Receivables
            Corporation and Citicorp North America, Incorporated.
10.21(7)    Recapitalization Agreement among the Registrant,
            International Manufacturing Services, Incorporated and
            certain investors, dated as of May 21, 1996.
10.22(7)    Redemption Agreement between Registrant and International
            Manufacturing Services, Incorporated, dated as of May 21,
            1996.
10.23(7)    Manufacturing Services Agreement between Registrant and
            International Manufacturing Services, Incorporated, dated
            June 13, 1996.*
10.24(8)    Credit Facility, dated as of July 31, 1996, between
            Registrant and Hyundai Electronics America.
10.25(9)    Exchange Agreement effective June 18, 1996, between Maxtor
            Corporation and Hyundai Electronics America.
10.26(10)   364-Day Credit Agreement, dated August 29, 1996, among
            Registrant, Citibank, N.A., and Syndicate Banks.
10.27(10)   Credit Agreement, dated August 29, 1996, among Registrant,
            Citibank, N.A., and Syndicate Banks.
10.28(11)   Employment Agreement between Michael R. Cannon and
            Registrant, dated June 17, 1996.**
10.29(11)   Employment Agreement between Paul J. Tufano and Registrant, dated July 12, 1996.**
10.30(11)   Employment Agreement between William Roach and Registrant, dated December 13, 1996.**
10.31(12)   Intercompany Loan Agreement, dated as of April 10, 1997,
            between Registrant and Hyundai Electronics America.
10.32(14)   364-Day Credit Agreement dated as of October 31, 1997
            between Registrant and Nomura Bank International.
10.33(13)   Debt Payment and Stock Purchase Agreement, dated as of
            December 12, 1997, between Registrant and Hyundai
            Electronics America.
10.34(13)   Amendment to August 29, 1996 364-Day Credit Agreement, dated
            August 27, 1997, among Registrant, Citibank, N.A. and
            Syndicate Banks.
10.35(14)   Employment Agreement between Philip Duncan and Registrant
            dated July 15, 1996.**
10.36(14)   Receivables Purchase and Sale Agreement dated as of April 8,
            1998, among Maxtor Receivables Corporation, Registrant,
            Corporate Receivables Corporation, Citicorp North America
            and Bankers Trust Company.
10.37(14)   Intercompany Loan Agreement dated as of April 10, 1998,
            between Hyundai Electronics America and Registrant.
10.38(14)   Credit Agreement between Bank of America and Registrant
            dated December 26, 1996.
10.39(14)   Employment Agreement between K.H. Teh and Registrant, dated
            March 23, 1997.**
10.40(14)   Lease Agreement between Milpitas Oak Creek Delaware, Inc.
            and Registrant dated as of February 23, 1998.
10.41(14)   Business Agreement dated as of April 30, 1998, between
            Registrant and Texas Instruments Incorporated.*
10.42(14)   Volume Purchase Agreement dated as of January 1, 1998,
            between Registrant and Lucent Technologies, Inc.*

 EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
---------                     -----------------------
10.43(14)   Land Lease between Housing Development Board and Maxtor
            Singapore Limited dated as of March 28, 1991.
10.44(14)   R/3 Software End-User Value License Agreement between SAP
            Korea Ltd. and Hyundai Information Technology Co. Ltd. dated as of June 30, 1996.
10.45(14)   Sublicense Agreement between Hyundai Electronics Industries
            Co., Ltd., and Maxtor Corporation dated as of January 1,
            1996.
10.46(14)   Tax Allocation Agreement dated as of July 21, 1995 among
            Hyundai Electronics America, registrant and certain other
            subsidiaries.
10.47(4)    Agreement and Plan of Merger dated November 2, 1995 between
            Registrant, Hyundai Electronics America and Hyundai
            Acquisition, Inc.
10.48(14)   Tax Indemnification Agreement and Amendment to Tax
            Allocation Agreement dated June 26, 1998.
10.49(14)   Indemnity Agreement between Hyundai Electronics Industries
            Co., Ltd., and Registrant dated June 25, 1998.
10.50(14)   License Agreement between Registrant and Hyundai Electronics
            Industries Co., Ltd., dated June 25, 1998.
10.51(1)    Stock Purchase Agreement between Registrant and Hyundai
            Electronics Industries Co., Ltd., Hyundai Heavy Industries
            Co., Ltd., Hyundai Corporation, and Hyundai Merchant Marine
            Co., Ltd., dated September 10, 1993.
10.52(15)   Supply Agreement between Registrant and MMC Technology dated
            August 18, 1998.*
10.53(14)   1998 Restricted Stock Plan.**
10.54(14)   Form of Restricted Stock Grant Agreement.**
10.55(17)   Amended and Restated 1996 Stock Option Plan.**
10.56(14)   Chief Executive Officer Retention Agreement dated as of May
            29, 1998 between Registrant and Michael Cannon.**
10.57(14)   Retention Agreement dated as of May 29, 1998 between
            Registrant and Paul Tufano.**
10.58(14)   Form of Retention Agreement between Registrant and Executive
            Officers.**
10.59(14)   Letter Agreement between Victor B. Jipson and Registrant
            dated as of June 12, 1998.**
10.60(14)   Loan Agreement among Registrant, Banque Paribas and Hyundai
            Electronics Industries Co., Ltd. as guarantor dated as of
            September 1996.
10.61(14)   Loan Agreement among Registrant, Banque Nationale de Paris and Hyundai Electronics Industries Co., Ltd. as guarantor
            dated as of December 20, 1996.
10.62(14)   Letter Agreement setting forth terms and conditions of Loan
            Agreement between Registrant and the Bank of New York dated as of December 27, 1997.
10.63(14)   Waiver and Amendment dated as of May 22, 1998 to 364-Day
            Credit Agreement dated as of August 29, 1996 among
            Registrant, certain lenders and Citibank, N.A.
10.64(14)   Waiver and Amendment dated as of May 22, 1998 to 364-Day
            Credit Agreement dated as of October 31, 1997 between
            Registrant and Nomura Bank International plc.
10.65(14)   Waiver and Amendment dated as of May 22, 1998 to Three-Year
            Credit Agreement dated as of August 29, 1996 among
            Registrant, certain lenders and Citibank, N.A.
10.66(15)   Purchase and Sale Agreement between Registrant and Maxtor
            Receivables Corporation dated as of July 31, 1998.
10.67(15)   Receivables Purchase Agreement Among Maxtor Receivables
            Corporation, The Registrant, BlueKeel Funding LLC and Fleet
            National Bank.
10.68(17)   Letter Agreement between Registrant and MMC Technology dated
            May 18, 1998.+

 EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
---------                     -----------------------
10.69(16)   Mutual Release and Termination Agreement by and among
            Hyundai Electronics America, Axil Computers, Inc., Image
            Quest Technologies, Inc., Registrant, Odeum Microsystems,
            TV/COM International, Inc. dated November 1998.
10.70(16)   Letter Agreement between Hyundai Electronics America and
            Registrant dated January 19, 1999.
21.1(14)    List of Subsidiaries.
23.1        Consent of PricewaterhouseCoopers LLP, Independent
            Accountants.
27.1        Financial Data Schedule (EDGAR filed version only).

---------------
  * This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

 **  Management contract, or compensatory plan or arrangement.

 (1) Incorporated by reference to exhibits to Annual Report on Form 10-K effective May 27, 1993.

 (2) Incorporated by reference to exhibits of Form 10-Q filed February 7, 1995.

 (3) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 23, 1995.

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

(10) Incorporated by reference to exhibits of Form 8-K filed September 13, 1996.

(11) Incorporated by reference to exhibits of Form 10-K filed March 26, 1997.

(12) Incorporated by reference to exhibits of Form 10-Q filed May 12, 1997.

(13) Incorporated by reference to exhibits of Form 10-K filed April 10, 1998.

(14) Incorporated by reference to exhibits of Form S-1 filed July 30, 1998.

(15) Incorporated by reference to exhibits of Form 10-Q filed November 10, 1998.

(16) Incorporated by reference to exhibits of Form S-3 filed December 21, 1998.

(17) Incorporated by reference to exhibits of Form 8-K filed January 20, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 23rd day of March, 1999.

                                          MAXTOR CORPORATION
                                          (Registrant)

                                          By:     /s/ MICHAEL R. CANNON
                                            ------------------------------------
                                                     Michael R. Cannon
                                                 President, Chief Executive
                                                   Officer, and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ MICHAEL R. CANNON                  President, Chief Executive       March 23, 1999
-----------------------------------------------------  Officer, and Director
                  Michael R. Cannon

                 /s/ PAUL J. TUFANO                    Senior Vice President, Finance,  March 23, 1999
-----------------------------------------------------  Chief Financial Officer and
                   Paul J. Tufano                      Principal Accounting Officer

                 /s/ CHONG SUP PARK                    Chairman of the Board            March 23, 1999
-----------------------------------------------------
                   Chong Sup Park

                /s/ CHARLES F. CHRIST                  Director                         March 23, 1999
-----------------------------------------------------
                  Charles F. Christ

                 /s/ THOMAS L. CHUN                    Director                         March 23, 1999
-----------------------------------------------------
                   Thomas L. Chun

                 /s/ CHANG SEE CHUNG                   Director                         March 23, 1999
-----------------------------------------------------
                   Chang See Chung

                  /s/ CHARLES HILL                     Director                         March 23, 1999
-----------------------------------------------------
                    Charles Hill

                    /s/ Y. H. KIM                      Director                         March 23, 1999
-----------------------------------------------------
                      Y. H. Kim

                 /s/ PHILIP S. PAUL                    Director                         March 23, 1999
-----------------------------------------------------
                   Philip S. Paul

                               MAXTOR CORPORATION

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                 (IN THOUSANDS)

                                                     ADDITIONS CHARGED
                                   BALANCE AT             TO COST          DEDUCTIONS/      BALANCE AT
        PERIOD ENDED           BEGINNING OF PERIOD     AND EXPENSES      (RECOVERIES(1))   END OF PERIOD
        ------------           -------------------   -----------------   ---------------   -------------
December 28, 1996............        $5,196               $1,355             $1,296           $5,255
December 27, 1997............        $5,255               $1,000             $2,682           $3,573
December 26, 1998............        $3,573               $5,659             $  823           $8,409

-------------------------
(1) Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
---------    ------------------------------------------------------------
 3.1(1)      Amended and Restated Certificate of Incorporation of
             Registrant, dated June 6, 1996.
 3.2(14)     Amended and Restated Certificate of Incorporation of
             Registrant, dated July, 1998.
 3.3(14)     Amended and Restated Bylaws of Registrant, dated June 6,
             1996.
 3.4(1)      Amended and Restated Bylaws of Registrant, dated July, 1998.
 3.5(16)     Certificate of Retirement of Series of Preferred Stock.
 4.1(14)     Stockholder Agreement dated June 25, 1998.
10.1(16)     Form of Indemnification Agreement between Registrant and
             Registrant's directors and officers.
10.2(14)     Indenture dated as of March 1, 1987 between Registrant and
             Security Pacific National Bank, as Trustee.
10.3(2)      Lease Agreement for Premises Located at 1821 Lefthand
             Circle, Suite D, between Registrant and Pratt Land Limited
             Liability Company, dated October 19, 1994.
10.4(2)      Lease Agreement for Premises Located at 1841 Lefthand Circle
             between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994.
10.5(2)      Lease Agreement for Premises Located at 1851 Lefthand Circle
             between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994.
10.6(2)      Lease Agreement for Premises Located at 2121 Miller Drive
             between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994.
10.7(2)      Lease Agreement for Premises Located at 2190 Miller Drive
             between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994.
10.8(3)      Lease Agreement by and between 345 Partnership and
             Registrant, dated February 24, 1995.
10.9(3)      Lease Agreement for Premises Located at 1900 Pike Road,
             Suite A Longmont, CO, between Registrant as Tenant and Pratt
             Land Limited Liability Company as Landlord, dated February
             24, 1995.
10.10(3)     Lease Agreement for Premises Located at 2040 Miller Drive
             Suite A, B, & C between Registrant as Tenant and Pratt Land
             Limited Liability Company as Landlord, dated February 24,
             1995.
10.11(3)     Manufacturing and Purchase Agreement by and Between
             Registrant and Hyundai Electronics Industries Co., Ltd.,
             dated April 27, 1995.
10.12(3)     Lease Agreement for Premises Located at 2040 Miller Drive,
             Suites D, E, & F, Longmont, CO, between Registrant as Tenant and Pratt Management Company, LLC as Landlord.
10.13(5)     Credit Agreement among Registrant and The Initial Lenders
             and the Issuing Bank and Citibank, N.A., dated August 31,
             1995.
10.14(5)     The Guaranty and Recourse Agreement among Registrant and
             Hyundai Electronics Industries Co., Ltd., dated August 31,
             1995.
10.15(5)     Amendment to the Financing Agreement among Registrant and
             the CIT Group/Business Credit, Inc., dated October 17, 1995.
10.16(6)     First Supplemental Indenture, dated as of January 11, 1996, between Registrant and State Street Bank and Trust Company.
10.17(6)     Credit Agreement, dated as of December 29, 1995 between
             Registrant and Hyundai Electronics America.
10.18(12)    Maxtor Corporation 1996 Stock Option Plan.**
10.19(12)    Intercompany Loan Agreement, dated as of April 10, 1996,
             between Registrant and Hyundai Electronics America.
10.20(12)    Receivables Purchase and Sale Agreement, dated as of March
             30, 1996, among Registrant and Corporate Receivables
             Corporation and Citicorp North America, Incorporated.

 EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
---------    ------------------------------------------------------------
10.21(7)     Recapitalization Agreement among the Registrant,
             International Manufacturing Services, Incorporated and
             certain investors, dated as of May 21, 1996.
10.22(7)     Redemption Agreement between Registrant and International
             Manufacturing Services, Incorporated, dated as of May 21,
             1996.
10.23(7)     Manufacturing Services Agreement between Registrant and
             International Manufacturing Services, Incorporated, dated
             June 13, 1996.*
10.24(8)     Credit Facility, dated as of July 31, 1996, between
             Registrant and Hyundai Electronics America.
10.25(9)     Exchange Agreement effective June 18, 1996, between Maxtor
             Corporation and Hyundai Electronics America.
10.26(10)    364-Day Credit Agreement, dated August 29, 1996, among
             Registrant, Citibank, N.A., and Syndicate Banks.
10.27(10)    Credit Agreement, dated August 29, 1996, among Registrant,
             Citibank, N.A., and Syndicate Banks.
10.28(11)    Employment Agreement between Michael R. Cannon and
             Registrant, dated June 17, 1996.**
10.29(11)    Employment Agreement between Paul J. Tufano and Registrant, dated July 12, 1996.**
10.30(11)    Employment Agreement between William Roach and Registrant, dated December 13, 1996.**
10.31(12)    Intercompany Loan Agreement, dated as of April 10, 1997,
             between Registrant and Hyundai Electronics America.
10.32(14)    364-Day Credit Agreement dated as of October 31, 1997
             between Registrant and Nomura Bank International.
10.33(13)    Debt Payment and Stock Purchase Agreement, dated as of
             December 12, 1997, between Registrant and Hyundai
             Electronics America.
10.34(13)    Amendment to August 29, 1996 364-Day Credit Agreement, dated
             August 27, 1997, among Registrant, Citibank, N.A. and
             Syndicate Banks.
10.35(14)    Employment Agreement between Philip Duncan and Registrant
             dated July 15, 1996.**
10.36(14)    Receivables Purchase and Sale Agreement dated as of April 8,
             1998, among Maxtor Receivables Corporation, Registrant,
             Corporate Receivables Corporation, Citicorp North America
             and Bankers Trust Company.
10.37(14)    Intercompany Loan Agreement dated as of April 10, 1998,
             between Hyundai Electronics America and Registrant.
10.38(14)    Credit Agreement between Bank of America and Registrant
             dated December 26, 1996.
10.39(14)    Employment Agreement between K.H. Teh and Registrant, dated
             March 23, 1997.**
10.40(14)    Lease Agreement between Milpitas Oak Creek Delaware, Inc.
             and Registrant dated as of February 23, 1998.
10.41(14)    Business Agreement dated as of April 30, 1998, between
             Registrant and Texas Instruments Incorporated.*
10.42(14)    Volume Purchase Agreement dated as of January 1, 1998,
             between Registrant and Lucent Technologies, Inc.*
10.43(14)    Land Lease between Housing Development Board and Maxtor
             Singapore Limited dated as of March 28, 1991.
10.44(14)    R/3 Software End-User Value License Agreement between SAP
             Korea Ltd. and Hyundai Information Technology Co. Ltd. dated as of June 30, 1996.
10.45(14)    Sublicense Agreement between Hyundai Electronics Industries
             Co., Ltd., and Maxtor Corporation dated as of January 1,
             1996.

 EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
---------    ------------------------------------------------------------
10.46(14)    Tax Allocation Agreement dated as of July 21, 1995 among
             Hyundai Electronics America, registrant and certain other
             subsidiaries.
10.47(4)     Agreement and Plan of Merger dated November 2, 1995 between
             Registrant, Hyundai Electronics America and Hyundai
             Acquisition, Inc.
10.48(14)    Tax Indemnification Agreement and Amendment to Tax
             Allocation Agreement dated June 26, 1998.
10.49(14)    Indemnity Agreement between Hyundai Electronics Industries
             Co., Ltd., and Registrant dated June 25, 1998.
10.50(14)    License Agreement between Registrant and Hyundai Electronics
             Industries Co., Ltd., dated June 25, 1998.
10.51(1)     Stock Purchase Agreement between Registrant and Hyundai
             Electronics Industries Co., Ltd., Hyundai Heavy Industries
             Co., Ltd., Hyundai Corporation, and Hyundai Merchant Marine
             Co., Ltd., dated September 10, 1993.
10.52(15)    Supply Agreement between Registrant and MMC Technology dated
             August 18, 1998.*
10.53(14)    1998 Restricted Stock Plan.**
10.54(14)    Form of Restricted Stock Grant Agreement.**
10.55(17)    Amended and Restated 1996 Stock Option Plan.**
10.56(14)    Chief Executive Officer Retention Agreement dated as of May
             29, 1998 between Registrant and Michael Cannon.**
10.57(14)    Retention Agreement dated as of May 29, 1998 between
             Registrant and Paul Tufano.**
10.58(14)    Form of Retention Agreement between Registrant and Executive
             Officers.**
10.59(14)    Letter Agreement between Victor B. Jipson and Registrant
             dated as of June 12, 1998.**
10.60(14)    Loan Agreement among Registrant, Banque Paribas and Hyundai
             Electronics Industries Co., Ltd. as guarantor dated as of
             September 1996.
10.61(14)    Loan Agreement among Registrant, Banque Nationale de Paris and Hyundai Electronics Industries Co., Ltd. as guarantor
             dated as of December 20, 1996.
10.62(14)    Letter Agreement setting forth terms and conditions of Loan
             Agreement between Registrant and the Bank of New York dated as of December 27, 1997.
10.63(14)    Waiver and Amendment dated as of May 22, 1998 to 364-Day
             Credit Agreement dated as of August 29, 1996 among
             Registrant, certain lenders and Citibank, N.A.
10.64(14)    Waiver and Amendment dated as of May 22, 1998 to 364-Day
             Credit Agreement dated as of October 31, 1997 between
             Registrant and Nomura Bank International plc.
10.65(14)    Waiver and Amendment dated as of May 22, 1998 to Three-Year
             Credit Agreement dated as of August 29, 1996 among
             Registrant, certain lenders and Citibank, N.A.
10.66(15)    Purchase and Sale Agreement between Registrant and Maxtor
             Receivables Corporation dated as of July 31, 1998.
10.67(15)    Receivables Purchase Agreement Among Maxtor Receivables
             Corporation, The Registrant, BlueKeel Funding LLC and Fleet
             National Bank.
10.68(17)    Letter Agreement between Registrant and MMC Technology dated
             May 18, 1998.+
10.69(16)    Mutual Release and Termination Agreement by and among
             Hyundai Electronics America, Axil Computers, Inc., Image
             Quest Technologies, Inc., Registrant, Odeum Microsystems,
             TV/COM International, Inc. dated November 1998.
10.70(16)    Letter Agreement between Hyundai Electronics America and
             Registrant dated January 19, 1999.
21.1(14)     List of Subsidiaries.
23.1         Consent of PricewaterhouseCoopers LLP, Independent
             Accountants.

 EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
---------    ------------------------------------------------------------
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

 (1) Incorporated by reference to exhibits to Annual Report on Form 10-K effective May 27, 1993.

 (2) Incorporated by reference to exhibits of Form 10-Q filed February 7, 1995.

 (3) Incorporated by reference to exhibits to Annual Report on Form 10-K effective June 23, 1995.

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

(10) Incorporated by reference to exhibits of Form 8-K filed September 13, 1996.

(11) Incorporated by reference to exhibits of Form 10-K filed March 26, 1997.

(12) Incorporated by reference to exhibits of Form 10-Q filed May 12, 1997.

(13) Incorporated by reference to exhibits of Form 10-K filed April 10, 1998.

(14) Incorporated by reference to exhibits of Form S-1 filed July 30, 1998.

(15) Incorporated by reference to exhibits of Form 10-Q filed November 10, 1998.

(16) Incorporated by reference to exhibits of Form S-3 filed December 21, 1998.

(17) Incorporated by reference to exhibits of Form 8-K filed January 20, 1999.