Form 10-Q
period 1999-04-03
MAXTOR CORP
filed 1999-05-18
CIK 711039

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------
(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED APRIL 3, 1999

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

                            ------------------------

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock, $.01 par value per share, held by nonaffiliates of the registrant was $401,331,889 on May 13, 1999 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes.

     As of May 13, 1999, 102,871,117 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MAXTOR CORPORATION

                                   FORM 10-Q
                                 APRIL 3, 1999

                                     INDEX

                                                               PAGE
                                                              -------
                    PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
         Condensed Consolidated Balance Sheets --
           April 3, 1999 and December 26, 1998..............        3
         Condensed Consolidated Statements of Operations --
           Three months ended April 3, 1999, and March 28,
  1998......................................................        4
         Condensed Consolidated Statements of Cash Flows --
           Three months ended April 3, 1999, and March 28,
  1998......................................................        5
         Notes to Condensed Consolidated Financial
  Statements................................................    6 - 8

Item 2. Management's Discussion and analysis of Financial
Condition and Results of
         Operations.........................................   9 - 22

                     PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................       23

Item 5. Other Information...................................       24

Item 6. Exhibits and Reports on Form 8-K....................       24

Signature...................................................       25

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MAXTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              APRIL 3, 1999    DECEMBER 26, 1998
                                                              -------------    -----------------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $ 185,588          $ 214,126
  Marketable securities.....................................       94,802             13,503
  Accounts receivable, net of allowance of doubtful accounts of $8,975 at April 3, 1999 and $8,409 at December 26,
     1998...................................................      225,235            317,758
  Inventories...............................................      127,095            153,192
  Prepaid expenses and other................................       56,261             45,198
                                                                ---------          ---------
          Total current assets..............................      688,981            743,777
Net property, plant and equipment...........................      113,122            108,290
Other assets................................................        7,878             11,346
                                                                ---------          ---------
          Total assets......................................    $ 809,981          $ 863,413
                                                                =========          =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings, including current portion of
     long-term debt.........................................    $   5,258          $   5,261
  Accounts payable..........................................      329,487            427,737
  Accrued and other liabilities.............................       94,764            115,937
                                                                ---------          ---------
          Total current liabilities.........................      429,509            548,935
Long-term debt due affiliate................................           --             55,000
Long-term debt..............................................       85,031             90,046
                                                                ---------          ---------
          Total liabilities.................................      514,540            693,981
Common stock, $0.01 par value, 250,000,000 shares
  authorized; 102,871,234 shares issued and outstanding at
  April 3, 1999 and 94,293,499 shares issued and outstanding
  at December 26, 1998......................................        1,029                943
Additional paid-in capital..................................      980,477            880,175
Accumulated deficit.........................................     (724,775)          (741,780)
Cumulative other comprehensive income -- unrealized gain on
  investments in equity securities..........................       38,710             30,094
                                                                ---------          ---------
          Total stockholders' equity........................      295,441            169,432
                                                                ---------          ---------
          Total liabilities and stockholders' equity........    $ 809,981          $ 863,413
                                                                =========          =========

                            See accompanying notes.

                               MAXTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              APRIL 3, 1999    MARCH 28, 1998
                                                              -------------    --------------
Revenue.....................................................  $    681,506        $545,231
Revenue from affiliates.....................................            84           4,386
                                                              ------------        --------
          Total revenue.....................................       681,590         549,617
Cost of revenue.............................................       595,117         483,798
Cost of revenue from affiliates.............................            60           3,564
                                                              ------------        --------
          Total cost of revenue.............................       595,177         487,362
                                                              ------------        --------
          Gross profit......................................        86,413          62,255
Operating expenses:
  Research and development..................................        46,840          33,372
  Selling, general and administrative.......................        19,920          15,923
  Stock compensation expenses...............................           865          14,696
                                                              ------------        --------
          Total operating expenses..........................        67,625          63,991
                                                              ------------        --------
Income (loss) from operations...............................        18,788          (1,736)
Interest expense............................................        (3,680)         (8,768)
Interest and other income...................................         4,897             274
                                                              ------------        --------
Income (loss) before provision for income taxes.............        20,005         (10,230)
Provision for income taxes..................................         3,000              89
                                                              ------------        --------
Net Income (loss)...........................................        17,005         (10,319)
Unrealized gain on investments in equity securities.........         8,616           9,124
                                                              ------------        --------
Comprehensive income (loss).................................  $     25,621        $ (1,195)
                                                              ============        ========
Net income (loss) per share -- basic........................  $       0.17        $(672.16)
Net income (loss) per share -- diluted......................  $       0.17        $(672.16)
Shares used in per share calculation
  -- basic..................................................    98,912,770          15,352
  -- diluted................................................   101,515,783          15,352

                            See accompanying notes.

                               MAXTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              APRIL 3, 1999    MARCH 28, 1998
                                                              -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................    $  17,005         $(10,319)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................       17,973           15,756
  Stock compensation expense................................          865           14,696
  Gain on sale of other assets..............................       (1,565)              --
  Loss (gain) on disposal of property, plant & equipment....           --            1,312
  Change in assets & liabilities:
     Accounts receivable....................................       91,288          (62,131)
     Inventories............................................       26,097           (8,662)
     Other current assets...................................       (2,447)          (4,528)
     Accounts payable.......................................      (98,250)          89,999
     Accrued and other liabilities..........................      (21,173)          (2,482)
                                                                ---------         --------
          Net cash provided by operating activities.........       29,793           33,641
                                                                ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment................           --            2,972
Purchase of property, plant & equipment.....................      (22,785)          (8,332)
Purchase of marketable securities...........................      (81,299)              --
Other.......................................................           13            7,038
                                                                ---------         --------
          Net cash provided by (used in) investing
             activities.....................................     (104,071)           1,678
                                                                ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, including short-term
  borrowings................................................           --           29,904
Principal payments of debt, including short-term
  borrowings................................................      (55,000)         (68,787)
Principal payments under capital lease obligations..........          (18)              (8)
Net payments under accounts receivable securitization.......           --              (48)
Proceeds from issuance of common stock from public offering, employee stock purchase plan and stock options
  exercised.................................................      100,758               --
                                                                ---------         --------
          Net cash provided by (used in) financing
             activities.....................................       45,740          (38,939)
                                                                ---------         --------
Net change in cash & cash equivalents.......................      (28,538)          (3,620)
Cash & cash equivalents at beginning of period..............      214,126           16,925
                                                                ---------         --------
Cash & cash equivalents at end of period....................    $ 185,588         $ 13,305
                                                                =========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest...............................................    $   4,155         $  6,272
     Income taxes...........................................    $      25         $    298
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Purchase of property, plant & equipment financed by
     accounts payable.......................................    $      --         $  8,919
  Purchase of property, plant & equipment financed by
     capital lease..........................................    $      --         $     13
  Increase (decrease) in receivable from on affiliates......    $  (1,235)        $  2,325
  Retirement of debt in exchange for bond redemption........    $   5,000         $     --
  Increase in unrealized gain on investments in equity
     securities.............................................    $   8,616         $  9,124

                            See accompanying notes.

                               MAXTOR CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation (Maxtor or the Company) and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 26, 1998 incorporated in the Company's annual report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

 2. INVENTORIES

                                                  APRIL 3, 1999    DECEMBER 26, 1998
                                                  -------------    -----------------
Inventories comprised (in thousands):
  Raw materials.................................    $ 39,640           $ 51,680
  Work-in-process...............................       3,977              6,308
  Finished goods................................      83,478             95,204
                                                    --------           --------
                                                    $127,095           $153,192
                                                    ========           ========

 3. STOCKHOLDERS' EQUITY

     In February 1999, the Company completed a public offering of 7.8 million shares of the Company's common stock. The Company received net proceeds of approximately $95.8 million from the offering, after deducting the underwriting discounts and estimated expenses payable by the Company. A portion of the proceeds from the offering was used to prepay without penalty outstanding aggregate principal indebtedness of $55.0 million owing to Hyundai Electronics America under a subordinated note due July 31, 2001 (see Note 7).

                               MAXTOR CORPORATION

                                  (UNAUDITED)

 4. NET INCOME (LOSS) PER SHARE

     In accordance with the disclosure requirements of Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share calculations is provided as follows (in thousands, except share and per share amounts):

                                                        THREE MONTHS ENDED
                                                  -------------------------------
                                                  APRIL 3, 1999    MARCH 28, 1998
                                                  -------------    --------------
                                                            (UNAUDITED)
NUMERATOR -- BASIC AND DILUTED
Net income (loss)...............................  $     17,005        $(10,319)
                                                  ============        ========
Net income (loss) available to common
  stockholders..................................  $     17,005        $(10,319)
                                                  ============        ========
DENOMINATOR
Basic weighted average common shares
  outstanding...................................    98,912,770          15,352
Effect of dilutive securities:
  Common stock options..........................     2,603,013              --
                                                  ------------        --------
Diluted weighted average common shares..........   101,515,783          15,352
                                                  ============        ========
Basic net income (loss) per share...............  $       0.17        $(672.16)
                                                  ============        ========
Diluted net income (loss) per share.............  $       0.17        $(672.16)
                                                  ============        ========

 5. CONTINGENCIES

     The Company currently is involved in a dispute with StorMedia Incorporated ("StorMedia"), which arises out of an agreement among the Company, StorMedia and Hyundai Electronics Industries Co. Ltd. ("HEI") which became effective on November 17, 1995. In that agreement, StorMedia agreed to supply disk media to the Company. StorMedia's disk media did not meet the Company's specifications and functional requirements as required by the agreement and the Company ultimately terminated the agreement.

     After a class action securities lawsuit was filed against StorMedia by certain of its shareholders in September 1996 which alleged, in part, that StorMedia failed to perform under the agreement, StorMedia sued HEI, Mong Hun Chung (HEI's chairman), Dr. Chong Sup Park (Hyundai Electronics America ("HEA")'s President and the individual who signed the StorMedia Agreement on behalf of the Company) and K.S. Yoo (the individual who signed the StorMedia Agreement on behalf of HEI) (collectively the "Original Defendants") in federal court (the "Federal Suit"). In the Federal Suit, StorMedia alleged that at the time HEI entered into the StorMedia Agreement, it knew that it would not and could not purchase the volume of products it committed to purchase, and that failure to do so caused damages to StorMedia in excess of $206 million.

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

                               MAXTOR CORPORATION

                                  (UNAUDITED)

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

     The Company has been sued in the United States District Court for the Northern District of California by Papst-Motoren GmbH and Papst Licensing(collectively "Papst"). Papst alleges that the Company is infringing on 15 patents purportedly owned by Papst. The Company has not yet served its answer to the complaint by Papst. While the final outcome of these claims cannot be determined at this time, the Company believes that resolution of these claims will not have a material adverse effect on its business, financial condition or results of operations. This statement should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 26, 1998.

     No amounts have been reserved in the accompanying consolidated financial statements for any legal claims or actions.

 6. RECLASSIFICATIONS

     Certain reclassifications have been made to prior year balances to conform to current classifications.

 7. RELATED PARTY TRANSACTION

     During the quarter ended April 3, 1999, the Company paid off $55.0 million of note payable to HEA and incurred $2.3 million of interest payment related to the note (see Note 3). As of April 3, 1999, Maxtor has no outstanding indebtedness to HEA.

     The cost of revenue includes certain component parts purchased from MMC Technology, Inc., a wholly owned subsidiary of HEA, amounting to $38.2 million for the quarter ended April 3, 1999 and $27.6 million for the quarter ended March 28, 1998. The cost of revenue also includes certain component parts purchased from HEI which to date have not been significant.

 8. SUBSEQUENT EVENT

     In April 1999, the Company sold a portion of its investment in Celestica Inc. resulting in approximately $22.1 million gain, which will be included in other income for the quarter ending July 3, 1999.

     This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements including those discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: "Results of Operations"; "Liquidity and Capital Resources"; "Certain Factors Affecting Future Performance"; and elsewhere in this report. In this report, the words "anticipate," "believe," "expect," "intend," "future" and similar expressions also identify forward-looking statements. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following risk factors and elsewhere in this report.

     Maxtor(R) and No Quibble(R) are registered trademarks of Maxtor. The Maxtor logo, DiamondMax(TM) and Formula 4(TM) are trademarks of Maxtor. All other brand names and trademarks appearing in this report are the property of their respective holders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.

RESULTS OF OPERATIONS

     REVENUE AND GROSS PROFIT

                                                THREE MONTHS ENDED
                                          -------------------------------
                                          APRIL 3, 1999    MARCH 28, 1998    CHANGE
                                          -------------    --------------    ------
                                                    (UNAUDITED)
(In millions)
  Total revenue.........................     $681.6            $549.6        $132.0
  Gross profit..........................     $ 86.4            $ 62.3        $ 24.1
  Net Income (loss).....................     $ 17.0            $(10.3)       $ 27.3
As a percentage of revenue:
  Total revenue.........................      100.0%            100.0%
  Gross profit..........................       12.7%             11.3%
  Net Income (loss).....................        2.5%             -1.9%

  Revenue

     Total revenue increased 24.0% in the quarter ended April 3, 1999 compared to the quarter ended March 28,1998 primarily due to an increase in unit shipments of approximately 58.5%, partially offset by average unit prices which were lower by 21.7%. Revenue from the OEM channel for the quarter ended April 3, 1999 represented 72.0% of total revenue compared to 75.8% for the corresponding quarter in 1998. Revenue from the distribution and retail channel represented 28.0% of total revenue for the first quarter in 1999 compared to 24.2% for the same quarter in fiscal year 1998. Revenue and unit volume growth in 1999 were favorably impacted by better time to market performance, strengthening of the OEM customer base, increased penetration of the distribution channel, and a continued trend to shipping higher capacity drives. This was offset somewhat by continued pricing pressures which resulted in lower average unit selling prices.

  Gross profit

     Gross profit as a percentage of revenue improved to 12.7% in first quarter of 1999 from 11.3% in the first quarter of 1998. The increase in gross profit is due mainly to the increase in unit volumes and the timely introduction of new, higher margin products, which achieved market acceptance and higher manufacturing yields. Gross margin was also favorably affected by improved product designs which led to improved manufacturing yields and lower component costs. However, growth of our gross margin was partially constrained by continued rapid price erosion in the hard disk drive market as a whole, which resulted in lower average selling prices per unit. We believe that the decline in average selling prices is likely to continue in the future and could constrain future growth in gross margin.

     OPERATING EXPENSES

                                                THREE MONTHS ENDED
                                          -------------------------------
                                          APRIL 3, 1999    MARCH 28, 1998    CHANGE
                                          -------------    --------------    ------
                                                    (UNAUDITED)
(In millions)
  Research and development..............      $46.8            $33.4         $ 13.4
  Selling, general and administrative...      $19.9            $15.9         $  4.0
  Stock compensation expenses...........      $ 0.9            $14.7         $(13.8)
As a percentage of revenue:
  Research and development..............        6.9%             6.1%
  Selling, general and administrative...        2.9%             2.9%
  Stock compensation expenses...........        0.1%             2.7%

  Research and Development (R&D)

     R&D expense as a percentage of revenue increased slightly to 6.9% for the first quarter of 1999 compared to 6.1% for the same quarter in 1998. The absolute dollar level of R&D expenditures increased significantly due primarily to our efforts to develop new products for the desktop computer market, including the efforts to transition from the magneto-resistive head technology to the giant magneto-resistive head technology, as well as products for a new market segment. In March 1999, we announced our newest hard disk drive product, the DiamondMax Plus 5120, which is our first product utilizing the giant magneto-resistive head technology.

  Selling, General and Administrative (SG&A)

     SG&A expense remained flat at 2.9% as a percentage of revenue while increasing in absolute dollars. The increase in absolute dollar in the first quarter of 1999 was primarily due to the costs associated with supporting Maxtor's higher sales volume. Controlled marketing, general and administrative expenses enabled us to hold SG&A expenses as a percentage of revenue flat from the first quarter of 1998.

  Stock Compensation

     In 1996 we adopted the 1996 Stock Option Plan (the Plan), pursuant to which substantially all of our domestic employees and certain international employees received options which were required to be accounted for as variable options. These options, which were granted between May 1996 and October 1997, required remeasurement of any intrinsic compensation element at each reporting date determined by the difference between the estimated current fair value of our stock and the exercise price of the options. In the first quarter of 1998, we amended and restated the Plan to remove the variable features and all grants subsequent to October 1997 have been subject to fixed terms. In the second quarter of 1998, we offered and re-issued new fixed-award options in exchange for options previously issued under variable terms, thereby eliminating the requirement to remeasure these options in subsequent periods. In connection therewith, we recorded compensation expense related to the difference between the estimated fair market value of our stock as of March 28, 1998 and the stated value of our options. Compensation cost was reflected in accordance with Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Accordingly, we recorded non-cash compensation expense of $14.7 million in the first quarter of 1998 and $0.9 million in the first quarter of 1999. The remaining unrecognized compensation element will be reflected in quarterly charges, decreasing sequentially through the second quarter of 2001.

     INTEREST EXPENSE AND INTEREST INCOME

                                                 THREE MONTHS ENDED
                                           -------------------------------
                                           APRIL 3, 1999    MARCH 28, 1998    CHANGE
                                           -------------    --------------    ------
                                                     (UNAUDITED)
(In millions)
  Interest expense.......................      $3.7              $8.8         $ (5.1)
  Interest and other income..............      $4.9              $0.3         $  4.6
As a percentage of revenue:
  Interest expense.......................       0.5%              1.6%
  Interest and other income..............       0.7%              0.0%

  Interest Expense

     Interest expense as a percentage of revenue declined from 1.6% in the first quarter of 1998 to 0.5% in the first quarter of 1999. In absolute dollar terms, interest expense decreased significantly from $8.8 million in the first quarter of 1998 to $3.7 million in the first quarter of 1999. The decrease in interest expense was due primarily to the retirement of debts between the second quarter of 1998 and first quarter of 1999. Our total short-term and long-term outstanding borrowings were $350.5 million at March 28, 1998 compared to $90.3 million at April 3, 1999.

  Interest and Other Income

     Interest and other income in the first quarter of 1999 increased significantly in both absolute dollar amount and as a percentage of revenue when compared to the first quarter of 1998. The increase was primarily due to the increase in total cash and cash equivalents and marketable securities, which were generated from our public offerings in July 1998 and February 1999. Our total cash and cash equivalents and marketable securities were $280.4 million at April 3, 1999 compared to $13.3 million at March 28, 1998.

     PROVISION FOR INCOME TAXES

                                                 THREE MONTHS ENDED
                                           -------------------------------
                                           APRIL 3, 1999    MARCH 28, 1998    CHANGE
                                           -------------    --------------    ------
                                                     (UNAUDITED)
(In millions)
  Income (loss) before provision for
     income taxes........................      $20.0            $(10.2)       $ 30.2
  Provision for income taxes.............      $ 3.0            $  0.1        $  2.9

     The provision for income taxes consists primarily of federal alternative minimum tax and foreign taxes. Due to our net operating losses ("NOL"), NOL carryforwards and favorable tax status in Singapore, we have not incurred any significant foreign, U.S. federal, state or local income taxes for prior fiscal periods.

     The Company's effective tax rate for the periods 1998 and 1999 differs from the combined federal and state rates due to the repatriation of foreign earnings absorbed by current year domestic tax losses, and our domestic losses not providing current tax benefits, offset in part by the tax savings associated with our Singapore operations, which is not taxable as a result of our pioneer tax status in Singapore.

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

  Our State of Readiness

     Overview. To address Year 2000 readiness, we have implemented a corporate program to coordinate efforts across all business functions and geographic areas, which includes addressing risks associated with business partners and other third-party relationships. Our internal Year 2000 readiness program is separated into four phases: (1) Awareness, (2) Inventory, (3) Assessment and (4) Resolution. We have substantially completed the "assessment" phase and expect to have substantially completed all four phases by June of 1999. Additionally, we have formed a Year 2000 Program Office to coordinate the foregoing corporate program and also have engaged external Year 2000 consultants to assist with methodology and process of the inventory, assessment and resolution phases. There can be no assurance that we will be able to complete all four phases in a timely manner, or that the process will adequately address the Year 2000 Issue.

     Core IT Systems. We have implemented the R3 system from SAP A.G. The SAP system is designed to automate more fully our business processes and is certified by SAP A.G. as Year 2000 compliant. The initial step of this implementation was completed in early October 1998 and included most of the major functional areas of our business.

     Other Information Technology Systems. Our other information technology systems include factory information and control systems, computer aided design systems, banking interface systems, electronic data interchange systems, credit card processing, customer call management, human resources systems, non-United States payroll processing, and shipment and just in time delivery management systems. We have determined that most of our human resources systems, factory information systems, call management system, non-United States payroll processing and supplier just-in-time delivery management systems are not Year 2000 compliant. We have completed our assessment of all non Year 2000 compliant systems and have engaged vendors to repair or replace these systems. The inventory and assessment portion of our networked PC's has been completed and we are now in the remediation stage for the hardware and software applications. We will assign the highest resolution priority to repair or replace items that affect new product development, volume production and distribution.

     Networking Systems. In a recent corporate level business decision, we have concluded that instead of upgrading our current Banyan Vines based networking system, it would be much more beneficial to us if we implemented NT-servers and Microsoft Exchange Mailman System. The decision has been made to go forward with the NT-server implementation now, in order to avoid impacting critical development programs at a later time. The current out look of the NT-server implementation schedule is for completion by September 30, 1999. The NT-server network is Y2K compliant.

     Non-Information Technology Systems. Our non-information technology systems include departmental and personal automated applications used in all of our functional areas, building systems such as heating, cooling, and air purification, component and hard disk drive test equipment, and manufacturing equipment. We currently are assessing our non-information technology systems to determine the level of risk of business interruption associated with a failure of each system and to prioritize our resolution activities. We will assign the highest resolution priority to repair or replace items that affect new product development, volume production and distribution.

     Vendors and Suppliers. Our vendors and suppliers include the sources of materials used in our hard disk drives, the JIT (Just In Time) and forward carrier logistics operations, the sources of the equipment and supplies used by us in the conduct of our business, as well as our landlords, financial institutions, and other service providers. Inventory of our material suppliers has been completed and on site assessments of our logistics suppliers are under way. The Maxtor Year 2000 Program Office has created an extensive repository of detailed data and information collected from our inventory and remediation activities as well as our supplier assessments. Assessments include determination of the level of risk of business interruption associated with a failure of a vendor or supplier because of the Year 2000 Issue and assignment of priority to resolution activities.

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

  The Costs to Address Our Year 2000 Issues

     We made capital expenditures of approximately $33.0 million and incurred related expenses of approximately $7.5 million in fiscal 1998 in connection with our implementation of the SAP system. We expect to make capital expenditures of approximately $10.0 million and incur expenses of approximately $4.0 million in fiscal 1999 in connection with the resolution of our Year 2000 issues. During the quarter ended April 3, 1999, we incurred approximately $0.4 million in capital expenditures and $1.0 million in expenses related to our Year 2000 issues. No significant system projects have been deferred due to Year 2000 issues. As we progress in our Year 2000 readiness program, these costs may change. In addition, our cost estimates do not include potential costs related to any customer or other claims resulting from our failure to adequately correct our Year 2000 issues.

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

  Our Contingency Plans

     As part of the four-step process outlined above, specific contingency plans are being developed in connection with the assessment and resolution of the risks identified. We have established certain information technology contingency plans, and we are continuing to develop such plans regarding each specific area of risk associated with the Year 2000 Issue. In addition, we have begun to develop contingency plans to cover any material shortages or logistics related delays, which we identified as potential occurrences as a result of our on site supplier assessments. There is no assurance that we will complete contingency plans that address risks which actually arise or that any such contingency plans will properly address their intended purposes if they are implemented. In addition, we do not have and do not anticipate obtaining any insurance policy which contains material coverage for potential injuries or damages related to or caused by the Year 2000 Issue.

LIQUIDITY AND CAPITAL RESOURCES

     At April 3, 1999, we had $280.4 million in cash, cash equivalents and marketable securities as compared to $227.6 million at December 26,1998. In February 1999, we completed an underwritten secondary public offering of 7,800,000 newly-issued shares of our common stock and received $95.8 million, net of offering costs and expenses.

     Operating activities provided net cash of $29.8 million for the quarter ended April 3, 1999. The cash provided from operating activities was principally generated from net income, adjustment of other non-cash charges, collection of accounts receivable and decrease in inventory, which was partially offset by the decrease in accounts payable and accrued expenses. We used $104.1 million in investing activities during the first quarter of 1999, principally for the purchase of marketable securities and property, plant and equipment. During the quarter ended April 3,1999, we reduced short and long-term debt by $60.0 million using approximately $55.0 million of the proceeds from our February 1999 public offering and cash from operations.

     As of April 3, 1999, our outstanding debts comprised $90.0 million of publicly-traded Subordinated Debentures, due March 1, 2012 and approximately $0.3 million in capital lease obligations. Our outstanding 5.75% Subordinated Debentures are entitled to annual sinking fund payments of $5.0 million which commenced March 1, 1998. These debentures no longer are convertible into our common stock or any other security of Maxtor.

     We also have a $200.0 million asset securitization program with Fleet National Bank under which we sell our eligible trade accounts receivable on a non-recourse basis through a special purpose entity. At December 26, 1998, $100.0 million of accounts receivable was securitized under the program and excluded from our accounts receivable balance.

     We believe the existing capital resources together with cash generated from operations and borrowing capacity, will be sufficient to fund our operations through at least the next 12 months. We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and to invest in property, plant and equipment. During 1999, capital expenditures are expected to be between approximately $130.0 million and $145.0 million, to be used principally for adding manufacturing capacity and implementing new and updating existing information technology systems. We intend to seek financing arrangements, including a line of credit, to fund our future capacity expansion plans, as necessary. However, our ability to generate cash will depend on, among other things, demand in the desktop hard disk drive market and pricing conditions. If we need additional capital, there can be no assurance that such additional financing can be obtained, or, if obtained, that it will be available on satisfactory terms. See discussion below under the heading "Certain Factors Affecting Future Performance."

                  CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF $724.8 MILLION

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

     As of April 3, 1999, we had an accumulated deficit of approximately $724.8 million. If we do not address successfully the factors that led to our history of losses, we will not be profitable in the future. Even if we successfully address these factors, we still may not be profitable in the future.

OUR AVERAGE SELLING PRICES ARE DECLINING

     We anticipate that average selling prices in the hard disk drive industry will continue to decline for the foreseeable future. The average selling price of a hard disk drive rapidly declines over its commercial life due to technological enhancement, productivity improvement, increases in industry supply, competitors lowering prices to absorb excess capacity, liquidation of excess inventories, or when competitors attempt to gain market share. These factors make it very challenging to maintain consistent revenue growth and profitability in the hard disk drive industry.

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

A SIGNIFICANT AMOUNT OF OUR REVENUE COMES FROM A FEW CUSTOMERS

     We sell most of our products to a limited number of customers. During the quarter ended April 3, 1999, one customer, Dell, accounted for approximately 25.8% of our revenue, and our top ten customers accounted for approximately 68.8% of our revenue. During the quarter ended March 28, 1998, two customers, Dell and IBM, accounted for approximately 25.9% and 18.7%, respectively, of our revenue, and our top ten customers accounted for approximately 73.8% of our revenue.

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

OUR QUARTERLY RESULTS FLUCTUATE SIGNIFICANTLY

     Our recent revenue growth rates may not be sustainable. Our quarterly results may not be indicative of our future performance. Our quarterly operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our future performance will depend on many factors, including the following:

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

WE DEPEND ON OUR KEY PERSONNEL

     Our success depends upon the continued contributions of our key employees, many of whom would be extremely difficult to replace. We also do not have key person life insurance on any of our personnel. Most of our senior management and a significant number of our other employees have been with us for less than three years. Worldwide competition for skilled employees in the hard disk drive industry is extremely intense. We believe that some of our competitors recently have made targeted efforts to recruit employees from us and such efforts have resulted in us losing some skilled managers. There is no guarantee that we will be successful in retaining our key employees. If we are unable to retain our existing employees or to hire and integrate new employees, our business, financial condition and results of operations could be materially and adversely affected.

WE HAVE ONLY ONE MANUFACTURING FACILITY AND HAVE TAKEN STEPS TO ADD A FACILITY

     Our volume manufacturing operations currently are based in a single facility in Singapore. In line with our forecast for additional customer demands, we have secured an additional manufacturing facility in Singapore. A fire, flood, earthquake or other disaster or condition affecting our facility could have a material adverse effect on our business, financial condition and results of operations. Additionally, the current forecast for our products may not be indicative of our customers' demand in the future and any material change could result in manufacturing over capacity and have a material adverse effect on our business, financial condition and results of operations.

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

     We have been sued by Papst-Motoren GmbH and Papst Licensing (collectively "Papst") claiming infringement of a number of hard disk drive motor patents. The lawsuit is pending in the United States District Court for the Northern District of California. This lawsuit relates to the alleged infringement of 15 of the hard disk drive motor patents described above. The patents in question relate to motors that we purchase from motor vendors and the use of such motors in hard disk drives. While we believe that we have valid defenses to the Papst claim, the results of any litigation are inherently uncertain and there is no assurance that Papst will not assert other infringement claims relating to current patents, pending patent applications and future patents or patent applications. Additionally, there is no assurance that we will be able to successfully defend ourselves against any such lawsuit. A favorable outcome for Papst in the lawsuit could result in the issuance of an injunction against us or our products and/or the payment of monetary damages equal to a reasonable royalty or recovered lost profits or, in the case of a finding of a willful infringement, treble damages and could have a material adverse effect on our business, financial condition and results of operations.

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

WE HAVE EXPOSURE FROM OUR WARRANTIES

     Our products may contain defects. We generally warrant our products for three years. Our standard warranty contains a limit on damages and an exclusion of liability for consequential damages and for negligent or improper use of the product. We establish a reserve, at the time of product shipment, in an amount equal to our estimated warranty expenses. We had warranty reserves of $44.0 million as of April 3, 1999 and $25.1 million as of March 28, 1998. While we believe that our warranty reserves will be sufficient, the failure to maintain sufficient warranty reserves or the unenforceability of our liability limitations could have a material adverse effect on our business, financial condition and results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company currently is involved in a dispute with StorMedia Incorporated ("StorMedia"), which arises out of an agreement among the Company, StorMedia and Hyundai Electronics Industries Co. Ltd. (HEI) which became effective on November 17, 1995. In that agreement, StorMedia agreed to supply disk media to the Company. StorMedia's disk media did not meet the Company's specifications and functional requirements as required by the agreement and the Company ultimately terminated the agreement.

     After a class action securities lawsuit was filed against StorMedia by certain of its shareholders in September 1996 which alleged, in part, that StorMedia failed to perform under the agreement, StorMedia sued HEI, Mong Hun Chung (HEI's chairman), Dr. Chong Sup Park (Hyundai Electronics America (HEA)'s President and the individual who signed the StorMedia Agreement on behalf of the Company) and K.S. Yoo (the individual who signed the StorMedia Agreement on behalf of HEI) (collectively the "Original Defendants") in federal court (the "Federal Suit"). In the Federal Suit, StorMedia alleged that at the time HEI entered into the StorMedia Agreement, it knew that it would not and could not purchase the volume of products it committed to purchase, and that failure to do so caused damages to StorMedia in excess of $206 million.

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

     The Company has been sued in the United States District Court for the Northern District of California by Papst-Motoren GmbH and Papst Licensing (collectively "Papst"). Papst alleges that the Company is infringing on 15 patents purportedly owned by Papst. The Company has not yet served its answer to the complaint by Papst. While the final outcome of these claims cannot be determined at this time, the Company believes that resolution of these claims will not have a material adverse effect on its business, financial condition or results of operations. This statement should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 26, 1998.

     No amounts have been reserved in the accompanying consolidated financial statements for any legal claims or actions.

ITEM 5. OTHER INFORMATION

     The net proceeds to Maxtor from the sale of 49,731,225 shares of Maxtor common stock in our initial public offering (Registration Statement No. 333-56099), effective July 30, 1998, including the underwriter's exercise of their overallotment on August 14, 1998, were approximately $328.8 million after deducting underwriting discounts and estimated offering expenses payable by Maxtor.

     From the date of the closing of the initial public offering through April 3, 1999, we applied the net proceeds as follows: approximately $200.0 million was used to pay certain outstanding indebtedness under certain credit facilities due to various banks; approximately $128.8 million was used for general corporate purposes.

     The net proceeds to Maxtor from the sale of 7,800,000 shares of Maxtor common stock in our secondary public offering (Registration Statement No. 333-69307), effective February 9, 1999, were approximately $95.8 million after deducting underwriting discounts and estimated offering expenses payable by Maxtor.

     From the date of the closing of the secondary public offering through April 3, 1999, we applied the net proceeds as follows: $55.2 million was used to pay outstanding principal indebtedness and accrued interest owing to Hyundai Electronics America under a subordinated note due July 31, 2001; $40.6 million was used for general corporate purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(SEE INDEX TO EXHIBITS ON PAGE E-1 OF THIS REPORT.)

     There were no reports filed on Form 8-K during the reporting period ended April 3, 1999.

ITEMS 2, 3 AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          MAXTOR CORPORATION

                                          By:         /s/ PAUL J. TUFANO

                                            ------------------------------------
                                                       Paul J. Tufano
                                              Senior Vice President, Finance,
                                                Chief Financial Officer and
                                                Principal Accounting Officer

Date: May 17, 1999

                               INDEX TO EXHIBITS

EXHIBIT                                                                   SEQUENTIALLY
  NO                               DESCRIPTION                           NUMBERED PAGES
-------                            -----------                           --------------
  27       Financial Data Schedule.....................................