Form 10-Q
period 1999-07-03
MAXTOR CORP
filed 1999-08-16
CIK 711039

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

                       FOR THE PERIOD ENDED JULY 3, 1999

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
          5.75% CONVERTIBLE SUBORDINATED DEBENTURES, DUE MARCH 1, 2012

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock, $.01 par value per share, held by nonaffiliates of the registrant was $233,528,205 on August 11, 1999 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes.

     As of August 11, 1999, 104,556,419 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MAXTOR CORPORATION

                                   FORM 10-Q
                                  JULY 3, 1999

                                     INDEX

                                                                         PAGE
                                                                        -------
                         PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements.................
          Condensed Consolidated Balance Sheets -- July 3, 1999 and
            December 26, 1998.........................................        3
          Condensed Consolidated Statements of Operations -- Three
            months and six months ended July 3, 1999, and June 27,
            1998......................................................        4
          Condensed Consolidated Statements of Cash Flows -- Six
            months ended July 3, 1999, and June 27, 1998..............        5
          Notes to Condensed Consolidated Financial Statements........    6 - 9
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results
            of Operations.............................................  10 - 23

                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................       24
Item 5.   Other Information...........................................       25
Item 6.   Exhibits and Reports on Form 8-K............................       25
Signature Page........................................................       26

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MAXTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                JULY 3,      DECEMBER 26,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $ 198,285       $214,126
  Marketable securities.....................................     100,265         13,503
  Accounts receivable, net of allowance of doubtful accounts of $11,754 at July 3, 1999 and $8,409 at December 26,
     1998...................................................     211,281        317,758
  Inventories...............................................     177,863        153,192
  Prepaid expenses and other................................      38,546         45,198
                                                               ---------       --------
          Total current assets..............................     726,240        743,777
Net property, plant and equipment...........................     150,359        108,290
Other assets................................................       8,062         11,346
                                                               ---------       --------
          Total assets......................................   $ 884,661       $863,413
                                                               =========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings, including current portion of
     long-term debt.........................................   $   5,004       $  5,261
  Accounts payable..........................................     445,028        427,737
  Accrued and other liabilities.............................      98,757        115,937
                                                               ---------       --------
          Total current liabilities.........................     548,789        548,935
Long-term debt due affiliate................................          --         55,000
Long-term debt..............................................      85,023         90,046
                                                               ---------       --------
          Total Liabilities.................................     633,812        693,981
Common Stock, $0.01 par value, 250,000,000 shares
  authorized; 104,566,419 shares issued and outstanding at
  July 3, 1999 and 94,293,499 shares issued and outstanding
  at December 26, 1998......................................       1,046            943
Additional paid-in capital..................................     980,837        880,175
Accumulated deficit.........................................    (755,647)      (741,780)
Cumulative other comprehensive income -- unrealized gain on
  investments in equity securities..........................      24,613         30,094
                                                               ---------       --------
          Total stockholders' equity........................     250,849        169,432
                                                               ---------       --------
          Total liabilities and stockholders' equity........   $ 884,661       $863,413
                                                               =========       ========

                            See accompanying notes.

                               MAXTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                          --------------------------   -------------------------
                                            JULY 3,       JUNE 27,       JULY 3,       JUNE 27.
                                              1999          1998           1999          1998
                                          ------------   -----------   ------------   ----------
Total revenue...........................  $    524,588   $   531,265   $  1,206,178   $1,080,882
Total cost of revenue...................       508,251       468,789      1,103,428      956,151
                                          ------------   -----------   ------------   ----------
     Gross profit.......................        16,337        62,476        102,750      124,731
Operating expenses:
  Research and development..............        48,585        36,724         95,425       70,096
  Selling, general and administrative...        22,199        18,392         42,119       34,315
  Stock compensation expenses...........           632        (4,788)         1,497        9,908
                                          ------------   -----------   ------------   ----------
          Total operating expenses......        71,416        50,328        139,041      114,319
                                          ------------   -----------   ------------   ----------
Income (loss) from operations...........       (55,079)       12,148        (36,291)      10,412
Interest expense........................        (2,941)       (8,768)        (6,621)     (17,536)
Interest and other income...............         3,523         2,125          8,420        2,399
Gain on sale of investments.............        22,125            --         22,125           --
                                          ------------   -----------   ------------   ----------
Income (loss) before provision for
  income taxes..........................       (32,372)        5,505        (12,367)      (4,725)
Provision for (benefit from) income
  taxes.................................        (1,500)           89          1,500          178
                                          ------------   -----------   ------------   ----------
Net income (loss).......................       (30,872)        5,416        (13,867)      (4,903)
Other comprehensive income:
  Unrealized gain (loss) on investments
     in equity securities:
     Unrealized gain (loss) on
       investments arising during
       period...........................         8,028          (464)        16,644        8,660
     Less: reclassification adjustment
       for gain included in net loss....       (22,125)           --        (22,125)          --
                                          ------------   -----------   ------------   ----------
Comprehensive income (loss).............  $    (44,969)  $     4,952   $    (19,348)  $    3,757
                                          ============   ===========   ============   ==========
Net income (loss) per share -- basic....  $      (0.30)  $    164.02   $      (0.14)  $  (202.72)
Net income (loss) per
  share -- diluted......................  $      (0.30)  $      0.12   $      (0.14)  $  (202.72)
Shares used in per share calculation
   -- basic.............................   103,046,181        33,020    100,979,476       24,186
   -- diluted...........................   103,046,181    44,801,870    100,979,476       24,186

                            See accompanying notes.

                               MAXTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                              ----------------------
                                                               JULY 3,     JUNE 27,
                                                                1999         1998
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $ (13,867)   $  (4,903)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................     37,665       31,188
  Stock compensation expenses...............................      1,697        9,908
  Loss (gain) on sale of property, plant and equipment and
     other assets...........................................     (1,565)       1,049
  Gain on sale of investment................................    (22,125)          --
  Change in assets and liabilities:
     Accounts receivable....................................    104,802       47,950
     Inventories............................................    (24,671)      (7,642)
     Other current assets...................................      1,466       (5,492)
     Accounts payable.......................................     17,291       69,446
     Accrued and other liabilities..........................    (17,180)       1,476
                                                              ---------    ---------
       Net cash provided by operating activities............     83,513      142,980
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment................         --        3,041
Purchase of property, plant and equipment...................    (79,693)     (36,597)
Purchase of marketable securities...........................    (87,022)          --
Proceeds from sale of investments, net......................     22,090           --
Other.......................................................       (192)       8,528
                                                              ---------    ---------
       Net cash used in investing activities................   (144,817)     (25,028)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, including short-term
  borrowings................................................         --       69,775
Principal payments of debt, including short-term
  borrowings................................................    (55,280)    (108,677)
Net payments under accounts receivable securitization.......         --      (81,204)
Proceeds from issuance of common stock from public offering, employee stock purchase plan and stock options
  exercised.................................................    100,743          239
                                                              ---------    ---------
       Net cash provided by (used in) financing
        activities..........................................     45,463     (119,867)
                                                              ---------    ---------
Net change in cash and cash equivalents.....................    (15,841)      (1,915)
Cash and cash equivalents at beginning of period............    214,126       16,925
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 198,285    $  15,010
                                                              =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest...............................................  $   5,817    $  10,031
     Income taxes...........................................  $      84    $     785
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Purchase of property, plant and equipment financed by
     accounts payable.......................................  $      --    $  11,792
  Purchase of property, plant and equipment financed by
     capital lease..........................................  $      --    $      28
  Increase (decrease) in receivable from an affiliates......  $  (1,675)   $   2,325
  Retirement of debt in exchange for bond redemption........  $   5,000    $      --
  Increase (decrease) in unrealized gain on investments in
     equity securities......................................  $  (5,481)   $   8,660

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

 2. INVENTORIES

                                                              JULY 3,     DECEMBER 26,
                                                                1999          1998
                                                              --------    ------------
Inventories comprised (in thousands):
  Raw materials.............................................  $ 44,668      $ 51,680
  Work-in-process...........................................     4,174         6,308
  Finished goods............................................   129,021        95,204
                                                              --------      --------
                                                              $177,863      $153,192
                                                              ========      ========

 3. STOCKHOLDERS' EQUITY

     In February 1999, the Company completed a secondary public offering of 7.8 million shares of the Company's common stock. The Company received net proceeds of approximately $95.8 million from the offering, after deducting the underwriting discounts and estimated expenses payable by the Company. A portion of the proceeds from the secondary offering were used to prepay without penalty outstanding aggregate principal indebtedness of $55.0 million owed to Hyundai Electronics America under a subordinated note due July 31, 2001 (see Note 8).

     In June 1999, the Board of Directors amended the Company's Amended and Restated 1996 Stock Option Plan (the "Amended Option Plan"), subject to stockholder approval, to (1) increase the maximum number of shares issuable under the Amended Option Plan by 3,676,367 shares, to a total of 17,475,685 shares, and (2) permit the award of restricted stock grants. In connection therewith, the Board of Directors granted a total of 1,680,000 shares of restricted stock to certain executive officers and key employees under the Amended Option Plan. Restricted stock awarded under this plan vests over three years from the date of grant and is subject to forfeiture in the event of termination of employment with the Company. Compensation cost based on the fair market value of the Company's stock at the date of grant is reported as compensation expense on a ratable basis over the vesting periods.

     In June 1999, the Board of Directors amended the Company's 1998 Stock Purchase Plan (the "Purchase Plan"), subject to stockholder approval, to increase the number of shares reserved under the Purchase Plan by 700,000 shares to an aggregate total of 2,400,000 shares.

 4. GAIN ON SALE OF INVESTMENTS

     In April 1999, the Company sold a portion of its equity investment in Celestica Inc. resulting in approximately $22.1 million gain, which was included in gain on sale of investment for the quarter ended July 3, 1999.

                               MAXTOR CORPORATION

                                  (UNAUDITED)

 5. NET INCOME (LOSS) PER SHARE

     In accordance with the disclosure requirements of Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share calculations is provided as follows (in thousands, except share and per share amounts):

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                            --------------------------    -----------------------
                                              JULY 3,       JUNE 27,        JULY 3,      JUNE 27,
                                                1999          1998            1999         1998
                                            ------------   -----------    ------------   --------
                                                                 (UNAUDITED)
NUMERATOR -- BASIC AND DILUTED
Net income (loss).........................  $    (30,872)  $     5,416    $    (13,867)  $ (4,903)
                                            ============   ===========    ============   ========
Net income (loss) available to common
  stockholders............................  $    (30,872)  $     5,416    $    (13,867)  $ (4,903)
                                            ============   ===========    ============   ========
DENOMINATOR
Basic weighted average common shares
  outstanding.............................   103,046,181        33,020     100,979,476     24,186
Effect of dilutive securities:
  Convertible preferred stock.............            --    44,029,850              --         --
  Common stock options....................            --       739,000              --         --
                                            ------------   -----------    ------------   --------
Diluted weighted average common shares....   103,046,181    44,801,870     100,979,476     24,186
                                            ============   ===========    ============   ========
Basic net income (loss) per share.........  $      (0.30)  $    164.02    $      (0.14)  $(202.72)
                                            ============   ===========    ============   ========
Diluted net income (loss) per share.......  $      (0.30)  $      0.12    $      (0.14)  $(202.72)
                                            ============   ===========    ============   ========

     The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive:

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  -------------------    ------------------------
                                                  JULY 3,    JUNE 27,     JULY 3,      JUNE 27,
                                                    1999       1998         1999         1998
                                                  --------   --------    ----------   -----------
                                                                    (UNAUDITED)
Convertible preferred stock.....................        --         --            --    44,029,850
Common stock options............................   106,497         --     1,731,804       475,795

 6. CONTINGENCIES

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

                               MAXTOR CORPORATION

                                  (UNAUDITED)

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

     The Company has been sued in Federal Court in the Northern District of California by Papst-Motoren GmbH and Papst Licensing (collectively "Papst"). Papst alleges that the Company is infringing on 15 patents purportedly owned by Papst. The Company filed its Answer and Counterclaim on May 19, 1999, alleging defenses of implied license, patent exhaustion, misuse, invalidity, unenforceability and noninfringement, among others. The Company also filed a motion to bifurcate for early discovery the license, exhaustion and misuse defenses. At hearing on July 21, 1999, the Court stayed further action in the case pending the outcome of a motion filed by Papst on July 13, 1999, seeking coordination and transfer of this case with several other actions involving Papst patents. This motion was filed with the Judicial Panel on Multidistrict Litigation in Washington, D.C. On August 5, 1999, the Company filed its opposition to the motion. No hearing date has been set in that proceeding. A further status conference in the District Court is scheduled for October 27, 1999. While the final outcome of these claims cannot be determined at this time, the Company believes that resolution of these claims will not have a material adverse effect on its business, financial condition or results of operations. This statement should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 26, 1998.

     No amounts have been reserved in the accompanying consolidated financial statements for any legal claims or actions.

 7. RECLASSIFICATIONS

     Certain reclassifications have been made to prior year balances to conform to current classifications.

                               MAXTOR CORPORATION

                                  (UNAUDITED)

 8. RELATED PARTY TRANSACTION

     During the quarter ended April 3, 1999, the Company paid off $55.0 million note payable to HEA and incurred $2.3 million of interest payment related to the note (see Note 3). As of July 3, 1999, Maxtor has no outstanding indebtedness to HEA.

     The cost of revenue includes certain component parts purchased from MMC Technology, Inc. ("MMC"), a wholly owned subsidiary of HEA, amounting to $41.1 million for the quarter ended July 3, 1999 and $79.3 million for the six months ended July 3, 1999. The cost of component parts purchased from MMC was $33.6 million for the quarter ended June 27, 1998 and $61.2 million for the six months ended June 27, 1998. The cost of revenue also includes certain component parts purchased from HEI which to date have not been significant.

 9. SUBSEQUENT EVENT

     As of the date hereof, the Company has sold a portion of its investment in Celestica Inc. resulting in approximately $9.0 million gain, which will be included in gain on sale of investments for the quarter ending October 2, 1999.

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

REVENUE AND GROSS PROFIT

                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                   -------------------              --------------------
                                   JULY 3,    JUNE 27,              JULY 3,     JUNE 27,
                                    1999        1998      CHANGE      1999        1998      CHANGE
                                   -------    --------    ------    --------    --------    ------
(In millions) (Unaudited)
Total revenue....................  $524.6      $531.3     $ (6.7)   $1,206.2    $1,080.9    $125.3
Gross profit.....................  $ 16.3      $ 62.5     $(46.2)   $  102.8    $  124.7    $(21.9)
Net Income (loss)................  $(30.9)     $  5.4     $(36.3)   $  (13.9)   $   (4.9)   $ (9.0)
As a percentage of revenue:
Total revenue....................   100.0%      100.0%                 100.0%      100.0%
Gross profit.....................     3.1%       11.8%                   8.5%       11.5%
Net Income (loss)................    -5.9%        1.0%                  -1.1%       -0.5%

  Revenue

     Total revenue for the second quarter of fiscal year 1999 decreased by 1.3% compared to the same quarter in fiscal year 1998 primarily due to a significant decrease in average unit prices, partially offset by an increase in total units shipped during the second fiscal quarter 1999. Total shipments for the second fiscal quarter 1999 was 5.0 million units, which was 1.2 million units or 32.5% higher compared to the second fiscal quarter a year ago. Maxtor remains focused on OEM customers. Revenue from the OEM channel for the quarter ended July 3, 1999 represented 83.9% of total revenue compared to 72.2% for the corresponding quarter in 1998. Revenue from the distribution and retail channels represented 16.1% of total revenue for the second quarter in 1999 compared to 27.8% for the same quarter in fiscal year 1998.

     For the six months ended July 3, 1999, total revenue increased by 11.6% compared to the six months ended June 27, 1998 primarily due to an increase in unit shipments, and partially offset by the declining average unit prices. Revenue and unit volume growth in the first six months of fiscal year 1999 is attributable to better time to market performance, strengthening of the OEM customer base and a continued trend to shipping higher capacity drives.

  Gross profit

     Gross profit as a percentage of revenue decreased to 3.1% in second quarter of 1999 from 11.8% in the second quarter of 1998, and gross profit for the first six months of 1999 declined to 8.5% compared to 11.5% for the same period a year ago. The notable decrease in gross profit is due mainly to deterioration in average unit selling prices throughout the first and second quarters of fiscal year 1999. The rapid price erosion is partially offset by the increase in unit volumes and the timely introduction of new, higher margin products, which achieved market acceptance and higher manufacturing yields. Gross margin was also favorably affected by improved product designs, which led to improved manufacturing yields and lower component costs. We expect to continue volume growth for the remainder of the fiscal year based on the strength of the OEM portion of our business and the market acceptance of our new products. However, we believe that the decline in average selling prices that the entire hard disk drive industry is experiencing is likely to continue and thus, worsen profitability in the near future.

OPERATING EXPENSES

                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                         -------------------              -------------------
                                         JULY 3,    JUNE 27,              JULY 3,    JUNE 27,
                                          1999        1998      CHANGE     1999        1998      CHANGE
                                         -------    --------    ------    -------    --------    ------
(In millions) (Unaudited)
Research and development...............   $48.6      $36.7      $11.9      $95.4      $70.1      $25.3
Selling, general and administrative....   $22.2      $18.4      $ 3.8      $42.1      $34.3      $ 7.8
Stock compensation expenses............   $ 0.6      $(4.8)     $ 5.4      $ 1.5      $ 9.9      $(8.4)
As a percentage of revenue:
Research and development...............     9.3%       6.9%                  7.9%       6.5%
Selling, general and administrative....     4.2%       3.5%                  3.5%       3.2%
Stock compensation expenses............     0.1%      -0.9%                  0.1%       0.9%

  Research and Development (R&D)

     R&D expense as a percentage of revenue increased to 9.3% for the second quarter of 1999 compared to 6.9% for the same quarter in 1998. Similarly, R&D expense for the six months ended July 3, 1999 as a percentage of revenue increased to 7.9% compared to 6.5% for the same period a year ago. The absolute dollar level of R&D expenditures during fiscal year 1999 increased significantly due primarily to our efforts to develop new products for the desktop computer market, including our efforts to transition from the magneto-resistive head technology to the giant magneto-resistive head technology, as well as new market segments. In March 1999, we announced our newest hard disk drive product, the DiamondMax Plus 5120, which is our first product utilizing the giant magneto-resistive (GMR) head technology. Most recently, in May 1999, we introduced a second generation of our GMR head technology, the DiamondMax Plus 6800 series.

  Selling, General and Administrative (SG&A)

     Overall SG&A expense increased, in terms of absolute dollars and as a percentage of revenue, both for the second quarter of 1999 and the first six months of fiscal year 1999 when compared to the same periods of fiscal year 1998. The increase in absolute dollars is primarily attributable to the costs associated with supporting Maxtor's higher sales volume as well as additional expenses incurred for the Year 2000 implementation. As a result of controlled marketing, general and administrative expenses, SG&A expense as a percentage of revenue increased marginally over the same periods of fiscal year 1998.

  Stock Compensation

     In 1996 we adopted the 1996 Stock Option Plan (the Plan), pursuant to which substantially all of our domestic employees and certain international employees received options which were required to be accounted for as variable options. These options, which were granted between May 1996 and October 1997, required remeasurement of any intrinsic compensation element at each reporting date determined by the difference between the estimated current fair value of our stock and the exercise price of the options. In the first quarter of 1998, we amended and restated the Plan to remove the variable features and all grants subsequent to October 1997 have been subject to fixed terms. In the second quarter of 1998, we offered and re-issued new fixed-award options in exchange for options previously issued under variable terms, thereby eliminating the requirement to remeasure these options in subsequent periods. In connection therewith, we recorded compensation expense related to the difference between the estimated fair market value of our stock as of March 28, 1998 and the stated value of our options. Compensation cost was reflected in accordance with Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and

Other Variable Stock Option or Award Plans." Accordingly, we recorded non-cash compensation expense of $9.9 million in the first six months of 1998 and $1.5 million in the first six months of 1999. The remaining unrecognized compensation element will be reflected in quarterly charges, decreasing sequentially through the second quarter of 2001.

INTEREST EXPENSE, INTEREST INCOME AND GAIN ON SALE OF INVESTMENT

                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                             ------------------            ------------------
                                             JULY 3,   JUNE 27,            JULY 3,   JUNE 27,
                                              1999       1998     CHANGE    1999       1998     CHANGE
                                             -------   --------   ------   -------   --------   ------
(In millions) (Unaudited)
Interest expense...........................  $ (2.9)    $(8.8)    $ 5.9     $(6.6)    $(17.5)   $10.9
Interest and other income..................  $  3.5     $ 2.1     $ 1.5     $ 8.4     $  2.4    $ 6.0
Gain on sale of investment.................  $ 22.1     $  --     $22.1     $22.1     $   --    $22.1
As a percentage of revenue:
Interest expense...........................    -0.6%     -1.7%               -0.5%      -1.6%
Interest and other income..................     0.7%      0.4%                0.7%       0.2%
Gain on sale of investment.................     4.2%      0.0%                1.8%       0.0%

  Interest Expense

     Interest expense as a percentage of revenue declined from 1.7% in the second quarter of 1998 to 0.6% in the second quarter of 1999, and from 1.6% in the first six months of 1998 to 0.5% in the first six months of 1999. In absolute dollar terms, interest expense decreased by $5.9 million in the second quarter of 1999 and decreased by $10.9 million for the first six months of 1999. The decrease in interest expense in 1999 was due primarily to the retirement of debt as a result of proceeds generated from our public offerings in July 1998 and February 1999. Our total short-term and long-term outstanding borrowings were $350.5 million at June 27, 1998 compared to $90.0 million at July 3, 1999.

  Interest and Other Income

     Interest and other income in the second quarter of 1999 increased significantly in both absolute dollar amount and as a percentage of revenue when compared to the second quarter of 1998. Additionally, interest and other income for the first six months of 1999 also improved over the same period a year ago. The increase was primarily due to the increase in total cash and cash equivalents and marketable securities, which were generated from our public offerings in July 1998 and February 1999. Our total cash and cash equivalents and marketable securities were $15.0 million at July 3, 1998 compared to $298.6 million at July 3, 1999.

  Gain on Sale of Investment

     In April 1999, we sold a portion of our equity investment in Celestica Inc. resulting in approximately $22.1 million gain. There was no such transaction during the first six months of fiscal year 1998.

  Provision for income taxes

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                            ------------------            ------------------
                                            JULY 3,   JUNE 27,            JULY 3,   JUNE 27,
                                             1999       1998     CHANGE    1999       1998     CHANGE
                                            -------   --------   ------   -------   --------   ------
(In millions) (Unaudited)
Income (loss) before provision for income
  taxes...................................  $(32.4)     $5.5     $(37.9)  $(12.4)    $(4.7)    $(7.7)
Provision for income taxes................  $ (1.5)     $0.1     $ (1.6)  $  1.5     $ 0.2     $ 1.3

     The provision for income taxes consists primarily of federal alternative minimum tax and foreign taxes. Due to our net operating losses (NOL), NOL carryforwards and favorable tax status in Singapore, we have not incurred any significant foreign, U.S. federal, state or local income taxes for prior fiscal periods.

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

OUR STATE OF READINESS

     Overview. To address Year 2000 readiness, we have implemented a corporate program to coordinate efforts across all business functions and geographic areas, which includes addressing risks associated with business partners and other third-party relationships. Our internal Year 2000 readiness program is separated into four phases: (1) Awareness, (2) Inventory, (3) Assessment and (4) Resolution. Additionally, we have formed a Year 2000 Program Office to coordinate the foregoing corporate program and also have engaged external Year 2000 consultants to assist with methodology and process of the inventory, assessment and resolution phases. As of June 30, 1999, Maxtor believes it is Year 2000 ready for all of our "Mission Critical" functional operations. Although there can be no assurance that the process will address all the Year 2000 issues, our confidence is high that at this time we have adequately addressed all areas within Maxtor that could cause a potential business interruption.

     Core IT Systems. We have implemented the R3 system from SAP A.G. The SAP system is designed to automate more fully our business processes and is certified by SAP A.G. as Year 2000 compliant. The initial step of this implementation was completed in early October 1998 and included most of the major functional areas of our business.

     Other Information Technology Systems. Our other information technology systems include factory information and control systems, computer aided design systems, banking interface systems, electronic data interchange systems, credit card processing, customer call management, human resources systems, non-United States payroll processing, and shipment and just in time delivery management systems. We have determined that most of our human resources systems, factory information systems, call management system, non-United States payroll processing and supplier just-in-time delivery management systems are not Year 2000 compliant. We have completed our assessment and necessary modifications of our human resources and payroll processing systems. As of July 1, 1999 our human resources and payroll processing systems are Year 2000 compliant. We have also completed the assessment, resolution and test of our factory information systems and supplier just in time delivery systems and we are confident that these systems will function correctly in the next century.

     Networking Systems. In a recent corporate level business decision, we have concluded that instead of upgrading our current Banyan Vines based networking system, it would be much more beneficial to us if we implemented NT-servers and Microsoft Exchange Mailman System. The decision has been made to go forward with the NT-server implementation now, in order to avoid impacting critical development programs at a later time. The current outlook of the NT-server implementation schedule is for completion by September 30, 1999. The NT-server network is Y2K compliant.

     Non-Information Technology Systems. Our non-information technology systems include departmental and personal automated applications used in all of our functional areas, building systems such as heating, cooling, and air purification, component and hard disk drive test equipment, and manufacturing equipment. We have completed the assessment of our non-information technology systems to determine the level of risk of business interruption associated with a failure of each system and prioritized our resolution activities. Our Contingency Plans reflect the priorities and provide precise instructions for correcting problems in the event they need to be activated.

     Vendors and Suppliers. Our vendors and suppliers include the sources of materials used in our hard disk drives, the JIT (Just In Time) and forward carrier logistics operations, the sources of the equipment and supplies used by us in the conduct of our business, as well as our landlords, financial institutions, and other service providers. On site assessments of our high risk material and logistics suplliers have been completed. The Maxtor Year 2000 Program Office has created an extensive repository of detailed data and information collected from our inventory and remediation activities as well as our supplier assessments. Assessments include determination of the level of risk of business interruption associated with a failure of a vendor or supplier because of the Year 2000 Issue and assignment of priority to resolution activities.

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

  The Costs to Address Our Year 2000 Issues

     We made capital expenditures of approximately $33.0 million and incurred related expenses of approximately $7.5 million in fiscal 1998 in connection with our implementation of the SAP system. We expect to make capital expenditures of approximately $2.5 million and incur expenses of approximately $4.0 million in fiscal 1999 in connection with the resolution of our Year 2000 issues. During the first six months ended July 3, 1999, we incurred approximately $1.0 million in capital expenditures and $2.1 million in expenses related to our Year 2000 issues. No significant system projects have been deferred due to Year 2000 issues. As we progress in our Year 2000 readiness program, these costs may change. In addition, our cost estimates do not include potential costs related to any customer or other claims resulting from our failure to adequately correct our Year 2000 issues.

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

  Our Contingency Plans

     As part of the four-step process outlined above, specific contingency plans are being developed in connection with the assessment and resolution of the risks identified. As a result of changes to our business environment, we expect that these plans will be updated from time to time to reflect the current state of the business. These plans cover risks associated with Maxtor internal operations, as well as any material and service shortages or logistics related delays, which we identified as potential occurrences as a result of our on site supplier assessments. There is no assurance that we will complete contingency plans that address risks which actually arise or that any such contingency plans will properly address their intended purposes if they are implemented. In addition, we do not have and do not anticipate obtaining any insurance policy which contains material coverage for potential injuries or damages related to or caused by the Year 2000 Issue.

LIQUIDITY AND CAPITAL RESOURCES

     At July 3, 1999, we had $ 298.6 million in cash, cash equivalents and marketable securities as compared to $227.6 million at December 26, 1998. In February 1999, we completed an underwritten secondary public offering of 7,800,000 newly-issued shares of our common stock and received $95.8 million, net of offering costs and expenses.

     Operating activities provided net cash of $83.5 million for six months ended July 3, 1999. The cash provided from operating activities was principally generated from collection of accounts receivable, increase in accounts payable, and adjustment of other non-cash charges, which was partially offset by the increase in inventory and a decrease in accrued expenses. We used $144.8 million in investing activities during the first six months of 1999, principally for the purchase of marketable securities and property, plant and equipment, partially offset by proceeds from sale of investment. During the six months ended July 3, 1999, we reduced short and long-term debt by $60.0 million using approximately $55.0 million of the proceeds from our February 1999 public offering and cash from operations.

     As of July 3, 1999, our outstanding debt comprised primarily $90.0 million of publicly-traded Subordinated Debentures, due March 1, 2012. Our outstanding 5.75% Subordinated Debentures are entitled to annual sinking fund payments of $5.0 million which commenced March 1, 1998. These debentures no longer are convertible into our common stock or any other security of Maxtor.

     We also have a $200.0 million asset securitization program with Fleet National Bank under which we sell our eligible trade accounts receivable on a non-recourse basis through a special purpose entity. At July 3, 1999, $82.0 million of accounts receivable was securitized under the program and excluded from our accounts receivable balance.

     We believe our existing capital resources, together with cash generated from operations and borrowing capacity, will be sufficient to fund our operations through at least the next 12 months. We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and to invest in property, plant and equipment. During 1999, capital expenditures are expected to be between approximately $125.0 million and $130.0 million, to be used principally for adding manufacturing capacity and implementing new and updating existing information technology systems. We intend to seek financing arrangements, including a line of credit, to fund our future capacity expansion plans, as necessary. However, our ability to generate cash will depend on, among other things, demand in the desktop hard disk drive market and pricing conditions. If we need additional capital, there can be no assurance that such additional financing can be obtained, or, if obtained, that it will be available on satisfactory terms. See discussion below under the heading "Certain Factors Affecting Future Performance".

                  CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF $755.6 MILLION

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

We also had a net loss of $30.9 million for the quarter ended July 3, 1999 due primarily to a significant decrease in average unit selling prices. However, we believe that the decline in average selling prices that the entire hard disk drive industry is experiencing is likely to continue and thus, worsen profitability in the near future.

OUR AVERAGE SELLING PRICES ARE DECLINING

     We anticipate that average selling prices in the hard disk drive industry will continue to decline for the foreseeable future. The average selling price of a hard disk drive rapidly declines over its commercial life due to technological enhancement, productivity improvement, and also increase in industry supply. This is true even for those products that are competitive and introduced into the market in a timely manner. Average selling prices decline even further when competitors lower prices to absorb excess capacity, liquidate excess inventories, restructure or attempt to gain market share. These factors make it very challenging to achieve and maintain profitability and revenue growth in the hard disk drive industry.

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

A SIGNIFICANT AMOUNT OF OUR REVENUE COMES FROM A FEW CUSTOMERS

     We sell most of our products to a limited number of customers. During the six months ended July 3, 1999, two customers, Dell and IBM, accounted for approximately 26% and 10%, respectively, of our revenue, and our top ten customers accounted for approximately 69% of our revenue. During the six months ended June 27, 1998, two customers, Dell and IBM, accounted for approximately 27% and 17%, respectively, of our revenue, and our top ten customers accounted for approximately 74% of our revenue.

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

     - the average unit selling prices of our products;

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

     As a result of these and other factors, we believe that period to period comparisons of our historical results of operations are not a good predictoroperations are not good predictors of our future performance. If our future operating results are below the expectations of stock market analysts, our stock price may decline.

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

     Unlike us, some of our competitors make many of their own components, which may provide them with certain benefits including lower costs. Our competitors also may:

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

DEMAND FOR OUR PRODUCTS FLUCTUATES

     We currently offer a single product family that is designed for desktop computers. As a result, the demand for our products depends on the overall demand for desktop computers. The desktop computer and hard disk drive markets tend to go through periods of rapid growth followed by periods of oversupply and rapid price and gross margin erosion. This environment makes it difficult for our customers and us to reliably forecast demand for our products. We do not have long-term supply contracts with our customers, and our customers often can defer or cancel orders with limited notice and without significant penalty.

WE MUST EFFECTIVELY RESPOND TO CHANGING TECHNOLOGY; WE MUST EFFECTIVELY TRANSITION TO GIANT MAGNETO-RESISTIVE HEAD TECHNOLOGY

     Our future performance will depend on our ability to enhance current products and to develop and introduce volume production of new competitive products on a timely and cost-effective basis. We also must keep pace with and correctly anticipate technological developments and evolving industry standards and methodologies. Advances in magnetic, optical or other technologies, or the development of entirely new technologies, could lead to new competitive products that have better performance and/or lower prices than our products. Examples of such new technologies include giant magneto-resistive head technology (which already has been introduced by IBM and Fujitsu and which Western Digital reportedly will use in its products under an agreement with IBM) and optically-assisted recording technologies (which currently are being developed by companies such as TeraStor Corporation and Seagate). We have incorporated giant magneto-resistive head technology into our newest products. We have decided not to pursue optically-assisted recording technologies at this time. Our inability to introduce or achieve volume production of new competitive products, (regardless of whether they include giant magneto-resistive head technology) on a timely and cost-effective basis has in the past and in the future could have a material adverse effect on our business, financial condition and results of operations.

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

WE HAVE LIMITED MANUFACTURING FACILITIES, WHICH MAY FAIL TO MEET OUR FUTURE MANUFACTURING REQUIREMENTS AND WHICH MAY BE DAMAGED BY NATURAL DISASTERS OR OTHER EVENTS

     Our volume manufacturing operations currently are based in two facilities in Singapore. A fire, flood, earthquake or other disaster or condition affecting either or both of our facilities could have a material adverse effect on our business, financial condition and results of operations. Although we have taken steps to ensure that manufacturing facilities will be available, our inability to fit-up our facilities to meet our customers' demands in a timely manner could limit our growth and could have a material adverse effect on our business, financial condition and results of operations. Additionally, the development of excess manufacturing capacity could have a material adverse effect on our business, financial condition and results of operations.

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

     We have been sued by Papst-Motoren GmbH and Papst Licensing (collectively "Papst") claiming infringement of a number of hard disk drive motor patents. The lawsuit is pending in the United States District Court for the Northern District of California. This lawsuit relates to the alleged infringement of 15 of the hard disk drive motor patents. The patents in question relate to motors that we purchase from motor vendors and the use of such motors in hard disk drives. We filed our Answer and Counterclaim on May 19, 1999, alleging defenses of implied license, patent exhaustion, misuse, invalidity, unenforceability and noninfringement, among others. We also filed a motion to bifurcate for early discovery the license, exhaustion and misuse defenses. At hearing on July 21, 1999, the Court stayed further action in the case pending the outcome of a motion filed by Papst on July 13, 1999, seeking coordination and transfer of this case with several other actions involving Papst patents. This motion was filed with the Judicial Panel on Multidistrict Litigation in Washington, D.C. On August 5, 1999, we filed our opposition to the motion. No hearing date has been set in that proceeding. A further status conference in the District Court is scheduled for October 27, 1999.While we believe that our defenses to the Papst claim are valid, the results of any litigation are inherently uncertain and there is no assurance that Papst will not assert other infringement claims relating to current patents, pending patent applications and future patents or patent applications. Additionally, there is no assurance that we will be able to successfully defend ourselves against any such lawsuit. A favorable outcome for Papst in the lawsuit could result in the issuance of an injunction against us or our products and/or the payment of monetary damages equal to a reasonable royalty or recovered lost profits or, in the case of a finding of a willful infringement, treble damages and could have a material adverse effect on our business, financial condition and results of operations.

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

WE HAVE EXPOSURE FROM OUR WARRANTIES

     Our products may contain defects. We generally warrant our products for three years. Our standard warranty contains a limit on damages and an exclusion of liability for consequential damages and for negligent or improper use of the product. We establish a reserve, at the time of product shipment, in an amount equal to our estimated warranty expenses. We had warranty reserves of $41.8 million as of July 3, 1999 and $26.2 million as of June 27, 1998. While we believe that our warranty reserves will be sufficient, the failure to maintain sufficient warranty reserves or the unenforceability of our liability limitations could have a material adverse effect on our business, financial condition and results of operations.

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE

     Our stock price and the number of shares traded each day have varied greatly. We expect these fluctuations to continue due to factors including:

     - quarterly fluctuations in operating results;

     - announcements of new products by us or our competitors;

     - gains or losses of significant customers;

     - changes in stock market analysts' estimates;

     - the presence or absence of short-selling of our common stock; and

     - events affecting other companies that the market deems comparable to us.

     Our stock price also may be affected by events relating to Hyundai Electronics America and Hyundai Electronics Industries, including sales of our common stock by Hyundai Electronics America or the perception that such sales may occur (due to the financial condition of Hyundai Electronics America or otherwise). There have been reports that Hyundai Electronics Industries is planning to sell some operations that do not directly relate to its core semiconductor business. Hyundai Electronics America and Hyundai Electronics Industries have informed Maxtor that they may consider selling additional Maxtor shares at a time they deem appropriate. Finally, our stock price may be subject to extreme fluctuations in response to general economic conditions in the U.S., Korea, Southeast Asia and elsewhere, such as interest rates, inflation rates, exchange rates, unemployment rates, and trade surpluses and deficits. It is likely that in some future quarter or quarters our operating results will be below the expectations of stock market analysts or investors. In such event, our stock price probably will decline.

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

     The Company has been sued in the United States District Court for the Northern District of California by Papst-Motoren GmbH and Papst Licensing (collectively "Papst"). Papst alleges that the Company is infringing on 15 patents purportedly owned by Papst. The Company filed its Answer and Counterclaim on May 19, 1999, alleging defenses of implied license, patent exhaustion, misuse, invalidity, unenforceability and noninfringement, among others. The Company also filed a motion to bifurcate for early discovery the license, exhaustion and misuse defenses. At hearing on July 21, 1999, the Court stayed further action in the case pending the outcome of a motion filed by Papst on July 13, 1999, seeking coordination and transfer of this case with several other actions involving Papst patents. This motion was filed with the Judicial Panel on Multidistrict Litigation in Washington, D.C. On August 5, 1999, the Company filed its opposition to the motion. No hearing date has been set in that proceeding. A further status conference in the District Court is scheduled for October 27, 1999. While the final outcome of these claims cannot be determined at this time, the Company believes that resolution of these claims will not have a material adverse effect on its business, financial condition or results of operations. This statement should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 26, 1998. No amounts have been reserved in the accompanying consolidated financial statements for any legal claims or actions.

ITEM 5. OTHER INFORMATION.

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

     There were no reports filed on Form 8-K during the reporting six months period ended July 3, 1999.

ITEMS 2, 3 AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          MAXTOR CORPORATION

                                          By       /s/ PAUL J. TUFANO

                                            ------------------------------------
                                              Senior Vice President, Finance,
                                                Chief Financial Officer and
                                                Principal Accounting Officer

Date: August 16, 1999

                               INDEX TO EXHIBITS

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
  NO.                              DESCRIPTION                              PAGES
-------                            -----------                           ------------
10.169     Executive Retention Incentive Agreement between Michael R.
           Cannon and Registrant dated June 23, 1999...................
10.170     Promissory Note between Michael R. Cannon and Registrant
           dated June 23, 1999.........................................
    27     Financial Data Schedule.....................................