Form 10-Q
period 1999-10-02
MAXTOR CORP
filed 1999-11-16
CIK 711039

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

                      FOR THE PERIOD ENDED OCTOBER 2, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-14016

                               MAXTOR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0123732
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)
      510 COTTONWOOD DRIVE, MILPITAS, CA                           95035
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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 12, 1999, 113,231,782 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MAXTOR CORPORATION

                                   FORM 10-Q
                                OCTOBER 2, 1999

                                     INDEX

                                                                       PAGE
                                                                       ----
                    PART I. FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets -- October 2, 1999 and
         December 26, 1998...........................................    3

         Condensed Consolidated Statements of Operations -- Three
         months and nine months ended October 2, 1999, and September
         26, 1998....................................................    4

         Condensed Consolidated Statements of Cash Flows -- Nine
         months ended October 2, 1999, and September 26, 1998........    5

         Notes to Condensed Consolidated Financial Statements........    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   11

                     PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   26

Item 2.  Changes in Securities and Use of Proceeds...................   27

Item 4.  Submission of Matters to a Vote of Security Holders.........   27

Item 6.  Exhibits and Reports on Form 8-K............................   28

Signature Page.......................................................   29

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MAXTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              OCTOBER 2,     DECEMBER 26,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  171,811      $ 214,126
  Marketable securities.....................................     113,205         13,503
  Accounts receivable, net of allowance of doubtful accounts of $10,959 at October 2, 1999 and $8,409 at December
     26, 1998...............................................     219,187        317,758
  Inventories, net..........................................     123,490        153,192
  Prepaid expenses and other................................      17,849         45,198
                                                              ----------      ---------
          Total current assets..............................     645,542        743,777
Property, plant and equipment, net..........................     146,259        108,290
Goodwill, net...............................................      47,654             --
Other intangible assets, net................................      10,079             --
Other assets................................................      12,806         11,346
                                                              ----------      ---------
          Total assets......................................  $  862,340      $ 863,413
                                                              ==========      =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings, including current portion of
     long-term debt.........................................  $    9,770      $   5,261
  Accounts payable..........................................     374,382        427,737
  Accrued and other liabilities.............................     114,647        115,937
                                                              ----------      ---------
          Total current liabilities.........................     498,799        548,935
Long-term debt due affiliate................................          --         55,000
Long-term debt..............................................     113,173         90,046
                                                              ----------      ---------
          Total liabilities.................................     611,972        693,981
Commitments and contingencies
Common stock, $0.01 par value, 250,000,000 shares
  authorized; 113,231,782 shares issued and outstanding at
  October 2, 1999 and 94,293,499 shares issued and
  outstanding at December 26, 1998..........................       1,117            943
Additional paid-in capital..................................   1,042,246        880,175
Accumulated deficit.........................................    (795,922)      (741,780)
Cumulative other comprehensive income -- unrealized gain on
  investments in equity securities..........................       2,927         30,094
                                                              ----------      ---------
          Total stockholders' equity........................     250,368        169,432
                                                              ----------      ---------
          Total liabilities and stockholders' equity........  $  862,340      $ 863,413
                                                              ==========      =========

                            See accompanying notes.

                               MAXTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                         ----------------------------   ----------------------------
                                          OCTOBER 2,    SEPTEMBER 26,    OCTOBER 2,    SEPTEMBER 26,
                                             1999           1998            1999           1998
                                         ------------   -------------   ------------   -------------
Total revenue..........................  $    589,321    $   599,797    $  1,795,499    $ 1,680,679
  Total cost of revenue................       575,488        526,600       1,678,916      1,482,751
                                         ------------    -----------    ------------    -----------
  Gross profit.........................        13,833         73,197         116,583        197,928
Operating expenses:
  Research and development.............        46,472         40,189         141,897        110,285
  Selling, general and
     administrative....................        21,092         18,643          63,211         52,958
  Stock compensation expense...........           520          1,160           2,017         11,068
  Acquired in-process technology.......         7,028             --           7,028             --
  Amortization of goodwill and other
     intangible assets.................           598             --             598             --
                                         ------------    -----------    ------------    -----------
          Total operating expenses.....        75,710         59,992         214,751        174,311
                                         ------------    -----------    ------------    -----------
Income (loss) from operations..........       (61,877)        13,205         (98,168)        23,617
Interest expense.......................        (3,349)        (6,573)         (9,970)       (24,109)
Interest and other income..............         3,088          1,537          11,508          3,936
Gain on sale of investment.............        21,995             --          44,120             --
                                         ------------    -----------    ------------    -----------
Income (loss) before income taxes......       (40,143)         8,169         (52,510)         3,444
Provision for income taxes.............           132          2,091           1,632          2,269
                                         ------------    -----------    ------------    -----------
Net income (loss)......................       (40,275)         6,078         (54,142)         1,175
Unrealized gain (loss) on investments
  in equity securities.................           187        (11,688)         16,831         (3,028)
Less: reclassification adjustment for
  gain included in net loss............       (21,995)            --         (44,120)            --
                                         ------------    -----------    ------------    -----------
Comprehensive income (loss)............  $    (62,083)   $    (5,610)   $    (81,431)   $    (1,853)
                                         ============    ===========    ============    ===========
Net income (loss) per share -- basic...  $      (0.38)   $      0.10    $      (0.53)   $      0.06
Net income (loss) per
  share -- diluted.....................  $      (0.38)   $      0.08    $      (0.53)   $      0.02
Shares used in per share calculation
  -- basic.............................   106,713,093     59,515,691     102,890,681     19,991,259
  -- diluted...........................   106,713,093     76,860,814     102,890,681     55,491,542

                            See accompanying notes.

                               MAXTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                              --------------------------
                                                              OCTOBER 2,   SEPTEMBER 26
                                                                 1999          1998
                                                              ----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ (54,142)     $   1,175
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................     58,295         48,454
  Amortization of goodwill and other intangible assets......        598             --
  Acquired in-process technology............................      7,028             --
  Stock compensation expense................................      2,017         11,068
  Inventory reserves for lower of cost or market............         --          7,852
  Loss (gain) on sale of property, plant and equipment and
    other assets............................................       (596)         5,897
  Gain on sale of investment................................    (44,120)            --
  Change in assets and liabilities:
    Accounts receivable.....................................     99,683         13,417
    Inventories.............................................     29,950         (4,492)
    Other current assets....................................     (4,857)        (4,459)
    Accounts payable........................................    (54,835)       132,841
    Accrued and other liabilities...........................     (6,275)        10,362
                                                              ---------      ---------
         Net cash provided by operating activities..........     32,746        222,115
                                                              ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment.........        316          3,059
Purchase of property, plant and equipment...................    (95,523)       (61,600)
Cash acquired from acquisition..............................        710             --
Purchase of marketable securities...........................    (99,702)            --
Proceeds from sale of investment............................     44,404             --
Other.......................................................     (1,566)         3,175
                                                              ---------      ---------
         Net cash used in investing activities..............   (151,361)       (55,366)
                                                              ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, including short-term
  borrowings................................................     28,175         69,775
Principal payments of debt, including short-term
  borrowings................................................    (55,280)      (308,849)
Principal payments under capital lease obligations..........        (27)            --
Net payments under accounts receivable securitization.......         --       (111,816)
Proceeds from issuance of common stock from public offering, employee stock purchase plan and stock options
  exercised.................................................    103,432        329,441
                                                              ---------      ---------
      Net cash provided by (used in) financing activities...     76,300        (21,449)
                                                              ---------      ---------
Net change in cash and cash equivalents.....................    (42,315)       145,300
Cash and cash equivalents at beginning of period............    214,126         16,925
                                                              ---------      ---------
Cash and cash equivalents at end of period..................  $ 171,811      $ 162,225
                                                              =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $   7,636      $  24,047
  Income taxes..............................................  $     122      $     985
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, plant and equipment financed by
  accounts payable..........................................  $      --      $   7,404
Purchase of property, plant and equipment financed by
  capital leases............................................  $      --      $      16
Decrease in receivable from affiliates......................  $  (3,563)     $      --
Retirement of debt in exchange for bond redemption..........  $   5,000      $      --
Decrease in unrealized gain on investments in equity
  securities................................................  $ (27,167)     $  (3,028)
Common stock issued for acquisition.........................  $      81      $      --

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

2. INVENTORIES

                                                              OCTOBER 2,    DECEMBER 26,
                                                                 1999           1998
                                                              ----------    ------------
Inventories comprised (in thousands):
  Raw materials.............................................   $ 31,381       $ 51,680
  Work-in-process...........................................      3,774          6,308
  Finished goods............................................     88,335         95,204
                                                               --------       --------
                                                               $123,490       $153,192
                                                               ========       ========

3. STOCKHOLDERS' EQUITY

     In February 1999, the Company completed a secondary public offering of 7.8 million shares of the Company's common stock. The Company received net proceeds of approximately $95.8 million from the offering, after deducting the underwriting discounts and estimated expenses payable by the Company. A portion of the proceeds from the secondary offering were used to prepay without penalty outstanding aggregate principal indebtedness of $55.0 million owing to Hyundai Electronics America under a subordinated note due July 31, 2001 (see Note 10).

     In June 1999, the Board of Directors amended the Company's Amended and Restated 1996 Stock Option Plan (the "Amended Option Plan"), subject to shareholder approval, to (1) increase the maximum number of shares issuable under the Amended Option Plan by 3,676,367 shares, to a total of 17,475,685 shares, and (2) permit the award of restricted stock grants. In connection therewith, the Board of Directors granted a total of 1,680,000 shares of restricted stock to certain executive officers and key employees under the Amended Option Plan. Restricted stock awarded under this plan vests three years from the date of grant and is subject to forfeiture in the event of termination of employment with the Company. Compensation cost based on the fair market value of the Company's stock at the date of grant is reported as compensation expense on a ratable basis over the vesting periods. The Company's stockholders approved the amendments to the Amended Option Plan at the Company's Annual Meeting of Stockholders on August 11, 1999.

4. ACQUISITION OF CREATIVE DESIGN SOLUTIONS, INC.

     During the quarter ended October 2, 1999, the Company acquired all the outstanding common stock of Creative Design Solutions, Inc. ("CDS"), in exchange for 8,129,682 shares of the Company's stock and assumption of outstanding CDS stock options for an aggregate purchase price of approximately $57.6 million, including acquisition expenses.

                               MAXTOR CORPORATION

                                  (UNAUDITED)

     The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition date of September 10, 1999. Approximately $2.7 million of the aggregate recognized purchase price was allocated to net tangible assets consisting primarily of cash, accounts receivable, inventory, prepaids, and property, plant and equipment, and $10.4 million to short-term borrowings, accounts payable, accrued liabilities and deferred revenue. The historical carrying amounts of such net assets approximated their fair values. Approximately $7 million was allocated to acquired in-process technology and was immediately charged to operations at the acquisition date because it had no alternative future use. Approximately $10.3 million was allocated to current products and technology, workforce and customer list, which are amortized over their estimated useful lives ranging from 1 to 7 years. The purchase price in excess of the fair value of identified tangible and intangible assets and liabilities assumed in the amount of $48.1 million was allocated to goodwill and is being amortized over its estimated useful life of 7 years. The Company will evaluate the periods of amortization continually to determine whether later events and circumstances warrant revised estimates of useful lives.

     The following unaudited pro forma consolidated amounts give effect to the acquisition of CDS as if it had occurred on December 28, 1997 by consolidating the results of operations of CDS with the results of the Company for the three and nine months ended October 2, 1999 and September 26, 1998, respectively:

                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                      -----------------------------    -----------------------------
                                       OCTOBER 2,     SEPTEMBER 26,     OCTOBER 2,     SEPTEMBER 26,
                                          1999            1998             1999            1998
                                      ------------    -------------    ------------    -------------
                                                               (UNAUDITED)
Revenues............................  $    589,657     $   600,001     $  1,796,022     $ 1,681,084
Net income (loss)...................       (38,593)          1,393          (67,284)        (18,522)
Net income (loss) per share:
  Basic.............................         (0.34)           0.02            (0.64)          (0.66)
  Diluted...........................         (0.34)           0.02            (0.64)          (0.66)
Shares used in per share calculation
  Basic.............................   112,877,358      67,645,373      104,945,436      28,120,941
  Diluted...........................   112,877,358      84,990,496      104,945,436      28,120,941

     The above unaudited pro forma consolidated amounts are not necessarily indicative of the actual results of operations that would have been reported if the event described above had occurred as of the beginning of the periods described above, nor does such information purport to indicate the results of the Company's future operations. In the opinion of management, all adjustments necessary to present fairly such pro forma amounts have been made.

5. GAIN ON SALE OF INVESTMENTS

     In September 1999, the Company sold its remaining equity investment in Celestica Inc. resulting in approximately a $22 million gain, which was included in other income for the quarter and for the nine months ended October 2, 1999.

6. NET INCOME (LOSS) PER SHARE

     In accordance with the disclosure requirements of Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", a reconciliation of the numerator and denominator of the basic and

                               MAXTOR CORPORATION

                                  (UNAUDITED)

diluted net income (loss) per share calculations is provided as follows (in thousands, except share and per share amounts):

                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                      -----------------------------    -----------------------------
                                       OCTOBER 2,     SEPTEMBER 26,     OCTOBER 2,     SEPTEMBER 26,
                                          1999            1998             1999            1998
                                      ------------    -------------    ------------    -------------
                                                               (UNAUDITED)
NUMERATOR -- BASIC AND DILUTED
Net income (loss)...................  $    (40,275)    $     6,078     $    (54,142)    $     1,175
                                      ============     ===========     ============     ===========
Net income (loss) available to
  common stockholders...............  $    (40,275)    $     6,078     $    (54,142)    $     1,175
                                      ============     ===========     ============     ===========
DENOMINATOR
Basic weighted average common shares
  outstanding.......................   106,713,093      59,515,691      102,890,681      19,991,259
Effect of dilutive securities:
  Common stock options..............            --       1,200,781               --         731,324
  Convertible preferred stocks......            --      16,144,342               --      34,768,959
                                      ------------     -----------     ------------     -----------
Diluted weighted average common
  shares............................   106,713,093      76,860,814      102,890,681      55,491,542
                                      ============     ===========     ============     ===========
Basic net income (loss) per share...  $      (0.38)    $      0.10     $      (0.53)    $      0.06
                                      ============     ===========     ============     ===========
Diluted net income (loss) per
  share.............................  $      (0.38)    $      0.08     $      (0.53)    $      0.02
                                      ============     ===========     ============     ===========

     The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive:

                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                      -----------------------------    -----------------------------
                                       OCTOBER 2,     SEPTEMBER 26,     OCTOBER 2,     SEPTEMBER 26,
                                          1999            1998             1999            1998
                                      ------------    -------------    ------------    -------------
                                                               (UNAUDITED)
Convertible preferred stock.........            --      16,144,342               --      34,768,959
Common stock options................       432,269       1,200,781        2,164,073         731,324

7. CONTINGENCIES

     The Company is currently involved in a dispute with StorMedia Incorporated ("StorMedia"), which arose out of an agreement among Maxtor, StorMedia and Hyundai Electronics Industries Co. Ltd. ("HEI") which became effective on November 17, 1995. In that agreement, StorMedia agreed to supply disk media to Maxtor. StorMedia's disk media did not meet our specifications and functional requirements as required by the agreement and we ultimately terminated the agreement.

     After a class action securities lawsuit was filed against StorMedia by certain of its shareholders in September 1996 which alleged, in part, that StorMedia failed to perform under the agreement, StorMedia sued HEI, Mong Hun Chung (HEI's chairman), Dr. Chong Sup Park (Hyundai Electronics America's ("HEA") President and the individual who signed the StorMedia Agreement on behalf of Maxtor) and K.S. Yoo (the individual who signed the StorMedia Agreement on behalf of HEI) (collectively the "Original Defendants") in federal court (the "Federal Suit"). In the Federal Suit, StorMedia alleged that at the time HEI entered into the StorMedia Agreement, it knew that it would not and could not purchase the volume of products it committed to purchase, and that failure to do so caused damages to StorMedia in excess of $206 million.

                               MAXTOR CORPORATION

                                  (UNAUDITED)

     In December 1996, we filed a complaint against StorMedia and William Almon (StorMedia's Chairman and Chief Executive Officer) in a Colorado state court seeking approximately $100 million in damages and alleging, among other claims, breach of contract, breach of implied warranty of fitness and fraud under the StorMedia Agreement (the "Colorado Suit"). This proceeding was stayed pending resolution of the Federal Suit. The Federal Suit was permanently dismissed early in February 1998. On February 24, 1998, StorMedia filed a new complaint in a California state court for $206 million, alleging fraud and deceit against the Original Defendants and negligent misrepresentation against HEI and Maxtor (the "California Suit"). On May 18, 1998, the stay on the Colorado Suit was lifted by the Colorado state court. Our motion to dismiss, or in the alternative, stay the California Suit, is pending. On September 9, 1998, the California Suit was stayed pending resolution of the Colorado Suit. On October 11, 1998, StorMedia filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Act. This bankruptcy filing caused an automatic stay of proceedings against StorMedia, including the Colorado Suit. StorMedia has not prosecuted its claims against Maxtor since it filed for bankruptcy protection.

     We believe that we have valid defenses against the claims alleged by StorMedia and intend to defend ourselves vigorously. However, due to the nature of litigation and because the pending lawsuits are in the very early pre-trial stages, we cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. The litigation could result in significant diversion of time by our technical personnel, as well as substantial expenditures for future legal fees. After considering the nature of the claims and facts relating to the litigation, including the results of preliminary discovery, our management believes that the resolution of this matter will not have a material adverse effect on our business, financial condition or results of operations. However, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance that they will not have a material adverse effect on our business, financial position and results of operations.

     We were sued in the United States District Court for the Northern District of California by Papst-Motoren GmbH and Papst Licensing (collectively "Papst") claiming infringement of a number of hard disk drive motor patents. The lawsuit alleges infringement of 15 of the hard disk drive motor patents, which relate to motors that we purchase from motor vendors and the use of such motors in hard disk drives. We filed our Answer and Counterclaim on May 19, 1999, alleging defenses of implied license, patent exhaustion, misuse, invalidity, unenforceability and noninfringement, among others. We have also filed a motion to bifurcate for early discovery the license, exhaustion and misuse defenses. At hearing on July 21, 1999, the Court stayed further action in the case pending the outcome of a motion filed by Papst on July 13, 1999, seeking coordination and transfer of this case with several other actions involving Papst patents. This motion was filed with the Judicial Panel on Multidistrict Litigation in Washington, D.C. The motion was granted October 12, 1999, and the case has been transferred to the Eastern District of Louisiana for coordinated or consolidated pre-trial proceedings with three other actions involving Papst patents. No proceedings have been scheduled as yet in that court. While the final outcome of these claims cannot be determined at this time, we believe that resolution of these claims will not have a material adverse effect on our business, financial condition or results of operations. This statement should be read in conjunction with our Registration Statement on Form S-3 as well as our periodic reports filed with the SEC.

     No amounts have been reserved in the accompanying condensed consolidated financial statements for any legal claims or actions.

8. LOAN AGREEMENT

     In September 1999, our Singapore subsidiary Maxtor Peripherals (S) Pte Ltd entered into a 4-year loan agreement with the Economic Development Board (the "Board") of Singapore for SGD48 million, which will amortize in 7 equal semi-annual installments beginning March 2001. Interest will be charged by the Board at

                               MAXTOR CORPORATION

                                  (UNAUDITED)

1% above the prevailing Central Provident Fund lending rate, subject to a minimum of 3.5% per year. This loan requires a guarantee which is supported by a 2-year guarantee from the Bank of Nova Scotia at an interest rate of 0.15% per year.

9. RECLASSIFICATIONS

     Certain reclassifications have been made to prior year balances to conform to current year classifications.

10. RELATED PARTY TRANSACTION

     During the quarter ended April 3, 1999, the Company paid off a $55.0 million note payable to HEA and incurred $2.3 million of interest expense related to the note (see Note 3). As of October 2, 1999, the Company has no outstanding indebtedness to HEA.

     The cost of revenue includes certain component parts purchased from MMC Technology, Inc., a wholly owned subsidiary of HEA, amounting to $42 million for the quarter ended October 2, 1999 and $121.3 million for the nine months ended October 2, 1999. The cost of component parts purchased from MMC was $33.8 million for the quarter ended September 26, 1998 and $95 million for the nine months ended September 26, 1998. The cost of revenue also includes certain component parts purchased from HEI which to date have not been significant.

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

     Maxtor(R) and No Quibble(R) are registered trademarks of Maxtor. The Maxtor logo, DiamondMax(TM), Formula 4(TM) and MaxAttach(TM) are trademarks of Maxtor. All other brand names and trademarks appearing in this report are the property of their respective holders.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.

     ACQUISITION OF CREATIVE DESIGN SOLUTIONS, INC.

     The Company acquired privately held Creative Design Solutions, Inc. ("CDS"), a leading participant in the emerging network attached storage market, in the third quarter of 1999. The Company is transitioning from being solely a supplier of hard disk drives for the desktop personal computer market to a company positioned to provide storage solutions in networked environments. See
Note 4 to the Condensed Consolidated Financial Statements.

     Maxtor has formed its Maxtor Network Systems Group ("MNSG") around CDS. MNSG will concentrate in the near future on products and offerings in or related to the Network Attached Storage ("NAS") market segment. NAS is defined as:

    "A specialized, network-based hardware device designed to perform a single or specialized set of server functions and characterized by running a minimal operating architecture, requiring no per-seat network operating system license and client access independent of any operating system or proprietary protocol. In addition, the device is a 'closed box' delivering extreme ease of installation, minimal maintenance and can be managed remotely by the client via a Web browser." (Source: Dataquest/Gartner)

     In October, Maxtor announced MaxAttach(TM), MNSG's first NAS product. The MaxAttach network storage appliance is a network file sharing solution for a broad range of office and workgroup environments.

     The CDS acquisition has been accounted for using the purchase method of accounting. A portion of the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on the respective fair values on the acquisition date. Identifiable intangible assets include (i) amounts allocated to acquired in-process technology and immediately charged to operations; (ii) amounts allocated to current products and technologies and amortized on a straight-line basis over the estimated useful lives of the technology, which ranges from 1 to 3.5 years; and (iii) amounts allocated to workforce and customer list and amortized on a straight-line basis over the estimated period of benefit, which ranges from 6 to 7 years. The portion of the purchase price in excess of tangible and identifiable intangible assets and liabilities assumed has been allocated to goodwill and amortized on a straight line basis over 7 years. The results of operations of CDS are consolidated with those of the Company as of the date the Company acquired effective control of the entity, which occurred upon the formal legal closing of the transaction.

     REVENUE AND GROSS PROFIT

                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                   --------------------------             --------------------------
                                   OCTOBER 2,   SEPTEMBER 26,             OCTOBER 2,   SEPTEMBER 26,
                                      1999          1998        CHANGE       1999          1998        CHANGE
                                   ----------   -------------   ------    ----------   -------------   ------
                                          (UNAUDITED)                            (UNAUDITED)
                                                                 (IN MILLIONS)
Total revenue....................    $589.3        $599.8       $(10.5)    $1,795.5      $1,680.7      $114.8
Gross profit.....................    $ 13.8        $ 73.2       $(59.4)    $  116.6      $  197.9      $(81.3)
Net Income (loss)................    $(40.3)       $  6.1       $(46.4)    $  (54.1)     $    1.2      $(55.3)
AS A PERCENTAGE OF REVENUE:
Total revenue....................     100.0%        100.0%                    100.0%        100.0%
Gross profit.....................       2.3%         12.2%                      6.5%         11.8%
Net Income (loss)................      (6.8)%         1.0%                     (3.0)%         0.1%

  Revenue

     Total revenue for the third quarter of fiscal year 1999 decreased 1.8% compared to the same quarter in fiscal year 1998 primarily due to the continuing decrease in average unit prices, partially offset by an increase in total units shipped during the third fiscal quarter of 1999. Total shipments for the third fiscal quarter 1999 were 5.9 million units, which was 1.6 million units or 36.3% higher compared to the third fiscal quarter a year ago. Maxtor remains focused on OEM customers. Revenue from the OEM channel for the quarter ended October 2, 1999 represented 76.2% of total revenue compared to 77.8% for the corresponding quarter in 1998. Revenue from the distribution and retail channel represented 23.7% of total revenue for the third quarter in 1999 compared to 22.2% for the same quarter in fiscal year 1998.

     For the nine months ended October 2, 1999, total revenue increased by 6.8% compared to the nine months ended September 26, 1998. Revenue and unit volume growth in 1999 were favorably impacted by better time to market performance, expansion of the OEM customer base, and increased penetration of the distribution channel, offset by the continuing decline in average unit prices from $139 in the third quarter of fiscal 1998 to $100 in the current quarter.

  Gross Profit

     Gross profit as a percentage of revenue decreased to 2.3% in the third quarter of 1999 from 12.2% in the same quarter of 1998, and gross profit for the first nine months of 1999 declined to 6.5% compared to 11.8% million for the same period a year ago. The continuing decrease in gross profit is due mainly to the deterioration in average unit selling prices throughout the first three quarters of fiscal year 1999. The rapid price erosion is partially offset by the increase in unit volumes and the timely introduction of new, higher margin products such as MaxAttach(TM), which achieved market acceptance and higher manufacturing yields. Gross margin was also favorably affected by improved product designs, which led to improved manufacturing yields and lower component costs. We expect to continue volume growth for the remainder of the fiscal year based on the strength of the OEM portion of our business and the market acceptance of our new products.

     OPERATING EXPENSES

                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                      --------------------------            --------------------------
                                      OCTOBER 2,   SEPTEMBER 26,            OCTOBER 2,   SEPTEMBER 26,
                                         1999          1998        CHANGE      1999          1998        CHANGE
                                      ----------   -------------   ------   ----------   -------------   ------
                                             (UNAUDITED)                           (UNAUDITED)
                                                                    (IN MILLIONS)
Research and development............    $46.5          $40.2       $ 6.3      $141.9        $110.3       $31.6
Selling, general and
  administrative....................    $21.1          $18.6       $ 2.5      $ 63.2        $ 53.0       $10.2
Stock compensation expense..........    $ 0.5          $ 1.2       $(0.7)     $  2.0        $ 11.1       $(9.1)
Acquired in-process technology......    $ 7.0          $  --       $ 7.0      $  7.0        $   --       $ 7.0
Amortization of goodwill and other
  intangible assets.................    $ 0.6          $  --       $ 0.6      $  0.6        $   --       $ 0.6
AS A PERCENTAGE OF REVENUE:
Research and development............      7.9%           6.7%                    7.9%          6.6%
Selling, general and
  administrative....................      3.6%           3.1%                    3.5%          3.2%
Stock compensation expense..........      0.1%           0.2%                    0.1%          0.7%
Acquired in-process technology......      1.2%            --                     0.4%           --
Amortization of goodwill and other
  intangible assets.................      0.1%            --                     0.0%           --

  Research and Development (R&D)

     R&D expense as a percentage of revenue increased to 7.9% in the third quarter of 1999 compared to 6.7% for the same quarter in 1998. Similarly, R&D expense for the nine months ended October 2, 1999 as a percentage of revenue increased to 7.9% compared to 6.6% for the same period a year ago. The absolute dollar level of R&D expenditures increased significantly due primarily to our efforts to develop new products for the desktop computer market, including our efforts to transition from the magneto-resistive head technology to the giant magneto-resistive head technology, as well as new market segments. Over the past nine months, we have introduced several hard disk drive products including the DiamondMax Plus 5120 and 6800 series, and the cost-optimized DiamondMax VL Lines.

  Selling, General and Administrative (SG&A)

     SG&A expense increased, in terms of absolute dollars and as a percentage of revenue, both for the third quarter of 1999 and the first nine months of fiscal 1999 when compared to the same periods of fiscal year 1998. The increase is primarily due to the costs associated with supporting Maxtor's higher sales volume.

  Stock Compensation

     In 1996 we adopted the 1996 Stock Option Plan (the "Plan"), pursuant to which substantially all of our domestic employees and certain international employees received options which were required to be accounted for as variable options. These options, which were granted between May 1996 and October 1997, required remeasurement of any intrinsic compensation element at each reporting date determined by the difference between the estimated current fair value of our stock and the exercise price of the options. In the first quarter of 1998, we amended and restated the Plan to remove the variable features and all grants subsequent to October 1997 have been subject to fixed terms. In the second quarter of 1998, we offered and re-issued new fixed-award options in exchange for options previously issued under variable terms, thereby eliminating the requirement to remeasure these options in subsequent periods. In connection therewith, we recorded compensation expense related to the difference between the estimated fair market value of our stock as of March 28, 1998 and the stated value of our options. Compensation cost was reflected in accordance with Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Accordingly, we recorded non-cash compensation expense of $11.1 million in the first nine months of 1998 and $2 million in the first nine months of 1999. The remaining unrecognized compensation element will be reflected in quarterly charges, decreasing sequentially through the second quarter of 2001.

  Acquired in-process technology

     The acquired in-process technology charge of $7 million resulted from the acquisition of CDS. The value of the acquired in-process technology was determined using a combination of risk-adjusted income approaches and an independent valuation. The total amount of $7 million was charged to operations as the technology had not reached the stage of technological feasibility at the date of acquisition and had no future alternative use to the Company.

  Amortization of goodwill and other intangible assets

     Amortization of goodwill and other intangible assets also includes workforce, customer list and other current products and technology in the amount of $0.6 million, which results from the acquisition of CDS.

     INTEREST EXPENSE, INTEREST INCOME AND GAIN ON SALE OF INVESTMENT

                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                      --------------------------            --------------------------
                                      OCTOBER 2,   SEPTEMBER 26,            OCTOBER 2,   SEPTEMBER 26,
                                         1999          1998        CHANGE      1999          1998        CHANGE
                                      ----------   -------------   ------   ----------   -------------   ------
                                             (UNAUDITED)                           (UNAUDITED)
                                                                    (IN MILLIONS)
Interest expense....................    $(3.3)         $(6.6)      $ 3.3      $(10.0)       $(24.1)      $14.1
Interest and other income...........    $ 3.1          $ 1.5       $ 1.6      $ 11.5        $  3.9       $ 7.6
Gain on sale of investment..........    $22.0          $  --       $22.0      $ 44.1        $   --       $44.1
AS A PERCENTAGE OF REVENUE:
Interest expense....................     (0.6)%         (1.1)%                  (0.6)%        (1.4)%
Interest and other income...........      0.5%           0.3%                    0.6%          0.2%
Gain on sale of investment..........      3.7%            --                     2.5%           --

  Interest Expense

     Interest expense as a percentage of revenue declined from 1.1% in the third quarter of 1998 to 0.6% in the third quarter of 1999, and from 1.4% in the first nine months of 1998 to 0.6% in the first nine months of 1999. In absolute dollar terms, interest expense decreased by $3.3 million in the third quarter of 1999 and decreased by $14.1 million for the first nine months of 1999. The decrease in interest expense was due primarily to the retirement of debt as a result of proceeds generated from our public offerings in July 1998 and February 1999. Our total short-term and long-term outstanding borrowings were $150.3 million as of September 26, 1998 and $123.1 million as of October 2, 1999.

  Interest and Other Income

     Interest and other income in the third quarter of 1999 and the first nine months of 1999 increased in both absolute dollar amount and as a percentage of revenue when compared to the third quarter of 1998 and to first nine months of 1998. The increase was primarily due to the increase in total cash and cash equivalents and marketable securities, which were generated from our public offerings in July 1998 and February 1999. Our total cash and cash equivalents and marketable securities were $162.2 million as of September 26, 1998 compared to $285 million as of October 2, 1999.

  Gain on Sale of Investment

     In September 1999, the Company sold its remaining equity investment in Celestica Inc. resulting in approximately a $22 million gain. For the nine months ended October 2, 1999, total gain from the sale of investment amounted to $44.1 million.

     PROVISION FOR INCOME TAXES

                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                     --------------------------            --------------------------
                                     OCTOBER 2,   SEPTEMBER 26,            OCTOBER 2,   SEPTEMBER 26,
                                        1999          1998        CHANGE      1999          1998        CHANGE
                                     ----------   -------------   ------   ----------   -------------   ------
                                            (UNAUDITED)                           (UNAUDITED)
                                                                   (IN MILLIONS)
Income (loss) before provision for
  income taxes.....................    $(40.1)        $8.2        $(48.3)    $(52.5)        $3.4        $(55.9)
Provision for income taxes.........    $  0.1         $2.1        $ (2.0)    $  1.6         $2.3        $ (0.7)

     The provision for income taxes consists primarily of federal alternative minimum tax and foreign taxes. Due to our net operating losses (NOL), NOL carryforwards and favorable tax status in Singapore, we have not incurred any significant foreign, U.S. federal, state or local income taxes for prior fiscal periods. Future tax benefits from current operating losses have not been recognized in the current year because of the uncertainty concerning their realization.

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

     OUR PRODUCTS COMPLY

  Hard Disk Drives

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

  MaxAttach Products

     Our new Network Attached Systems ("NAS") products (developed by the recently acquired Creative Design Solutions, Inc. -- CDS company) are also Y2K compliant and not affected by the actual turn of the century. Our NAS operating system software uses ANSI C time specifications, which stores time as number of seconds since January 1, 1970 using a signed 32-bit number, which is unaffected in or by the Year 2000, but which will roll over in the Year 2038.

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

     Core IT Systems. We have implemented the R3 system from SAP A.G. The SAP system is designed to automate more fully our business processes and is certified by SAP A.G. as Year 2000 compliant. The SAP implementation is now complete for all SAP modules, with the implementation of the SAP Human Resources module for the US and Singapore in July.

     Other Information Technology Systems. Our other information technology systems include factory information and control systems, computer aided design systems, banking interface systems, electronic data interchange systems, credit card processing, customer call management, human resources systems, non-United States payroll processing, and shipment and just in time delivery management systems. SAP A.G. software supports all of our human resources systems, call management system, non-United States payroll processing and supplier just-in-time delivery management systems which, as a result, are now Year 2000 compliant. The inventory and assessment portion of our networked PC's has been completed and we are now in the remediation stage for the hardware and software applications. We will assign the highest resolution priority to repair or replace items that affect new product development, volume production and distribution.

     Networking Systems. In a recent corporate level business decision, we concluded that instead of upgrading our current Banyan Vines based networking system, it would be much more beneficial to us if we implemented NT-servers and Microsoft Exchange Mailman System. The NT-server/Microsoft Exchange migration was completed by September 30th 1999 (according to plan) and, as a result, all our network attached PC user systems are now Y2K ready.

     Non-Information Technology Systems. Our non-information technology systems include departmental and personal automated applications used in all of our functional areas, building systems such as heating, cooling, and air purification, component and hard disk drive test equipment, and manufacturing equipment. We have completed the assessment of all our non-information technology systems as of June 30th of this year.

     Vendors and Suppliers. Our vendors and suppliers include the sources of materials used in our hard disk drives, the JIT (Just In Time) and forward carrier logistics operations, the sources of the equipment and supplies used by us in the conduct of our business, as well as our landlords, financial institutions, and other service providers. Inventory of our material suppliers has been completed and on site assessments of our logistics suppliers have been completed for our disk drive products. The Maxtor Year 2000 Program Office has created an extensive repository of detailed data and information collected from our inventory and remediation activities as well as our supplier assessments. Assessments include determination of the level of risk of business interruption associated with a failure of a vendor or supplier because of the Year 2000 Issue and assignment of priority to resolution activities.

     Maxtor Network Storage Group ("MNSG"). MNSG is Maxtor's internal designation for the newly acquired CDS company. The Y2K Program Office has already assessed MNSG's PCs and Embedded Systems and recommended that a number of PCs be upgraded to newer Y2K compliant models. This capital request has been approved and is in the process of being implemented. In addition, all the mission critical software applications are based on Microsoft Windows 95/98 and Windows NT and, as a result, are Y2K ready. The Embedded Systems in the MNSG facility were assessed to not have a Y2K dependency.

     Customers. Our assessment of our Year 2000 issues with our customers will dovetail with similar activities which our customers will engage in with respect to Maxtor. Several of our customers, Dell and IBM for example, have requested written and/or in person assurances that our ability to supply product to them in volume will not be affected by the Year 2000 Issue. At this time we have completed several on site audits and responded to a number of follow up questionnaires. We are still receiving occasional Y2K questionnaires from primarily Asian customers.

     THE COSTS TO ADDRESS OUR YEAR 2000 ISSUES

     We made capital expenditures of approximately $33.0 million and incurred related expenses of approximately $7.5 million in fiscal 1998 in connection with our implementation of the SAP system. For our Y2K program we initially estimated capital expenditures of approximately $10.0 million and expenses of approximately $4.0 million in fiscal 1999 in connection with the resolution of our Year 2000 issues. During the first ten months ended October 30, 1999, we incurred approximately $1.5 million in capital expenditures and approximately $3.0 million in expenses related to our Year 2000 issues. Considering that we are about six weeks away from the actual transition, we do not expect that these costs will not change significantly. No significant system projects have been deferred due to Year 2000 issues. In addition, our cost estimates do not include potential costs related to any customer or other claims resulting from our failure to adequately correct our Year 2000 issues.

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

     - any expansion of the scope of the implementation plan due to unanticipated changes in our business;

     - any failure to devise and run appropriate testing procedures that accurately reflect the demands that will be placed on new systems following implementation;

     - any failures by vendors or other third parties to accurately assess their own Year 2000 readiness or the Year 2000 readiness of their respective vendors and other third parties and any resulting failures;

     - any failures by the power companies to supply power to our plans and facilities; and

     - any failure to develop and implement adequate fall-back, work around or other contingency plans in the event that difficulties or delays arise.

It has been widely predicted that a significant amount of litigation surrounding business interruptions will arise out of Year 2000 Issues. It is uncertain whether, or to what extent, we may be affected by such litigation. Because our hard disk drives and network storage appliance products are able to operate in the Year 2000 and beyond, we do not anticipate exposure to material product defect or similar litigation. Any such litigation, however, could have a material adverse effect on our business, financial condition and results of operations. We also may not receive any assistance, damages or other relief as a result of our initiation of any litigation related to the Year 2000 Issue. Our inability to implement our Year 2000 plans or to otherwise address Year 2000 Issues in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

     OUR CONTINGENCY PLANS

     As part of the four-step process outlined above, 51 specific contingency plans have been developed in connection with the assessment and resolution of the risks identified. These plans cover information technology, material shortages and logistics related delays, which we identified as potential occurrences as a result of our on-site supplier assessments. We have also developed a Command Center plan, which will serve as a communications center for the entire company on Y2K related events occurring during the actual transition to the new year, that could affect Maxtor's business. There is no assurance that our contingency plans will address risks which may actually arise or that any such contingency plans will properly address their intended purposes if they are implemented. In addition, we do not have and do not anticipate obtaining any insurance policy to provide material coverage for potential injuries or damages related to or caused by the Year 2000 Issue.

LIQUIDITY AND CAPITAL RESOURCES

     As of October 2, 1999, we had $285 million in cash and cash equivalents and marketable securities as compared to $227.6 million as of December 26, 1998. In February 1999, we completed an underwritten secondary public offering of 7,800,000 newly-issued shares of our common stock and received $95.8 million, net of offering costs and expenses.

     Operating activities provided net cash of $32.7 million for nine months ended October 2, 1999. The cash provided from operating activities was principally generated from collection of accounts receivable and decreases in inventory purchases, which was partially offset by the decrease in accounts payable, accrued expenses. We used $151.4 million in investing activities during the first nine months of 1999, principally for the purchase of marketable securities and property, plant and equipment. During the nine months ended October 2, 1999, we reduced short and long-term debt by $60.0 million using approximately $55.0 million of the proceeds from our February 1999 public offering and cash from operations.

     In September 1999, our Singapore subsidiary Maxtor Peripherals (S) Pte Ltd entered into a 4-year term loan agreement with the Economic Development Board of Singapore for SGD48 million, which will amortize in 7 equal semi-annual installments beginning March 2001. This loan requires a guarantee which is supported by a 2-year guarantee from the Bank of Nova Scotia.

     As of October 2, 1999, our outstanding debt comprised primarily $90.0 million of publicly-traded Subordinated Debentures, due March 1, 2012. Our outstanding 5.75% Subordinated Debentures are entitled to annual sinking fund payments of $5.0 million, which commenced March 1, 1998. These debentures are no longer convertible into our common stock or any other security of the Company.

     We also have a $200.0 million asset securitization program with Fleet National Bank under which we sell our eligible trade accounts receivable on a non-recourse basis through a special purpose entity. As of October 2, 1999, $100.0 million of accounts receivable was securitized under the program and excluded from our accounts receivable balance.

     We believe the existing capital resources, together with cash generated from operations and borrowing capacity, will be sufficient to fund our operations through at least the next 12 months. We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and to invest in property, plant and equipment. During 1999, capital expenditures are expected to be between approximately $120.0 million and $125.0 million, to be used principally for adding manufacturing capacity and implementing new and updating existing information technology systems. We intend to seek financing arrangements, including a line of credit, to fund our future capacity expansion plans, as necessary. However, our ability to generate cash will depend on, among other things, demand in the desktop hard disk drive market and pricing conditions. If we need additional capital, there can be no assurance that such additional financing can be obtained, or, if obtained, that it will be available on satisfactory terms. See discussion below under the heading "Certain Factors Affecting Future Performance".

CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF $795.9 MILLION

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

     We also had a net loss of $40.3 million for the quarter ended October 2, 1999 due primarily to a significant decrease in average unit selling prices.

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

A SIGNIFICANT AMOUNT OF OUR REVENUE COMES FROM A FEW CUSTOMERS

     We sell most of our products to a limited number of customers. During the nine months ended October 2, 1999, two customers, Dell and IBM, accounted for approximately 25.4% and 9.0%, respectively, of our revenue, and our top ten customers accounted for approximately 67.2% of our revenue. During the nine months ended September 26, 1998, two customers, Dell and IBM, accounted for approximately 27.0% and 16.2%, respectively, of our revenue, and our top ten customers accounted for approximately 79.7% of our revenue.

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

OUR QUARTERLY RESULTS FLUCTUATE SIGNIFICANTLY

     Our quarterly results may not be indicative of our future performance. Our quarterly operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our future performance will depend on many factors, including the following:

     - our ability to be consistently among the first to volume-production with competitive products;

     - the average unit selling price of our products;

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

     - our ability to purchase enough components and raw materials at competitive prices which allows us to make a profit;

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

THE HARD DISK DRIVE MARKET IS HIGHLY COMPETITIVE

     The hard disk drive market in general is intensely competitive even during periods when demand is stable. We compete primarily with manufacturers of 3.5-inch hard disk drives for the personal computer industry, including:

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

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS

     A number of the parts used in our products are available from only one or a limited number of outside suppliers. Currently, we purchase digital signal processor/controller and spin/servo integrated circuits only from Texas Instruments, Inc. and purchase channel integrated circuits only from Lucent Technologies Inc. As we have experienced in the past, some of the parts we require may periodically be in short supply. As a result, we must allow for significant ordering lead times for certain parts. In addition, we may have to pay significant cancellation charges to suppliers if we cancel orders for parts because we reduce production due to production cut-backs caused by market oversupply, reduced demand, transition to new products or technologies or for other reasons. We order the majority of our parts on a purchase order basis and only have limited long-term volume purchase agreements with certain existing suppliers. If we cannot obtain sufficient quantities of high quality parts when we need them, our business, financial condition and results of operations could be materially and adversely affected.

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

WE HAVE ONLY ONE MANUFACTURING FACILITY AND WILL NEED ADDITIONAL CAPACITY IN THE FUTURE

     Our volume manufacturing operations currently is based in one facility in Singapore. A fire, flood, earthquake or other disaster or condition affecting our facility could have a material adverse effect on our business, financial condition and results of operations. Although we have taken steps to ensure that manufacturing facilities will be available, our inability to obtain a facility or facilities which allow us to meet our customers' demands in a timely manner will limit our growth and could have a material adverse effect on our business, financial condition and results of operations.

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

     We have been sued by Papst-Motoren GmbH and Papst Licensing (collectively "Papst") claiming infringement of a number of hard disk drive motor patents. The lawsuit, which was filed in the United States District Court for the Northern District of California, has been transferred to the United States District Court for the Eastern District of Louisiana for coordination or consolidation with pre-trial proceedings with three other actions involving Papst patents. The alleged infringement claimed by Papst involves 15 of the hard disk drive motor patents referenced above and relates to motors that we purchase from motor vendors and the use of such motors in hard disk drives. While we believe that we have valid defenses to the Papst claim, the results of any litigation are inherently uncertain and there is no assurance that Papst will not assert other infringement claims relating to current patents, pending patent applications and future patents or patent applications. Additionally, there is no assurance that we will be able to successfully defend ourselves against any such lawsuit. A favorable outcome for Papst in the lawsuit could result in the issuance of an injunction against us or our products and/or the payment of monetary damages equal to a reasonable royalty or recovered lost profits or, in the case of a finding of a willful infringement, treble damages and could have a material adverse effect on our business, financial condition and results of operations.

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

WE HAVE EXPOSURE FROM OUR WARRANTIES

     Our products may contain defects. We generally warrant our products for three years. Our standard warranty contains a limit on damages and an exclusion of liability for consequential damages and for negligent or improper use of the product. We establish a reserve, at the time of product shipment, in an amount equal to our estimated warranty expenses. We had warranty reserves of $45.9 million as of October 2, 1999 and $31.6 million as of September 26, 1998. While we believe that our warranty reserves will be sufficient, the failure to maintain sufficient warranty reserves or the unenforceability of our liability limitations could have a material adverse effect on our business, financial condition and results of operations.

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

UNCERTAINTY AND RISKS RELATING TO INTEGRATION OF CREATIVE DESIGN SOLUTIONS, INC. AND RISKS RELATING TO ACQUISITIONS GENERALLY

     Part of Maxtor's strategy is to grow through the acquisition of related businesses, such as the recent acquisition of CDS. This strategy involves a number of risks, including the substantial management time devoted to such activities, risks related to the integration of the acquired business, undisclosed liabilities, and failure to achieve anticipated benefits, such as cost savings and synergies.

     Maxtor intends to combine CDS' operations with Maxtor's operations as quickly as practicable. Maxtor and CDS have different systems and procedures in many operational areas that must be rationalized and integrated. Among other things, Maxtor must integrate product offerings, and coordinate development and sales and marketing efforts. There may be substantial difficulties associated with integrating two separate companies, and there can be no assurance that such integration will be accomplished expeditiously or successfully. The integration of certain operations following an acquisition will require the dedication of management resources that may temporarily detract attention from the day-to-day business of Maxtor. Any costs associated with this type of integration may have an adverse effect on Maxtor's operating results in the periods in which they are incurred. Failure to accomplish the integration of the operations of Maxtor and CDS, or market place uncertainty regarding the acquisition, could have a material adverse effect on Maxtor's business, financial condition and results of operations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously reported, we are currently involved in a dispute with StorMedia Incorporated ("StorMedia"), which arose out of an agreement among Maxtor, StorMedia and Hyundai Electronics Industries Co. Ltd. ("HEI") in which StorMedia agreed to supply disk media to the Maxtor. There have been no material developments in the StorMedia lawsuits during this reporting period.

     We believe that we have valid defenses against the claims alleged by StorMedia and intend to defend ourselves vigorously. However, due to the nature of litigation and because the pending lawsuits are in the very early pre-trial stages, we cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. The litigation could result in significant diversion of time by our technical personnel, as well as substantial expenditures for future legal fees. After considering the nature of the claims and facts relating to the litigation, including the results of preliminary discovery, our management believes that the resolution of this matter will not have a material adverse effect on our business, financial condition or results of operations. However, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance that they will not have a material adverse effect on our business, financial position and results of operations.

     We have been sued by Papst-Motoren GmbH and Papst Licensing (collectively "Papst") claiming infringement of a number of hard disk drive motor patents. As previously reported, the lawsuit alleges infringement of 15 of the hard disk drive motor patents, which relate to motors that we purchase from motor vendors and the use of such motors in hard disk drives. Our Answer and Counterclaim, alleging defenses of implied license, patent exhaustion, misuse, invalidity, unenforceability and noninfringement, among others, was filed on May 19, 1999. We also filed a motion to bifurcate for early discovery the license, exhaustion and misuse defenses. At hearing on July 21, 1999, the Court stayed further action in the case pending the outcome of a motion filed by Papst on July 13, 1999, seeking coordination and transfer of this case with several other actions involving Papst patents. This motion was filed with the Judicial Panel on Multidistrict Litigation in Washington, D.C. On August 5, 1999, we filed our opposition to the motion. No hearing date has been set in that proceeding.

     While we believe that our defenses to the Papst claim are valid, the results of any litigation are inherently uncertain and there is no assurance that Papst will not assert other infringement claims relating to current patents, pending patent applications and future patents or patent applications. Additionally, there is no assurance that we will be able to successfully defend ourselves against any such lawsuit. A favorable outcome for Papst in the lawsuit could result in the issuance of an injunction against us or our products and/or the payment of monetary damages equal to a reasonable royalty or recovered lost profits or, in the case of a finding of a willful infringement, treble damages and could have a material adverse effect on our business, financial condition and results of operations.

     No amounts have been reserved in the accompanying condensed consolidated financial statements for any legal claims or actions.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     USE OF PROCEEDS

     In February 1999, we completed a secondary public offering of 7.8 million shares of our common stock. We received net proceeds of approximately $95.8 million from the offering, after deducting the underwriting discounts and estimated expenses payable by the Company. During the nine months ended October 2, 1999, we used approximately $55 million of the proceeds and cash from operations to reduce short and long-term debt by $60 million. The remaining proceeds have been applied to working capital.

     RECENT SALES OF UNREGISTERED SECURITIES

     During the quarter ended October 2, 1999, Creative Design Solutions, Inc. ("CDS"), a California corporation merged with and into a wholly owned subsidiary of Maxtor, which subsidiary then merged with and into Maxtor. We issued approximately 8,129,700 shares of our common stock in return for all of the outstanding capital stock of CDS as of the date of the acquisition. The issuance was deemed to be exempt from registration with the SEC in reliance upon Regulation D promulgated under the Securities Act of 1933, as amended, based upon the limited number of persons receiving shares and the knowledge and experience of such persons or their representatives in evaluating the proposed investment. In addition, we have reserved approximately 825,000 shares of our common stock for issuance upon exercise of outstanding stock options of CDS, which we assumed in the acquisition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders held on August 11, 1999, the stockholders elected each of the nominees for Class I director on the Board of Directors. The votes were as follows:

                                                                WITHHELD
                      NOMINEE                FOR                AUTHORITY
                      -------                ---                ---------
                Charles Hill             90,120,528             7,842,567
                C.S. Chung               90,154,534             7,808,561

     The following directors' terms of office continue until the annual meeting indicated: Thomas Chun, Roger W. Johnson and Y.H. Kim (Class II term expires at the 2000 annual meeting); and C.S. Park, Michael R. Cannon and Charles F. Christ (Class III term expires at the 2001 annual meeting).

     The following matters were also submitted to and approved by a vote of the stockholders with the results of the voting being as shown:

                                                                                         BROKER
                   PROPOSAL                         FOR         AGAINST      ABSTAIN    NON-VOTES
                   --------                      ----------    ----------    -------    ---------
Approval of the Company's 1996 Stock Option
  Plan, as amended, for the purposes of Section
  162(m) of the Internal Revenue Code, and to
  (i) increase by 3,676,367 the aggregate
  number of shares of Common Stock authorized
  for issuance under the plan, (ii) increase
  the size of certain options granted to
  non-employee directors and (iii) provide for
  the grant of restricted stock................  78,535,122    19,118,139    89,997      219,837
Approval of the Company's 1998 Employee Stock
Purchase Plan, as amended, to increase by
700,000 the aggregate number of shares of
Common Stock authorized for issuance under such
plan...........................................  97,054,081       844,330    64,684           --
Approval and ratification of the selection of
  PricewaterhouseCoopers LLP as independent
  accountants of the Company for the fiscal
  year ending January 1, 2000..................  97,766,731       106,759    89,605           --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. See Index to Exhibits on page 30 hereof.

     b. On September 24, 1999, we filed a current report on Form 8-K to report the completion of a merger pursuant to which CDS became a wholly owned subsidiary of Maxtor and issuance of Maxtor common stock in exchange for all outstanding shares of CDS capital stock.

ITEMS 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

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

Date: November 15, 1999

                               INDEX TO EXHIBITS

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
  NO.                              DESCRIPTION                              PAGES
-------                            -----------                           ------------
10.169     Executive Retention Incentive Agreement between Michael R.
           Cannon and Registrant dated June 23, 1999...................
10.170     Promissory Note between Michael R. Cannon and Registrant
           dated June 23, 1999.........................................
10.171*    Amendment One to Supply Agreement between MMC Technology,
           Inc. and Registrant.........................................
10.172     Capital Assistant Scheme Loan Agreement between Maxtor
           Peripherals (S) Pte Ltd and the Economic Development Board
           of Singapore dated September 9, 1999........................
10.173     Guarantee Facility Agreement between Maxtor Peripherals (S)
           Pte Ltd and the Bank of Nova Scotia, Singapore branch dated
           August 31, 1999.............................................
27         Financial Data Schedule.....................................

* Indicates confidential treatment has been requested for this exhibit.