Form 10-K
period 2000-01-01
MAXTOR CORP
filed 2000-03-29
CIK 711039

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark one)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock, $.01 par value per share, held by nonaffiliates of the registrant's common stock was $566,218,397 on March 6, 2000 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 6, 2000, 114,393,301 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended January 1, 2000, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements including those discussed in Item 1, Business, "Products," "Marketing and Customers," "Manufacturing and Suppliers," "Research and Development," and "Competition;"
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Results of Operations," "Liquidity and Capital Resources" and "Certain Factors Affecting Future Performance;" and elsewhere in this report. In this report, the words "anticipate," "believe," "expect," "intend," "future" and similar expressions also identify forward-looking statements. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Performance" and elsewhere in this report. Maxtor(R), DiamondMax(R), Formula 4(R) and MaxFax(R) are registered trademarks -- and No Quibble(R) is a registered servicemark of Maxtor. The Maxtor logo, MaxAttach(TM) and Reflect-It(TM) are trademarks of Maxtor. All other brand and company names and trademarks appearing in this report are the property of their respective holders.

     We are a leading supplier of hard disk drive storage products for desktop computer systems. Our DiamondMax product family consists of 3.5-inch hard disk drives with storage capacities which range from 4.3 gigabytes to 60 gigabytes. These products have high speed interfaces for greater data throughput, a robust mechanical design for improved reliability, magneto-resistive head technology to enable high recording density, and a digital signal processor electronic architecture that, when combined, provide industry leading benchmark performance and storage capacity to the personal computer marketplace. Our latest products, announced March 13, 2000, are the DiamondMax VL 30 and Diamond Max 60, both 5400 rpm products. The DiamondMax VL 30 provides capacity of 7.5 gigabytes up to 30 gigabytes and provides cost-optimized storage for the Entry and Mainstream segments of the market. The DiamondMax 60 provides up to 60 gigabytes of storage for High end applications. These products add to our DiamondMax Plus 40, announced in November, 1999, which is an award-winning 7200 rpm product providing capacities ranging from 10 to 40 gigabytes for the Performance segment. Our customers are desktop computer manufacturers, including Compaq, Dell, IBM, Hewlett Packard and Apple; distributors, including Bell Micro and Ingram; and retailers, including Best Buy, Comp USA, and Staples.

     We formed Maxtor Network Systems Group ("MNSG") subsequent to our acquisition of Creative Design Solutions, Inc. ("CDS") on September 10, 1999. MNSG concentrates on products and offerings in or related to the Network Attached Storage ("NAS") market segment. In October 1999, we announced MaxAttach(TM), MNSG's first NAS product. In January 2000, we announced MaxAttach(TM) 3000 desktop line of server appliances with enhanced features that provide data protection (disk mirroring) and data management (disk spanning) at storage capacities of 20, 40 and 80 GB. The MaxAttach products are designed to enable the quick, easy, safe and cost-effective addition of storage to networks in workgroups and small businesses.

COMPANY BACKGROUND

     We were founded in 1982 and completed an initial public offering of common stock in 1985. In the mid-1980's, we were a leading technology innovator in the hard disk drive industry. As is true today, the hard disk drive industry during the 1980's was intensely competitive and characterized by rapid technological change, rapid rates of product and technology obsolescence, changing customer requirements, dramatic shifts in market share and significant erosion of average selling prices. In an effort to mitigate the risks associated with these factors, we pursued all major product segments in the hard disk drive market, utilizing multiple product families and technology platforms. This costly strategy added significant complexity to the business, which caused us to delay or miss a number of key product introductions and ultimately led to the deterioration of our overall financial condition. As a result of this deterioration, we sold 40% of our outstanding common stock to Hyundai Electronics Industries and its affiliates in 1994.

     In early 1996, Hyundai Electronics America ("HEA") acquired all of the remaining publicly held shares of our common stock as well as all of our common stock then held by Hyundai Electronics Industries and its affiliates. Shortly thereafter, HEA invested in renewed efforts to revitalize Maxtor. In July 1996, we hired Michael R. Cannon, our current Chief Executive Officer and President and a 20 year veteran of the hard drive industry, who had previously served in senior management positions in IBM's systems storage division and at SyQuest Technology and Control Data Corporation. With a view toward capturing business at leading desktop computer manufacturers, Mr. Cannon identified four key areas requiring improvement:

     Corporate Leadership. To provide strong leadership and the required focus on execution, we recruited seasoned, industry veterans for key senior management positions. In addition to Mr. Cannon, key management positions added includes:

     - Paul J. Tufano, our Senior Vice President, Finance, and Chief Financial Officer, whose previous experience includes more than 17 years in a variety of management positions at IBM; and

     - K.H. Teh, our Vice President, Worldwide Manufacturing, whose previous experience includes 20 years in a variety of manufacturing management positions at Iomega, Quantum and SyQuest.

     These senior managers joined Dr. Victor B. Jipson, our President, Network Systems Group, who has been at Maxtor since December 1995 and was then our Senior Vice President, Engineering, whose previous experience includes 16 years with IBM in a variety of research, technical strategy, product strategy, research and development, and general management positions. In addition, we added personnel with significant industry experience to our engineering, manufacturing, procurement, human resources, and sales and marketing organizations.

     Cost Competitiveness. Since 1996, we aggressively moved to reduce our cost structure. We stopped using a hard disk drive manufacturing facility owned and operated by Hyundai Electronics Industries in Korea and consolidated our volume hard disk drive manufacturing facilities in Singapore. We also closed our sub-assembly manufacturing facility in Thailand and sold our majority interest in International Manufacturing Services, our former printed circuit board division, to certain members of International Manufacturing Services management and institutional investors. These actions helped reduce our workforce by approximately 54% by October of 1996. We also removed layers of management and implemented strict discretionary expense controls. In addition, we improved the productivity of our research and development expenditures by simplifying our technology and product roadmap to focus on desktop computer hard disk drives using a single core technology platform.

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

     - focused our research and development efforts on a single core technology platform that included magneto-resistive head technology and a digital signal processor-based electronic architecture, which we believe are capable of supporting rapid extension of our product and technology roadmap; and

     - restructured our product development process by creating an advanced technology group, which is responsible for assessing new technology viability, developing early prototypes and exploiting common design architectures, and by strengthening our existing product design teams, which are responsible for taking the building blocks provided by the advanced technology group and designing high performance, highly manufacturable, cost-effective products which meet our customer specifications.

     Customer/Channel Mix. Recognizing that the vast majority of the growth in the desktop computer market was being captured by a limited number of leading personal computer manufacturers, our new management simplified our sales channels and focused our sales and marketing resources on establishing Maxtor as a preferred supplier to leading desktop computer manufacturers and a limited number of leading distributors and retailers. To improve overall customer satisfaction and capture accounts with leading desktop computer manufacturers, we initiated a number of actions to improve product quality and created dedicated account support teams for our major desktop computer manufacturer clients, emphasizing senior management involvement in developing and maintaining customer relationships.

TURNAROUND RESULTS

     As a result of the changes described above, our performance improved significantly during a period of severe fluctuations in the overall hard disk drive market.

     Timely Introduction of New Products. Our restructured manufacturing and product development processes, as well as a simplified product and technology roadmap, enabled us to complete one of the fastest transitions in the industry from hard disk drives utilizing thin-film head technology to 100% use of magneto-resistive head technology by the end of 1997. With our DiamondMax 2160, 2880 and 3400 products, we demonstrated significantly improved time-to-volume manufacturing in the fourth quarter of 1997, second quarter of 1998 and the third quarter of 1998 by producing 1.4, 1.3 and 2.8 million units of these products, respectively, during their first full quarters of production. In the first quarter of 1998, we established ourselves as a time-to-market entry leader with our 2.8 gigabytes per disk hard drive, the DiamondMax 2880. In the second quarter of 1998, we continued our trend of being a time-to-market leader with a
3.4 gigabyte hard disk drive, the DiamondMax 3400, and the DiamondMax Plus 2500, our first 7200 RPM product. Our time-to-market leadership continued in the fourth quarter of 1998 with the introduction of our 4.3 gigabyte per disk hard disk drive, the DiamondMax 4320, and in the first quarter of 1999 with our DiamondMax Plus 5120, our second generation 7200 RPM drive. These improvements, in turn, enabled us to increase our units shipped per quarter from 1.3 million units during the first quarter of 1997 to 6.8 million units in the fourth quarter of 1999.

     Customer/Channel Mix. Our new focus on leading desktop computer manufacturers led to significant improvements in our customer/channel mix. For example, our revenue from shipments to Compaq, Dell and IBM has increased from approximately 3.8% of total revenue in the second quarter of 1996 to 26.3% of our total revenue in the fourth quarter of 1999. We also became a leading supplier of desktop hard disk drives to Dell in less than six months and were a leading provider of desktop hard disk drives shipped to the domestic retail channel during 1997. These cumulative changes have resulted in improved financial results. We increased revenues by 69.1% and 3.2%, from $1,424.3 million in 1997 to $2,408.5 million and $2,486.1 million in 1998 and 1999, respectively, with improvements in gross margin from 5.0% to 12.5% and 11.9% for the same periods.

     Cost Competitiveness. Our cost competitiveness initiatives led to significant reduction of operating expenses. Our selling, general and administrative expense as a percentage of revenue was among the lowest in the industry for our 1998 and 1999 fiscal years.

INDUSTRY BACKGROUND

     The Desktop Hard Disk Drive Market. According to International Data Corporation ("IDC"), the desktop computer segment is the largest segment of the worldwide personal computer market, accounting for approximately 82% of global personal computer shipments in 1999. As a result, desktop computers were the leading source of demand for hard disk drives, accounting for more than 75% of all hard disk drive units shipped worldwide in 1999, according to IDC. The demand for desktop computers and, therefore, computer hard disk drives, continues to grow in part due to:

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

     Future demand growth for hard disk drives also may be driven by new and emerging hard disk drive markets. In October 1999, IDC forecast that the worldwide desktop computer segment of the hard disk drive market would grow from approximately 129 million units in 1999 to 207 million units in 2003, reflecting a compound annual growth rate of approximately 13.9%.

     Hard Disk Drive Technology. The basic operation of a hard disk drive has not changed materially since its introduction in the 1950's. To improve the performance of hard disk drives, hard disk drive manufacturers have concentrated their efforts on optimizing the performance of the various components of the hard disk drive.

     The main components of the hard disk drive are the hard disk assembly and the printed circuit board. The head disk assembly includes the head, media (disks), head positioning mechanism (actuator) and spin motor. These components are contained in a hard base plate protective package in a contamination-free environment. The printed circuit board includes custom integrated circuits, an interface connector to the host computer and a power connector.

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

     The integrated circuits on the printed circuit board typically include a drive interface and a controller. The drive interface receives instructions from the computer, while the controller directs the flow of data to or from the disks, and controls the heads. The location of data on each disk is logically maintained in tracks, divided into sectors. The computer sends instructions to read or write data to the disks based on track and sector locations. Industry standard interfaces are utilized to allow the disk drive to communicate with the computer.

     A key performance metric in the hard disk drive industry is "areal density," which is the measure of stored bits per square inch on the recording surface of a disk. An increase in areal density allows a hard disk drive provider to decrease the price per megabyte stored by increasing overall storage capacity per disk, thus reducing product costs through reduced component requirements. During 1996 and 1997, certain hard disk drive providers began transitioning to magneto-resistive heads. Prior to this transition, most hard disk drives utilized thin-film inductive recording heads. Magneto-resistive heads have discrete read and write structures which provide more signal than the older thin-film inductive heads. This results in significantly higher areal densities, which increases storage capacity per disk and improves manufacturing margin and product reliability. Hard disk drive providers are evaluating or implementing a number of technological innovations designed to further increase hard disk drive performance and reduce product costs, including attempting to simplify the electronic architecture by combining the traditional servo-control functions of the digital signal processor-based electronic architecture and the error recovery and interface management functions of traditional hard drive microprocessors on a single integrated circuit. Moreover, to consistently achieve timely introduction and rapid volume production of new products, some hard disk drive providers are striving to simplify their product design processes by focusing on creating extendible core technology platforms which utilize common firmware and mechanical designs and re-use of manufacturing tooling and application specific integrated circuits across various product generations and product lines.

     Hard Disk Drive Market Challenges. Personal computer manufacturers compete in a consolidating market. The top ten personal computer manufacturers accounted for greater than 50% of all personal computer units shipped during 1998 and 1999. These personal computer manufacturers use the quality, storage capacity and performance characteristics of hard drives to select their hard disk drive providers. Personal computer manufacturers typically seek to qualify three or four providers for a given hard disk drive product generation. To qualify consistently with personal computer manufacturers and thus succeed in the desktop hard drive industry, a hard disk drive provider must consistently execute on its product development and manufacturing process in order to be among the first-to-market introduction and first-to-volume production at leading storage capacity per disk with competitive prices. Failure to reach the market on time or to deliver timely volume production usually results in significantly decreased gross margins due to rapidly declining average selling prices and dramatic losses in market share. Successful achievement of the performance parameters, however, is only part of the competitive equation. As personal computer manufacturers seek to develop successful business models, they are also requiring their hard disk drive vendors to maintain high levels of quality to enable low cost of ownership and adapt their inventory management models to be compatible with the emerging build-to-order business model in the personal computer industry.

OUR SOLUTION

     We have established ourselves as a leading provider of high quality, high performance hard disk drives to major desktop computer manufacturers, distributors and retailers. Our management team has extensive hard disk drive industry experience across all functional areas. As a result, we have been able to define and implement the key business processes necessary to fulfill the needs of our customers. These processes focus on the efficient, timely and cost-effective integration of leading-edge technology to create highly manufacturable hard disk drives. Moreover, our senior management team vigorously monitors these processes in an effort to ensure consistent execution and prompt response to customer demands. We intend to strengthen our leadership position in the desktop hard disk drive industry by consistently executing these fundamental business processes.

OUR STRATEGY

     We seek to be the dominant provider of hard disk drives to leading desktop computer manufacturers, distributors and retailers. Since the fourth quarter of 1999, we have been broadening our business to the NAS market. Our strategy to achieve this goal includes the following elements:

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

     Leverage Design Excellence. Our product development methodology reduces risks associated with design changes by focusing on common firmware and mechanical designs, and re-use of manufacturing tooling and application specific integrated circuits. Through this process, we have created a technology platform, which is used as the common core of each of our current hard disk drive products and which we believe is extendible into products for new and emerging hard disk drive market opportunities. To reduce the overall cost of ownership of our hard disk drive products, we use a robust mechanical architecture designed to reduce defects that result from customer mishandling during installation. We also work closely with leading component suppliers in an effort to ensure that adequate tolerances are designed into our products to achieve high manufacturing yields and product quality. By utilizing this product development methodology, we have successfully introduced and achieved timely volume production of seven generations of magneto-resistive head hard disk drives in less than two years.

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

     Increase Market Share With Leading Desktop Computer Manufacturers. We intend to continue to achieve leading time-to-volume production of high quality, high performance hard disk drives to capture additional market share with leading personal computer manufacturers. Our quarterly market share of the desktop hard disk drive market in terms of units shipped increased from 5.6% in the first quarter of 1997 to 18.7% in the fourth quarter of 1999, according to IDC.

     Maintain Customer Satisfaction. We believe we distinguish ourselves from our competitors by focusing on ease of doing business and overall customer satisfaction. For example, our "No Quibble" service program has been well received by our customers. We also are devoting significant attention to total supply chain management to align our business model with the evolving build-to-order manufacturing business model of certain desktop computer manufacturers. We use our flexible, cell-based manufacturing process coupled with a just-in-time inventory model to rapidly respond to the changing needs of our key desktop computer manufacturer customers. To further automate and improve the efficiency of our total supply chain management, we have recently installed a new enterprise resource planning system.

     Broaden Product Portfolio. To capture higher margin opportunities, we intend to leverage our existing technology platform and product development methodology to develop hard disk drive products to meet the needs of desktop computers, storage subsystems, consumer electronics, and other emerging storage applications. To this end, we currently offer products with two rotational speeds (5400 and 7200 rpm) with configurations from 1 through 4 disks. This results in a product portfolio with the broadest range of performance and capacity in the industry and allows us to target entry, mid-range, and high-end applications in all of the above markets. The 3 and 4-platter designs have been particularly beneficial to our profit margins and our strategic position as competitors have suspended their development and introduction of these high capacity products.

     Additionally, on January 18, 2000 Maxtor announced the MaxAttach Desktop
2.0 line of server appliances with enhanced software features that include disk mirroring and disk spanning at storage capacities of 20, 40 and 80 GB. These products are designed to enable quick, easy, safe and cost-effective addition of storage to networks in workgroups and small businesses. The new MaxAttach NAS 4000 line of rack mount server appliances broadens client support to include UNIX and Linux in addition to Microsoft, and is slated for volume availability in the second quarter of 2000. To address the expanding storage needs of larger work groups, Internet service providers and departmental market segments, Maxtor has announced its intention to introduce additional solutions in its extended family of MaxAttach storage solutions during the first half of 2000. These will include application-specific appliances as well as capacity increases to 240 GB.

PRODUCT DEVELOPMENT/TECHNOLOGY

     One of the most important changes undertaken as part of our turnaround was the restructuring of our product development process to separate the enabling technology development phase from the product design phase. In early 1996, we suffered from poor product quality and performance, and products that were late to market. This contrasts sharply with today as we now enjoy strong customer relationships based on excellent product quality, time-to-volume production leadership and industry-leading performance.

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

PRODUCTS

     We currently provide hard disk drives primarily for the desktop computer market, with applications beginning to emerge in consumer electronics, network attached storage (supporting MNSG), and storage subsystems. Our DiamondMax product family consists of 3.5-inch hard disk drives with storage capacities ranging from 4.3 to 60 gigabytes. Our latest products, announced March 13, 2000, are the DiamondMax VL 30 and DiamondMax 60, both 5400 rpm products. The DiamondMax VL 30 provides capacity of 7.5 gigabytes up to 30 gigabytes and provides cost-optimized storage for the Entry and Mainstream segments of the market. The DiamondMax 60 provides up to 60 gigabytes of storage for High End applications. These products add to our DiamondMax Plus 40, announced in November, 1999, which is an award-winning 7200 rpm product providing capacities ranging from 10 to 40 gigabytes for the Performance segment.

     The table below sets forth key parameters for our fourteen generations of DiamondMax products dating from 1998:

                                                                       DIAMONDMAX MODELS
                               --------------------------------------------------------------------------------------------------
                                2880*     3400*    PLUS 2500*    4320*    PLUS 5120*    6800*    PLUS 6800*     VL17        36
                               -------   -------   ----------   -------   ----------   -------   ----------   --------   --------
Max. Capacity (GB)...........   11.52     13.6       10.0        17.2       20.4        27.3       27.3         17.4       36.5
Capacity per Disk (GB).......   2.88      3.40       2.50        4.32       5.1          6.8       6.8          9.1        9.1
Rotational Speed (rpm).......   5400      5400       7200        5400       7200        5400       7200         5400       5400
First Shipment Date..........  Mar. 98   Jun. 98   Jun. 98      Oct. 98   Mar. 99      Jun. 99   July 99      Sept. 99   Sept. 99

---------------
* No longer in volume production.

                                                                               DIAMONDMAX MODELS
                                                              ---------------------------------------------------
                                                               VL20        40       PLUS 40     VL30        60
                                                              -------    -------    -------    -------    -------
Max. Capacity (GB)..........................................   20.4       40.9       40.9       30.7       61.4
Capacity per disk (GB)......................................   10.2       10.2       10.2       15.3       15.3
Rotational Speed (rpm)......................................   5400       5400       7200       5400       5400
First Shipment Date.........................................  Nov. 99    Nov. 99    Jan. 00    Apr. 00    Apr. 00

     The table below sets forth key parameters for our current MNSG Products:

                                                                MNSG PRODUCTS
                                              --------------------------------------------------
                                                MAXATTACH          NAS 3000          NAS 4000
                                              --------------    --------------    --------------
Maximum Capacity(GB)........................  72                80                160
Client Support..............................  Microsoft         Microsoft         Microsoft
                                                                                  UNIX/Linux
Form Factor.................................  Desktop           Desktop           Rack Mount
First Shipment Date.........................  3rd Quarter 99    1st Quarter 00    2nd Quarter 00

     Our DiamondMax product family has won a number of recent editorial and industry awards including:

PC World -- Italy         Best Hard Drive -- DiamondMax 2160 -- January 1999
PC Intern -- Germany      PC Intern Test Winner and Recommendation -- DiamondMax Plus
                            2500 -- February 1999
Windows Magazine --       Recommended List DiamondMax 4320 -- March 1999
  USA
Computer Reseller         CRN Test Center Recommended for DiamondMax 6800 -- April
  News -- USA               1999
CHIP -- Germany           Top Ten Hard Drives -- DiamondMax Plus 2500 -- April 1999
PC ACHAT -- France        Editor's Choice -- DiamondMax Plus 5120 -- May 1999
PC Professionell --       Editor's Choice -- DiamondMax Plus 5120 -- May 1999
  Germany
PC Format -- UK           PC Format Gold Award -- DiamondMax Plus 5120 -- May 1999
Computer Video -- UK      Recommended Award -- DiamondMax Plus 5120 -- May 1999
Windows Magazine --       WIN 100 for DiamondMax 4320 -- JUNE 1999
  USA
Windows Magazine --       Win 100 for DiamondMax Plus 2500 -- June 1999
  USA
PC Format -- Spain        PC Format Award -- DiamondMax Plus 5120 -- June 1999
Computing -- Spain        PC Actual Recommended -- DiamondMax Plus 5120 -- June 1999
Personal Computer         Editor's Choice -- DiamondMax Plus 5120 -- June 1999
  World -- UK
Computer Dealer           1999 Reseller's Choice Award -- July 1999
  News -- USA
PC Plus -- Spain          Best Performance Award -- DiamondMax Plus 5120 -- July 1999
PC World -- Spain         Recommended List DiamondMax Plus 5120 -- July 1999
PC Plus -- Spain          PC Plus Performance Award -- DiamondMax Plus 5120 -- July
                            1999
Windows Magazine --       Recommended List DiamondMax Plus 5120 -- August 1999
  USA
Computer Shopper --       Best Buy: DiamondMax 6800 -- September 1999
  USA
PC World -- USA           Hard Drive Best Buy: DiamondMax Plus 5120 -- October 1999
Winmag.com -- USA         Winlist for DiamondMax Plus 6800 -- October 1999

MANUFACTURING/QUALITY

     To be competitive, we must manufacture high quality, highly manufacturable, high performance hard disk drives with industry leading time-to-volume production at competitive costs. Our hard disk drive manufacturing operations consist primarily of the final assembly of high-level subassemblies built to our specifications and testing of completed products.

     Manufacturing. Pilot production of our products, as well as cost reduction, quality and product improvement engineering on current products, are conducted at our Longmont, Colorado facility. We manufacture our hard disk drives in volume at multiple facilities in Singapore, which uses a flexible, cell-based process. The Singapore facility consists of modular production units ("MPUs"), each of which contains a number of modular work cells ("MWCs"). Each MWC essentially is a mini-serial production line consisting of all of the tooling and test equipment necessary to build and test a hard disk drive. Each MPU is responsible for managing the supply of the components and other parts required by its MWCs. We coupled our cell-based manufacturing approach with a sophisticated factory information system that collects data from each MWC on various productivity and quality metrics.

     In March 1999, we purchased two buildings in Singapore totaling approximately 39,455 square meters and entered into a long-term lease of the underlying land from Singapore's Housing Development Board. The property is located near our current volume manufacturing facilities. Pursuant to a sublease accompanying the option, we have taken possession of this facility and have begun volume manufacturing and warehousing operations there. We believe that we will be able to add capacity at our current facility or another facility to provide sufficient capacity through at least the end of 2000.

     Quality. Consistent with our goal to establish Maxtor as a leader in product quality and overall customer satisfaction, we have implemented a corporate-wide quality program, which focuses on:

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

     We rely on a limited number of leading suppliers for the parts used in the manufacturing of our products, including magneto-resistive heads and head stack assemblies, media, custom integrated circuits, read channel integrated circuits, printed circuit boards and motor/baseplate assemblies. In general, we seek to have at least two or three suppliers for each of our component requirements. Custom application specific integrated circuits, including our digital signal processor controller chips, and channels, however, currently are sole-sourced from Texas Instruments and Lucent, respectively. Because of their custom nature, these products require significant design-in periods and long lead times. We outsource a majority of our printed circuit board assembly to Celestica, Inc., a successor to our former affiliate, International Manufacturing Services, Inc.

CUSTOMERS AND SALES CHANNELS

     From 1986 to 1997, chronic performance and quality issues, as well as late-to-market product introduction, had impacted adversely our ability to win business with leading desktop computer manufacturers. As a result, we were heavily dependent on sales to a large number of regional distributors which limited our ability to forecast periodic shipments and shifted our product mix toward lower performance, lower margin products. Recognizing that the majority of the growth in shipments in the desktop computer market was being captured by a limited number of desktop computer manufacturers, we simplified our sales channels and focused our sales and marketing efforts on becoming a significant provider of hard disk drives to leading desktop computer manufacturers, including Compaq, Dell, Gateway 2000, Inc., Hewlett-Packard and IBM, and a limited number of leading distributors and retailers. By emphasizing overall customer satisfaction, product quality and performance and time-to-volume production, we believe that we have established a strong customer base.

     Manufacturers. Shipments to our three primary desktop computer manufacturer customers accounted for 3.8% of our total revenue in the quarter ended June 29, 1996 and increased to 26.3% in the quarter ended January 1, 2000. Including the above, we shipped to nine of the top ten desktop computer manufacturers in 1999. We believe that our success depends on our ability to maintain and further develop strong desktop computer manufacturer customer relationships and to provide products that fit the needs of the desktop computer manufacturer channel.

     Distributors. We use a select group of distributors to sell our products cost-effectively to the large number of geographically dispersed customers which tend to hold very small market shares of the overall desktop computer market, including value-added resellers, dealers, system integrators and small desktop computer manufacturers. Distributors accounted for 26.4% of revenue for the year ended December 27, 1997; 15.4% of revenue for the year ended December 26, 1998; and 18.5% of revenue for the year ended January 1, 2000. Distributors generally enter into non-exclusive agreements with us for purchase and redistribution of product on a quick turnover basis. Purchase orders are placed and revised on a weekly basis. We grant certain of our distributors price protection and limited rights to return product on a rotation basis. Our major distributors include Bell Micro and Ingram.

     Retailers. To increase awareness of the Maxtor brand name and benefit from the typically higher gross margins of the retail sales channel, we sell our retail-packaged products directly to major retailers such as computer superstores, warehouse clubs and computer electronics stores, and authorized sales through distributors to smaller retailers. Retailers accounted for 9.2% of revenue for the year ended December 27, 1997; 8.1% of revenue for the year ended December 26, 1998; and 6.3% of revenue for the year ended January 1, 2000. Our current retail customer base is in the United States and Canada; however, we have begun efforts to establish a retail channel presence in the emerging retail markets in Europe and Asia. We believe the retail channel complements other sales channels. Retailers supply the after-market "upgrade" sector in which end-users purchase and install products to upgrade their computers. We grant certain of our retailers price protection and limited rights to return product on a rotation basis.

SALES AND MARKETING

     We market and sell our products to leading desktop computer manufacturers, distributors and retailers. Representative offices are located throughout the United States and in Australia, France, Germany, Great Britain, Hong Kong, Japan, Korea, Singapore and Taiwan. We have formed multi-disciplined, dedicated account and channel teams focused on each of its current and target strategic desktop computer manufacturer, distributor and retail accounts. These teams generally are comprised of representatives from our sales, marketing, engineering and quality organizations. Our senior management also takes an active role in our sales efforts. Dedicated field sales and technical support personnel are located in close proximity to the manufacturing facilities of each of our desktop computer manufacturer customers.

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

COMPETITION

     We compete primarily with manufacturers of 3.5-inch hard disk drives, including Fujitsu, Quantum, Samsung, Seagate, IBM, and Western Digital, some of which have a larger share of the desktop hard disk drive market than ours.

     We believe that important competitive factors in the hard disk drive market are quality, storage capacity, performance, price, time-to-market introduction, time-to-volume production, desktop computer manufacturer product qualifications, breadth of product lines, reliability and technical service and support. We believe we compete favorably with respect to these factors. See section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Performance -- The Hard Disk Drive Market is Highly Competitive."

INTELLECTUAL PROPERTY

     We have been granted 177 United States and foreign patents related to disk drive products and technologies, and have additional patent applications pending in the United States and certain foreign countries. We have patent protection on certain aspects of our technology and also rely on trade secret, copyright and trademark laws, as well as contractual provisions to protect our proprietary rights. There can be no assurance that our protective measures will be adequate to protect our proprietary rights; that others, including competitors with substantially greater resources, have not developed or will not independently develop or otherwise acquire equivalent or superior technology; or that we will not be required to obtain licenses requiring us to pay royalties to the extent that our products may use the intellectual property of others, including, without limitation, our products that may also be subject to patents owned or licensed by others. There can be no assurance that any patents will be issued pursuant to our current or future patent applications, or that patents issued pursuant to such applications or any patents we own or have license to use will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights. Litigation may be necessary to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of our proprietary rights or those of others. We could incur substantial costs in seeking enforcement of its issued or licensed patents against infringement or the unauthorized use of our trade secrets and proprietary know-how by others or in defending ourselves against claims of infringement by others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the laws of certain countries in which our products are manufactured and sold, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States, and there can be no assurance that such laws will be enforced in an effective manner. Any failure by us to enforce and protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations. See "Certain Factors Affecting Future Performance -- Protection of Our Intellectual Property is Limited; We Face Risk of Third Party Claims of Infringement," "-- We are Dependent on Our International Operations; We Face Risks From Our International Sales."

EMPLOYEES

     As part of our turnaround, we reduced our personnel from 9,330 in March 1996 to 4,330 in October 1996. Since October 1996, we have added significant personnel to our research and development, sales and marketing and production staff. As of January 1, 2000, we had 6,669 employees worldwide, including 936 in engineering, research and development; 188 in marketing, sales and customer support; 5,367 in manufacturing; and 164 in general management and administration. As of January 1, 2000, we had 5,035 employees at our manufacturing facilities in Singapore and 98 employees at our foreign sales offices. None of our U.S. employees currently are represented by a labor organization. In May 1997, our Singapore subsidiary recognized a labor union, the United Workers of Electronic and Electrical Industries, and in November 1998, signed a three-year collective bargaining agreement with that union. We believe that our employee relations are positive.

EXECUTIVE OFFICERS

     The following table lists the executive officers of the Company and their ages as of March 6, 2000. There are no family relationships between any director or executive officer of the Company. Executive officers serve at the discretion of the Board of Directors.

                   NAME                      AGE            POSITION WITH THE COMPANY
                   ----                      ---            -------------------------
Dr. Chong Sup Park.........................  52    Chairman of the Board
Michael R. Cannon..........................  47    President, and Chief Executive Officer
Paul J. Tufano.............................  46    Senior Vice President, Finance, and Chief
                                                   Financial Officer
Dr. Victor B. Jipson.......................  47    President, Network Systems Group
Dr. Pantelis S. Alexopoulus................  51    Vice President, Advanced Technology and
                                                   Chief
                                                   Technology Officer
David L. Beaver............................  45    Vice President, Worldwide Materials
Michael D. Cordano.........................  35    Vice President, Worldwide Sales
Phillip C. Duncan..........................  49    Vice President, Human Resources and
                                                   Facilities
Catherine Hartsog..........................  41    Vice President, Investor Relations
Misha Rozenberg............................  37    Vice President, Quality
Glenn H. Stevens...........................  49    Vice President, General Counsel and
                                                   Secretary
K.H. Teh...................................  45    Vice President, Worldwide Manufacturing
                                                   & Managing Director, Singapore
Michael J. Wingert.........................  39    Vice President, Desktop Development

     Dr. Chong Sup Park has been Chairman of our board of directors since May 1998. On March 1, 2000 he was appointed to the position of President and CEO of Hyundai Electronics Industries Co., Ltd., and he continues to serve as Chairman of Hyundai Electronics America, positions he has held since September 1996. Dr. Park has also been Chairman of MMC Technology's board of directors since January 1998. From September 1996 to May 1998, Dr. Park served as Vice Chairman of our board of directors. Dr. Park previously served as our President and Chief Executive Officer from February 1995 until his appointment as Vice Chairman. From 1993 until joining us in 1995, he was Chairman, President and Chief Executive officer and a director of Axil Computer, Inc., a workstation computer manufacturer and a Hyundai Business Group company, in Santa Clara, California. Dr. Park also formerly held various other management positions with Hyundai Electronics Industries, including the position of Senior Vice President, Semiconductor Sales and Marketing, which he held from 1990 to 1992. From 1985 to 1989, Dr. Park was President and Chief Executive Officer of Hyundai Electronics America.

     Michael R. Cannon has been our President and Chief Executive Officer since July 1996. From 1993 until he joined us in 1996, Mr. Cannon held several senior management positions with IBM's Storage Systems division, including Vice President, Mobile and Desktop Business Unit; Vice President, Product Design; and Vice President, Worldwide Operations. From May 1991 to January 1993, he served as Senior Vice President of SyQuest, a removable disk drive company, and prior to joining SyQuest he held the position of Vice

President, Southeast Asia Operations, with Imprimis Technology. He is also a Director of MMC Technology, a wholly owned subsidiary of Hyundai Electronics America.

     Paul J. Tufano has been our Senior Vice President, Finance since November 1998 and Chief Financial Officer since July 1996. From July 1996 to his appointment as Senior Vice President, Finance Mr. Tufano served as our Vice President, Finance. From 1979 to 1996, Mr. Tufano held a variety of management positions at IBM. Mr. Tufano was Manager of Worldwide Logistics for IBM's storage systems division. Other management positions included Manager of Plans and Controls for IBM's Desktop and Mobile Storage products business unit, and Controller for IBM's San Jose, California facility. Until December 30, 1998, Mr. Tufano was a director of International Manufacturing Services, Inc., a major electronic manufacturing service company.

     Dr. Victor B. Jipson has been President of our Network Systems Group since October, 1999. From December 1995 until his appointment as President, Network Systems Group, he served as our Senior Vice President, Engineering. From 1991 to 1995, he was General Manager of IBM's Optical Storage Solutions business unit. From 1975 to 1991, Dr. Jipson held key management positions in research, technical strategy, product strategy and research and development with IBM.

     Dr. Pantelis S. Alexopoulos has been our Vice President, Advanced Technology and Chief Technology Officer since April 1997. Before joining Maxtor in 1996, Mr. Alexopoulus spent 14 years at IBM, the most recent position being Manager, Head-Disk Interface and Advance Files, Storage Systems and Technology at the Almaden Research Laboratory.

     David L. Beaver has been our Vice President, Materials since May 1998. From 1994 to 1997, he was Director of Operations -- Materials at EMASS, a data storage company, and from 1991 to 1994, he was Director of Corporate Materials Procurement at SyQuest.

     Mike Cordano has been our Vice President, Worldwide Sales since August 1999. Prior to his promotion, he held the position of Vice President, Global Sales. Prior to joining Maxtor in 1994, Mr. Cordano held various sales positions at Connor Peripherals, Inc.

     Phillip C. Duncan has been our Vice President, Human Resources since August 1996. From 1994 to 1996, he was Vice President, International Sales and Marketing and Human Resources of Berkeley Systems, a software company. From 1992 to 1994, he held senior human resources management positions at SyQuest, and from 1990 to 1992, he held similar positions at Cirrus Logic, a semiconductor company.

     Catherine Hartsog has been Vice President, Investor Relations and Corporate Communications since November 1999. Before joining Maxtor in 1998, Ms. Hartsog spent 10 years in a variety of communications functions at Quantum Corporation. Her most recent position there was Vice President of Corporate Communications, a position she held from 1995 to 1998.

     Misha Rozenberg has been Vice President, Quality since March 1998. From 1996 to 1998, he was Vice President, Supplier Engineering. From 1994 to 1996, Mr. Rozenberg was a Senior Director of Supplier Engineering with Conner Peripherals, Inc., a disk drive company. From 1990 to 1994, he was a Manager with Apple Computer.

     Glenn H. Stevens has been our Vice President, General Counsel and Secretary since June 1994. From 1992 to 1994, Mr. Stevens had a private law practice. From 1979 to 1992, he held various positions within the legal department at US West, Inc., a telecommunications products and services provider, including Chief Counsel and Secretary for its research and development organization and Chief Intellectual Property Counsel for the family of US West companies.

     K.H. Teh has been our Vice President, Worldwide Manufacturing since May 1997. From 1996 to 1997, he was with Iomega, a removable disk drive company, where he had been Managing Director of its Malaysia manufacturing facility. From 1994 to 1996, he was a Managing Director, Malaysia Manufacturing, with Quantum, and was a Senior Director with SyQuest from 1993 to 1994.

     Michael J. Wingert has been our Vice President, Desktop Engineering since November 1999. Previously, he was the Vice President, Engineering for five years. Prior to joining Maxtor in 1994, Mr. Wingert held various senior management positions in product testing and development at IBM.

ITEM 2. PROPERTIES

     Our sales and administrative offices and advanced technology operations are located at a 180,087 square foot facility in Milpitas, California. HEA is currently an unconditional guarantor of our facilities lease in Milpitas, California.

     We also maintain 373,457 square feet of engineering and pilot production facilities as well as administrative, marketing and materials facilities in Longmont, Colorado. In addition, our MNSG division is located in Santa Clara, California. All of our domestic facilities are leased. Our leases for our Longmont, Colorado facility begin to expire on December 2001. We have entered into a lease for a new facility in Longmont, Colorado of 450,090 square feet, to be completed in April 2001. The new lease has a 15-year term and is renewable for five years. There can be no assurance that we will be able to obtain additional space that can accommodate our needs.

     Our volume manufacturing facilities are located in buildings in Singapore totaling approximately 734,000 square feet, which are located on two parcels of leased land with leases terminating in 2016 (with an option to renew for 30 years) and 2018 (with an option to renew for 30 years).

     We also lease various sales and support facilities in Australia, France, Germany, Hong Kong, Ireland, Japan, Korea, Singapore, Taiwan, United Kingdom, and the United States. The aggregate rent under all of our leases is currently $8.4 million per annum.

ITEM 3. LEGAL PROCEEDINGS

     We are currently involved in a dispute with StorMedia Incorporated ("StorMedia"), which arose out of an agreement among Maxtor, StorMedia and Hyundai Electronics Industries Co. Ltd. ("HEI") which became effective on November 17, 1995. In that agreement, StorMedia agreed to supply disk media to the Maxtor. StorMedia's disk media did not meet our specifications and functional requirements as required by the agreement and we ultimately terminated the agreement.

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

     On or about February 17, 1999, we filed proofs of claim in the bankruptcy cases against StorMedia, Inc. and StorMedia International, Ltd., in which we asserted claims based upon the claims and allegations set forth in the Colorado Action. On or about November 2, 1999, StorMedia filed an "Objection To Proof Of Claim And Counterclaims And Crossclaims For Breach Of Contract, Breach Of The Implied Covenant Of Good Faith, And Fair Dealing, Promissory Fraud, And Fraud And Deceit," titled StorMedia, Inc and StorMedia Int'l Ltd. v. Maxtor Corp. and Hyundai Electronics Indus., Inc. (In re StorMedia, Inc.), commencing Adversary Proceeding Number 99-5409 (the "Bankruptcy Action"). In the Bankruptcy Action, StorMedia seeks to disallow our proof of claim on the grounds that under Bankruptcy Code section 502(b) and applicable state law, our claims against StorMedia are unenforceable and not allowable because we rejected StorMedia's products for reasons other than quality. StorMedia further seeks a determination pursuant to Bankruptcy Code section 502(b) and applicable state law that our claims are unenforceable and not allowable because StorMedia is entitled to a setoff in an amount exceeding our claims. StorMedia further seeks a determination that under Bankruptcy Code section 510(c) and applicable state law that any allowable claim by us is equitably subordinated to all allowed claims of StorMedia's other creditors. In addition, StorMedia also asserts in the Bankruptcy Action counterclaims against us and cross-claims against HEI asserting: Breach of Volume Purchase Agreement, Breach of the Implied Covenant of Good Faith and Fair Dealing, Promissory Fraud and Fraud and Deceit.

     On December 23, 1999, HEI and Maxtor filed motions seeking an order of the Bankruptcy Court providing that the Bankruptcy Court will abstain from hearing the Bankruptcy Action pursuant to 28 U.S.C. sec. 1334(c). In December of 1999, the Bankruptcy Court entered an order extending the deadline for Maxtor and HEI to file an answer or other responsive pleading in the Bankruptcy Action through the earlier of: (i) entry of an order on the abstention motions, or (ii) February 14, 2000.

     On or about February 16, 2000, the Bankruptcy Court approved a stipulation entered into among Maxtor, HEI and StorMedia, which provided in part, that the Bankruptcy Court will abstain from the Bankruptcy Action pursuant to 28 U.S.C. sec. 1334(c). The stipulation also provided that the automatic stay imposed by the Bankruptcy Court will be modified to allow all parties to the Colorado Action to proceed to final, non-appealable judgment or settlement.

     In addition, the parties have agreed that any award of damages pursuant to final, non-appealable judgment entered by the Colorado Court in our favor or any final, non-appealable stipulated judgment or other form of settlement entered into in the Colorado Action in our favor, will be deemed to be a valid claim under applicable non-bankruptcy law for the purposes of allowance in StorMedia's bankruptcy cases, subject, however, in all respects to the determination of the Bankruptcy Court of all issues within the Bankruptcy Court's exclusive jurisdiction (the "Bankruptcy Court Matters"), including, but not limited to:
(i) the extent to which StorMedia holds defenses that arise exclusively under the Bankruptcy Code to the allowance of such claim in StorMedia's bankruptcy cases; (ii) the classification of such claim under the Plan; (iii) the extent to which such claim may be equitably subordinated pursuant to 11 U.S.C. sec. 510; and (iv) the extent to which such claim may reduce our liability to StorMedia, if any (as determined by a final non-appealable judgment of the Colorado Court), pursuant to 11 U.S.C. 553. The Bankruptcy Court Matters will remain subject to Bankruptcy Court jurisdiction and will be stayed and held in abeyance until such time as the Colorado Court has fully resolved the Colorado Action by entry of a final, non-appealable judgment or settlement.

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

     We were sued in the United States District Court for the Northern District of California by Papst-Motoren GmbH and Papst Licensing (collectively "Papst") claiming infringement of a number of hard disk drive motor patents. The lawsuit alleges infringement of 15 of the hard disk drive motor patents, which relate to motors that we purchase from motor vendors and the use of such motors in hard disk drives. We filed our Answer and Counterclaim on May 19, 1999, alleging defenses of implied license, patent exhaustion, misuse, invalidity, unenforceability and noninfringement, among others. We have also filed a motion to bifurcate for early discovery the license, exhaustion and misuse defenses. At hearing on July 21, 1999, the Court stayed further action in the case pending the outcome of a motion filed by Papst on July 13, 1999, seeking coordination and transfer of this case with several other actions involving Papst patents. This motion was filed with the Judicial Panel on Multidistrict Litigation in Washington, D.C. The motion was granted October 12, 1999, and the case has been transferred to the Eastern District of Louisiana for coordinated or consolidated pre-trial proceedings with three other actions involving Papst patents. The consolidated proceedings are still in their initial stages, and there has been no formal discovery taken by Maxtor. We deny any wrongdoing and intend to vigorously defend ourselves. While the final outcome of these claims cannot be determined at this time, we believe that resolution of these claims will not have a material adverse effect on our business, financial condition or results of operations. This statement should be read in conjunction with our periodic reports filed with the SEC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended January 1, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been trading publicly on the Nasdaq National Market under symbol "MXTR" since July 31, 1998. The table below sets forth the range of quarterly high and low closing sales prices for our common stock on the Nasdaq National Market.

                                                              HIGH     LOW
                                                              -----    ----
Fiscal 2000 First Quarter (through March 6, 2000)...........   8.88    6.25
Fiscal 1999 Fourth Quarter..................................   7.25    4.94
Fiscal 1999 Third Quarter...................................   7.31    4.69
Fiscal 1999 Second Quarter..................................   8.25    4.53
Fiscal 1999 First Quarter...................................  19.56    7.78
Fiscal 1998 Fourth Quarter..................................  15.63    7.63
Fiscal 1998 Third Quarter (from July 31, 1998)..............  11.63    6.81

     As of March 1, 2000, there were approximately 210 stockholders of record of our common stock including The Depository Trust Company which holds shares of Maxtor common stock on behalf of an indeterminate number of beneficial owners.

DIVIDEND POLICY

     We have never paid cash dividends on our stock and do not anticipate paying cash dividends in the near future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                         FISCAL YEAR   NINE MONTHS    FISCAL YEAR    FISCAL YEAR    FISCAL YEAR
                                            ENDED         ENDED          ENDED          ENDED          ENDED
                                          MARCH 30,    DECEMBER 28,   DECEMBER 27,   DECEMBER 26,   JANUARY 1,
                                            1996         1996(1)          1997           1998          2000
                                         -----------   ------------   ------------   ------------   -----------
                                                   (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenue................................   $1,269.0       $ 798.9        $1,424.3       $2,408.5      $2,486.1
Cost of revenue........................    1,196.3         888.9         1,352.9        2,108.1       2,287.3
                                          --------       -------        --------       --------      --------
  Gross profit (loss)..................       72.7         (90.0)           71.4          300.4         198.8
                                          --------       -------        --------       --------      --------
Operating expenses:
  Research and development.............       94.7          87.8           106.2          152.4         191.5
  Selling, general and
    administrative.....................       82.8          60.7            62.6           75.8          89.3
  Stock compensation expense...........         --            --              --           12.1(3)        2.5(4)
  Acquired in-process technology.......         --            --              --             --           7.0
  Amortization of goodwill and other
    intangible assets..................         --            --              --             --           3.1
  Other................................        4.5            --              --             --            --
                                          --------       -------        --------       --------      --------
         Total operating expenses......      182.0         148.5           168.8          240.3(3)      293.4
                                          --------       -------        --------       --------      --------
Income (loss) from operations..........     (109.3)       (238.5)          (97.4)          60.1(3)      (94.6)
Interest expense.......................      (11.8)        (18.0)          (36.5)         (28.8)        (13.7)
Interest and other income..............        1.1           1.0            25.0(2)         7.4          15.6
Gain on sale of investment.............         --            --              --             --          44.1
                                          --------       -------        --------       --------      --------
Income (loss) before income taxes......     (120.0)       (255.5)         (108.9)          38.7(3)      (48.6)
Provision for income taxes.............        2.8           0.8             1.0            7.5           1.5
                                          --------       -------        --------       --------      --------
Net income (loss)......................   $ (122.8)      $(256.3)       $ (109.9)(2)   $   31.2(3)   $  (50.1)
                                          ========       =======        ========       ========      ========
Net income (loss) per
  share -- diluted(5)..................   $  (5.94)      $    --        $     --       $   0.47      $  (0.48)
                                          ========       =======        ========       ========      ========
Shares used in per share calculation
  (in thousands).......................     20,677            --              --         65,814       105,503
                                          ========       =======        ========       ========      ========
Pro forma net loss per
  share -- diluted.....................   $     --       $(17.62)       $  (3.62)      $   0.47      $  (0.48)
                                          ========       =======        ========       ========      ========
Shares used in pro forma calculation
  (in thousands).......................         --        14,552          30,350         65,814       105,503
                                          ========       =======        ========       ========      ========
BALANCE SHEET DATA:
Total assets...........................   $  442.5       $ 314.5        $  555.5       $  863.4      $  906.3
Total current liabilities..............      413.1         412.9           552.2          548.9         537.2
Long-term debt.........................      100.2         229.1           224.3          145.0         113.8
Total stockholders' equity (deficit)...      (71.1)       (327.5)         (221.0)         169.4         255.3

---------------
(1) We changed our fiscal year during the period ended December 28, 1996 to conform our fiscal year to that of Hyundai Electronics America.

(2) Includes recovery of a $20.0 million fully-reserved note.

(3) Total operating expenses, income from operations, income before income taxes and net income for the year ended December 26, 1998 reflect a $12.1 million compensation charge related to certain variable accounting features of our option plan. Without such charge, we would have had total operating expenses of $228.2 million, income from operations of $72.2 million, income before income taxes of $50.8 million and net income of $43.3 million. Our 1996 Stock Option Plan was amended and restated to remove the variable features and provide for fixed award options. See Note 10 to the consolidated financial statements.

(4) As in prior year, the $2.5 million compensation charge is related to the removal of our 1996 Stock Option Plan's variable features. We will continue to incur such expense until the year 2001.

(5) Net loss per share information for the fiscal periods ended December 28, 1996 and December 27, 1997 has not been presented since such information is not meaningful due to the limited number of shares of common stock outstanding at that time.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Item 1:
Business, Item 6: Selected Financial Information and Item 8: Consolidated Financial Statements and Supplementary Data.

OVERVIEW

     In February 1999, we completed a public offering of 7.8 million shares of our common stock. We received net proceeds of approximately $95.8 million from the offering, net of issuance costs. A portion of the proceeds from the offering was used to prepay without penalty outstanding aggregate principal indebtedness of $55 million owing to HEA under a subordinated note due July 31, 2001.

     In September 1999, we acquired privately held Creative Design Solutions, Inc. ("CDS"), a leading participant in the emerging network attached storage market. We are transitioning from only being a supplier of hard disk drives for the desktop personal computer market to a company well positioned to provide storage solutions that will deliver outstanding price and performance values in networked environments.

     We have formed Maxtor Network Systems Group ("MNSG") subsequent to our acquisition of CDS. MNSG concentrates on products and offerings in or related to the Network Attached Storage ("NAS") market segment. In October 1999, we announced MaxAttach(TM), MNSG's first NAS product. The MaxAttach(TM) network storage appliance is a network file sharing solution for a broad range of office and workgroup environments.

INTELLECTUAL PROPERTY

     When we were a majority-owned subsidiary of HEA, we had the benefit of certain third-party intellectual property rights on terms that may have been more favorable than would have been available to us if we have not been a majority-owned subsidiary of HEA. On June 25, 1998, we entered into an agreement with HEA whereby we agreed to pay an allocated share of the license fees associated with certain third party rights in annual installments ranging from $1.0 million to $2.3 million through 2007. For the year ended January 1, 2000, we recorded expense of $1.85 million in connection with this commitment. There can be no assurance that we will be able to obtain similar rights in the future on terms as favorable as those currently available to us.

REVENUE RECOGNITION

     We generally recognize revenue upon shipment to our customers. Sales to certain distributors and retailers are governed by agreements providing limited rights of return, as well as price protection on unsold merchandise. Accordingly, we record reserves upon shipment for estimated returns, exchanges and credits for price protection. We also record reserves for the estimated cost to repair or replace products under warranty at the time of sale. We warrant our products against defects in parts and labor for a period of three years from the date of shipment, with an additional three months allowed for distributors to account for "shelf life."

TAX MATTERS

     The provision for income taxes consists primarily of state and foreign taxes. Due to our net operating losses ("NOLs"), NOL carryforwards and favorable tax status in Singapore, we have not incurred any significant foreign, U.S. federal, state or local income taxes for any recent fiscal periods. Future tax benefits from current operating losses have not been recognized in the current fiscal year because of the uncertainty concerning their realization.

     As a result of the July 1998 public offering of our common stock, which caused an "ownership change" for federal and state income tax purposes, a significant portion of our NOL carryforwards is restricted as to utilization. Details are provided in Note 11 to the consolidated financial statements.

     We were part of the HEA consolidated group for federal income tax purposes during the period from early 1996 to August 1998. Pursuant to a "Tax Allocation Agreement" we were liable for our allocable share of the total consolidated tax return liability during this period. The HEA consolidated group has used substantial amounts of our NOLs and other tax attributes. Under the Tax Allocation Agreement, neither HEA nor Maxtor was required to reimburse the other for any utilization of the other members' NOLs or other tax attributes.

                                                                         YEARS ENDED
                                                          ------------------------------------------
                                                          DECEMBER 27,    DECEMBER 26,    JANUARY 1,
                                                              1997            1998           2000
                                                          ------------    ------------    ----------
                                                                        (IN MILLIONS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue.................................................    $1,424.3        $2,408.5       $2,486.1
Cost of revenue.........................................     1,352.9         2,108.1        2,287.3
                                                            --------        --------       --------
  Gross profit..........................................        71.4           300.4          198.8
                                                            --------        --------       --------
Operating expenses:
  Research and development..............................       106.2           152.4          191.5
  Selling, general and administrative...................        62.6            75.8           89.3
  Stock compensation expense............................          --            12.1(2)         2.5(3)
  Acquired in-process technology........................          --              --            7.0
  Amortization of goodwill and other intangible
     assets.............................................          --              --            3.1
                                                            --------        --------       --------
          Total operating expenses......................       168.8           240.3(2)       293.4
                                                            --------        --------       --------
Income (loss) from operations...........................       (97.4)           60.1(2)       (94.6)
Interest expense........................................       (36.5)          (28.8)         (13.7)
Interest and other income...............................        25.0(1)          7.4           15.6
Gain on sale of investment..............................          --              --           44.1
                                                            --------        --------       --------
Income (loss) before income taxes.......................      (108.9)           38.7(2)       (48.6)
Provision for income taxes..............................         1.0             7.5            1.5
                                                            --------        --------       --------
Net income (loss).......................................    $ (109.9)(1)    $   31.2(2)    $  (50.1)
                                                            ========        ========       ========

                                                                         YEARS ENDED
                                                          ------------------------------------------
                                                          DECEMBER 27,    DECEMBER 26,    JANUARY 1,
                                                              1997            1998           2000
                                                          ------------    ------------    ----------
AS A PERCENTAGE OF REVENUE:
Revenue.................................................     100.0%          100.0%         100.0%
Cost of revenue.........................................      95.0            87.5           92.0
                                                             -----           -----          -----
  Gross profit..........................................       5.0            12.5            8.0
                                                             -----           -----          -----
Operating expenses:
  Research and development..............................       7.5             6.3            7.7
  Selling, general and administrative...................       4.4             3.2            3.6
  Stock compensation expense............................        --             0.5(2)         0.1(3)
  Acquired in-process technology........................        --              --            0.3
  Amortization of goodwill and other intangible
     assets.............................................        --              --            0.1
                                                             -----           -----          -----
          Total operating expenses......................      11.9            10.0(2)        11.8
                                                             -----           -----          -----
Income (loss) from operations...........................      (6.9)            2.5(2)        (3.8)
Interest expense........................................      (2.6)           (1.2)(2)       (0.6)
Interest and other income...............................       1.8(1)          0.3            0.6
Gain on sale of investment..............................        --              --            1.8
                                                             -----           -----          -----
Income (loss) before income taxes.......................      (7.7)            1.6(2)        (2.0)
Provision for income taxes..............................       0.1             0.3            0.1
                                                             -----           -----          -----
Net income (loss).......................................      (7.8)%(1)        1.3%(2)       (2.0)%
                                                             =====           =====          =====

---------------
(1) Includes recovery of a $20.0 million fully-reserved note.

(2) Total operating expenses, income from operations, income before income taxes and net income for the year ended December 26, 1998 reflect a $12.1 million compensation charge related to certain variable accounting features of our option plan. Without such charge, we would have had total operating expenses of $228.2 million, income from operations of $72.2 million, income before income taxes of $50.8 million and net income of $43.3 million. Our 1996 Stock Option Plan was amended and restated to remove the variable features and provide for fixed award options. See Note 10 to the consolidated financial statements.

(3) As in prior year, the $2.5 million compensation charge is related to the removal of our 1996 Stock Option Plan's variable features. We will continue to incur such expense until the year 2001.

COMPARISON OF 1997, 1998 AND 1999

     Revenue. In 1997, we generated revenue of $1,424.3 million compared with revenue of $2,408.5 million in 1998 and $2,486.1 million in 1999. Revenue increased 69.1% from 1997 to 1998 compared to an increase of 3.2% from 1998 to 1999. The increase in revenue in both years was due primarily to an increase in unit shipments arising from improved time-to-market introduction and time-to-volume production and a shift in our customer base to desktop computer manufacturers. Throughout 1998 and 1999, revenue growth from increased unit shipments was partially offset by rapid price erosion in the hard disk drive market as a whole, which resulted in declining average selling prices. We believe that the effect of hard disk drive market average selling price declines on our average selling prices was contained partially by our improved time-to-market introduction and time-to-volume production, and by Maxtor's trend toward shipping higher capacity hard disk drives, which tend to have higher initial average selling prices.

     Revenue from sales to desktop computer manufacturers was 64.4%, 76.5% and 75.9% of our revenue in 1997, 1998 and 1999, respectively. During 1997, 1998 and 1999, sales to three of the largest desktop computer manufacturers, Compaq, Dell and IBM, were in the aggregate 37.8%, 53.4% and 35.9%, respectively.

     Cost of Revenue; Gross Profit. Gross profit improved from $71.4 million in 1997 to $300.4 million in 1998 and decreased to $198.8 million in 1999. Gross margin increased from 5.0% in 1997 to 12.5% in 1998 and decreased to 8.0% in 1999. The improvement in gross margin from 1997 to 1998 was due primarily to the timely introduction of new, higher margin products which achieved market acceptance and higher manufacturing yields. The decrease in gross margin from 1998 to 1999 is due primarily to continued rapid price erosion in the hard disk drive industry, which resulted in declining average selling prices for our products.

OPERATING EXPENSES

     Research and Development Expense. Research and development ("R&D") expense as a percentage of revenue was 7.5%, 6.3% and 7.7% in 1997, 1998 and 1999, respectively. From 1997 to 1998, R&D expense as a percentage of revenue decreased by 1.2% while the absolute dollar level of R&D spending increased which was due to our efforts to develop new products for the desktop computer market and future products in other hard disk drive segments. From 1998 to 1999, R&D expense as a percentage of revenue increased by 1.4% while the absolute dollar level of R&D spending increased from $152.4 million in 1998 to $191.5 million in 1999. During 1999, the absolute dollar increase in R&D expenditures was due to our continued efforts to develop new products for the desktop computer market and future products in other hard disk drive segments and the NAS market.

     Selling, General and Administrative Expense. Selling, general & administrative ("SG&A") expenses as a percentage of revenue were 4.4%, 3.2% and 3.6% in 1997, 1998 and 1999, respectively. The absolute dollar level of SG&A expense increased from $62.6 million in 1997 to $75.8 million in 1998 and to $89.3 million in 1999. During 1998 and 1999, increase in SG&A expense was consistent with revenue growth.

     Stock Compensation Expense. Stock compensation expense decreased from $12.1 million in 1998 to $2.5 million in 1999. This expense was incurred due to an amendment of our 1996 Stock Option Plan to remove the variable options features resulting in additional non-cash compensation expense of $12.1 million in 1998 and $2.5 million in 1999 related to the difference between the estimated fair market value of our stock and the exercise price of the options granted under our 1996 Stock Option Plan between May 1996 and October 1997.

     Acquired In-Process Technology. The acquired in-process technology charge of $7 million resulted from the acquisition of CDS. The value of the acquired in-process technology was determined using a combination of risk-adjusted income approaches and an independent valuation. The total amount of $7 million was charged to operations as the technology had not reached the stage of technological feasibility at the date of acquisition and had no future alternative uses.

     Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets represents the amortization of goodwill and other intangible assets relating to the acquisition of CDS. Such amortization amounted to $3.1 million in 1999.

     Interest Expense. Interest expense was $36.5 million, $28.8 million and $13.7 million in 1997, 1998 and 1999, respectively, representing a 21.1% decrease from 1997 to 1998 and a 52.1% decrease from 1998 to 1999. As a percentage of revenue, interest expense was 2.6%, 1.2% and 0.6% in 1997, 1998 and 1999, respectively. The decrease from 1997 to 1998 was due primarily to a reduction in debt of $239.1 million, approximately $200.0 million of which was paid using proceeds from our July 1998 public offering. The decrease from 1998 to 1999 was due to the reduction in long-term and short-term borrowings.

     As of December 27, 1997, December 26, 1998 and January 1, 2000, we had $165.1 million, $5.3 million and $5.0 million of short-term and $224.3 million, $145.0 million and $113.8 million of long-term indebtedness outstanding, respectively.

     Interest and Other Income. Interest and other income was $25.0 million, $7.4 million and $15.6 million in 1997, 1998 and 1999, respectively. As a percentage of revenue, interest and other income was 1.8%, 0.3% and 0.6% in 1997, 1998 and 1999, respectively. The increase was due primarily to the overall increase in cash and cash equivalents and marketable securities as a result of our public offerings in 1998 and 1999.

     During 1999, we sold our equity investment in Celestica, Inc. resulting in a gain on sale of investment of $44.1 million.

CURRENT PRODUCTS AND TECHNOLOGY ACQUIRED FROM CDS

     When we acquired CDS in September 1999, the fair value of current products and technology under development was determined by using the income approach, which discounts expected future cash flows to present value. We consider the pricing model for products related to the CDS acquisition to be standard within the high-technology network attached storage industry. We expect that products incorporating the current products and technology under development from the CDS acquisition, will be completed and begin to generate cash flows over the six to nine months after integration. However, development of these current products and technology remains a significant risk to us due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats from numerous companies. The nature of the efforts to develop the current products and technology into commercially viable products consists principally of planning, designing, and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

     The approximate development costs incurred since the acquisition date to January 1, 2000 on current products and technology under development is $2.3 million. Estimated cost to complete current products and technology under development at the time of acquisition was $1.3 million.

YEAR 2000 COMPLIANCE

     YEAR 2000 ISSUE DESCRIBED

     Many computer systems and software products were coded to accept, store or report only two digit entries in date code fields. Beginning in the Year 2000, these date code fields needed to accept four digit entries to distinguish 21st century dates from 20th century dates. This is the "Year 2000 Issue." As a result, computer systems and/or software used by many companies, including Maxtor and our vendors and customers, needed to be upgraded to comply with such Year 2000 requirements. We could have been impacted by Year 2000 Issues occurring in our own infrastructure or faced by our major distributors, suppliers, customers, vendors and financial service organizations. Such Year 2000 Issues could have included information errors, significant information system failures, or failures of equipment, vendors, suppliers or customers. Any disruption in our operations as a result of Year 2000 Issues, whether by us or a third party, could have had a material adverse effect on our business, financial condition and results of operations.

     OUR HARD DISK DRIVES COMPLY

     Our hard disk drives are able to operate in the Year 2000 and beyond. The Year 2000 Issue is only relevant to hardware and software components that use or affect time and date data or system settings. In the case of our hard disk drives, the ability to operate correctly in the next century is dependent on the software and programming loaded on our hard disk drives by the system. Since our hard disk drives have no inherent time or date function, they will not determine whether a given system, or any software on a given system, will operate correctly or incorrectly in this century. As a result, all of our hard disk drives are able to receive, store and retrieve data, and operate with a system or software that is Year 2000 compliant without modification.

     MAXATTACH PRODUCTS

     Our new NAS products are also Y2K compliant. Our NAS operating system software uses ANSIC time specifications, which store time as number of seconds since January 1, 1970 using a signed 32-bit number, which is unaffected in or by the Year 2000, but which will roll over in the Year 2038.

     RESULTS OF OUR YEAR 2000 PREPARATIONS

     We have not experienced any known material adverse impacts on our current products, internal information systems, and non information technology systems (equipment and systems) as a result of the year 2000 Issue.

     THE COSTS TO ADDRESS OUR YEAR 2000 ISSUES

     We made capital expenditures of approximately $33.0 million and incurred related expenses of approximately $7.5 million in fiscal 1998 in connection with our implementation of the SAP system. For our Year 2000 program we initially estimated capital expenditures of approximately $10.0 million and expenses of approximately $4.0 million in fiscal 1999 in connection with the resolution of our Year 2000 issues. During 1999, we incurred approximately $1.5 million in capital expenditures and approximately $3.0 million in expenses related to our Year 2000 issues, well below estimates. No significant system projects were deferred due to the Year 2000 Issue.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 1, 2000, we had $353.9 million in cash and cash equivalents and marketable securities as compared to $227.6 million as of December 26, 1998. In February 1999, we completed an underwritten secondary public offering of 7,800,000 newly issued shares of our common stock and received $95.8 million, net of offering costs and expenses.

     Operating activities provided net cash of $115.2 million for the year ended January 1, 2000. The cash provided from operating activities was principally generated from collection of accounts receivable and decreases in inventory purchases, which was partially offset by the decrease in accounts payable and accrued expenses. We used $162.4 million for investing activities during 1999, principally for the purchase of marketable securities and property, plant and equipment. For the twelve months ended January 1, 2000, we reduced short and long-term debt by $60.0 million using approximately $55.0 million of the proceeds from our February 1999 public offering and cash from operations.

     In September 1999, our Singapore subsidiary, Maxtor Peripherals (S) Pte Ltd, entered into a four-year loan agreement with the Economic Development Board of Singapore (the "Board") for SGD48 million, which will amortize in seven equal semi-annual installments beginning March 2001. Interest is charged by the Board at 1% above the prevailing Central Provident Fund lending rate, subject to a minimum of 3.5% per year, which has been the rate of payment since inception. This loan is supported by a two-year guaranty from the Bank of Nova Scotia at an interest rate of 0.15% per year. This guaranty is currently secured by cash but the Company may, at its option, substitute other assets as security.

     As of January 1, 2000, our outstanding debt primarily comprised $90.0 million in publicly traded 5.75% Subordinated Debentures, due March 1, 2012. The Debentures require annual sinking fund payments of $5.0 million, which commenced March 1, 1998. These debentures are no longer convertible into our common stock or any other security of the Company.

     We also have a $200.0 million asset securitization program with Fleet National Bank under which we sell our eligible trade accounts receivable on a non-recourse basis through a special purpose entity. As of January 1, 2000, $100.0 million of accounts receivable was securitized under the program and excluded from our accounts receivable balance.

     We believe our existing capital resources, together with cash generated from operations and borrowing capacity, will be sufficient to fund our operations through at least the next 12 months. We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and to invest in property, plant and equipment. In 2000, capital expenditures are expected to be between approximately $90.0 million and $120.0 million, to be used principally for adding manufacturing capacity. We intend to seek financing arrangements, including a line of credit, to fund our future capacity expansion plans, as necessary. However, our ability to generate cash will depend on, among other things, demand in the desktop hard disk drive market and pricing conditions. If we need additional capital, there can be no assurance that such additional financing can be obtained, or, if obtained, that it will be available on satisfactory terms. See discussion below under the heading "Certain Factors Affecting Future Performance."

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require us to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically as to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings.

     In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. We are in the process of evaluating the requirements of SFAS Nos. 133, but do not expect this pronouncement to materially impact our financial position or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A, to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. We are required to adopt SAB 101 in the second quarter of fiscal 2000. We do not expect the adoption of SAB 101 to have a material effect on our financial position or results of operations.

                  CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF $791.9 MILLION

     We have a history of significant losses. With the exception of the fiscal year ended December 26, 1998, we incurred losses in each of the recent years. These losses were primarily a result of:

     - delayed product introductions;

     - product performance and quality problems;

     - low manufacturing yields and under-utilization of manufacturing capacity;

     - high operating and interest expenses; and

     - overall market conditions in the hard disk drive industry, including fluctuations in demand and declining average selling prices.

     As of January 1, 2000, we had an accumulated deficit of approximately $791.9 million. If we do not address successfully the factors that led to our history of losses, we will not be profitable in the future. Even if we successfully addressed these factors, we still may not be profitable in the future.

OUR AVERAGE SELLING PRICES ARE DECLINING

     It is very difficult to achieve and maintain profitability and revenue growth in the hard disk drive industry because the average selling price of a hard disk drive rapidly declines over its commercial life due to technological enhancement, productivity improvement, and also increase in industry supply. This is true even for those products which are competitive and introduced into the market in a timely manner. Average selling prices decline even further when competitors lower prices to absorb excess capacity, liquidate excess inventories, restructure or attempt to gain market share. We anticipate that average selling prices of our products will continue to decline in the foreseeable future.

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

SUBSTANTIAL DEPENDENCE ON THE DESKTOP COMPUTER MARKET

     While there has been significant growth in the demand for desktop computers over the past several years, according to IDC, the growth rate in the desktop computer market has slowed in recent quarters. Because of our reliance on the desktop segment of the personal computer market, we will be affected more by changes in market conditions for desktop computers than would a company with a broader range of products. Any decrease in the demand for desktop computers could cause a decrease in the demand for our products.

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

A SIGNIFICANT AMOUNT OF OUR REVENUE COMES FROM A FEW CUSTOMERS

     We sell most of our products to a limited number of customers. During the year ended January 1, 2000, one customer, Dell, accounted for approximately 22.8% of our revenue, and our top ten customers accounted for approximately 58.0% of our revenue. During the year ended December 26, 1998, three customers, Dell, Compaq and IBM, accounted for approximately 26.6%, 12.2% and 14.6%, respectively of our revenue, and our top ten customers accounted for approximately 72.7% of our revenue.

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

OUR QUARTERLY RESULTS FLUCTUATE SIGNIFICANTLY

     Our quarterly results may not be indicative of our future performance. Our quarterly operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our future performance will depend on many factors, including:

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

THE HARD DISK DRIVE MARKET IS HIGHLY COMPETITIVE

     Although our share of the desktop hard disk drive market has increased steadily since the first quarter of 1997, this market segment and the hard disk drive market in general are intensely competitive even during periods when demand is stable. We compete primarily with manufacturers of 3.5-inch hard disk drives for the personal computer industry, including:

     - IBM Corporation;

     - Fujitsu Limited;

     - Quantum Corporation;

     - Samsung Electronic Company Limited;

     - Seagate Technology, Inc.; and

     - Western Digital Corporation.

     We also could face significant competition from other companies in our current markets or in other markets into which we may expand our product portfolio. Some of our competitors have a number of significant advantages over us, including:

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

DEMAND FOR OUR PRODUCTS FLUCTUATES

     We currently offer products that are designed for desktop computers and network storage systems. As a result, the demand for our products depends on the overall demand for desktop computers and the NAS market. The desktop computer and NAS markets tend to go through periods of rapid growth followed by periods of oversupply and rapid price and gross margin erosion. This environment makes it difficult for us and our customers to reliably forecast demand for our products. We do not have long-term supply contracts with our customers, and our customers often can defer or cancel orders with limited notice and without significant penalty.

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

WE DEPEND ON MICHAEL R. CANNON AND OUR KEY PERSONNEL; WE COULD BE SUED OVER OUR HIRING PRACTICES

     Our success depends upon the continued contributions of our key employees, many of whom, and in particular Michael R. Cannon, our President and Chief Executive Officer, would be extremely difficult to replace. Additionally, we have employment contracts with the following key personnel:

     - Mr. Cannon;

     - Paul J. Tufano, our Senior Vice President, Finance and Chief Financial Officer;

     - Dr. Victor B. Jipson, our President, Network Systems Group;

     - Dr. Pantelis S. Alexopoulos, our Vice President, Advanced Technology and Chief Technology Officer;

     - David L. Beaver, our Vice President, Worldwide Materials;

     - Michael D. Cordano, our Vice President, Worldwide Sales;

     - Phillip C. Duncan, our Senior Vice President, Human Resources;

     - Misha Rozenberg, our Vice President, Quality;

     - Glenn H. Stevens, our Vice President, General Counsel and Secretary;

     - K.H. Teh, our Vice President, Worldwide Manufacturing; and

     - Michael J. Wingert, our Vice President, Desktop Engineering.

     We do not have key person life insurance on any of our personnel. Worldwide competition for skilled employees in the hard disk drive industry is extremely intense. We believe that some of our competitors recently have made targeted efforts to recruit employees from us and such efforts have resulted in us losing some skilled managers. If we are unable to retain our existing employees or to hire and integrate new employees, our business, financial condition and results of operations could be materially and adversely affected.

     Companies in the hard disk drive industry whose employees accept positions with competitors often claim that such competitors have engaged in unfair hiring practices. We may receive such claims in the future as we seek to hire qualified employees. We could incur substantial costs in defending ourselves against any such claims.

WE HAVE HISTORICALLY HAD SIGNIFICANT DEBT

     We historically have operated with a significant amount of debt as compared to our equity. As of January 1, 2000, we had outstanding approximately $118.8 million in principal amount of indebtedness. We incurred $28.8 million and $13.7 million in interest expense for the years ended December 26, 1998 and January 1, 2000, respectively. We also have an asset securitization program under which we sell our accounts receivable on a non-recourse basis. As of January 1, 2000, $100.0 million of accounts receivable was securitized under the program. We must meet certain conditions in order to continue this program.

     We are subject to the risks associated with carrying debt, including:

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

     When we were a majority-owned subsidiary of HEA, we had the benefit of certain third party intellectual property rights on terms that may have been more favorable than would have been available to us if we had not been a majority-owned subsidiary of HEA. We may not be able to obtain similar rights in the future on terms as favorable.

     We were sued in the United States District Court for the Northern District of California by Papst-Motoren GmbH and Papst Licensing (collectively "Papst") claiming infringement of a number of hard disk drive motor patents. The lawsuit alleges infringement of 15 of the hard disk drive motor patents, which relate to motors that we purchase from motor vendors and the use of such motors in hard disk drives. We filed our Answer and Counterclaim on May 19, 1999, alleging defenses of implied license, patent exhaustion, misuse, invalidity, unenforceability and noninfringement, among others. We have also filed a motion to bifurcate for early discovery the license, exhaustion and misuse defenses. At hearing on July 21, 1999, the Court stayed further action in the case pending the outcome of a motion filed by Papst on July 13, 1999, seeking coordination and transfer of this case with several other actions involving Papst patents. This motion was filed with the Judicial Panel on Multidistrict Litigation in Washington, D.C. The motion was granted October 12, 1999, and the case has been transferred to the Eastern District of Louisiana for coordinated or consolidated pre-trial proceedings with three other actions involving Papst patents. The consolidated proceedings are still in their initial stages, and there has been no formal discovery taken by Maxtor. We deny any wrongdoing and intend to vigorously defend ourselves. While the final outcome of these claims cannot be determined at this time, we believe that resolution of these claims will not have a material adverse effect on our business, financial condition or results of operations.

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

WE HAVE EXPOSURE FROM OUR WARRANTIES

     Our products may contain defects. We generally warrant our products for three years. Our standard warranty contains a limit on damages and an exclusion of liability for consequential damages and for negligent or improper use of the product. We establish a reserve, at the time of product shipment, in an amount equal to our estimated warranty expenses. We had warranty reserves of $41.8 million and $51.2 million as of December 26, 1998 and January 1, 2000, respectively. While we believe that our warranty reserves will be sufficient, the failure to maintain sufficient warranty reserves or the unenforceability of our liability limitations could have a material adverse effect on our business, financial condition and results of operations.

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

     Our stock price also may be affected by events relating to HEA and Hyundai Electronics Industries, including sales of our common stock by HEA or the perception that such sales may occur. Our stock price may be subject to fluctuations in response to general economic conditions in the U.S., Korea, Southeast Asia and elsewhere, such as interest rates, inflation rates, exchange rates, unemployment rates, and trade surpluses and deficits. It is likely that in some future quarter or quarters our operating results will be below the expectations of stock market analysts or investors. In such event, our stock price probably will decline.

     In February 1999, DECS Trust IV, a newly-formed trust, sold 12,500,000 DECS. The terms of the DECS provide that DECS Trust IV may distribute shares of our common stock owned by HEA on or about February 15, 2002, or upon earlier liquidation of DECS Trust IV under certain circumstances. We do not know how or whether investors in the DECS offering will resell the DECS. Any market that develops for the DECS could reduce the demand for our common stock or otherwise negatively affect the market for our common stock.

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

ANTITAKEOVER PROVISIONS COULD AFFECT STOCKHOLDERS

     We have a number of protective provisions in place designed to provide our board of directors with time to consider whether a hostile takeover is in our best interests and the best interests of our stockholders. These provisions, however, could discourage potential acquisition proposals and could delay or prevent a change in control of Maxtor. Such provisions also could diminish the opportunities for a holder of our common stock to participate in tender offers, including offers at a price above the then-current market price for our common stock. Such provisions also may inhibit fluctuations in our stock price that could result from takeover attempts.

     The first of these provisions is Section 203 of the Delaware General Corporation Law. Section 203 places significant restrictions on a public Delaware corporation's ability to engage in any merger, asset or stock sale, or other transaction resulting in a financial benefit to a stockholder holding 15% or more of the corporation's voting stock.

     In addition, our charter documents allow our board of directors to issue up to 95 million shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of Maxtor. Furthermore, such preferred stock may have other rights, including economic rights, senior to our common stock, and as a result, the issuance of such preferred stock could have a material adverse effect on our stock price. We currently do not plan to issue shares of preferred stock.

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

     In addition, we have entered into a Stockholder Agreement with HEA which:

     - grants HEA certain rights for nomination;

     - requires HEA to vote in favor of other board of director nominees so long as HEA's rights to designate nominees are honored; and

     - restricts HEA's rights to solicit proxies or acquire additional shares of our common stock.

UNCERTAINTY AND RISKS RELATING TO INTEGRATION OF CREATIVE DESIGN SOLUTIONS, INC. AND RISKS RELATING TO ACQUISITIONS GENERALLY

     Part of Maxtor's strategy is to grow through the acquisition of related business, such as the acquisition of CDS in September 1999.

     This strategy is accompanied by a number of risks, including:

     - the difficulty of assimilating the operations and personnel of CDS;

     - the potential disruption of its ongoing business and distraction of management;

     - the difficulty of incorporating acquired technology or content and rights into its products;

     - the correct assessment of the relative percentages of in-process research and development expense which can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

     - the failure to successfully develop an acquired in-process technology could result in the impairment of amounts currently capitalized as intangible assets;

     - unanticipated expenses related to technology integration;

     - the maintenance of uniform standards, controls, procedures and policies;

     - impairment of relationships with employees and customers as a result of any integration of new management personnel; and

     - the potential unknown liabilities associated with CDS.

     Maxtor may not be successful in addressing these risks or any other problems encountered in connection with the CDS acquisition or any of the future acquisitions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated in pages 25 through 34 of this Report.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS OF MAXTOR CORPORATION
Consolidated Balance Sheets --
  December 26, 1998 and January 1, 2000.....................   36
Consolidated Statements of Operations --
  Fiscal years ended December 27, 1997, December 26, 1998
     and January 1, 2000....................................   37
Consolidated Statements of Stockholders' Equity (Deficit) --
  Fiscal years ended December 27, 1997, December 26, 1998
     and January 1, 2000....................................   38
Consolidated Statements of Cash Flows --
  Fiscal years ended December 27, 1997, December 26, 1998
     and January 1, 2000....................................   39
Notes to Consolidated Financial Statements..................   41
Report of PricewaterhouseCoopers LLP, Independent
  Accountants...............................................   61
Financial Statement Schedules:
The following consolidated financial statement schedule of
  Maxtor Corporation is filed as part of this Report and
  should be read in conjunction with the consolidated
  financial statements of Maxtor Corporation.
Schedule II Valuation and Qualifying Accounts...............  S-1

     Schedules not listed above have been omitted since they are not applicable or are not required or the information required to be set therein is included in the consolidated financial statements or notes thereto.

                               MAXTOR CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 26,   JANUARY 1,
                                                                  1998          2000
                                                              ------------   ----------
Current assets:
  Cash and cash equivalents.................................   $ 214,126     $  240,357
  Marketable securities.....................................      13,503        113,565
  Accounts receivable, net of allowance for doubtful
     accounts of $8,409 at December 26, 1998 and $15,459 at
     January 1, 2000........................................     317,758        231,616
  Inventories, net..........................................     153,192        103,854
  Prepaid expenses and other................................      45,198         12,338
                                                               ---------     ----------
          Total current assets..............................     743,777        701,730
Property, plant and equipment, net..........................     108,290        132,089
Goodwill and other intangible assets, net...................          --         55,107
Other assets................................................      11,346         17,409
                                                               ---------     ----------
          Total assets......................................   $ 863,413     $  906,335
                                                               =========     ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings, including current portion of
     long-term debt.........................................   $   5,261     $    5,000
  Accounts payable..........................................     427,737        404,874
  Accrued and other liabilities.............................     115,937        127,321
                                                               ---------     ----------
          Total current liabilities.........................     548,935        537,195
Long-term debt due to affiliate.............................      55,000             --
Long-term debt..............................................      90,046        113,770
                                                               ---------     ----------
          Total liabilities.................................     693,981        650,965
Commitments and contingencies (Note 8)
Common stock, $0.01 par value, 250,000,000 shares
  authorized; 94,293,499 shares issued and outstanding at
  December 26, 1998 and 113,428,924 shares issued and
  outstanding at January 1, 2000............................         943          1,119
Additional paid-in capital..................................     880,175      1,043,964
Accumulated deficit.........................................    (741,780)      (791,928)
Cumulative other comprehensive income.......................      30,094          2,215
                                                               ---------     ----------
          Total stockholders' equity........................     169,432        255,370
                                                               ---------     ----------
          Total liabilities and stockholders' equity........   $ 863,413     $  906,335
                                                               =========     ==========

                See notes to consolidated financial statements.

                               MAXTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     YEARS ENDED
                                                     --------------------------------------------
                                                     DECEMBER 27,    DECEMBER 26,     JANUARY 1,
                                                         1997            1998            2000
                                                     ------------    ------------    ------------
Revenue............................................  $ 1,384,799     $ 2,402,286     $  2,486,123
Revenue from affiliates............................       39,521           6,242               --
                                                     -----------     -----------     ------------
          Total revenue............................    1,424,320       2,408,528        2,486,123
Cost of revenue....................................    1,316,774       2,102,624        2,287,316
Cost of revenue from affiliates....................       36,162           5,491               --
                                                     -----------     -----------     ------------
          Total cost of revenue....................    1,352,936       2,108,115        2,287,316
                                                     -----------     -----------     ------------
          Gross profit.............................       71,384         300,413          198,807
                                                     -----------     -----------     ------------
Operating expenses:
  Research and development.........................      106,249         152,401          191,511
  Selling, general and administrative..............       62,520          75,819           89,274
  Stock compensation expense.......................           --          12,088            2,437
  Acquired in-process technology...................           --              --            7,028
  Amortization of goodwill and other intangible
     assets........................................           --              --            3,118
                                                     -----------     -----------     ------------
          Total operating expenses.................      168,769         240,308          293,368
                                                     -----------     -----------     ------------
Income (loss) from operations......................      (97,385)         60,105          (94,561)
Interest expense...................................      (36,502)        (28,784)         (13,723)
Interest and other income..........................       25,031           7,415           15,592
Gain on sale of investment.........................           --              --           44,085
                                                     -----------     -----------     ------------
Income (loss) before income taxes..................     (108,856)         38,736          (48,607)
Provision for income taxes.........................        1,035           7,563            1,541
                                                     -----------     -----------     ------------
Net income (loss)..................................     (109,891)         31,173          (50,148)
Unrealized gain (loss) on investments in equity
  securities.......................................       16,262          13,832           16,206
Less: reclassification adjustment for gain included
  in net loss......................................           --              --          (44,085)
                                                     -----------     -----------     ------------
Comprehensive income (loss)........................  $   (93,629)    $    45,005     $    (78,027)
                                                     ===========     ===========     ============
Net income (loss) per share -- basic...............  $(58,112.64)    $      0.81     $      (0.48)
Net income (loss) per share -- diluted.............  $(58,112.64)    $      0.47     $      (0.48)
Shares used in per share calculation
  -- basic.........................................        1,891      38,295,095      105,503,281
  -- diluted.......................................        1,891      65,814,126      105,503,281

                See notes to consolidated financial statements.

                               MAXTOR CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                       CUMULATIVE         TOTAL
                               PREFERRED STOCK          COMMON STOCK       ADDITIONAL                     OTHER       STOCKHOLDERS'
                             --------------------   --------------------    PAID-IN     ACCUMULATED   COMPREHENSIVE      EQUITY
                               SHARES      AMOUNT     SHARES      AMOUNT    CAPITAL       DEFICIT        INCOME         (DEFICIT)
                             -----------   ------   -----------   ------   ----------   -----------   -------------   -------------
Balance, December 28,
  1996.....................   58,208,955   $ 582             --   $  --    $  335,017    $(663,062)     $     --        $(327,463)
Issuance of additional
  Series A Preferred to
  parent in exchange for
  debt.....................   29,850,746     298             --      --       199,702           --            --          200,000
Issuance of stock under
  stock option and related
  plans....................           --      --          7,563      --            46           --            --               46
Change in unrealized gain
  on investments in equity
  securities...............           --      --             --      --            --           --        16,262           16,262
Net loss...................           --      --             --      --            --     (109,891)           --         (109,891)
                             -----------   -----    -----------   ------   ----------    ---------      --------        ---------
Balance, December 27,
  1997.....................   88,059,701     880          7,563      --       534,765     (772,953)       16,262         (221,046)
Issuance of stock under
  stock option and related
  plans....................           --      --        524,861       5         1,259           --            --            1,264
Issuance of common stock in
  initial public
  offering.................           --      --     49,731,225     498       328,348           --            --          328,846
Conversion of preferred
  stock to common stock....  (88,059,701)   (880)    44,029,850     440           440           --            --               --
Stock compensation.........           --      --             --      --        12,088           --            --           12,088
Stock compensation
  reimbursement due from an
  affiliate................           --      --             --      --         3,275           --            --            3,275
Change in unrealized gain
  on investments in equity
  securities...............           --      --             --      --            --           --        13,832           13,832
Net income.................           --      --             --      --            --       31,173            --           31,173
                             -----------   -----    -----------   ------   ----------    ---------      --------        ---------
Balance, December 26,
  1998.....................           --      --     94,293,499     943       880,175     (741,780)       30,094          169,432
Issuance of stock under
  stock option and related
  plans....................           --      --      3,205,743      17         8,915           --            --            8,932
Issuance of common stock in
  secondary public
  offering.................           --      --      7,800,000      78        95,722           --            --           95,800
Issuance of stock for
  acquisition of
  business.................           --      --      8,129,682      81        56,715           --            --           56,796
Stock compensation.........           --      --             --      --         2,437           --            --            2,437
Other comprehensive
  income...................           --      --             --      --            --           --       (27,879)         (27,879)
Net loss...................           --      --             --      --            --      (50,148)           --          (50,148)
                             -----------   -----    -----------   ------   ----------    ---------      --------        ---------
Balance, January 1, 2000...           --   $  --    113,428,924   $1,119   $1,043,964    $(791,928)     $  2,215        $ 255,370
                             ===========   =====    ===========   ======   ==========    =========      ========        =========

                See notes to consolidated financial statements.

                               MAXTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEARS ENDED
                                                             ----------------------------------------
                                                             DECEMBER 27,   DECEMBER 26,   JANUARY 1,
                                                                 1997           1998          2000
                                                             ------------   ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................   $(109,891)     $  31,173     $ (50,148)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization............................      65,642         74,203        83,219
  Amortization of goodwill and other intangible assets.....          --             --         3,118
  Acquired in-process technology...........................          --             --         7,028
  Stock compensation expense...............................          --         12,543         4,947
  Loss (gain) on sale of property, plant and equipment and
     other assets..........................................       4,366          3,562          (603)
  Gain on sale of investment...............................          --             --       (44,085)
  Gain on fully reserved note receivable from affiliate....     (20,000)            --            --
  Changes in assets and liabilities:
     Accounts receivable...................................    (142,482)       (66,836)       87,254
     Inventories...........................................     (74,434)         2,120        49,586
     Other current assets..................................         687        (10,552)       (7,206)
     Accounts payable......................................     113,671        201,813       (24,343)
     Accrued and other liabilities.........................      15,728         40,112         6,400
                                                              ---------      ---------     ---------
       Net cash (used in) provided by operating
          activities.......................................    (146,713)       288,138       115,167
                                                              ---------      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment........         609          3,323           339
Purchase of property, plant and equipment..................     (82,489)       (95,230)     (105,124)
Cash received on a note receivable from affiliate..........      20,000             --            --
Cash acquired from acquisition.............................          --             --           710
Purchase of marketable securities..........................          --        (13,503)     (110,062)
Proceeds from sale of investment...........................          --             --        44,085
Proceeds from matured securities...........................          --             --        10,000
Other......................................................         621          3,635        (2,309)
                                                              ---------      ---------     ---------
       Net cash used in investing activities...............     (61,259)      (101,775)     (162,361)
                                                              ---------      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, including short-term
  borrowings...............................................     319,363         69,775        28,743
Principal payments of debt, including short-term
  borrowings...............................................    (309,784)      (308,838)      (60,050)
Net payments under accounts receivable securitization......     (16,041)       (79,754)           --
Proceeds from intercompany notes issued to parent..........     200,000             --            --
Proceeds from issuance of common stock from public
  offering, employee stock purchase plan and stock options
  exercised................................................          46        329,655       104,732
                                                              ---------      ---------     ---------
       Net cash provided by financing activities...........     193,584         10,838        73,425
                                                              ---------      ---------     ---------
Net change in cash and cash equivalents....................     (14,388)       197,201        26,231
Cash and cash equivalents at beginning of year.............      31,313         16,925       214,126
                                                              ---------      ---------     ---------
Cash and cash equivalents at end of year...................   $  16,925      $ 214,126     $ 240,357
                                                              =========      =========     =========

                See notes to consolidated financial statements.

                               MAXTOR CORPORATION

                                 (IN THOUSANDS)

                                                                           YEARS ENDED
                                                             ----------------------------------------
                                                             DECEMBER 27,   DECEMBER 26,   JANUARY 1,
                                                                 1997           1998          2000
                                                             ------------   ------------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest..............................................   $  26,540      $  24,047     $  13,833
     Income taxes..........................................   $   1,025      $   1,022     $     304
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Purchase of property, plant and equipment financed by
     accounts payable......................................   $   2,670      $   2,991     $     374
  Purchase of property, plant and equipment financed by
     capital leases........................................   $     881      $      --     $      --
  Exchange of notes payable for Series A Preferred Stock...   $ 200,000      $      --     $      --
  Increase (decrease) in unrealized gain on investments in
     equity securities.....................................   $  16,262      $  13,832     $ (27,879)
  Stock compensation reimbursement due from an affiliate...   $      --      $   3,275     $      --
  Common stock issued for acquisition......................   $      --      $      --     $  56,796

                See notes to consolidated financial statements.

                               MAXTOR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     Our consolidated financial statements include the accounts of Maxtor Corporation and its wholly-owned subsidiaries ("Maxtor" or the "Company"). All significant inter-company accounts and transactions have been eliminated.

NATURE OF BUSINESS

     We develop, manufacture and market hard disk drive products for desktop applications to customers which sell their products in the personal computer industry. Customers include original equipment manufacturers ("OEMs"), distributors, and national retailers. Additionally, several smaller retailers and value-added resellers ("VARs") carry Maxtor products purchased through our distribution network. We rely on suppliers for components including heads, disks and custom integrated circuits. Although printed circuit board assemblies and head stack assemblies are outsourced, head disk assemblies are completed by us. All of our products are manufactured by Maxtor at our manufacturing facilities in Singapore and sold in North America, Europe and Asia.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The actual results with regard to warranty expenditures could have a material unfavorable impact on us if the actual rate of unit failure or the cost to repair a unit is greater than what we have used in estimating our warranty expense accrual.

     Given the volatility of the market for disk drives and for our products, we make adjustments to the value of inventories based on estimates of potentially excess and obsolete inventories and negative margin products after considering forecasted demand and forecasted average selling prices. However, forecasts are always subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from such anticipated demand and such differences may have a material impact on the financial statements.

RISKS AND UNCERTAINTIES

     Our business entails a number of risks. As is typical in the disk drive industry, we must utilize leading edge components for our new generation of products, which may only be available from a limited number of suppliers. While we are qualified and continue to qualify multiple sources for many components, we are reliant on, and will continue to be reliant on, the availability of supply from our vendors for many semi-custom and custom integrated circuits, heads, media and other key components. Any de-commitments from customers for product or delays of components from vendors could have an adverse impact on our ability to ship products as scheduled to our customers.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject us to concentrations of credit risk consist primarily of accounts receivable and cash equivalents. We have cash equivalents and short-term investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these funds to financial institutions evaluated as highly credit-worthy. Our products are sold worldwide to OEMs, distributors, and retailers. Concentration of credit risk with respect to our trade receivables is limited by an ongoing credit evaluation process and the geographical dispersion of sales transactions. Therefore, collateral is

                               MAXTOR CORPORATION
generally not required from our customers. The allowance for doubtful accounts is based upon the expected collectibility of all accounts receivable. As of January 1, 2000, we had one customer who accounted for more than 10% of the outstanding trade receivables. As of December 26, 1998, two customers collectively represented approximately 38% of outstanding trade receivables. If the customers fail to perform their obligations to us, such failures would have adverse effects upon our financial position, results of operations, cash flows and liquidity.

CASH AND CASH EQUIVALENTS

     We consider all highly liquid investments, which are purchased with an original maturity of three months or less, to be cash equivalents.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and are depreciated on the straight-line basis over the estimated useful lives of the assets, which generally range from three to five years, except for buildings which are depreciated over thirty years. Assets under capital leases and leasehold improvements are amortized over the shorter of the asset life or the remaining lease term. Capital lease amortization is included with depreciation expense. Upon disposal, we remove the asset and accumulated depreciation from our records and recognize the related gain or loss in results of operations.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill, representing the excess of purchase price and acquisition costs over the fair value of net assets of business acquired, and other intangible assets, representing workforce, customer list and other current products and technology, are being amortized over the estimated useful lives ranging from one to seven years. Accumulated amortization as of January 1, 2000 was $3.1 million.

REVENUE RECOGNITION AND PRODUCT WARRANTY

     Revenue is recognized upon product shipment. Revenue from sales to certain distributors is subject to agreements providing limited rights of return, as well as price protection on unsold merchandise. Accordingly, we record reserves upon shipment for estimated returns, exchanges and credits for price protection. We also provide for the estimated cost to repair or replace products under warranty at the time of sale. We currently warrant our products against defects in parts and labor from the date of shipment with an additional three months allowed for distributors to account for "shelf life." All products currently in production are warranted for a period of 36 months after shipment.

ACCOUNTING FOR INCOME TAXES

     We account for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and

                               MAXTOR CORPORATION
liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We are required to adjust our deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.

FOREIGN CURRENCY TRANSLATION

     The functional currency for all foreign operations is the U.S. dollar. As such, all material foreign exchange gains or losses are included in the determination of net income (loss). Net foreign exchange losses included in net loss for the fiscal years ended December 27, 1997, December 26, 1998 and January 1, 2000 were not material.

LONG-LIVED ASSETS

     We review property, plant and equipment and other long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of its carrying amount to future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the present value of the future net cash flows.

FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

     We account for our accounts receivable securitization program in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

STOCK-BASED COMPENSATION

     We have elected to continue to follow the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations thereof for financial reporting purposes and have adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

NET INCOME (LOSS) PER SHARE

     Net income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings per Share." Basic net income (loss) per share is computed using the weighted average common shares outstanding during the year. Diluted net income (loss) per share is computed using the weighted average common shares and potentially dilutive securities outstanding during the year. Potentially dilutive securities are excluded from the computation of diluted net loss per share for those presented years in which their effect would be anti-dilutive due to our net losses. Net loss per share information presented for the year ended December 27, 1997 is not meaningful due to the very limited number of common shares outstanding during the year.

COMPREHENSIVE INCOME

     In 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. The adoption of this Statement resulted in a change in the financial statement presentation, but did not have an impact on our consolidated financial position, results of operations or cash flows. As required by the provisions of SFAS No. 130, all prior period data presented has been restated.

                               MAXTOR CORPORATION

SEGMENT REPORTING

     In 1998, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of this Statement only affected the form and content of our segment disclosures.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior year balances to conform to current year classifications. These reclassifications had no impact on our prior year stockholders' equity or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require us to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically as to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings.

     In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. We are in the process of evaluating the requirements of SFAS Nos. 133, but do not expect this pronouncement to materially impact our financial position or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. We are required to adopt SAB 101 in the second quarter of fiscal 2000. We do not expect the adoption of SAB 101 to have a material effect on our financial position or results of operations.

                               MAXTOR CORPORATION

 2. SUPPLEMENTAL FINANCIAL STATEMENT DATA (IN THOUSANDS)

                                                              DECEMBER 26,    JANUARY 1,
                                                                  1998           2000
                                                              ------------    ----------
Inventories:
  Raw materials.............................................   $  51,680      $  29,027
  Work-in-process...........................................       8,537          2,302
  Finished goods............................................      92,975         72,525
                                                               ---------      ---------
                                                               $ 153,192      $ 103,854
                                                               =========      =========
Prepaid expenses and other:
  Investments in equity securities, at fair value...........   $  30,094      $   2,215
  Prepaid expenses and other................................      15,104         10,123
                                                               ---------      ---------
                                                               $  45,198      $  12,338
                                                               =========      =========
Property, plant and equipment, at cost:
  Buildings.................................................   $  35,199      $  55,174
  Machinery and equipment...................................     203,947        248,880
  Software..................................................      40,779         48,129
  Furniture and fixtures....................................      31,213         10,149
  Leasehold improvements....................................      11,352         14,601
                                                               ---------      ---------
                                                                 322,490        376,933
Less: Accumulated depreciation and amortization.............    (214,200)      (244,844)
                                                               ---------      ---------
Net property, plant and equipment...........................   $ 108,290      $ 132,089
                                                               =========      =========
Accrued and other liabilities:
  Income taxes payable......................................   $   9,123      $   7,291
  Accrued payroll and payroll-related expenses..............      46,225         39,228
  Accrued warranty..........................................      41,803         51,236
  Accrued expenses..........................................      18,786         29,566
                                                               ---------      ---------
                                                               $ 115,937      $ 127,321
                                                               =========      =========

 3. FINANCIAL INSTRUMENTS

FAIR VALUE DISCLOSURES

     The fair values of cash and cash equivalents approximate carrying values because of their short maturities. The carrying values of notes receivable, which are classified in other assets, approximate fair values. The fair values of our fixed rate debt are estimated based on the current rates offered to us for similar debt instruments with the same remaining maturities. The fair values of our variable rate debt approximate carrying values as these instruments are adjusted periodically during the course of the year at market prices. The fair values of our convertible subordinated debentures are based on the bid price of the last trade for the fiscal years ended December 26, 1998 and January 1, 2000.

                               MAXTOR CORPORATION

     The carrying values and fair values of our financial instruments are as follows:

                                                    DECEMBER 26, 1998          JANUARY 1, 2000
                                                  ----------------------    ----------------------
                                                  CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                   AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                  --------    ----------    --------    ----------
                                                                   (IN THOUSANDS)
Cash and cash equivalents.......................  $214,126     $214,126     $240,357     $240,357
Marketable securities...........................    13,503       13,503      113,565      113,565
Notes receivable................................        51           51          331          331
Equity securities...............................    30,094       30,094        2,215        2,215
Short and long-term debt:
  fixed rates...................................        --           --           --           --
  variable rates................................        --           --       28,763       28,763
  debt to affiliate.............................    55,000       55,000           --           --
Subordinated debentures.........................    95,000       60,800       90,000       63,000

DERIVATIVE FINANCIAL INSTRUMENTS

     We enter into currency forward contracts to manage foreign currency exchange risk associated with our manufacturing operations in Singapore. Our policy is to hedge all material transaction exposures on a quarterly basis. Contracts are generally entered into at the end of each fiscal quarter to reduce foreign currency exposures for the following fiscal quarter. Contracts generally have maturities of three months or less. Any gains or losses on these instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," and are generally included in cost of revenue. Unrealized gains or losses on foreign currency forward contracts that are designated and effective as hedges of firm commitments, are deferred and recorded in the same period as the underlying transaction. Notional amounts of outstanding currency forward contracts were $0.3 million as of December 26, 1998. No such forward contracts were outstanding as of January 1, 2000.

SALES OF ACCOUNTS RECEIVABLES

     On July 31, 1998, we entered into a three-year agreement with Fleet Bank for a $200.0 million asset securitization program. Under the Fleet Bank program, we sold all of our eligible trade accounts receivable on a non-recourse basis through a special purpose entity. As of January 1, 2000, $100.0 million of accounts receivable had been sold under this arrangement and has been excluded from our balance sheet.

     As part of this arrangement, we are subject to financial covenants including the maintenance of certain financial ratios and a tangible net worth test.

 4. GAIN ON SALE OF INVESTMENT

     In April 1999, we sold a portion of our equity investment in Celestica Inc. resulting in approximately a $22.1 million gain. In September 1999, we sold the remaining portion resulting in an additional $22 million gain; both were included in gain on sale of investment for the year ended January 1, 2000.

 5. ACQUISITION OF CREATIVE DESIGN SOLUTIONS, INC.

     In September 1999, we acquired all the outstanding stock of Creative Design Solutions, Inc. ("CDS"), in exchange for a total of 8,129,682 shares of our common stock and assumption of outstanding CDS stock options for an aggregate purchase price of approximately $57.6 million, including acquisition expenses.

     The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities

                               MAXTOR CORPORATION
assumed on the basis of their fair values on the acquisition date of September 10, 1999. Approximately $2.7 million of the aggregate purchase price was allocated to net tangible assets consisting primarily of cash, accounts receivable, inventory, prepaids, and property, plant and equipment, and $10.4 million to short-term borrowings, accounts payable and accrued liabilities. The historical carrying amounts of such net assets approximated their fair values. Approximately $7 million was allocated to acquired in-process technology and was immediately charged to operations at the acquisition date because it had no alternative future uses. Approximately $10.3 million was allocated to current products and technology, workforce and customer list, which are being amortized over their estimated useful lives ranging from 1 to 7 years. The purchase price in excess of the fair value of identified tangible and intangible assets and liabilities assumed in the amount of $48.1 million was allocated to goodwill and is being amortized over its estimated useful life of 7 years. We will evaluate the periods of amortization continually to determine whether later events and circumstances warrant revised estimates of useful lives.

     The following unaudited proforma consolidated amounts give effect to the acquisition of CDS as if it had occurred on December 28, 1997 and December 27, 1998 by consolidating the results of operations of CDS with our results for the fiscal years ended December 26, 1998 and January 1, 2000, respectively (in thousands, except share and per share data):

                                                                     YEARS ENDED
                                                              --------------------------
                                                              DECEMBER 26,   JANUARY 1,
                                                                  1998          2000
                                                              ------------   -----------
                                                                    (IN THOUSANDS)
Revenue.....................................................   $2,409,094    $ 2,486,646
Net income/(loss)...........................................   $   16,259    $   (63,291)
Net income/(loss) per share:
  Basic.....................................................   $     0.35    $     (0.59)
  Diluted...................................................   $     0.22    $     (0.59)
Shares used in per share calculation
  Basic.....................................................   46,424,777    107,044,347
  Diluted...................................................   74,303,301    107,044,347

     The above unaudited pro forma consolidated amounts are not necessarily indicative of the actual results of operations that would have been reported if the acquisition had actually occurred as of the beginning of the periods described above, nor does such information purport to indicate the results of our future operations. In the opinion of management, all adjustments necessary to present fairly such pro forma amounts have been made.

 6. SEGMENT AND MAJOR CUSTOMER INFORMATION

     Based on the criteria set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have determined that we have a single reportable segment consisting of the design, manufacture and sale of data storage products for desktop computer and network storage systems used in heterogeneous computing environments. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. We have a world-wide sales, service and distribution network. Products are marketed and sold through a direct sales force to OEMs, distributors and retailers in the United States, Europe and Asia Pacific.

     Operations outside the United States primarily consist of the manufacturing plant in Singapore that produces subassemblies and final assemblies for our disk drive products. For the year ended January 1, 2000, we have retroactively changed the method of presenting geographic revenue information from point of

                               MAXTOR CORPORATION
origination to point of destination. Revenue by destination and long-lived asset information by geographic area for each of the three fiscal years is presented in the following table:

                                 YEAR ENDED AND AS OF      YEAR ENDED AND AS OF      YEAR ENDED AND AS OF
                                   DECEMBER 27, 1997         DECEMBER 26, 1998          JANUARY 1, 2000
                                -----------------------   -----------------------   -----------------------
                                             LONG-LIVED                LONG-LIVED                LONG-LIVED
                                 REVENUE       ASSETS      REVENUE       ASSETS      REVENUE       ASSETS
                                ----------   ----------   ----------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
United States.................  $  895,733    $35,972     $1,493,271    $ 41,912    $1,781,296    $108,807
Asia Pacific..................     189,995     62,421        317,033      65,797       342,890      77,832
Europe........................     303,200        943        532,698         581       312,168         557
Latin America and other.......      35,392         --         65,526          --        49,769          --
                                ----------    -------     ----------    --------    ----------    --------
          Total...............  $1,424,320    $99,336     $2,408,528    $108,290    $2,486,123    $187,196
                                ==========    =======     ==========    ========    ==========    ========

     Revenues are substantially originated from the United States. No individual foreign country's revenue is material to the Company as a whole. Long-lived assets located outside the United States consist primarily of the manufacturing operations located in Singapore which amounted to $62.1 million, $65.5 million and $77.5 million as of December 27, 1997, December 26, 1998 and January 1, 2000, respectively.

     During the year ended December 27, 1997, two customers, Compaq and Dell, accounted for approximately 21% and 10% respectively, of our revenue. During the year ended December 26, 1998, two customers, Dell and IBM, accounted for approximately 27% and 15% respectively, of our revenue. During the year ended January 1, 2000, Dell accounted for approximately 22.8% of our revenue.

     Sales to OEMs represented 64%, 77% and 75% of total revenue for the years ended December 27, 1997, December 26, 1998 and January 1, 2000, respectively.

 7. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

     Short-term borrowings and long-term debt consist of the following (in thousands):

                                                              DECEMBER 26,   JANUARY 1,
                                                                  1998          2000
                                                              ------------   ----------
5.75% Subordinated Debentures due March 1, 2012.............    $ 95,000      $ 90,000
Long-term debt due affiliate; interest payable at rate of         55,000            --
  7.65%.....................................................
4-year loan due to the Economic Development Board of                  --        28,763
  Singapore; interest payable at 1% above prevailing Central
  Provident Fund lending rate, subject to minimum of 3.5%
  per year..................................................
Other obligations, including capital leases.................         307             7
                                                                --------      --------
                                                                 150,307       118,770
Less amounts due within one year............................      (5,261)       (5,000)
                                                                --------      --------
Due after one year..........................................    $145,046      $113,770
                                                                ========      ========

                               MAXTOR CORPORATION

     Future aggregate maturities as of January 1, 2000 are as follows:

                     FISCAL YEAR ENDING                       (IN THOUSANDS)
                     ------------------                       --------------
     2000...................................................     $  5,000
     2001...................................................       13,224
     2002...................................................       13,217
     2003...................................................       17,329
     2004...................................................        5,000
     Later years............................................       65,000
                                                                 --------
               Total........................................     $118,770
                                                                 ========

     Interest on the Subordinated Debentures (the "Debentures") is payable semi annually. The Debentures are convertible at the option of the holder into a cash payment of $167.50 for each $1,000 principal amount at any time. The Debentures, at our option, are redeemable at 100.575% of the outstanding principal amount, plus accrued interest. The Debentures require a sinking fund payment of $5.0 million, payable annually, which is calculated to retire at least 70% of the Debentures prior to maturity. The Debentures are subordinated in right to payment to all senior indebtedness.

     In July 1998, we replaced our short-term borrowings from Hyundai Electronics America ("HEA") of $55.0 million with a three-year subordinated note due July 31, 2001. This note bears interest of LIBOR plus 2.0% and was repaid in February 1999.

     In September 1999, our Singapore subsidiary Maxtor Peripherals (S) Pte Ltd entered into a four-year loan agreement with the Economic Development Board of Singapore (the "Board") for SGD48 million, which will amortize in seven equal semi-annual installments beginning March 2001. Interest is charged by the Board at 1% above the prevailing Central Provident Fund lending rate, subject to a minimum of 3.5% per year, which has been the rate of payment since inception. This loan is supported by a two-year guaranty from the Bank of Nova Scotia at an interest rate of 0.15% per year. This guaranty is currently collateralized by cash but the Company may, at its option, substitute other assets as security.

 8. COMMITMENTS AND CONTINGENCIES

     We lease certain of our principal facilities and certain machinery and equipment under operating lease arrangements. The future minimum annual rental commitments as of January 1, 2000 are as follows:

                     FISCAL YEAR ENDING                       (IN THOUSANDS)
                     ------------------                       --------------
     2000...................................................     $13,271
     2001...................................................      12,217
     2002...................................................       6,429
     2003...................................................       4,846
     2004...................................................       2,372
     Later years............................................      17,484
                                                                 -------
               Total........................................     $56,619
                                                                 =======

     The above commitments extend through fiscal year 2016. Rental expense was approximately $10.7 million, $11.6 million and $15.3 million for the years ended December 27, 1997, December 26, 1998 and January 1, 2000, respectively.

     Pursuant to a sublicense agreement with Hyundai Electronics Industries Co. Ltd. ("HEI"), we are obligated to pay a portion of an IBM license royalty fee otherwise due from HEI. Such payments are due in

                               MAXTOR CORPORATION
annual installments through 2007. As of January 1, 2000, aggregate future payments under this commitment are estimated at $12.4 million.

LEGAL PROCEEDINGS

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

     On or about February 17, 1999, we filed proofs of claim in the bankruptcy cases against StorMedia, Inc. and StorMedia International, Ltd., in which we asserted claims based upon the claims and allegations set forth in the Colorado Action. On or about November 2, 1999, StorMedia filed an "Objection To Proof Of Claim And Counterclaims And Crossclaims For Breach Of Contract, Breach Of The Implied Covenant Of Good Faith, And Fair Dealing, Promissory Fraud, And Fraud And Deceit," titled StorMedia, Inc and StorMedia Int'l Ltd. v. Maxtor Corp. and Hyundai Electronics Indus., Inc. (In re StorMedia, Inc.), commencing Adversary Proceeding Number 99-5409 (the "Bankruptcy Action"). In the Bankruptcy Action, StorMedia seeks to disallow our proof of claim on the grounds that under Bankruptcy Code section 502(b) and applicable state law, our claims against StorMedia are unenforceable and not allowable because we rejected StorMedia's products for reasons other than quality. StorMedia further seeks a determination pursuant to Bankruptcy Code section 502(b) and applicable state law that our claims are unenforceable and not allowable because StorMedia is entitled to a setoff in an amount exceeding our claims. StorMedia further seeks a determination that under Bankruptcy Code section 510(c) and applicable state law that any allowable claim by us is equitably subordinated to all allowed claims of StorMedia's other creditors. In addition, StorMedia also asserts in the Bankruptcy Action counterclaims against us and cross-claims against HEI asserting: Breach of Volume Purchase Agreement, Breach of the Implied Covenant of Good Faith and Fair Dealing, Promissory Fraud and Fraud and Deceit.

                               MAXTOR CORPORATION

     On December 23, 1999, HEI and Maxtor filed motions seeking an order of the Bankruptcy Court providing that the Bankruptcy Court will abstain from hearing the Bankruptcy Action pursuant to 28 U.S.C. sec. 1334(c). In December of 1999, the Bankruptcy Court entered an order extending the deadline for Maxtor and HEI to file an answer or other responsive pleading in the Bankruptcy Action through the earlier of: (i) entry of an order on the abstention motions, or (ii) February 14, 2000.

     On or about February 16, 2000, the Bankruptcy Court approved a stipulation entered into among Maxtor, HEI and StorMedia, which provided in part, that the Bankruptcy Court will abstain from the Bankruptcy Action pursuant to 28 U.S.C. sec. 1334(c). The stipulation also provided that the automatic stay imposed by the Bankruptcy Court will be modified to allow all parties to the Colorado Action to proceed to final, non-appealable judgment or settlement.

     In addition, the parties have agreed that any award of damages pursuant to final, non-appealable judgment entered by the Colorado Court in our favor or any final, non-appealable stipulated judgement or other form of settlement entered into in the Colorado Action in our favor, will be deemed to be a valid claim under applicable non-bankruptcy law for the purposes of allowance in StorMedia's bankruptcy cases, subject, however, in all respects to the determination of the Bankruptcy Court of all issues within the Bankruptcy Court's exclusive jurisdiction (the "Bankruptcy Court Matters"), including, but not limited to:
(1) the extent to which StorMedia holds defenses that arise exclusively under the Bankruptcy Code to the allowance of such claim in StorMedia's bankruptcy cases; (ii) the classification of such claim under the Plan; (iii) the extent to which such claim may be equitably subordinated pursuant to 11 U.S.C. sec. 510; and (iv) the extent to which such claim may reduce our liability to StorMedia, if any (as determined by a final non-appealable judgment of the Colorado Court), pursuant to 11 U.S.C. 553. The Bankruptcy Court Matters will remain subject to Bankruptcy Court jurisdiction and will be stayed and held in abeyance until such time as the Colorado Court has fully resolved the Colorado Action by entry of a final, non-appealable judgment or settlement.

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

     We were sued in the United States District Court for the Northern District of California by Papst-Motoren GmbH and Papst Licensing (collectively "Papst") claiming infringement of a number of hard disk drive motor patents. The lawsuit alleges infringement of 15 of the hard disk drive motor patents, which relate to motors that we purchase from motor vendors and the use of such motors in hard disk drives. We filed our Answer and Counterclaim on May 19, 1999, alleging defenses of implied license, patent exhaustion, misuse, invalidity, unenforceability and noninfringement, among others. We have also filed a motion to bifurcate for early discovery the license, exhaustion and misuse defenses. At hearing on July 21, 1999, the Court stayed further action in the case pending the outcome of a motion filed by Papst on July 13, 1999, seeking coordination and transfer of this case with several other actions involving Papst patents. This motion was filed with the Judicial Panel on Multidistrict Litigation in Washington, D.C. The motion was granted October 12, 1999, and the case has been transferred to the Eastern District of Louisiana for coordinated or consolidated pre-trial proceedings with three other actions involving Papst patents. The consolidated proceedings are still in their initial stages, and there has been no formal discovery taken by Maxtor. We deny any wrongdoing and intend to vigorously defend the matter. While the final outcome of these claims cannot be determined at this

                               MAXTOR CORPORATION
time, we believe that resolution of these claims will not have a material adverse effect on our business, financial condition or results of operations. This statement should be read in conjunction with our periodic reports filed with the SEC.

 9. RELATED PARTY TRANSACTIONS

  RELATIONSHIP WITH HEA AND HEI

     In 1994, HEI and certain of its affiliates purchased 40% of our outstanding common stock for $150.0 million in cash. In early 1996, HEA acquired all of the remaining shares of public-held common stock in a tender offer and merger for $215.0 million in cash and also acquired all of our common stock held by HEI and its affiliates. We operated as a wholly owned subsidiary of HEA until completion of its July 31, 1998 initial public offering which reduced the ownership interest of HEA to below 50%.

     From August 1995 through July 1998, HEI and its affiliates guaranteed our various credit facilities, all of which were repaid and related guarantee arrangements terminated in connection with our initial public offering.

     Our board of directors has established an affiliated transactions committee which consists entirely of directors who are not employed by HEA, any affiliate thereof or the Company. The board of directors has adopted resolutions requiring this Affiliated Transactions Committee to review any material transactions between Maxtor and HEA or its affiliates. Also, our Amended and Restated Certificate of Incorporation have certain provisions concerning the conduct of certain affairs of the Company as they may involve HEA and its affiliates and the Company.

  Transactions with Affiliates

     In April 1997, HEA renewed a revolving line of credit with a borrowing limit of $150 million, which was increased to $185 million in June 1997, and to $270 million in August 1997. In December 1997, $200 million of this outstanding indebtedness was cancelled in exchange for 29,850,746 shares of our preferred stock, the borrowing limit was reduced to $150 million, and $5 million in principal was repaid. In January 1998, we repaid an additional $10 million in principal. In April 1998, the revolving credit line was renewed with a borrowing limit of $100 million. On July 31, 1998, the revolving line, which had an outstanding principal balance of $55 million, was replaced with a three-year subordinated term note in the same principal amount. This note was paid off in the first quarter of 1999. As of January 1, 2000, there is no outstanding indebtedness to HEA.

     The cost of revenue includes certain component parts purchased from MMC Technology, Inc., a wholly owned subsidiary of HEA, amounting to $146.8 million during the year ended December 26, 1998 and $150.2 million during the year ended January 1, 2000. The cost of revenue also includes certain component parts purchased from HEI which to date have not been significant.

     Pursuant to a sublicense agreement with HEI, we are obligated to pay a portion of an IBM license royalty fee otherwise due from HEI. Such payments are due in annual installments through 2007. For the year ended January 1, 2000, $1.85 million expense was incurred in connection with this obligation.

     HEA currently is an unconditional guarantor of our facilities lease in Milpitas, California. The aggregate rent under the lease is currently $3.2 million per annum.

  Stockholder Agreement with HEA and HEI

     The Company, HEA and HEI ("Hyundai Affiliates") are parties to a stockholder agreement which includes provisions for HEA to nominate directors based on the ownership interest of the Hyundai Affiliates,

                               MAXTOR CORPORATION
prohibition of certain proxy solicitations by Hyundai Affiliates, and rights of the Hyundai Affiliates to maintain stock ownership.

     When the Hyundai Affiliates beneficially own less than a majority, but at least 30% of the outstanding voting stock, HEA has the right to designate for nomination one director in each of the three classes of our board of directors.

     Standstill and Right to Maintain Ownership; Substantial Stock
Ownership. Hyundai Affiliates are not permitted to acquire additional shares of voting stock except for two reasons. First, Hyundai Affiliates may purchase voting stock if a third party makes a tender offer or exchange offer for at least 40% or accumulates more than 20% of voting stock, unless these actions by the third party have been approved by a majority of directors who are not employees of any Hyundai entity or Maxtor. Second, Hyundai Affiliates may purchase voting stock through December 31, 2000, if as a result of an issuance of common stock or other equity securities, Hyundai Affiliates will own in the aggregate less than 30% of outstanding voting stock, plus one share (the "Minimum Ownership") following such issuance. The prohibition on Hyundai Affiliates' acquisition of voting stock terminates on the earlier of December 31, 2001 or such time as the Hyundai Affiliates beneficially own less than 20% of outstanding voting stock.

     Agreement Not to Compete. HEA and HEI also have agreed not to compete with us in the design, development, manufacture, marketing or sale of hard disk drives through July 2003. Despite this agreement, Hyundai Affiliates are permitted to make investments of up to 3% of the outstanding stock of a publicly traded corporation, which competes with Maxtor in the aforementioned businesses.

10. STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

     In May 1998, the Board of Directors approved a one-for-two reverse split of our outstanding common stock, which became effective upon our filing of an amended and restated certificate of incorporation in Delaware on July 24, 1998. All references in the financial statements to the number of our common shares and price per share amounts, as well as the conversion ratio of preferred shares, have been retroactively restated to reflect the reverse split. The Board of Directors also approved the increase of our authorized common stock to 250 million shares.

     In July 1998, we completed the issuance of 49,731,225 shares of our common stock in an initial public offering. We received approximately $328.8 million, net of issuance costs. Approximately $200.0 million of the proceeds were used for repayment of certain outstanding indebtedness under credit facilities due to various banks. Upon closing of the July 1998 public offering, all outstanding shares of the Series A Preferred Stock converted into 44,029,850 shares of common stock. As a result of the July 1998 public offering, we ceased to be a majority-owned subsidiary of HEI and therefore are no longer subject to HEI's previous commitment of financial support.

     In February 1999, we completed a public offering of 7.8 million shares of our common stock. Net proceeds of approximately $95.8 million were received from the offering, net of issuance costs. A portion of the proceeds from the offering was used to prepay without penalty outstanding aggregate principal indebtedness of $55 million owing to HEA under a subordinated note due July 31, 2001.

RESTRICTED STOCK PLAN

     In May 1998, we adopted the 1998 Restricted Stock Plan (the "98 Plan"), which provides for awards of shares of common stock to certain executive employees. Restricted stock awarded under this plan vests three years from the date of grant and is subject to forfeiture in the event of termination of employment with us prior to vesting. We granted 390,000 shares of common stock in June 1998 under this plan. Compensation cost

                               MAXTOR CORPORATION
based on fair market value of our stock at the date of grant is reported as compensation expense on a ratable basis over the vesting periods. For the years ended December 26, 1998 and January 1, 2000, compensation expense recorded in connection with the 98 Plan amounted to $455,000 and $1.29 million, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     A total of 2.4 million shares of our common stock has been reserved for issuance under our 1998 Employee Stock Purchase Plan (the "Purchase Plan"), pursuant to which 1.2 million shares had been issued as of January 1, 2000. The Purchase Plan permits eligible employees to purchase our common stock at a discount, but only through accumulated payroll deductions, during sequential six-month offering periods. Participants purchase shares on the last day of each offering period. In general, the price at which shares are purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of a share of common stock on (a) the first day of the offering period, or (b) the purchase date. Offering periods of the Purchase Plan generally begin on February 16 and August 16 of each year, although the initial offering period under the Purchase Plan commenced on July 30, 1998.

STOCK OPTION PLAN

     We grant options and awards of restricted stock pursuant to our Amended and Restated 1996 Stock Option Plan (the "Amended Plan"), which was approved by the Board of Directors in May 1996, and amended by our stockholders at our 1999 Annual Meeting of Stockholders. Options under the Amended Plan expire ten years from the date of grant. Restricted stock vests in one or more installments over a number of years. In June 1999, we granted 1,680,000 shares of common stock under this plan. For the year ended January 1, 2000, compensation expense recorded amounted to $1.22 million.

     The Plan generally provides for the grant of non-qualified stock options to our eligible employees, consultants, affiliates and directors at a price not less than 85% of the fair market value at the date of grant, as determined by the Board of Directors, and incentive stock options to our employees at a price not less than the fair market value at the date of grant. The Plan also provides for the grant of restricted stock to eligible employees. The Board of Directors or an executive committee appointed by the Board also approves other terms such as number of shares granted and exercisability thereof. Options granted under the Amended Plan vest over a four-year period with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter. Restricted stock grants vest in one or more installments over a period of years, and are subject to forfeiture if employment is terminated prior to the time the shares become fully vested and non-forfeitable.

     In connection with our acquisition of CDS in September 1999, we established a separate reserve of 674,477 shares of our common stock for issuance upon exercise of stock options (the "Assumed Options") granted under the CDS Incentive Stock Option Plan (the "CDS Plan"). As of January 1, 2000, 670,293 shares of our common stock were issuable under the CDS Plan. The Assumed Options are incentive stock options which vest over four years subject to the terms and conditions of the Assumed Options agreement.

     The Plan was amended in February 1998 to remove certain provisions which had given rise to variable accounting, and offered and modified employee option agreements in the second quarter of 1998 for the majority of employees who had previously held variable options to achieve fixed-award accounting. To comply with the variable plan accounting required prior to these amendments, we recorded compensation expense related to the difference between the estimated fair market value of our stock and the stated exercise price of our options. Compensation cost was reflected in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

                               MAXTOR CORPORATION

     The following table summarizes option activity through January 1, 2000:

                                                                    OPTIONS OUTSTANDING
                                                       ----------------------------------------------
                                            SHARES                  WEIGHTED AVERAGE
                                          AVAILABLE                  EXERCISE PRICE      AGGREGATE
                                          FOR GRANT      SHARES        PER SHARE           VALUE
                                          ----------   ----------   ----------------   --------------
                                                                                       (IN THOUSANDS)
Balance as of December 28, 1996.........   1,583,334    3,552,750        $ 6.00           $21,316
  Options granted.......................  (1,622,375)   1,622,375          6.00             9,735
  Options exercised.....................          --       (7,563)         6.00               (46)
  Options canceled......................     759,645     (759,645)         6.00            (4,558)
                                          ----------   ----------                         -------
Balance as of December 27, 1997.........     720,604    4,407,917          6.00            26,447
  Shares reserved.......................   8,663,234           --            --                --
  Options granted.......................  (5,848,761)   5,848,761         10.16            59,431
  Options exercised.....................          --     (134,862)         6.00              (809)
  Options canceled......................     815,857     (815,857)         7.77            (6,339)
                                          ----------   ----------                         -------
Balance as of December 26, 1998.........   4,350,934    9,305,959          8.46            78,730
  Shares reserved.......................   3,676,367           --            --                --
  Options assumed from acquisition......          --      670,293          1.10               737
  Options granted.......................  (2,824,814)   2,824,814          5.30            14,980
  Options exercised.....................          --     (500,164)         4.10            (2,051)
  Options canceled......................     915,650     (915,650)         7.60            (7,349)
                                          ----------   ----------                         -------
Balance as of January 1, 2000...........   6,118,137   11,385,252        $ 7.47           $85,047
                                          ==========   ==========                         =======

     There were 2,543,703 shares vested but unexercised as of December 26, 1998 at a weighted average exercise price of $6.01, and no shares exercised subject to repurchase. There were 4,734,701 shares vested but unexercised as of January 1, 2000 at a weighted average exercise price of $7.63, and no shares exercised subject to repurchase.

     The following table summarizes information for stock options outstanding as of January 1, 2000:

                      OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
---------------------------------------------------------------    -----------------------
                                         WEIGHTED
                                          AVERAGE      WEIGHTED                   WEIGHTED
                                         REMAINING     AVERAGE                    AVERAGE
      RANGE OF             NUMBER       CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
   EXERCISE PRICE        OUTSTANDING       LIFE         PRICE      OUTSTANDING     PRICE
---------------------    -----------    -----------    --------    -----------    --------
   $0.575 - $5.9375       2,720,585        9.34         $ 4.21         89,989      $ 4.84
    $6.00 - $6.00         4,278,118        7.30           6.00      3,468,168        6.00
  $6.0625 - $13.125       1,675,669        8.71           7.29        507,563        7.21
 $13.1875 - $19.3113      2,710,880        8.87          13.30        668,981       13.25
                         ----------                                 ---------
                         11,385,252        8.37         $ 7.50      4,734,701      $ 7.63
                         ==========                                 =========

     We account for our stock option and employee stock purchase plans in accordance with APB 25 and related interpretations thereof. The following information concerning such plans is provided in accordance with SFAS No. 123.

     During 1997, we also granted options to the employees of MMC Technology, Inc. ("MMC"), a wholly owned subsidiary of HEA. As of January 1, 2000, there were 462,353 options outstanding, which are now fully vested, pursuant to these grants which are included in the table above. Compensation cost for options granted to non-employees is measured at their fair value in accordance with Emerging Issues Task Force Issue

                               MAXTOR CORPORATION

No. 96-18. MMC has agreed to reimburse us for any compensation expense arising from these grants. Accordingly, compensation costs related to the MMC grants are reported as a receivable from affiliates.

     The fair value of option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                 YEARS ENDED
                                                  ------------------------------------------
                                                  DECEMBER 27,    DECEMBER 26,    JANUARY 1,
                                                      1997            1998           2000
                                                  ------------    ------------    ----------
Risk-free interest rate.........................    5.86%           5.07%           5.50%
Weighted average expected life..................  4.5 years        4 years        4.5 years
Volatility......................................      --             62%             76%
Dividend yield..................................      --             --              --

     No price volatility was assumed for 1997 because our equity securities were not traded publicly. No dividend yield is assumed as we have not paid dividends and have no plans to do so.

     The weighted average expected life was calculated based on the vesting period and the expected life at the date of grant. The risk-free interest rate was calculated based on rates prevailing during grant periods and the expected life of the options at the date of grants. The weighted average fair values of options granted to employees during the years ended December 28, 1997, December 26, 1998 and January 1, 2000 were $0.84, $4.54 and $3.32, respectively.

     Pursuant to SFAS No. 123, we also estimate the fair value of employee's purchase rights under the Employee Stock Purchase Plan and unvested shares issued under the Restricted Stock Plan using the Black-Scholes valuation model. The fair value of purchase rights under the Employee Stock Purchase Plan for the year ended January 1, 2000 was $2.77 which was estimated using the following assumptions: a weighted-average expected life of 0.5 years; expected volatility of 0.76; and a weighted-average risk-free interest rate of 4.92%. The fair value of unvested shares issued under the Restricted Stock Purchase Plan for the year ended January 1, 2000 was $4.78 which was estimated using the following assumptions: a weighted-average expected life of 3.0 years, expected volatility of 0.76; and a weighted-average risk-free interest rate of 5.79%.

     The following pro forma net income (loss) information for our stock options, restricted stock and employee stock purchase plan has been prepared following the provisions of SFAS No. 123 (in thousands, except per share data):

                                                                YEARS ENDED
                                                 ------------------------------------------
                                                 DECEMBER 27,    DECEMBER 26,    JANUARY 1,
                                                     1997            1998           2000
                                                 ------------    ------------    ----------
Net income (loss)
  As reported..................................  $  (109,891)      $31,173        $(50,148)
  Pro forma....................................     (111,613)       21,481         (63,240)
Net income (loss) per share -- diluted
  As reported..................................  $(58,112.64)      $  0.47        $  (0.48)
  Pro forma....................................   (59,023.27)         0.33           (0.60)

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

                               MAXTOR CORPORATION

11. INCOME TAXES

     The provision for income taxes consists of the following:

                                                    YEARS ENDED
                                      ----------------------------------------
                                      DECEMBER 27,   DECEMBER 26,   JANUARY 1,
                                          1997           1998          2000
                                      ------------   ------------   ----------
                                                   (IN THOUSANDS)
Current:
  U.S. .............................     $   --         $5,563        $  616
  Foreign...........................      1,035          2,000           925
                                         ------         ------        ------
          Total.....................     $1,035         $7,563        $1,541
                                         ======         ======        ======

     Income (loss) before provision for income taxes consists of the following:

                                                YEARS ENDED
                                 ------------------------------------------
                                 DECEMBER 27,    DECEMBER 26,    JANUARY 1,
                                     1997            1998           2000
                                 ------------    ------------    ----------
                                               (IN THOUSANDS)
U.S. ........................     $(194,962)      $(133,866)     $ (200,366)
Foreign......................        86,106         172,602         151,759
                                  ---------       ---------      ----------
          Total..............     $(108,856)      $  38,736      $  (48,607)
                                  =========       =========      ==========

     Subject to our continued compliance with certain legal requirements, we currently have a tax holiday for our operations in Singapore that has been extended until June 30, 2003.

     The provision for income taxes differs from the amount computed by applying the U.S. statutory rate of 35% to the income (loss) before income taxes for the years ended December 27, 1997, December 26, 1998 and January 1, 2000. The principal reasons for this difference are as follows:

                                                                 YEARS ENDED
                                                  ------------------------------------------
                                                  DECEMBER 27,    DECEMBER 26,    JANUARY 1,
                                                      1997            1998           2000
                                                  ------------    ------------    ----------
                                                                (IN THOUSANDS)
Income tax expense (benefit) at U.S. statutory
  rate..........................................    $(38,100)       $ 13,558       $(17,012)
Tax savings from foreign operations.............     (63,487)        (55,556)       (52,190)
Repatriated foreign earnings....................          --         106,853             --
U.S. loss not providing current tax benefit.....     100,748              --         88,401
Benefit of prior year U.S. losses...............          --         (63,875)            --
Valuation of temporary differences..............       2,361            (382)       (22,653)
Stock compensation expense......................          --           4,132            853
Alternative minimum tax.........................          --           2,500             --
Nondeductible acquired in-process technology....          --              --          3,551
Other...........................................        (487)            333            591
                                                    --------        --------       --------
          Total.................................    $  1,035        $  7,563       $  1,541
                                                    ========        ========       ========

                               MAXTOR CORPORATION

     Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities are as follows (in thousands):

                                                              DECEMBER 26,   JANUARY 1,
                                                                  1998          2000
                                                              ------------   ----------
Deferred tax assets:
Inventory reserves and accruals.............................   $  11,802     $   7,419
Depreciation................................................       6,254         4,647
Sales related reserves......................................      23,521        19,654
Net operating loss carryforwards............................     113,977       217,877
Tax credit carryforwards....................................      22,231        25,418
Capitalized research and development........................      92,263        79,468
Notes receivable reserve....................................       1,712         2,621
Other.......................................................       8,283         5,532
                                                               ---------     ---------
          Total deferred tax assets.........................     280,043       362,636
Valuation allowance for deferred tax assets.................    (267,549)     (303,368)
                                                               ---------     ---------
Net deferred tax assets.....................................   $  12,494     $  59,268
                                                               =========     =========
Deferred tax liabilities:
Unremitted earnings of certain foreign entities.............   $   1,961     $  58,493
Unrealized gain on investments in equity securities.........      10,533           775
                                                               ---------     ---------
          Total deferred tax liabilities....................   $  12,494     $  59,268
                                                               =========     =========

     During the years ended December 27, 1997, December 26, 1998 and January 1, 2000, the valuation allowance for deferred tax assets increased by $32.7 million, decreased by $16.6 million and increased by $35.8 million, respectively.

     As of January 1, 2000, for federal income tax purposes, we had net operating loss carryforwards of $614.0 million and tax credit carryforwards of approximately $25.0 million which expire beginning in fiscal years 2008 and 2000, respectively. To the extent that net operating loss carryforwards when realized relate to stock option deductions, the resulting benefits will be credited to stockholders' equity. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. We determined we had undergone such an ownership change during 1998. Consequently, utilization of approximately $354.5 million of net operating loss carryforwards and the deduction equivalent of approximately $25.0 million of tax credit carryforwards will be limited to approximately $16.0 million per year.

     We were part of the HEA consolidated group for federal income tax returns for periods from early 1996 to August 1998 (the "Affiliation Period"). As a member of the HEA consolidated group, we were subject to a tax allocation agreement. During the Affiliation Period, for financial reporting purposes, our tax loss was computed on a separate tax return basis and, as such, we did not record any tax benefit in our financial statements for the amount of the net operating loss included in the HEA consolidated income tax return.

     We ceased to be a member of the HEA consolidated group as of August 1998. We remain liable for our share of the total consolidated or combined tax return liability of the HEA consolidated group prior to August 1998. We have agreed to indemnify or reimburse HEA if there is any increase in our share of the consolidated or combined tax return liability resulting from revisions to our taxable income or revisions to another HEA member's taxable income, except to the extent such revisions to another HEA members' taxable income are made after September 15, 1999.

                               MAXTOR CORPORATION

12. NET INCOME (LOSS) PER SHARE

     In accordance with the disclosure requirements of SFAS No. 128, "Earnings per Share," a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations is provided as follows (in thousands, except share and per share amounts):

                                                                    YEARS ENDED
                                                    --------------------------------------------
                                                    DECEMBER 27,    DECEMBER 26,     JANUARY 1,
                                                        1997            1998            2000
                                                    ------------    ------------    ------------
NUMERATOR -- BASIC AND DILUTED
Net income (loss).................................  $   (109,891)   $    31,173     $    (50,148)
                                                    ============    ===========     ============
DENOMINATOR
Basic weighted average common shares
  outstanding.....................................         1,891     38,295,095      105,503,281
Effect of dilutive securities:
  Common stock options............................            --      1,391,428               --
  Convertible preferred stocks....................            --     26,127,603               --
                                                    ------------    -----------     ------------
Diluted weighted average common shares............         1,891     65,814,126      105,503,281
                                                    ------------    -----------     ------------
Basic net income (loss) per share.................  $ (58,112.64)   $      0.81     $      (0.48)
                                                    ============    ===========     ============
Diluted net income (loss) per share...............  $ (58,112.64)   $      0.47     $      (0.48)
                                                    ============    ===========     ============

     The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive:

                                                                          YEARS ENDED
                                                            ----------------------------------------
                                                            DECEMBER 27,   DECEMBER 26,   JANUARY 1,
                                                                1997           1998          2000
                                                            ------------   ------------   ----------
Convertible preferred stock...............................   44,030,000        --                --
Common stock options......................................    4,408,000        --         1,896,510

     Upon closing of the July 1998 public offering, all 44,029,850 shares of preferred stock were converted into common stock. Proforma net income (loss) per share information reflecting the 44,029,850 shares of convertible preferred stock as if converted on issuance for the years ended December 27, 1997 and December 26, 1998 is presented as follows (in thousands, except share and per share amounts):

                                                                      YEARS ENDED
                                                              ----------------------------
                                                              DECEMBER 27,    DECEMBER 26,
                                                                  1997            1998
                                                              ------------    ------------
NUMERATOR -- BASIC AND DILUTED
Net income (loss)...........................................  $  (109,891)    $    31,173
                                                              ===========     ===========
DENOMINATOR -- PRO FORMA
Pro forma basic weighted average common shares
  outstanding...............................................   30,350,000      64,422,698
Effect of dilutive common stock options.....................           --       1,391,428
                                                              -----------     -----------
Pro forma diluted weighted average common shares............   30,350,000      65,814,126
                                                              ===========     ===========
Pro forma basic net income (loss) per share.................  $     (3.62)    $      0.48
                                                              ===========     ===========
Pro forma diluted net income (loss) per share...............  $     (3.62)    $      0.47
                                                              ===========     ===========

                               MAXTOR CORPORATION

13. EMPLOYEE BENEFIT PLAN

401(K) PLAN

     We maintain a retirement and deferred savings plan for our employees (the "401(k) Plan") which is intended to qualify as a tax-qualified plan under the Code. The 401(k) Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation (up to a statutory limit). Under the 401(k) Plan, we may make discretionary contributions. Our contributions to the 401(k) Plan for the years ended December 27, 1997, December 26, 1998 and January 1, 2000 were $1.6 million, $2.0 million and $2.9 million, respectively. All amounts contributed by participants and earnings on such contributions are fully vested at all times.

14. UNAUDITED QUARTERLY RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED
                        --------------------------------------------------------------------------------------
                         MARCH 28,     JUNE 27,     SEPTEMBER 26,   DECEMBER 26,     APRIL 3,       JULY 3,
                           1998          1998           1998            1998           1999           1999
                        -----------   -----------   -------------   ------------   ------------   ------------
Revenue...............  $   549,617   $   531,265    $   599,797    $   727,849    $    681,590   $    524,588
Gross profit..........       62,255        62,476         73,197        102,485          86,414         16,337
Net income (loss).....      (10,319)        5,416          6,078         29,998          17,003        (30,873)
Net income (loss) per
  share:
  Basic...............      (672.16)*      164.02*          0.10           0.32            0.17          (0.30)
  Diluted.............        (0.23)         0.12           0.08           0.31            0.17          (0.30)
Shares used in per
  share calculation:
  Basic...............       15,352        33,020     59,515,691     94,276,066      98,912,770    103,046,181
  Diluted.............   44,037,413    44,801,870     76,860,814     97,299,072     101,515,783    103,046,181

                            THREE MONTHS ENDED
                        ---------------------------
                         OCTOBER 2,     JANUARY 1,
                            1999           2000
                        ------------   ------------
Revenue...............  $    589,321   $    690,624
Gross profit..........        13,833         82,223
Net income (loss).....       (40,275)         3,993
Net income (loss) per
  share:
  Basic...............         (0.38)          0.04
  Diluted.............         (0.38)          0.03
Shares used in per
  share calculation:
  Basic...............   106,713,093    113,341,080
  Diluted.............   106,713,093    115,237,590

---------------
* Net income (loss) per share for the three months ended March 28 and June 27, 1998 is not considered meaningful due to the very limited number of common shares outstanding.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Maxtor Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index of this Form 10-K present fairly, in all material respects, the financial position of Maxtor Corporation and its subsidiaries at December 26, 1998 and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 14, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Election of Directors" in the Proxy Statement. For information with respect to our executive officers, see "Executive Officers" at the end of Item 1, Part I of this report.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) Financial Statements and Financial Statement Schedules -- See Index to Consolidated Financial Statements under Item 8 on page 35 of this report.

     (2) Exhibits See Index to Exhibits on pages 65 to 68 hereof.

(b) Report on Form 8K/A

            DATE                               ITEM REPORTED ON
            ----                               ----------------
      November 22, 1999  The Company announced the completion of the acquisition of
                         Creative Design Solutions, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 27TH DAY OF MARCH, 2000.

                                                    MAXTOR CORPORATION
                                                       (Registrant)

                                          By      /s/ MICHAEL R. CANNON
                                            ------------------------------------
                                                     Michael R. Cannon
                                            President, Chief Executive Officer,
                                                        and Director

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ MICHAEL R. CANNON                    President, Chief Executive     March 27, 2000
-----------------------------------------------------       Officer, and Director
                  Michael R. Cannon

                 /s/ PAUL J. TUFANO                     Sr. Vice President, Finance,    March 27, 2000
-----------------------------------------------------    Chief Financial Officer and
                   Paul J. Tufano                       Principal Accounting Officer

                 /s/ CHONG SUP PARK                         Chairman of the Board       March 27, 2000
-----------------------------------------------------
                   Chong Sup Park

                 /s/ THOMAS L. CHUN                               Director              March 27, 2000
-----------------------------------------------------
                   Thomas L. Chun

                   /s/ C. S. CHUNG                                Director              March 27, 2000
-----------------------------------------------------
                     C. S. Chung

                  /s/ CHARLES HILL                                Director              March 27, 2000
-----------------------------------------------------
                    Charles Hill

                /s/ CHARLES F. CHRIST                             Director              March 27, 2000
-----------------------------------------------------
                  Charles F. Christ

                /s/ ROGER W. JOHNSON                              Director              March 27, 2000
-----------------------------------------------------
                  Roger W. Johnson

                    /s/ Y. H. KIM                                 Director              March 27, 2000
-----------------------------------------------------
                      Y. H. Kim

                               MAXTOR CORPORATION

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)

                                                 BALANCE      ADDITIONS
                                                   AT          CHARGED                          BALANCE
                                                BEGINNING    TO COST AND      DEDUCTIONS/       AT END
              FISCAL YEAR ENDED                 OF PERIOD     EXPENSES      (RECOVERIES)[1]    OF PERIOD
              -----------------                 ---------    -----------    ---------------    ---------
January 1, 2000...............................   $8,409        $9,155           $2,105          $15,459
December 26, 1998.............................   $3,573        $5,659           $  823          $ 8,409
December 27, 1997.............................   $5,255        $1,000           $2,682          $ 3,573

---------------
[1] Uncollectible accounts written off, net of recoveries.

                                 INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                             DESCRIPTION
---------                           -----------
 3.1(1)     Amended and Restated Certificate of Incorporation of
            Registrant, dated June 6, 1996.
 3.2(14)    Amended and Restated Certificate of Incorporation of
            Registrant, dated July 1998.
 3.3(14)    Amended and Restated Bylaws of Registrant, dated June 6,
            1996.
 3.4(1)     Amended and Restated Bylaws of Registrant, dated July 1998.
 3.5(16)    Certificate of Retirement of Series of Preferred Stock.
 4.1(14)    Stockholder Agreement dated June 25, 1998.
10.1(16)    Form of Indemnification Agreement between Registrant and
            Registrant's directors and officers.
10.2(14)    Indenture dated as of March 1, 1987 between Registrant and
            Security Pacific National Bank, as Trustee.
10.3(2)     Lease Agreement for Premises Located at 1821 Lefthand
            Circle, Suite D, between Registrant and Pratt Land Limited
            Liability Company, dated October 19, 1994.
10.4(2)     Lease Agreement for Premises Located at 1841 Lefthand
            Circle, between Registrant and Pratt Land Limited Liability
            Company, dated October 19, 1994.
10.5(2)     Lease Agreement for Premises Located at 1851 Lefthand
            Circle, between Registrant and Pratt Land Limited Liability
            Company, dated October 19, 1994.
10.6(2)     Lease Agreement for Premises Located at 2121 Miller Drive
            between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994.
10.7(2)     Lease Agreement for Premises Located at 2190 Miller Drive
            between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994.
10.8(3)     Lease Agreement by and between 345 Partnership and
            Registrant, dated February 24, 1995.
10.9(3)     Lease Agreement for Premises Located at 1900 Pike Road,
            Suite A, Longmont, CO, between Registrant as Tenant and
            Pratt Land Limited Liability Company as Landlord, dated
            February 24, 1995.
10.10(3)    Lease Agreement for Premises Located at 2040 Miller Drive
            Suite A, B, & C, between Registrant as Tenant and Pratt Land
            Limited Liability Company as Landlord, dated February 24,
            1995.
10.11(3)    Manufacturing and Purchase Agreement by and between
            Registrant and Hyundai Electronics Industries Co., Ltd.,
            dated April 27, 1995.
10.12(3)    Lease Agreement for Premises Located at 2040 Miller Drive,
            Suites D, E, & F, Longmont, CO, between Registrant as Tenant and Pratt Management Company as Landlord.
10.13(5)    Credit Agreement among Registrant and The Initial Lenders
            and the Issuing Bank and Citibank, N.A., dated August 31,
            1995.
10.14(5)    The Guaranty and Recourse Agreement among Registrant and
            Hyundai Electronics Industries Co., Ltd., dated August 31,
            1995.
10.15(5)    Amendment to the Financing Agreement among Registrant and
            the CIT Group/Business Credit, Inc., dated October 17, 1995.
10.16(6)    First Supplemental Indenture, dated as of January 11, 1996, between Registrant and State Street Bank and Trust Company.
10.17(6)    Credit Agreement, dated as of December 29, 1995 between
            Registrant and Hyundai Electronics America.
10.18(12)   Maxtor Corporation 1996 Stock Option Plan.**
10.19(12)   Intercompany Loan Agreement, dated as of April 10, 1996,
            between Registrant and Hyundai Electronics America.
10.20(12)   Receivables Purchase and Sale Agreement, dated as of March
            30, 1996, among Registrant and Corporate Receivables
            Corporation and Citicorp North America, Incorporated.

 EXHIBIT
 NUMBER                             DESCRIPTION
---------                           -----------
10.21(7)    Recapitalization Agreement among the Registrant,
            International Manufacturing Services, Incorporated and
            certain investors, dated as of May 21, 1996.
10.22(7)    Redemption Agreement between Registrant and International
            Manufacturing Services, Incorporated, dated as of May 21,
            1996.
10.23(7)    Manufacturing Services Agreement between Registrant and
            International Manufacturing Services, Incorporated, dated as of June 13, 1996.*
10.24(8)    Credit Facility, dated as of July 31, 1996, between
            Registrant and Hyundai Electronics America.
10.25(9)    Exchange Agreement effective June 18, 1996, between Maxtor
            Corporation and Hyundai Electronics America.
10.26(10)   364-Day Credit Agreement, dated August 29, 1996, among
            Registrant, Citibank, N.A., and Syndicate Banks.
10.27(10)   Credit Agreement, dated August 29, 1996, among Registrant,
            Citibank, N.A., and Syndicate Banks.
10.28(11)   Employment Agreement between Michael R. Cannon and
            Registrant, dated June 17, 1996.**
10.29(11)   Employment Agreement between Paul J. Tufano and Registrant, dated July 12, 1996.**
10.30(11)   Employment Agreement between William Roach and Registrant, dated December 13, 1996.**
10.31(12)   Intercompany Loan Agreement, dated as of April 10, 1997,
            between Registrant and Hyundai Electronics America.
10.32(10)   364-Day Credit Agreement, dated as of October 31, 1997,
            among Registrant and Nomura Bank International.
10.33(13)   Debt Payment and Stock Purchase Agreement, dated as of
            December 12, 1997, between Registrant and Hyundai
            Electronics America.
10.34(13)   Amendment to August 29, 1996 364-Day Credit Agreement, dated
            August 27, 1997, among Registrant, Citibank, N.A. and
            Syndicate Banks.
10.35(14)   Employment Agreement between Philip Duncan and Registrant, dated July 15, 1996.**
10.36(14)   Receivables Purchase and Sale Agreement dated as of April 8,
            1998, among Maxtor Receivables Corporation, Registrant,
            Corporate Receivables Corporation, Citicorp North America
            and Bankers Trust Company.
10.37(14)   Intercompany Loan Agreement, dated as of April 10, 1998,
            between Hyundai Electronics America and Registrant.
10.38(14)   Credit Agreement between Bank of America and Registrant
            dated December 26, 1996.
10.39(14)   Employment Agreement between K.H. Teh and Registrant, dated
            March 23, 1997.**
10.40(14)   Lease Agreement between Milpitas Oak Creek Delaware, Inc.
            and Registrant dated as of February 23, 1998.
10.41(14)   Business Agreement dated as of April 30, 1998, between
            Registrant and Texas Instruments Incorporated.*
10.42(14)   Volume Purchase Agreement dated as of January 1, 1998,
            between Registrant and Lucent Technologies, Inc.*
10.43(14)   Land Lease between Housing Development Board and Maxtor
            Singapore Limited dated as of March 28, 1991.
10.44(14)   R/3 Software End-User Value License Agreement between SAP
            Korea Ltd. and Hyundai Information Technology Co. Ltd. dated as of June 30, 1996.
10.45(14)   Sublicense Agreement between Hyundai Electronics Industries
            Co., Ltd., and Maxtor Corporation dated as of January 1,
            1996.
10.46(14)   Tax Allocation Agreement dated as of July 21, 1995 among
            Hyundai Electronics America, Registrant and certain other
            subsidiaries.

 EXHIBIT
 NUMBER                             DESCRIPTION
---------                           -----------
10.47(4)    Agreement and Plan of Merger dated November 2, 1995 between
            Registrant, Hyundai Electronics America and Hyundai
            Acquisition, Inc.
10.48(14)   Tax Indemnification Agreement and Amendment to Tax
            Allocation Agreement dated June 26, 1998.
10.49(14)   Indemnity Agreement between Hyundai Electronics Industries
            Co., Ltd., and Registrant dated June 25, 1998.
10.50(14)   License Agreement between Registrant and Hyundai Electronics
            Industries Co., Ltd., dated June 25, 1998.
10.51(1)    Stock Purchase Agreement between Registrant and Hyundai
            Electronics Industries Co., Ltd., Hyundai Heavy Industries
            Co., Ltd., Hyundai Corporation, and Hyundai Merchant Marine
            Co., Ltd., dated September 10, 1993.
10.52(15)   Supply Agreement between Registrant and MMC Technology dated
            August 18, 1998.*
10.53(14)   1998 Restricted Stock Plan.**
10.54(14)   Form of Restricted Stock Grant Agreement.**
10.55(17)   Amended and Restated 1996 Stock Option Plan.**
10.56(14)   Chief Executive Officer Retention Agreement dated as of May
            29, 1998 between Registrant and Michael Cannon.**
10.57(14)   Retention Agreement dated as of May 29, 1998 between
            Registrant and Paul Tufano.**
10.58(14)   Form of Retention Agreement between Registrant and Executive
            Officers.**
10.59(14)   Letter of Agreement between Victor B. Jipson and Registrant dated as of June 12, 1998.**
10.60(14)   Loan Agreement among Registrant, Banque Paribas and Hyundai
            Electronics Industries Co., Ltd. as guarantor dated as of
            September 1996.
10.61(14)   Loan Agreement among Registrant, Banque Nationale de Paris and Hyundai Electronics Industries Co., Ltd. as guarantor
            dated as of December 20, 1996.
10.62(14)   Letter of Agreement setting forth terms and conditions of
            Loan Agreement between Registrant and the Bank of New York dated as of December 27, 1997.
10.63(14)   Waiver and Amendment dated as of May 22, 1998 to 364-Day
            Credit Agreement dated as of August 29, 1996 among
            Registrant, certain lenders and Citibank, N.A.
10.64(14)   Waiver and Amendment dated as of May 22, 1998 to 364-Day
            Credit Agreement dated as of October 31, 1997 between
            Registrant and Nomura Bank International plc.
10.65(14)   Waiver and Amendment dated as of May 22, 1998 to Three-Year
            Credit Agreement dated as of August 29, 1996 among
            Registrant, certain lenders and Citibank, N.A.
10.66(15)   Purchase and Sale Agreement between Registrant and Maxtor
            Receivables Corporation dated as of July 31, 1998.
10.67(15)   Receivables Purchase Agreement among Maxtor Receivables
            Corporation, the Registrant, BlueKeel Funding LLC and Fleet
            National Bank.
10.68(17)   Letter of Agreement between Registrant and MMC Technology
            dated May 18, 1998.
10.69(16)   Mutual Release and Termination Agreement by and among
            Hyundai Electronics America, Axil Computers, Inc., Image
            Quest Technologies, Inc., Registrant, Odeum Microsystems,
            TV/ COM International, Inc. dated November 1998.
10.70(16)   Letter of Agreement between Hyundai Electronics America and
            Registrant dated January 19, 1999.
10.71(18)   Executive Retention Incentive Agreement between Michael R.
            Cannon and Registrant dated June 23, 1999.**
10.72(18)   Promissory Note between Michael R. Cannon and Registrant
            dated June 23, 1999.
10.73(18)   Amendment One to Supply Agreement between MMC Technology,
            Inc. and Registrant.*
10.74(18)   Capital Assistant Scheme Loan Agreement between Maxtor
            Peripherals (S) Pte Ltd and the Economic Development Board
            of Singapore dated September 9, 1999.

 EXHIBIT
 NUMBER                             DESCRIPTION
---------                           -----------
10.75(18)   Guarantee Facility Agreement between Maxtor Peripherals (S)
            Pte Ltd and the Bank of Nova Scotia, Singapore branch dated
            August 31, 1999.
10.76       Lease Agreement for Premises Located at 2452 Clover Basion
            Drive, Longmont, Colorado, between Registrant, as Tenant and
            Pratt Land Limited Liability Company, as Landlord, dated
            October 28, 1999.
10.77       Executive Retention Incentive Agreement and Promissory Note
            between Registrant and Victor B. Jipson, dated October 18,
            1999.**
10.78       Executive Retention Incentive Agreement and Promissory Note
            between Registrant and Paul J. Tufano, dated October 18,
            1999.**
10.79       Forms of Executive Retention Incentive Agreement and
            Promissory Note Between Registrant and Pantelis Alexopoulos,
            Michael D. Cordano, Phillip C. Duncan, Misha Rozenberg,
            Glenn H. Stevens, K.H. Teh and Michael J. Wingert, each
            dated November 19, 1999.**
21.1(14)    List of Subsidiaries.
23.1        Consent of PricewaterhouseCoopers LLP, Independent
            Accountants.
27.1        Financial Data Schedule (EDGAR filed version only).

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

(18) Incorporated by reference to exhibits of Form 10-Q filed November 15, 1999.