Form 10-Q
period 2000-04-01
MAXTOR CORP
filed 2000-05-16
CIK 711039

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED APRIL 1, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-14016

                               MAXTOR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0123732
         (STATE OR OTHER JURISDICTION                         (I.R.S.EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
      510 COTTONWOOD DRIVE, MILPITAS, CA                           95035
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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock, $.01 par value per share, held by nonaffiliates of the registrant was $831,575,302 on May 5, 2000 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes.

     As of May 5, 2000, 113,351,706 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding.

                               MAXTOR CORPORATION

                                   FORM 10-Q
                                 APRIL 1, 2000

                                     INDEX

                                                                       PAGE
                                                                       ----
                      PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements.................    3
         Condensed Consolidated Balance Sheets -- April 1, 2000 and
         January 1, 2000.............................................    3
         Condensed Consolidated Statements of Operations -- Three
         months ended April 1, 2000 and April 3, 1999................    4
         Condensed Consolidated Statements of Cash Flows -- Three
         months ended April 1, 2000 and April 3, 1999................    5
         Notes to Condensed Consolidated Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   11

                        PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   22
Item 2.  Recent Sales of Unregistered Securities.....................   23
Item 3.  Exhibits and Reports on Form 8-K............................   23
Signature Page.......................................................   24

                         PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MAXTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                               APRIL 1,      JANUARY 1,
                                                                 2000           2000
                                                              -----------    ----------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  261,476     $  240,357
  Marketable securities.....................................     116,964        113,565
  Accounts receivable, net of allowance for doubtful
     accounts of $18,522 at April 1, 2000 and $15,459 at
     January 1, 2000........................................     252,551        231,616
  Inventories, net..........................................     107,356        103,854
  Prepaid expenses and other................................      22,506         12,338
                                                              ----------     ----------
          Total current assets..............................     760,853        701,730
Property, plant and equipment, net..........................     126,049        132,089
Goodwill and other intangible assets,net....................      52,595         55,107
Other assets................................................      14,188         17,409
                                                              ----------     ----------
          Total assets......................................  $  953,685     $  906,335
                                                              ==========     ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings, including current portion of
     long-term debt.........................................  $    5,000     $    5,000
  Accounts payable..........................................     411,697        404,874
  Accrued and other liabilities.............................     132,969        127,321
                                                              ----------     ----------
          Total current liabilities.........................     549,666        537,195
Long-term debt..............................................     107,986        113,770
                                                              ----------     ----------
          Total liabilities.................................     657,652        650,965
Common Stock, $0.01 par value, 250,000,000 shares
  authorized; 114,701,164 shares issued and outstanding at
  April 1, 2000 and 113,428,924 shares issued and
  outstanding at January 1, 2000............................       1,132          1,119
Additional paid-in capital..................................   1,052,162      1,043,964
Accumulated deficit.........................................    (764,327)      (791,928)
Cumulative other comprehensive income -- unrealized gain on
  investments in equity securities..........................       7,066          2,215
                                                              ----------     ----------
          Total stockholders' equity........................     296,033        255,370
                                                              ----------     ----------
          Total liabilities and stockholders' equity........  $  953,685     $  906,335
                                                              ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                               MAXTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                              ------------------------------
                                                              APRIL 1, 2000    APRIL 3, 1999
                                                              -------------    -------------
Revenue.....................................................  $    691,286     $    681,590
Cost of revenue.............................................       582,456          595,177
                                                              ------------     ------------
  Gross profit..............................................       108,830           86,413
Operating expenses:
  Research and development..................................        55,362           47,273
  Selling, general and administrative.......................        25,318           20,352
  Amortization of goodwill and other intangible assets......         2,520
                                                              ------------     ------------
          Total operating expenses..........................        83,200           67,625
                                                              ------------     ------------
Income from operations......................................        25,630           18,788
Interest expense............................................        (3,863)          (3,680)
Interest and other income...................................         7,287            4,897
                                                              ------------     ------------
Income before provision for income taxes....................        29,054           20,005
Provision for income taxes..................................         1,453            3,000
                                                              ------------     ------------
Net income..................................................        27,601           17,005
Unrealized gain on investments in equity securities.........         4,851            8,616
                                                              ------------     ------------
Comprehensive income........................................  $     32,441     $     25,621
                                                              ============     ============
Net income per share -- basic...............................  $       0.24     $       0.17
Net income per share -- diluted.............................  $       0.23     $       0.17
Shares used in per share calculation
  -- basic..................................................   114,029,979       98,912,770
  -- diluted................................................   118,037,206      101,515,783

     See accompanying notes to condensed consolidated financial statements.

                               MAXTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              APRIL 1,    APRIL 3,
                                                                2000        1999
                                                              --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 27,601    $  17,005
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    20,017       17,973
  Amortization of goodwill and other intangible assets......     2,512           --
  Stock compensation expense................................     1,767          865
  Gain on sale of other assets..............................        --       (1,565)
  Loss on disposal of property, plant and equipment.........        47           --
  Change in assets and liabilities:
     Accounts receivable....................................   (20,935)      91,288
     Inventories............................................    (3,502)      26,097
     Other assets...........................................    (5,149)      (2,447)
     Accounts payable.......................................     6,823      (98,250)
     Accrued and other liabilities..........................     5,648      (21,173)
                                                              --------    ---------
          Net cash provided by operating activities.........    34,829       29,793
                                                              --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment................        25           --
Purchase of property, plant and equipment...................   (14,049)     (22,785)
Purchase of marketable securities...........................    (3,399)     (81,299)
Other.......................................................        --           13
                                                              --------    ---------
          Net cash used in investing activities.............   (17,423)    (104,071)
                                                              --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of debt, including short-term
  borrowings................................................    (2,731)     (55,000)
Principal payments under capital lease obligations..........        --          (18)
Proceeds from issuance of common stock from public offering, employee stock purchase plan and stock options
  exercised.................................................     6,444      100,758
                                                              --------    ---------
          Net cash provided by financing activities.........     3,713       45,740
                                                              --------    ---------
Net change in cash and cash equivalents.....................    21,119      (28,538)
Cash and cash equivalents at beginning of period............   240,357      214,126
                                                              --------    ---------
Cash and cash equivalents at end of period..................  $261,476    $ 185,588
                                                              ========    =========
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Purchase of property, plant and equipment financed by
     accounts payable.......................................  $    447    $      --
  Decrease in receivable from on affiliates.................  $     --    $  (1,235)
  Retirement of debt in exchange for bond redemption........  $  5,000    $   5,000
  Increase in unrealized gain on investments in equity
     securities.............................................  $  4,851    $   8,616

     See accompanying notes to condensed consolidated financial statements.

                               MAXTOR CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation ("Maxtor" or the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended January 1, 2000 incorporated in the Company's annual report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

 2. INVENTORIES

     Inventories, net comprised (in thousands):

                                                          APRIL 1,      JANUARY 1,
                                                            2000           2000
                                                         -----------    ----------
                                                         (UNAUDITED)
Raw materials..........................................   $ 32,195       $ 29,027
Work-in-process........................................      4,820          2,302
Finished goods.........................................     70,341         72,525
                                                          --------       --------
                                                          $107,356       $103,854
                                                          ========       ========

 3. STOCKHOLDERS' EQUITY

     In March 2000, the Board of Directors amended the Company's (i) Amended and Restated 1996 Stock Option Plan (the "Option Plan"), to increase the maximum number of shares issuable under the Amended Option Plan by 5,500,000 shares, to a total of 22,975,685 shares; (ii) 1998 Stock Purchase Plan (the "Purchase Plan"), subject to stockholder approval, to increase the number of shares reserved under the Purchase Plan by 2,100,000 shares to an aggregate total of 4,500,000 shares. Both amendments were approved by Stockholders on May 11, 2000.

 4. ACQUISITION OF CREATIVE DESIGN SOLUTIONS, INC.

     In September 1999, the Company acquired all the outstanding stock of Creative Design Solutions, Inc. ("CDS"), in exchange for a total of 8,130,682 shares of our common stock and assumption of outstanding CDS stock options for an aggregate purchase price of approximately $57.6 million, including acquisition expenses.

     The acquisition was accounted for using the purchase method of accounting, and accordingly, the recognized purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition date of September 10, 1999. Approximately $2.7 million of the aggregate recognized purchase price was allocated to net tangible assets consisting primarily of cash, accounts receivable, inventory, prepaids, and property, plant and equipment, and $10.42 million to short-term borrowings, accounts payable, accrued liabilities and deferred revenue. The historical carrying amounts of such net assets approximated their fair values. Approximately $7 million was allocated to acquired in-process technology and was immediately charged to operations at the acquisition date because it had no alternative future use. Approximately $10.3 million was allocated to current products and

                               MAXTOR CORPORATION

                                  (UNAUDITED)

technology, workforce and customer list, which are being amortized over their estimated useful lives ranging from 1 to 7 years. The purchase price in excess of the fair value of identified tangible and intangible assets and liabilities assumed in the amount of $48.1 million was allocated to goodwill and is being amortized over its estimated useful life of 7 years. The Company will evaluate the periods of amortization continually to determine whether later events and circumstances warrant revised estimates of useful lives.

     The unaudited pro forma consolidated amounts presented below give effect to the acquisition of CDS as if it had occurred at the beginning of each of the periods presented by consolidating the results of operations of CDS with the results of the Company for the three months ended April 1, 2000 and April 3, 1999. The charge of $7.0 million is for acquired in-process technology has been reflected in each of the periods presented below.

                                                       THREE MONTHS ENDED
                                                  ----------------------------
                                                    APRIL 1,        APRIL 3,
                                                      2000            1999
                                                  ------------    ------------
                                                          (UNAUDITED)
Revenue.........................................  $    691,286    $    681,671
Net income (loss)...............................  $     20,573    $      2,856
Net income per share:
  Basic.........................................  $       0.18    $       0.03
  Diluted.......................................  $       0.17    $       0.03
Shares used in per share calculation
  Basic.........................................   114,029,979     107,043,452
  Diluted.......................................   118,037,206     107,767,124

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

 5. NET INCOME PER SHARE

     The reconciliation of the numerator and denominator of the basic and diluted net income per share calculations is provided as follows (in thousands, except share and per share amounts):

                                                       THREE MONTHS ENDED
                                                  ----------------------------
                                                    APRIL 1,        APRIL 3,
                                                      2000            1999
                                                  ------------    ------------
                                                          (UNAUDITED)
NUMERATOR -- BASIC AND DILUTED
Net income......................................  $     27,601    $     17,005
                                                  ============    ============
Net income available to common stockholders.....  $     27,601    $     17,005
                                                  ============    ============
DENOMINATOR
Basic weighted average common shares
  outstanding...................................   114,029,979      98,912,770
Effect of dilutive securities:
  Common stock options..........................     4,007,227       2,603,013
                                                  ------------    ------------
Diluted weighted average common shares..........   118,037,206     101,515,783
                                                  ============    ============
Basic net income per share......................  $       0.24    $       0.17
                                                  ============    ============
Diluted net income per share....................  $       0.23    $       0.17
                                                  ============    ============

                               MAXTOR CORPORATION

                                  (UNAUDITED)

 6. SEGMENT REPORTING

     The Company has determined that we have a single reportable segment consisting of the design, manufacture and sale of data storage products for desktop computer and network storage systems used in heterogeneous computing environments. We have a worldwide sales, service and distribution network. Products are marketed and sold through a direct sales force to OEMs, distributors and retailers in the United States, Europe and Asia Pacific.

     Operations outside the United States primarily consist of the manufacturing plants in Singapore that produces subassemblies and final assemblies for our disk drive products. Revenue by destination and long-lived asset information by geographic area for each of the three months ended April 1, 2000 and April 3, 1999 is presented in the following table:

                                           THREE MONTHS ENDED          THREE MONTHS ENDED
                                              APRIL 1, 2000               APRIL 3, 1999
                                          ---------------------    ---------------------------
                                                     LONG-LIVED                     LONG-LIVED
                                          REVENUE      ASSETS         REVENUE         ASSETS
                                          -------    ----------    -------------    ----------
                                                             (IN THOUSANDS)
United States...........................  308,332      52,317         493,710         53,369
Asia Pacific............................  190,277      72,710          94,757         59,242
Europe..................................  161,310       1,022          82,942            509
Latin America and other.................   31,367           0          10,181              0
                                          -------     -------         -------        -------
          Total.........................  691,286     126,049         681,590        113,120
                                          =======     =======         =======        =======

 7. CONTINGENCIES

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

     After a class action securities lawsuit was filed against StorMedia by certain of its shareholders in September 1996 which alleged, in part, that StorMedia failed to perform under the agreement, StorMedia sued HEI, Mong Hun Chung (HEI's chairman), Dr. Chong Sup Park (Hyundai Electronics America (HEA)'s President and the individual who signed the agreement on behalf of the Company) and K.S. Yoo (the individual who signed the agreement on behalf of HEI) (collectively the "Original Defendants") in federal court (the "Federal Suit"). In the Federal Suit, StorMedia alleged that at the time HEI entered into the StorMedia Agreement, it knew that it would not and could not purchase the volume of products it committed to purchase, and that failure to do so caused damages to StorMedia in excess of $206 million.

     In December 1996, the Company filed a complaint against StorMedia and William Almon (StorMedia's Chairman and Chief Executive Officer) in a Colorado state court seeking approximately $100 million in damages and alleging, among other claims, breach of contract, breach of implied warranty of fitness and fraud under the agreement (the "Colorado Suit"). This proceeding was stayed pending resolution of the Federal Suit. The Federal Suit was permanently dismissed early in February 1998. On February 24, 1998, StorMedia filed a new complaint in a California state court for $206 million, alleging fraud and deceit against the Original Defendants and negligent misrepresentation against HEI and the Company (the "California Suit"). On May 18, 1998, the stay on the Colorado Suit was lifted by the Colorado state court. The Company filed an Amended Complaint in July, 1998. Defendants filed a motion to dismiss in August, 1998, which is still pending. On September 9, 1998, the California Suit was stayed pending resolution of the Colorado Suit. On

                               MAXTOR CORPORATION

                                  (UNAUDITED)

October 11, 1998, StorMedia filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Act. This bankruptcy filing caused an automatic stay of proceedings against StorMedia, including the Colorado Suit.

     Maxtor filed a proof of claim in the bankruptcy cases of both StorMedia Inc. and StorMedia International. In response, on November 2, 1999, StorMedia filed its Objections to Proof of Claim and Counterclaims and Crossclaims thereby commencing an adversary proceeding in its bankruptcy proceeding against Maxtor and HEI.

     On February 16, 2000, StorMedia, Maxtor and HEI stipulated and the Bankruptcy Court ordered that the stay of the Bankruptcy Court be modified to allow the Colorado suit to proceed to final, non-appealable judgment or settlement in the Colorado court.

     On April 11, 2000, Defendants filed an Answer to the Company's Amended Complaint and an Amended Counterclaim against the Company, HEI, Dr. Park, and Mr. Yoo.

     On May 2, 2000, the Company filed: (i) a Reply to Defendants' Amended Counterclaim; (ii) a Motion to Dismiss the Third Counterclaim; and (iii) a Motion to Strike Defendants' Seventh, Twelfth, Fourteenth, Fifteenth, and Sixteenth Affirmative Defenses. The Company's Motion to Dismiss and Motion to Strike are still pending.

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

 8. RECLASSIFICATIONS

     Certain reclassifications have been made to prior quarter balances to conform to current quarter classifications.

 9. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require us to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically as to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in

                               MAXTOR CORPORATION

                                  (UNAUDITED)

current earnings. In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," to defer for one year the effective date of implementation of SFAS NO. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. We are in the process of evaluating the requirements of SFAS Nos. 133, but do not expect this pronouncement to materially impact our financial position or results of operation.

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

     In March 2000, the Financial Accounting Standards Board issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the definition of an employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1. 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that FIN 44 will not have a material effect on the financial position or results of operations of the Company.

10. RELATED PARTY TRANSACTION

     During the quarter ended April 1, 2000, the Company had cost of revenue that included certain component parts purchased from MMC Technology, Inc., a wholly owned subsidiary of HEA, amounting to $41 million as compared to $30.2 million during the comparable quarter of fiscal 1999. The cost of revenue also includes certain component parts purchased from HEI which to date have not been significant.

     Maxtor(R) and No Quibble(R) are registered trademarks of Maxtor. The Maxtor logo, DiamondMax(TM)and Formula 4(TM) are trademarks of Maxtor. All other brand names and trademarks appearing in this report are the property of their respective holders.

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

  Acquisition of Creative Design Solutions, Inc.

     In September 1999, we acquired privately held Creative Design Solutions, Inc. ("CDS"), a leading participant in the emerging network attached storage market. We transitioned from being a supplier of hard disk drives for the desktop personal computer market to a company well positioned to provide storage solutions that will deliver outstanding price and performance values in networked environments. See Note 4 to the Condensed Consolidated Financial Statements.

     We formed Maxtor Network Systems Group ("MNSG") subsequent to the acquisition of CDS. MNSG concentrates on products and offerings in or related to the Network Attached Storage market.

  Revenue and Gross Profit

                                                   THREE MONTHS ENDED
                                             ------------------------------
                                             APRIL 1, 2000    APRIL 3, 1999    CHANGE
                                             -------------    -------------    ------
                                                      (UNAUDITED)
                                                          (IN MILLIONS)
Total revenue..............................     $691.3           $681.6        $ 9.7
Gross profit...............................     $108.8           $ 86.4        $22.4
Net income.................................     $ 27.6           $ 17.0        $10.6
As a percentage of revenue:
Total revenue..............................      100.0%           100.0%
Gross profit...............................       15.7%            12.7%
Net income.................................        4.0%             2.5%

  Revenue

     Total revenue for the first quarter of fiscal year 2000 increased 1.4% compared to the same quarter in fiscal year 1999 primarily due to the increase in volume shipments coupled with better product mix. Total shipments for the first fiscal quarter 2000 were 6.6 million units, which was 1.0 million units or 18.5% higher compared to the first fiscal quarter a year ago. Revenue from the OEM channel for the quarter ended April 1, 2000 represented 70.4% of total revenue compared to 72.0% for the corresponding quarter in 1999. Revenue from the distribution and retail channels represented 29.6% of total revenue for the first quarter in 2000 compared to 28.0% for the same quarter in fiscal year 1999.

     Revenue and unit volume growth in 2000 were favorably impacted by better time to market performance, increased penetration of the distribution channel, and a continued trend to shipping higher capacity drives.

  Gross Profit

     Gross profit as a percentage of revenue increased to 15.7% in the first quarter of 2000 from 12.7% in the same quarter of 1999. The increase in gross profit is due mainly to favorable mix, higher aerial density products, better costs and efficiencies, timely introduction of new, higher margin products, and continued market acceptance. Gross margin was also favorably affected by improved product designs, which led to improved manufacturing yields and lower component costs. We expect volume growth to continue for the remainder of the fiscal year 2000.

  Operating expenses

                                                   THREE MONTHS ENDED
                                             ------------------------------
                                             APRIL 1, 2000    APRIL 3, 1999    CHANGE
                                             -------------    -------------    ------
                                                      (UNAUDITED)
                                                          (IN MILLIONS)
Research and development...................      $55.4            $47.3         $8.4
Selling, general and administrative........      $25.3            $20.3         $7.8
Amortization of goodwill and other
  intangible assets........................      $ 2.5            $  --         $2.5
As a percentage of revenue:
Research and development...................        8.0%             6.9%
Selling, general and administrative........        4.0%             3.0%
Amortization of goodwill and other
  intangible assets........................        0.3%             0.0%

  Research and Development (R&D)

     R&D expense as a percentage of revenue increased to 8.0% in the first quarter of 2000 compared to 6.9% for the same quarter in 1999. The absolute dollar increase in R&D expenditures was due to our continued efforts to maintain leadership products, addressing the requirements of the desktop PC market as well as investments in the Network Attached Storage market.

  Selling, General and Administrative (SG&A)

     SG&A expense increased, in terms of absolute dollars and as a percentage of revenue, for the first quarter of 2000 when compared to the same periods of fiscal year 1999. The increase in absolute dollars is primarily due to our costs associated with supporting Maxtor's higher sales volume.

  Stock Compensation

     In 1996 we adopted the 1996 Stock Option Plan (the "Plan"), pursuant to which substantially all of our domestic employees and certain international employees received options which were required to be accounted for as variable options. These options, which were granted between May 1996 and October 1997, required remeasurement of any intrinsic compensation element at each reporting date determined by the difference between the estimated current fair value of our stock and the exercise price of the options. In the first quarter of 1998, we amended and restated the Plan to remove the variable features and all grants subsequent to October 1997 have been subject to fixed terms. In the second quarter of 1998, we offered and re-issued new fixed-award options in exchange for options previously issued under variable terms, thereby eliminating the requirement to remeasure these options in subsequent periods. In connection therewith, we recorded compensation expense related to the difference between the estimated fair market value of our stock as of March 28, 1998 and the stated value of our options. Compensation cost was reflected in accordance with Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Accordingly, we recorded non-cash compensation expense of $0.9 million in the first three months of 1999 and $0.3 million in the first three months of 2000. The remaining unrecognized compensation element will be reflected in quarterly charges, decreasing sequentially through the second quarter of 2001.

  Amortization of Goodwill and Other Intangible Assets

     Amortization of goodwill and other intangible assets represents the amortization of workforce, customer list and other current products and technology arising from the acquisition of CDS amount to $2.5 million. There were no such expenses in the first quarter of 1999 as we did not acquire CDS until the third quarter of 1999.

  Interest Expense and Interest Income

                                                   THREE MONTHS ENDED
                                             ------------------------------
                                             APRIL 1, 2000    APRIL 3, 1999    CHANGE
                                             -------------    -------------    ------
                                                      (UNAUDITED)
                                                              (IN MILLIONS)
Interest expense...........................      $3.9             $3.7          $0.2
Interest and other income..................      $7.3             $4.9          $2.4
  As a percentage of revenue:
Interest expense...........................       0.6%             0.5%
Interest and other income..................       1.1%             0.7%

  Interest Expense

     Interest expense as a percentage of revenue increased from 0.5% in the first quarter of 1999 to 0.6% in the first quarter of fiscal year 2000. In absolute dollar terms, interest expense increased by $.2 million in the first quarter of 2000. Our total short-term and long-term outstanding borrowings were $90.3 million as of April 3, 1999 and $113.0 million as of April 1, 2000.

  Interest and Other Income

     Interest and other income in the first quarter of 2000 increased in both absolute dollar amount and as a percentage of revenue when compared to the first quarter of 1999. Our total cash and cash equivalents and marketable securities were $280.4 million as of April 3, 1999 compared to $378.4 million as of April 1, 2000.

  Provision for Income Taxes

                                                   THREE MONTHS ENDED
                                             ------------------------------
                                             APRIL 1, 2000    APRIL 3, 1999    CHANGE
                                             -------------    -------------    ------
                                                      (UNAUDITED)
                                                              (IN MILLIONS)
Income before provision for income taxes...      $29.1            $20.0          9.1
Provision for income taxes.................      $ 1.5            $ 3.0         (1.5)

     The provision for income taxes consists primarily of federal alternative minimum tax and foreign taxes. Due to our net operating losses (NOL), NOL carryforwards and favorable tax status in Singapore, we have not incurred any significant foreign, U.S. federal, state or local income taxes for the current or prior fiscal periods.

YEAR 2000 READINESS

     We have not experienced any known material adverse impacts on our current products, internal information systems, and non-information technology systems (equipment and systems) as a result of the year 2000 issue. Based on the work done, we have not incurred material costs to address the year 2000 readiness of our systems (as a result of relatively new information systems) and products. There can be no assurance that the cost estimates associated with Year 2000 or leap year date issues will not have a material adverse effect on our results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     At April 1, 2000, we had $378.4 million in cash and cash equivalents and marketable securities as compared to $353.9 million at January 1, 2000.

     Operating activities provided net cash of $34.8 million for the quarter ended April 1, 2000. The cash provided from operating activities was principally generated from net income after adjustment for depreciation and amortization, which was partially offset by the increase of accounts receivable. We used $17.4 million in investing activities during the first quarter of 2000, principally for the purchase of property, plant and equipment. During the quarter ended April 1, 2000, we reduced short and long-term debt by $5.8 million.

     As of April 1, 2000, our outstanding debt comprised $85.0 million of publicly-traded subordinated debentures, due March 1, 2012 and a Singapore dollar denominated loan equivalent to $28.0 million from the Economic Board of Development of Singapore which is guaranteed by Scotia Capital. Our outstanding subordinated debentures are entitled to annual sinking fund payments of $5.0 million, which commenced March 1, 1998. These debentures no longer are convertible into our common stock or any other security of Maxtor.

     We also have a $200.0 million asset securitization program with Fleet National Bank under which we sell our eligible trade accounts receivable on a non-recourse basis through a special purpose entity. At April 1, 2000, $75.0 million of accounts receivable was securitized under the program and excluded from our accounts receivable balance.

     We believe the existing capital resources, together with cash generated from operations and borrowing capacity, will be sufficient to fund our operations through at least the next 12 months. We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and to invest in property, plant and equipment. During 2000, capital expenditures are expected to be between approximately $90.0 million and $120.0 million, to be used principally for adding manufacturing capacity and implementing new and updating existing information technology systems. We intend to seek financing arrangements, including a line of credit, to fund our future capacity expansion and working capital, as necessary. However, our ability to generate cash will depend on, among other things, demand in the desktop hard disk drive market and pricing conditions. If we need additional capital, there can be no assurance that such additional financing can be obtained, or, if obtained, that it will be available on satisfactory terms. See discussion below under the heading "Certain Factors Affecting Future Performance."

                  CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF $764.3 MILLION

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

     During the quarter ended April 1, 2000 the Company had net income of $27.6 million as compared to $17.0 during the same quarter of fiscal 1999.

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

A SIGNIFICANT AMOUNT OF OUR REVENUE COMES FROM A FEW CUSTOMERS

     We sell most of our products to a limited number of customers. During the quarter ended April 1, 2000, one customer, Dell, accounted for approximately 13.0% of our revenue, and our top ten customers accounted for approximately 50.6% of our revenue. During the quarter ended April 3, 1999, two customers, Dell and IBM, accounted for approximately 25.8% and 9.8%, respectively, of our revenue, and our top ten customers accounted for approximately 68.8% of our revenue.

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

     - new competitors entering our markets;

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

     - IBM;

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

DEMAND FOR OUR PRODUCTS FLUCTUATES

     We currently offer products that are designed for desktop computers and network storage systems. As a result, the demand for our products depends on the overall demand for desktop computers and the NAS market. The desktop computer market tends to go through periods of rapid growth followed by periods of oversupply and rapid price and gross margin erosion. This environment makes it difficult for us and our customers to reliably forecast demand for our products. We do not have long-term supply contracts with our customers, and our customers often can defer or cancel orders with limited notice and without significant penalty.

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

SUPPLIER CONSOLIDATIONS

     Recently, two consolidations have been announced by Maxtor media suppliers. HMT Technology Corp. and Komag, Inc. on the one hand and MMC Technology, Inc. and Trace Storage Technology, Inc. on the other hand have announced intentions to enter into business combinations. While the business consolidations are not complete, the period of negotiation may lead to operational disruptions, including supply interruptions or quality issues. If the business combinations are completed, our risks include increased costs and reduced quality, from causes ranging from reduced competition to internal disruption, as well as the possibility of reduced or interrupted supply. While there are other media sources, there is no assurance that they would choose to do business with us, or that they could be successfully qualified or that they could provide an adequate supply. If we cannot obtain sufficient quantities of high quality media when we need them, our business, financial condition and results of operations could be materially and adversely affected.

WE DEPEND ON OUR KEY PERSONNEL

     Our success depends upon the continued contributions of our key employees, many of whom would be extremely difficult to replace. We also do not have key person life insurance on any of our personnel. Worldwide competition for skilled employees in the hard disk drive industry is extremely intense. We believe that some of our competitors recently have made targeted efforts to recruit employees from us. There is no guarantee that we will be successful in retaining our key employees. If we are unable to retain our existing employees or to hire and integrate new employees, our business, financial condition and results of operations could be materially and adversely affected.

WE WILL NEED ADDITIONAL MANUFACTURING CAPACITY IN THE FUTURE

     Our volume manufacturing operations currently are based in Singapore. A flood, earthquake or other disaster or condition affecting our facility could have a material adverse effect on our business, financial condition and results of operations. Although we believe that we will be able to add capacity at our current facilities or another facility to provide sufficient capacity through at least the end of 2000, our inability to add capacity to allow us to meet our customers' demands in a timely manner may limit our future growth and could have a material adverse effect on our business, financial condition and results of operations.

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

     We intend to seek financing arrangements, including a line of credit, to fund our future capacity expansion and working capital, as necessary. However, our ability to generate cash will depend on, among other things, demand in the desktop hard disk drive market and pricing conditions. If we need additional capital, there can be no assurance that such additional financing can be obtained, or, if obtained, that it will be available on satisfactory terms.

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

WE HAVE EXPOSURE FROM OUR WARRANTIES

     Our products may contain defects. We generally warrant our products for three years. Our standard warranty contains a limit on damages and an exclusion of liability for consequential damages and for negligent or improper use of the product. We establish a reserve, at the time of product shipment, in an amount equal to our estimated warranty expenses. We had warranty reserves of $56.3 million as of April 1, 2000 and $51.2 million as of January 1, 2000. While we believe that our warranty reserves will be sufficient, the failure to maintain sufficient warranty reserves or the unenforceability of our liability limitations could have a material adverse effect on our business, financial condition and results of operations.

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

     Our stock price also may be affected by events relating to Hyundai Electronics America and Hyundai Electronics Industries, including sales of our common stock by Hyundai Electronics America or the perception that such sales may occur. Our stock price may be subject to fluctuations in response to general economic conditions in the U.S., Korea, Southeast Asia and elsewhere, such as interest rates, inflation rates, exchange rates, unemployment rates, and trade surpluses and deficits. It is likely that in some future quarter or quarters our operating results will be below the expectations of stock market analysts or investors. In such event, our stock price probably will decline.

     In February 1999, DECS Trust IV, a newly formed trust, sold 12,500,000 DECS. The terms of the DECS provide that DECS Trust IV may distribute shares of our common stock owned by Hyundai Electronics America on or about February 15, 2002, or upon earlier liquidation of DECS Trust IV under certain circumstances. We do not know how or whether investors in the DECS offering will resell the DECS. Any market that develops for the DECS could reduce the demand for our common stock or otherwise negatively affect the market for our common stock.

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

     After a class action securities lawsuit was filed against StorMedia by certain of its shareholders in September 1996 which alleged, in part, that StorMedia failed to perform under the agreement, StorMedia sued HEI, Mong Hun Chung (HEI's chairman), Dr. Chong Sup Park (Hyundai Electronics America (HEA)'s President and the individual who signed the agreement on behalf of the Company) and K.S. Yoo (the individual who signed the agreement on behalf of HEI) (collectively the "Original Defendants") in federal court (the "Federal Suit"). In the Federal Suit, StorMedia alleged that at the time HEI entered into the StorMedia Agreement, it knew that it would not and could not purchase the volume of products it committed to purchase, and that failure to do so caused damages to StorMedia in excess of $206 million.

     In December 1996, the Company filed a complaint against StorMedia and William Almon (StorMedia's Chairman and Chief Executive Officer) in a Colorado state court seeking approximately $100 million in damages and alleging, among other claims, breach of contract, breach of implied warranty of fitness and fraud under the agreement (the "Colorado Suit"). This proceeding was stayed pending resolution of the Federal Suit. The Federal Suit was permanently dismissed early in February 1998. On February 24, 1998, StorMedia filed a new complaint in a California state court for $206 million, alleging fraud and deceit against the Original Defendants and negligent misrepresentation against HEI and the Company (the "California Suit"). On May 18, 1998, the stay on the Colorado Suit was lifted by the Colorado state court. The Company filed an Amended Complaint in July, 1998. Defendants filed a motion to dismiss in August, 1998, which is still pending. On September 9, 1998, the California Suit was stayed pending resolution of the Colorado Suit. On October 11, 1998, StorMedia filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Act. This bankruptcy filing caused an automatic stay of proceedings against StorMedia, including the Colorado Suit.

     Maxtor filed a proof of claim in the bankruptcy cases of both StorMedia Inc. and StorMedia International. In response, on November 2, 1999, StorMedia filed its Objections to Proof of Claim and Counterclaims and Crossclaims thereby commencing an adversary proceeding in its bankruptcy proceeding against Maxtor and HEI.

     On February 16, 2000, StorMedia, Maxtor and HEI stipulated and the Bankruptcy Court ordered that the stay of the Bankruptcy Court be modified to allow the Colorado suit to proceed to final, non-appealable judgment or settlement in the Colorado court.

     On April 11, 2000, Defendants filed an Answer to the Company's Amended Complaint and an Amended Counterclaim against the Company, HEI, Dr. Park, and Mr. Yoo.

     On May 2, 2000, the Company filed: (i) a Reply to Defendants' Amended Counterclaim; (ii) a Motion to Dismiss the Third Counterclaim; and (iii) a Motion to Strike Defendants' Seventh, Twelfth, Fourteenth, Fifteenth, and Sixteenth Affirmative Defenses. The Company's Motion to Dismiss and Motion to Strike still are pending.

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

     On March 18, 1999, we were sued in the United States District Court for the Northern District of California by Papst Licensing GmbH ("Papst"). The lawsuit alleges infringement of 15 patents covering various features of hard disk drive technology. We filed an Answer and Counterclaim on May 19, 1999, asserting defenses of implied license, patent exhaustion, misuse, invalidity, unenforceability and noninfringement, among others. By Order dated October 12, 1999, this case and 3 other actions involving Papst patents were transferred for coordinated or consolidated pre-trial proceedings by the Judicial Panel on Multidistrict Litigation to the Eastern District of Louisiana. On April 10, 2000, Papst filed a motion challenging aspects of our unfair competition counterclaim. We filed an opposition brief on May 1, 2000. A ruling on this motion is expected during May or June, 2000. We will participate in various discovery proceedings that are expected to commence within the next few months, and otherwise intend to vigorously defend this action. Although the final outcome of these claims cannot be determined at this time, we do not believe that resolution of these claims will have a material adverse effect on Maxtor's business, financial condition or results of operations. This statement should be read in conjunction with our Registration Statement on form S-3 as well as our periodic reports filed with the SEC. However, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance that they will not have a material adverse effect on the Company's business, financial position and results of operations.

     No amounts have been reserved in the accompanying consolidated financial statements for any legal claims or actions.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

     During September 1999, Creative Design Solutions, Inc. ("CDS"), a California corporation merged with and into a wholly owned subsidiary of Maxtor, which subsidiary then merged with and into Maxtor. We issued approximately 8,130,700 shares of our common stock in return for all of the outstanding capital stock of CDS as of the date of the acquisition. The issuance was deemed to be exempt from registration with the SEC in reliance upon Regulation D promulgated under the Securities Act of 1933, as amended, based upon the limited number of persons receiving shares and the knowledge and experience of such persons or their representative in evaluating the proposed investment. In addition, we have reserved approximately 825,000 shares of our common stock for issuance upon exercise of outstanding stock options of CDS, which we assumed in the acquisition.

ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K

     a. See Index to Exhibits on pages 25 to 27 hereof.

     Item 4 and 5 are not applicable and have been omitted.

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

                                          MAXTOR CORPORATION

                                          By       /s/ PAUL J. TUFANO

                                            ------------------------------------
                                                       Paul J. Tufano
                                              Senior Vice President, Finance,
                                                Chief Financial Officer and
                                                Principal Accounting Officer

Date: May 15, 2000

                               INDEX TO EXHIBITS

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
 27.1          Financial Data Schedule