Form 10-Q
period 2000-07-01
MAXTOR CORP
filed 2000-08-15
CIK 711039

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

                       FOR THE PERIOD ENDED JULY 1, 2000

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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of the registrant's common stock, $.01 par value per share, held by nonaffiliates of the registrant was $681,317,766 on August 7, 2000 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes.

     As of August 7, 2000, 113,552,961 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MAXTOR CORPORATION

                                   FORM 10-Q
                                 APRIL 1, 2000

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements.................    1
         Condensed Consolidated Balance Sheets --
           July 1, 2000, and January 1, 2000.........................    1
         Condensed Consolidated Statements of Operations --
           Three months and six months ended July 1, 2000, and July
           3, 1999...................................................    2
         Condensed Consolidated Statements of Cash Flows --
           Six months ended July 1, 2000, and July 3, 1999...........    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   11
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   23
Item 2.  Changes in Securities and Use of Proceeds...................   24
Item 4.  Submission of Matters to a Vote of Security Holders.........   24
Item 6.  Exhibits and Reports on Form 8-K............................   25
Signature Page.......................................................   26

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MAXTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                JULY 1,      JANUARY 1,
                                                                 2000           2000
                                                              -----------    ----------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  221,064     $  240,357
  Marketable securities.....................................     172,280        113,565
  Accounts receivable, net of allowance for doubtful
     accounts of $20,937 at July 1, 2000 and $15,459 at
     January 1, 2000........................................     248,247        231,616
  Inventories, net..........................................      98,683        103,854
  Prepaid expenses and other................................      20,499         12,338
                                                              ----------     ----------
          Total current assets..............................     760,773        701,730
Property, plant and equipment, net..........................     135,827        132,089
Goodwill and other intangible assets, net...................      50,075         55,107
Other assets................................................      15,844         17,409
                                                              ----------     ----------
          Total assets......................................  $  962,519     $  906,335
                                                              ==========     ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings, including current portion of
     long-term debt.........................................  $   10,767     $    5,000
  Accounts payable..........................................     388,558        404,874
  Accrued and other liabilities.............................     149,344        127,321
                                                              ----------     ----------
          Total current liabilities.........................     548,669        537,195
Long-term debt..............................................     101,920        113,770
                                                              ----------     ----------
          Total Liabilities.................................     650,589        650,965
Common Stock, $0.01 par value, 250,000,000 shares
  authorized; 115,142,620 shares issued and outstanding at
  July 1, 2000 and 113,428,924 shares issued and outstanding
  at January 1, 2000........................................       1,135          1,119
Additional paid-in capital..................................   1,054,849      1,043,964
Accumulated deficit.........................................    (751,138)      (791,928)
Cummulative other comprehensive income -- unrealized gain on
  investments in equity securities..........................       7,084          2,215
                                                              ----------     ----------
          Total stockholders' equity........................     311,930        255,370
                                                              ----------     ----------
          Total liabilities and stockholders' equity........  $  962,519     $  906,335
                                                              ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                               MAXTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                     ----------------------------    ----------------------------
                                     JULY 1, 2000    JULY 3, 1999    JULY 1, 2000    JULY 3, 1999
                                     ------------    ------------    ------------    ------------
Total revenue......................  $    667,074    $    524,588    $  1,358,360    $  1,206,178
Total cost of revenue..............       567,757         508,251       1,150,213       1,103,428
                                     ------------    ------------    ------------    ------------
  Gross profit.....................        99,317          16,337         208,147         102,750
Operating expenses:
  Research and development.........        61,198          48,901         116,560          96,174
  Selling, general and
     administrative................        26,677          22,515          51,995          42,867
  Amortization of goodwill and
     other intangible assets.......         2,520              --           5,040              --
                                     ------------    ------------    ------------    ------------
          Total operating
            expenses...............        90,395          71,416         173,595         139,041
                                     ------------    ------------    ------------    ------------
Income (loss) from operations......         8,922         (55,079)         34,552         (36,291)
Interest expense...................        (3,107)         (2,941)         (6,970)         (6,621)
Interest and other income..........         8,068           3,523          15,355           8,420
Gain on sale of investments........            --          22,125              --          22,125
                                     ------------    ------------    ------------    ------------
Income (loss) before provision for
  income taxes.....................        13,883         (32,372)         42,937         (12,367)
Provision for (benefit from) income
  taxes............................           694          (1,500)          2,147           1,500
                                     ------------    ------------    ------------    ------------
Net income (loss)..................        13,189         (30,872)         40,790         (13,867)
Other comprehensive income (loss):
  Unrealized gain on investments in
     equity securities.............            18              --           4,869              --
  Unrealized gain on investments
     arising during period.........            --           8,028              --          16,644
  Less: reclassification adjustment
     for gain included in net
     loss..........................            --         (22,125)             --         (22,125)
                                     ------------    ------------    ------------    ------------
Comprehensive income (loss)........  $     13,207    $    (44,969)   $     45,659    $    (19,348)
                                     ============    ============    ============    ============
Net income (loss) per share
     -- basic......................  $       0.11    $      (0.30)   $       0.36    $      (0.14)
     -- diluted....................  $       0.11    $      (0.30)   $       0.34    $      (0.14)
Shares used in per share
  calculation
     -- basic......................   114,981,276     103,046,181     114,505,628     100,979,476
     -- diluted....................   120,820,584     103,046,181     119,428,895     100,979,476

     See accompanying notes to condensed consolidated financial statements.

                               MAXTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                              ----------------------------
                                                              JULY 1, 2000    JULY 3, 1999
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................   $  40,790        $(13,867)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................      39,441          37,665
  Amortization of goodwill and other intangible assets......       5,040              --
  Stock compensation expense................................       2,769           1,697
  Loss (gain) on sale of investment.........................          --         (22,125)
  Loss (gain) on disposal of property, plant and
     equipment..............................................         348          (1,565)
  Change in assets and liabilities:
     Accounts receivable....................................     (16,631)        104,802
     Inventories............................................       5,171         (24,671)
     Other assets...........................................      (3,124)          1,466
     Accounts payable.......................................     (16,324)         17,291
     Accrued and other liabilities..........................      21,724         (17,180)
                                                               ---------        --------
          Net cash provided by operating activities.........      79,204          83,513
                                                               ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment................         106              --
Purchase of property, plant and equipment...................     (43,633)        (79,693)
Purchase of marketable securities...........................     (58,715)        (87,022)
Proceeds from sale of investments, net......................          --          22,090
Other.......................................................          --            (192)
                                                               ---------        --------
          Net cash used in investing activities.............    (102,242)       (144,817)
                                                               ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of debt, including short-term
  borrowings................................................      (4,387)        (55,280)
Proceeds from issuance of common stock from public offering, employee stock purchase plan and stock options
  exercised.................................................       8,132         100,743
                                                               ---------        --------
          Net cash provided by financing activities.........       3,745          45,463
                                                               ---------        --------
Net change in cash and cash equivalents.....................     (19,293)        (15,841)
Cash and cash equivalents at beginning of period............     240,357         214,126
                                                               ---------        --------
Cash and cash equivalents at end of period..................   $ 221,064        $198,285
                                                               =========        ========
Schedule of Non-Cash Investing and Financing Activities:
  Decrease in receivable from affiliates....................   $      --        $ (1,675)
  Retirement of debt in exchange for bond redemption........   $   5,000        $  5,000
  Increase (decrease) in unrealized gain on investments in
     equity securities......................................   $   4,869        $ (5,481)

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

 2. INVENTORIES

                                                    JULY 1, 2000    JANUARY 1, 2000
                                                    ------------    ---------------
                                                    (UNAUDITED)
                                                            (IN THOUSANDS)
Inventories, net comprised:
  Raw materials...................................    $29,537          $ 29,027
  Work-in-process.................................      3,694             2,302
  Finished goods..................................     65,452            72,525
                                                      -------          --------
                                                      $98,683          $103,854
                                                      =======          ========

 3. STOCKHOLDERS' EQUITY

     In May 2000, the Company's stockholders approved an increase in the maximum number of shares issuable under the Company's Amended and Restated 1996 Stock Option Plan (the "Option Plan"), from 17,475,685 to an aggregate total of 22,975,685 shares.

     In May 2000, the Company's stockholders approved an increase in the maximum number of shares issuable under the Company's 1998 Stock Purchase Plan (the "Purchase Plan"), from 2,400,000 to an aggregate total of 4,500,000 shares.

 4. ACQUISITION OF CREATIVE DESIGN SOLUTIONS, INC.

     In September 1999, the Company acquired all the outstanding stock of Creative Design Solutions, Inc. ("CDS"), in exchange for a total of 8,130,682 shares of our common stock and assumption of outstanding CDS stock options for an aggregate purchase price of approximately $57.6 million, including acquisition expenses.

     The acquisition was accounted for using the purchase method of accounting, and accordingly, the recognized purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition date of September 10, 1999. Approximately $2.7 million of the aggregate recognized purchase price was allocated to net tangible assets consisting primarily of cash, accounts receivable, inventory, prepaids, and property, plant and equipment, and $10.42 million to short-term borrowings, accounts payable, accrued liabilities and deferred revenue. The historical carrying amounts of such net assets approximated their fair values. Approximately $7 million was allocated to acquired in-process technology and was immediately charged to operations at the acquisition date because it had no alternative future use. Approximately $10.3 million was allocated to current products and

                               MAXTOR CORPORATION

                                  (UNAUDITED)

technology, workforce and customer list, which are being amortized over their estimated useful lives ranging from 1 to 7 years. The purchase price in excess of the fair value of identified tangible and intangible assets and liabilities assumed in the amount of $48.1 million was allocated to goodwill and is being amortized over its estimated useful life of 7 years. The Company will evaluate the periods of amortization continually to determine whether later events and circumstances warrant revised estimates of useful lives.

     The following unaudited pro forma consolidated amounts give effect to the acquisition of CDS as if it had occurred on December 27, 1998 by consolidating the results of operations of CDS with the results of the Company for the three and six months ended July 1, 2000 and July 3, 1999, respectively (in thousands, except share and per share amounts):

                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                            ----------------------------    ----------------------------
                              JULY 1,         JULY 3,         JULY 1,         JULY 3,
                                2000            1999            2000            1999
                            ------------    ------------    ------------    ------------
                                    (UNAUDITED)                     (UNAUDITED)
Revenue...................  $    667,074    $    524,694    $  1,358,360    $  1,206,365
Net income (loss).........  $     13,189    $    (38,603)   $     33,790    $    (35,748)
Net income per share:
  Basic...................  $       0.11    $      (0.34)   $       0.30    $      (0.33)
  Diluted.................  $       0.11    $      (0.34)   $       0.28    $      (0.33)
Shares used in per share
  calculation:
  Basic...................   114,981,276     112,697,101     114,505,628     109,870,277
  Diluted.................   120,820,584     112,697,101     119,428,895     109,870,277

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

                               MAXTOR CORPORATION

                                  (UNAUDITED)

 5. NET INCOME (LOSS) PER SHARE

     In accordance with the disclosure requirements of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations is provided as follows (in thousands, except share and per share amounts):

                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                             ----------------------------    ----------------------------
                               JULY 1,         JULY 3,         JULY 1,         JULY 3,
                                 2000            1999            2000            1999
                             ------------    ------------    ------------    ------------
                                     (UNAUDITED)                     (UNAUDITED)
NUMERATOR -- BASIC AND
  DILUTED
Net income (loss)..........  $     13,189    $    (30,872)   $     40,790    $    (13,867)
                             ============    ============    ============    ============
Net income available to
  common stockholders......  $     13,189    $    (30,872)   $     40,790    $    (13,867)
                             ============    ============    ============    ============
DENOMINATOR
Basic weighted average
  common shares
  outstanding..............   114,981,276     103,046,181     114,505,628     100,979,476
Effect of dilutive
  securities:
  Common stock options.....     5,839,308              --       4,923,268              --
                             ------------    ------------    ------------    ------------
Diluted weighted average
  common shares............   120,820,584     103,046,181     119,428,895     100,979,476
                             ============    ============    ============    ============
NET INCOME (LOSS) PER SHARE
  Basic....................  $       0.11    $      (0.30)   $       0.36    $      (0.14)
                             ============    ============    ============    ============
  Diluted..................  $       0.11    $      (0.30)   $       0.34    $      (0.14)
                             ============    ============    ============    ============

 6. SEGMENT REPORTING

     The Company has determined that it has a single reportable segment consisting of the design, manufacture and sale of data storage products for desktop computer and network storage systems used in heterogeneous computing environments. The Company uses one measurement of profitability and does not disaggregate its business for internal reporting. The Company has a worldwide sales, service and distribution network. Products are marketed and sold through a direct sales force to OEMs, distributors and retailers in the United States, Europe and Asia Pacific.

                               MAXTOR CORPORATION

                                  (UNAUDITED)

     Operations outside the United States primarily consist of the manufacturing plants in Singapore that produce subassemblies and final assemblies for the Company's disk drive products. Revenue by ship-to destination and long-lived asset information by geographic area for the three and six months ended July 1, 2000 and July 3, 1999 is presented in the following table:

                                THREE MONTHS ENDED         SIX MONTHS ENDED
                               --------------------    ------------------------
                               JULY 1,     JULY 3,      JULY 1,       JULY 3,
                                 2000        1999         2000          1999
                               --------    --------    ----------    ----------
(in thousands)
Revenue:
United States................  $291,893    $282,833    $  600,225    $  645,272
Asia Pacific.................   208,559     111,391       398,836       233,164
Europe.......................   143,782     129,177       305,092       326,468
Latin America and other......    22,840       1,187        54,207         1,274
                               --------    --------    ----------    ----------
          Total..............  $667,074    $524,588    $1,358,360    $1,206,178
                               ========    ========    ==========    ==========

                                JULY 1,    JANUARY 1,
                                  2000        2000
                                --------   ----------
(in thousands)
Long-lived assets:
United States.................  $ 57,211    $ 53,700
Asia Pacific..................    77,663      77,833
Europe........................       952         557
Latin America and other.......         0           0
                                --------    --------
          Total...............  $135,826    $132,090
                                ========    ========

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

     On September 18, 1996 a class action securities lawsuit was filed against StorMedia and certain of its officers in Superior Court of the State of California, County of Santa Clara. Among the allegations against StorMedia was the assertion that it failed to perform under a November 17, 1995 Purchase Agreement ("Agreement") with the Company and that StorMedia's failure to sue the Company for breach of the Agreement was evidence that StorMedia had breached the Agreement. (A concurrent class action was later filed in the U.S. District Court for the Northern District of California by the same parties.)

     On September 25, 1996, StorMedia commenced an action in the U.S. District Court for the Northern District of California entitled, StorMedia Incorporated
v. Hyundai Electronics Industries Co., Ltd., et al., U.S. District Court, Northern District, No. C-96 20805 RMW (EAI) (the "Federal Action"), against Hyundai Electronics Industries Co., Ltd. ("HEI") -- a shareholder of one of the Company's shareholders -- which also signed the Agreement. StorMedia also sued M.H. Chung, then HEI's chairman; K.S. Yoo, the individual who signed the Agreement on behalf of HEI; and Dr. C.S. Park, the individual who signed the Agreement on behalf of the Company. StorMedia, however, did not sue the Company.

     StorMedia filed an Amended Complaint on February 14, 1997 in the Federal Action. The Amended Complaint alleged Fraud and Deceit (against all Defendants); Negligent Misrepresentation (against all

                               MAXTOR CORPORATION

                                  (UNAUDITED)

Defendants); Breach of Contract (against HEI); Breach of Contract -- Covenant Not to Compete (against HEI); Breach of the Implied Covenant of Good Faith and Fair Dealing (against HEI); and Unlawful, Unfair or Fraudulent Business Practices (Against HEI). StorMedia alleged that HEI entered into a volume purchase agreement with StorMedia pursuant to which HEI and the Company committed to purchase rigid discs for use in the Company's drives. StorMedia contends that at the time HEI entered the Agreement, HEI knew that it could not and would not purchase the volume of products that it committed to purchase. StorMedia further contends that HEI entered into the contract in order to secure a source of components for the Company only long enough for HEI to develop its own internal disc manufacturing capacity and that it and the other defendants never intended to fully perform the Agreement. StorMedia sought damages in excess of $206 million dollars, punitive damages, injunctive relief, attorneys' fees, pre-judgment and post-judgment interest, and costs.

     On December 20, 1996, the Company filed a complaint in Colorado state court (the "Colorado Court") entitled Maxtor Corporation v. StorMedia Inc. et al., District Court, County of Boulder, Colorado, No. 96 CV 161 ("Colorado Action"), against StorMedia Incorporated, StorMedia International Ltd., and William J. Almon, StorMedia's CEO. The complaint alleges Breach of Contract (against all Defendants except Almon), Breach of the Implied Warranty of Fitness (against all Defendants except Almon), Breach of the Implied Warranty of Merchantability (against all Defendants except Almon), Fraud (against all Defendants), and Negligent Misrepresentation (against all Defendants). The Company seeks damages in excess of $100 million dollars, punitive damages, reasonable attorneys' fees, and costs. In March, 1997, the Colorado Action was stayed.

     On October 24, 1997, the Company filed a Motion to Intervene in the Federal Action. HEI moved to dismiss the action for failure to join the Company as a party. On February 18, 1998, the U.S. District dismissed the Federal Action in its entirety. Accordingly, on February 20, 1998, the Company filed a Motion for Relief from Stay in the Colorado Action. On February 24, 1998, the Company was served with a new complaint by StorMedia entitled StorMedia, Inc. and StorMedia International Ltd. v. Hyundai Electronics Industries Co., Ltd., et al., in the Superior Court of California, County of Santa Clara, Case No. CV 772103 ("California Action"). This new complaint alleges Fraud and Deceit (against all Defendants), Negligent Misrepresentation (against all Defendants), Breach of Contract (against HEI and the Company), Breach of Contract -- Covenant not to Compete (against HEI), Unlawful, Unfair, or Fraudulent Business Practices (against HEI and the Company). StorMedia seeks damages in excess of $206 million dollars, punitive damages, injunctive relief, attorneys' fees, pre-judgment and post-judgment interest, and costs. On March 26, 1998, the Company moved to stay the California Action in light of the substantially identical action pending in Colorado. On May 14, 1998, the hearing on this motion had been continued, subject to any parties' right to seek an expedited hearing, to July 14, 1998. Pursuant to the parties' stipulation and subsequent Order, this hearing was continued to August 18, 1998. In the interim, pursuant to the Company's application, discovery was stayed.

     On May 15, 1998, following a motion brought by the Company, the stay of the Colorado Action was lifted. Defendants StorMedia and StorMedia International Limited answered the Complaint and asserted a counterclaim. In addition, Defendants StorMedia, StorMedia International Limited and William Almon brought a motion to dismiss portions of Maxtor's Complaint. On July 31, 1998, the Company filed an Amended Complaint, and Dr. C.S. Park, HEI, and K.S. Yoo filed Third-Party Answers. Defendants StorMedia, StorMedia International Limited and William Almon moved to dismiss three causes of action in Maxtor's Amended Complaint. No hearing date was set. On September 9, 1998, the California Action was stayed pending resolution of the Colorado Action.

     During October, 1998, StorMedia and four of its direct and indirect subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 of the United States code (the "Bankruptcy Code"). The five chapter 11

                               MAXTOR CORPORATION

                                  (UNAUDITED)

cases were consolidated for administrative purposes only under Case No. 98-58275-ASW (the "Bankruptcy Cases"). The bankruptcy filings caused an automatic stay of proceedings against StorMedia, including the Colorado Action.

     On or about February 17, 1999, the Company filed proofs of claim in the Bankruptcy Cases against StorMedia and StorMedia International, Ltd. In both proofs of claim, the Company asserted claims based upon the claims and allegations set forth in the Colorado Action. On or about November 2, 1999, StorMedia filed an "Objection To Proof Of Claim And Counterclaims And Crossclaims For Breach Of Contract, Breach Of The Implied Covenant Of Good Faith, And Fair Dealing, Promissory Fraud, And Fraud And Deceit," titled StorMedia, Inc and StorMedia Int'l Ltd. v. Maxtor Corp. and Hyundai Electronics Indus., Inc. (In re StorMedia, Inc.), commencing Adversary Proceeding Number 99-5409 (the "Bankruptcy Action"). In the Bankruptcy Action, StorMedia seeks to disallow the Company's proof of claim on the grounds that under Bankruptcy Code section 502(b) and applicable state law, the Company's claims against StorMedia are unenforceable and not allowable because the Company rejected StorMedia's products for reasons other than quality. StorMedia further seeks a determination pursuant to Bankruptcy Code section 502(b) and applicable state law that the Company's claims are unenforceable and not allowable because StorMedia is entitled to a setoff in an amount exceeding the Company's claims. StorMedia further seeks a determination that under Bankruptcy Code section 510(c) and applicable state law that any allowable claim of the Company is equitably subordinated to all allowed claims of StorMedia's other creditors. In addition, StorMedia also asserts in the Bankruptcy Action counterclaims against the Company and cross-claims against HEI asserting: Breach of Volume Purchase Agreement, Breach of the Implied Covenant of Good Faith and Fair Dealing, Promissory Fraud and Fraud and Deceit.

     On February 16, 2000, the Bankruptcy Court approved a stipulation entered into among the Company, HEI and StorMedia, which provided, in part, that the Bankruptcy Court will abstain from the Bankruptcy Action pursuant to 28 U.S.C. sec. 1334(c). The stipulation also provided that the automatic stay imposed by the Bankruptcy Court will be modified, pursuant to 11 U.S.C. sec. 362(d), to allow all parties to the Colorado Action to proceed to final, non-appealable judgment or settlement.

     In addition, the parties agreed that any award of damages pursuant to final, non-appealable judgment entered by the Colorado Court in favor of the Company or any final, non-appealable stipulated judgment or other form of settlement entered into in the Colorado Action in favor of the Company will be deemed to be a valid claim under applicable non-bankruptcy law for the purposes of allowance in StorMedia's bankruptcy cases, subject, however, in all respects to the determination by the Bankruptcy Court of all issues within the Bankruptcy Court's exclusive jurisdiction (the "Bankruptcy Court Matters") including, but not limited to: (i) the extent to which StorMedia holds defenses that arise exclusively under the Bankruptcy Code to the allowance of such claim in StorMedias' bankruptcy cases; (ii) the classification of such claim under the Plan; (iii) the extent to which such claim may be equitably subordinated pursuant to 11 U.S.C. sec. 510; and (iv) the extent to which such claim may reduce the Company's liability to StorMedia, if any (as determined by a final non-appealable judgment of the Colorado Court), pursuant to 11 U.S.C. sec. 553. The Bankruptcy Court Matters will remain subject to Bankruptcy Court jurisdiction and will be stayed and held in abeyance until such time as the Colorado Court has fully resolved the Colorado Action by entry of a final, non-appealable judgment or settlement.

     Trial has been scheduled to begin September 10, 2001.

     The Company believes that it has valid defenses against the claims alleged by StorMedia and intends to defend itself vigorously. However, due to the nature of litigation and because the pending lawsuits remain in the early pre-trial stages, the Company cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. The litigation could result in significant diversion of time by the Company's technical personnel, as well as substantial expenditures for

                               MAXTOR CORPORATION

                                  (UNAUDITED)

future legal fees. After considering the nature of the claims and facts relating to the litigation, including the results of preliminary discovery, the Company's management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition or results of operations. However, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance that they will not have a material adverse effect on the Company's business, financial position and results of operations.

     No amounts have been reserved in the accompanying condensed consolidated financial statements for any legal claims or actions.

 8. RECLASSIFICATIONS

     Certain reclassifications have been made to prior quarter balances to conform to current quarter classifications.

 9. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require us to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically as to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings. In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. The company is in the process of evaluating the requirements of SFAS No. 133, but does not expect this pronouncement to materially impact its financial position or results of operation.

     In December 1999, the SEC issued Staff Accounting Bulleting No. 101 ("SAB101"), "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB 101 with earlier application encouraged. Subsequently, in June 2000, the SEC issued SAB 101B to defer the implementation of SAB 101 until the fourth fiscal quarter of 2000. The company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

10. RELATED PARTY TRANSACTION

     The Company had cost of revenue that included certain component parts purchased from MMC Technology, Inc., a wholly owned subsidiary of HEA, amounting to $40 million for the quarter ended July 1, 2000 and $81 million for the six months ended July 1, 2000. The cost of revenue also includes certain component parts purchased from HEI which to date have not been significant.

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

     We formed Maxtor Network Systems Group ("MNSG") subsequent to the acquisition of CDS. MSNG concentrates on products and offerings in or related to the Network Attached Storage market.

  Revenue and Gross Profit

                            THREE MONTHS ENDED                SIX MONTHS ENDED
                            ------------------              --------------------
                            JULY 1,    JULY 3,              JULY 1,     JULY 3,
                             2000       1999      CHANGE      2000        1999      CHANGE
                            -------    -------    ------    --------    --------    ------
                               (UNAUDITED)                      (UNAUDITED)
                                                    (IN MILLIONS)
Total revenue.............  $667.1     $524.6     $142.5    $1,358.3    $1,206.2    $152.1
Gross profit..............  $ 99.3     $ 16.3     $ 83.0    $  208.1    $  102.8    $105.3
Net income................  $ 13.2     $(30.9)    $ 44.1    $   40.8    $  (13.9)   $ 54.7
As a percentage of
  revenue:
Total revenue.............   100.0%     100.0%                 100.0%      100.0%
Gross profit..............    14.9%       3.1%                  15.3%        8.5%
Net income................     2.0%      -5.9%                   3.0%       -1.2%

  Revenue

     Total revenue for the second quarter of fiscal year 2000 increased 27.2% compared to the same quarter in fiscal year 1999 primarily due to the increase in volume shipments coupled with better product mix. Total shipments for the second fiscal quarter 2000 were 6.5 million units, which was 1.5 million units or 31.1% higher compared to the second fiscal quarter a year ago. Revenue from the Original Equipment Manufacturer (OEM) channel for the quarter ended July 1, 2000 represented 71.9% of total revenue compared to 83.9% for the corresponding quarter in 1999. Revenue from the distribution and retail channels represented 28.1% of total revenue for the second quarter in 2000 compared to 16.1% for the same quarter in fiscal year 1999.

     Revenue and unit volume growth in 2000 were favorably impacted by better time to market performance, increased penetration of the distribution channel, and a continued trend to shipping higher capacity drives.

  Gross Profit

     Gross profit as a percentage of revenue increased to 14.9% in the second quarter of 2000 from 3.1% in the same quarter of 1999. The increase in gross profit is due overall to manufacturing efficiencies including improved product designs, lower component cost and improved manufacturing yields. We expect to continue volume growth for the remainder of the fiscal year 2000.

Operating expenses

                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                  ------------------              ------------------
                                  JULY 1,    JULY 3,              JULY 1,    JULY 3,
                                   2000       1999      CHANGE     2000       1999      CHANGE
                                  -------    -------    ------    -------    -------    ------
                                     (UNAUDITED)                     (UNAUDITED)
                                                         (IN MILLIONS)
Research and development........   $61.2      $48.9     $12.3     $116.6      $96.2     $20.4
Selling, general and
  administrative................   $26.7      $22.5     $ 4.2     $ 52.0      $42.9     $ 9.1
Amortization of goodwill and
  other intangible assets.......   $ 2.5      $  --     $ 2.5     $  5.0      $  --     $ 5.0
As a percentage of revenue:
Research and development........     9.2%       9.3%                 8.6%       8.0%
Selling, general and
  administrative................     4.0%       4.3%                 3.8%       3.6%
Amortization of goodwill and
  other intangible assets.......     0.4%       0.0%                 0.4%       0.0%

  Research and Development (R&D)

     R&D expense as a percentage of revenue decreased to 9.2% in the second quarter of 2000 compared to 9.3% for the same quarter in 1999. R&D expense for the six months ended July 1, 2000 as a percentage of revenue increased to 8.6% compared to 8.0% for the same period a year ago. The absolute dollar level of R&D expenditures during fiscal 2000 increased due to our continued efforts to maintain leadership products, addressing the requirements of the desktop PC market as well as investments in the Network Attached Storage market.

  Selling, General and Administrative (SG&A)

     SG&A expense as a percentage of revenue decreased to 4.0% in the second quarter of 2000 compared to 4.3% for the same quarter in 1999. SG&A expense for the six months ended July 1, 2000 as a percentage of revenue increased to 3.8% compared to 3.60% for the same period a year ago. The increase in absolute dollars is primarily due to our costs associated with supporting Maxtor's higher sales volume and increased emphasis in the distribution and retail markets.

  Stock Compensation

     In 1996 we adopted the 1996 Stock Option Plan (the "Plan"), pursuant to which substantially all of our domestic employees and certain international employees received options that were required to be accounted for as variable options. These options, which were granted between May 1996 and October 1997, required remeasurement of any intrinsic compensation element at each reporting date determined by the difference between the estimated current fair value of our stock and the exercise price of the options. In the first quarter of 1998, we amended and restated the Plan to remove the variable features and all grants subsequent to October 1997 have been subject to fixed terms. In the second quarter of 1998, we offered and re-issued new fixed-award options in exchange for options previously issued under variable terms, thereby eliminating the requirement to remeasure these options in subsequent periods. In connection therewith, we recorded compensation expense related to the difference between the estimated fair market value of our stock as of March 28, 1998 and the stated value of our options. Compensation cost was reflected in accordance with

Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Accordingly, we recorded non-cash compensation expense of $0.6 million in the second quarter of 1999 and $0.2 million in the second quarter of 2000. Non-cash compensation expense for the six months ended July 1, 1999 was $1.5 million and $.6 in the first six months of 2000. The remaining unrecognized compensation element will be reflected in quarterly charges, decreasing sequentially through the second quarter of 2001.

  Amortization of goodwill and other intangible assets

     Amortization of goodwill and other intangible assets represents the amortization of workforce, customer list and other current products and technology in the amount of $2.5 million in the second quarter of 2000 arising from our acquisition of CDS in September 1999. There were no such expenses in the second quarter of 1999 as the Company did not acquire CDS until the second quarter of 1999.

  Interest Expense and Interest Income

                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                  ------------------              ------------------
                                  JULY 1,    JULY 3,              JULY 1,    JULY 3,
                                   2000       1999      CHANGE     2000       1999      CHANGE
                                  -------    -------    ------    -------    -------    ------
                                     (UNAUDITED)                     (UNAUDITED)
                                                         (IN MILLIONS)
Interest expense................   $3.1       $ 2.9     $  0.2     $ 7.0      $ 6.6     $  0.4
Interest and other income.......   $8.0       $ 3.5     $  4.5     $15.3      $ 8.4     $  6.9
Gain on sale of investment......   $ --       $22.1     $(22.1)    $  --      $22.1     $(22.1)
As a percentage of revenue:
Interest expense................    0.5%        0.6%                 0.5%       0.5%
Interest and other income.......    1.2%        0.7%                 1.1%       0.7%
Gain on sale of investment......    0.0%        4.2%                 0.0%       1.8%

  Interest Expense

     Interest expense as a percentage of revenue declined from 0.6% in the second quarter of 1999 to 0.5% in the second quarter of fiscal year 2000. In absolute dollar terms, interest expense increased by $0.2 million in the second quarter of 2000 and increased by $0.4 million for the first six months of 2000. Our total short-term and long-term outstanding borrowings were $90.0 million as of July 3, 1999 and $112.7 million as of July 1, 2000.

  Interest and Other Income

     Interest and other income in the second quarter of 2000 increased in both absolute dollar amount and as a percentage of revenue when compared to the second quarter of 1999. Additionally, interest and other income for the first six months of 2000 also improved over the same period a year ago. Our total cash and cash equivalents and marketable securities were $298.6 million as of July 3, 1999 compared to $393.3 million as of July 1, 2000.

  Provision for income taxes

                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                         ------------------              ------------------
                                         JULY 1,    JULY 3,              JULY 1,    JULY 3,
                                          2000       1999      CHANGE     2000       1999      CHANGE
                                         -------    -------    ------    -------    -------    ------
                                            (UNAUDITED)                     (UNAUDITED)
                                                                (IN MILLIONS)
Income before provision for income
  taxes..............................     $13.9     $(32.4)    $46.3      $42.9     $(12.4)    $55.3
Provision for income taxes...........     $ 0.7     $ (1.5)    $ 2.2      $ 2.1     $  1.5     $ 0.6

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

LIQUIDITY AND CAPITAL RESOURCES

     As of July 1, 2000, we had $393.3 million in cash, and cash equivalents and marketable securities as compared to $353.9 million at January 1, 2000.

     Operating activities provided net cash of $79.2 million for the six-month period ended July 1, 2000. The cash provided from operating activities was principally generated from net income after adjustment for depreciation and amortization, which was partially offset by the increase of accounts receivable and a reduction in accounts payable. Investing activities used cash of $102.2 million during the first six months of 2000, principally for the purchase of marketable securities and for the purchase of property, plant and equipment.

     As of July 1, 2000, our outstanding debt comprised $85.0 million of publicly-traded subordinated debentures, due March 1, 2012 and a Singapore dollar denominated loan equivalent to $28.0 million from the Economic Board of Development of Singapore which is guaranteed by a bank. Our outstanding subordinated debentures are entitled to annual sinking fund payments of $5.0 million, which commenced March 1, 1998. These debentures are no longer convertible into our common stock or any other security of Maxtor. The Singapore dollar denominated loan has seven consecutive semi-annual installment payments, commencing on March 1, 2001.

     We also have a $200.0 million asset securitization program with Fleet National Bank under which we sell our eligible trade accounts receivable on a non-recourse basis through a special purpose entity. At July 1, 2000, $75.0 million of accounts receivable was securitized under the program and excluded from our accounts receivable balance.

     We believe the existing capital resources, together with cash generated from operations and borrowing capacity, will be sufficient to fund our operations through at least the next twelve months. We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and to invest in property, plant and equipment. During 2000, capital expenditures are expected to be between approximately $170.0 million and $190.0 million, to be used principally for updating and adding manufacturing capacity, and research and development activities. We intend to seek financing arrangements to fund our future capacity expansion and working capital, as necessary. However, our ability to generate cash will depend on, among other things, demand in the desktop hard disk drive market and pricing conditions. If we need additional capital, there can be no assurance that such additional financing can be obtained, or, if obtained, that it will be available on satisfactory terms. See discussion below under the heading "Certain Factors Affecting Future Performance".

CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF $751.1 MILLION

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

     During the quarter ended July 3, 2000 the Company had net income of $13.2 million as compared to a net loss of $30.9 during the same quarter of fiscal 1999.

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

A SIGNIFICANT AMOUNT OF OUR REVENUE COMES FROM A FEW CUSTOMERS

     We sell most of our products to a limited number of customers. During the six months ended July 1, 2000, one customer, Dell, accounted for approximately 13% of our revenue, and our top ten customers accounted for approximately 51% of our revenue. During the six months ended July 3, 1999, two customers, Dell and IBM, accounted for approximately 26% and 10%, respectively, of our revenue, and our top ten customers accounted for approximately 69% of our revenue.

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

WE DEPEND ON OUR KEY PERSONNEL

     Our success depends upon the continued contributions of our key employees, many of whom would be extremely difficult to replace. We also do not have key person life insurance on any of our personnel. Most of our senior management and a significant number of our other employees have been with us for less than four years. Worldwide competition for skilled employees in the hard disk drive industry is extremely intense. We believe that some of our competitors recently have made targeted efforts to recruit employees from us. There is no guarantee that we will be successful in retaining our key employees. If we are unable to retain our existing employees or to hire and integrate new employees, our business, financial condition and results of operations could be materially and adversely affected.

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

WE HAVE EXPOSURE FROM OUR WARRANTIES

     Our products may contain defects. We generally warrant our products for three years. Our standard warranty contains a limit on damages and an exclusion of liability for consequential damages and for negligent or improper use of the product. We establish a reserve, at the time of product shipment, in an amount equal to our estimated warranty expenses. We had warranty reserves of $60.0 million as of July 1, 2000 and $51.2 million as of January 1,2000. While we believe that our warranty reserves will be sufficient, the failure to maintain sufficient warranty reserves or the unenforceability of our liability limitations could have a material adverse effect on our business, financial condition and results of operations.

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

     After a class action securities lawsuit was filed against StorMedia by certain of its shareholders in September 1996 which alleged, in part, that StorMedia failed to perform under the agreement, StorMedia sued HEI, Mong Hun Chung (then HEI's chairman), Dr. Chong Sup Park (then Hyundai Electronics America (HEA)'s President and the individual who signed the agreement on behalf of the Company) and K.S. Yoo (the individual who signed the agreement on behalf of HEI) (collectively the "Original Defendants") in federal court (the "Federal Suit"). In the Federal Suit, StorMedia alleged that at the time HEI entered into the StorMedia Agreement, it knew that it would not and could not purchase the volume of products it committed to purchase, and that failure to do so caused damages to StorMedia in excess of $206 million.

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

     On March 18, 1999, we were sued in the United States District Court for the Northern District of California by Papst Licensing GmbH ("Papst"). The lawsuit alleges infringement of 15 patents covering various features of hard disk drive technology. We filed an Answer and Counterclaim on May 19, 1999, asserting defenses of implied license, patent exhaustion, misuse, invalidity, unenforceability and noninfringement, among others. By Order dated October 12, 1999, this case and three other actions involving Papst patents were transferred for coordinated or consolidated pre-trial proceedings by the Judicial Panel on Multidistrict Litigation to the Eastern District of Louisiana. On April 10, 2000, Papst filed a motion challenging aspects of our unfair competition counterclaim. We filed an opposition brief on May 1, 2000, and Papst filed a reply brief on May 22, 2000. The Court has not yet ruled on this motion. We will participate in various discovery proceedings that are expected to commence within the next few months, and otherwise intend to vigorously defend this action. Although the final outcome of these claims cannot be determined at this time, we do not believe that resolution of these claims will have a material adverse effect on Maxtor's business, financial condition or results of operations. This statement should be read in conjunction with our Registration Statement on form S-3 as well as our periodic reports filed with the SEC.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the company's annual meeting of stockholders held on May 11, 2000, the stockholders elected each of the nominees for Class II director the Board of Directors. The votes were as follows:

                    NOMINEE                           FOR       WITHHELD AUTHORITY
                    -------                           ---       ------------------
Thomas Lyman Chun...............................  100,787,271       1,990,505
Roger W. Johnson................................  100,789,281       1,988,495
Y. H. Kim.......................................  100,074,083       2,703,693

     The following directors' terms of office continue until the annual meeting indicated: C. S. Park, Michael R. Cannon and Charles F. Christ (Class III term expires at the 2001 annual meeting); and C. S. Chung and Charles Hill (Class I term expires at the 2002 annual meeting).

     The following matters were also submitted to and approved by a vote of the stockholders with the results of the voting being as shown:

                                                                           BROKER
             PROPOSAL                    FOR        AGAINST     ABSTAIN   NON-VOTES
             --------                    ---        -------     -------   ---------
Approval of amendment of the
  Company's 1996 Stock Option Plan
  to increase by 5,500,000 the
  aggregate number of shares of
  Common Stock authorized for
  issuance under the plan..........   54,107,197   21,010,750   967,543      --
Approval of amendment of the
  Company's 1998 Employee Stock
  Purchase Plan to increase by
  2,100,000 the aggregate number of
  shares of Common Stock authorized
  for issuance under such plan.....   73,889,053    1,231,104   965,333      --
Approval and ratification of the
  selection of
  PricewaterhouseCoopers LLP as
  independent accountants of the
  Company for the fiscal year
  ending December 30, 2000.........  102,624,590       83,093    70,093      --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. See Index to Exhibits on pages 26 to 27 hereof.

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

                                          MAXTOR CORPORATION

                                          By      /s/ PAUL J. TUFANO
                                          --------------------------------------
                                             Senior Vice President, Finance,
                                               Chief Financial Officer and
                                               Principal Accounting Officer

Date: August 14, 2000

                               INDEX TO EXHIBITS

                                                                               SEQUENTIALLY
 EXHIBIT NO                             DESCRIPTION                           NUMBERED PAGES
 ----------                             -----------                           --------------
  27.1          Financial Data Schedule (EDGAR filed version only)..........