Form 10-Q
period 2000-09-30
MAXTOR CORP
filed 2000-11-14
CIK 711039

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

                    FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of the registrant's common stock, $.01 par value per share, held by nonaffiliates of the registrant was $673,349,427 on November 9, 2000 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes.

     As of November 9, 2000, 116,169,646 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MAXTOR CORPORATION

                                   FORM 10-Q
                               SEPTEMBER 30, 2000

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                        PAGE
                                                                       -------
Item 1.  Condensed Consolidated Financial Statements
         Condensed Consolidated Balance Sheets --
           September 30, 2000, and January 1, 2000...................        1
         Condensed Consolidated Statements of Operations --
           Three months and nine months ended September 30, 2000, and
           October 2, 1999...........................................        2
         Condensed Consolidated Statements of Cash Flows --
           Nine months ended September 30, 2000, and October 2,
           1999......................................................        3
         Notes to Condensed Consolidated Financial Statements........   4 - 11
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................  13 - 24

                     PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................  25 - 27
Item 6.  Exhibits and Reports on Form 8-K............................       27
Signature Page.......................................................       28

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MAXTOR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,    JANUARY 1,
                                                                  2000            2000
                                                              -------------    ----------
Current assets:
  Cash and cash equivalents.................................   $  154,628      $  240,357
  Marketable securities.....................................      196,382         113,565
  Accounts receivable, net of allowance for doubtful
     accounts of $16,507 at September 30, 2000 and $15,459
     at January 1, 2000.....................................      268,475         231,616
  Inventories, net..........................................      107,334         103,854
  Prepaid expenses and other................................       18,159          12,338
                                                               ----------      ----------
          Total current assets..............................      744,978         701,730
Property, plant and equipment, net..........................      159,157         132,089
Goodwill and other intangible assets, net...................       47,555          55,107
Other assets................................................       13,875          17,409
                                                               ----------      ----------
          Total assets......................................   $  965,565      $  906,335
                                                               ==========      ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings, including current portion of
     long-term debt.........................................   $   15,300      $    5,000
  Accounts payable..........................................      408,333         404,874
  Accrued and other liabilities.............................      150,574         127,321
                                                               ----------      ----------
          Total current liabilities.........................      574,207         537,195
Long-term debt..............................................       92,279         113,770
                                                               ----------      ----------
          Total liabilities.................................      666,486         650,965
Common Stock, $0.01 par value, 250,000,000 shares
  authorized; 116,125,550 shares issued and outstanding at
  September 30, 2000 and 113,428,924 shares issued and
  outstanding at January 1, 2000............................        1,137           1,119
Additional paid-in capital..................................    1,058,689       1,043,964
Accumulated deficit.........................................     (765,131)       (791,928)
Cumulative other comprehensive income -- unrealized gain on
  investments in equity securities..........................        4,384           2,215
                                                               ----------      ----------
          Total stockholders' equity........................      299,079         255,370
                                                               ----------      ----------
          Total liabilities and stockholders' equity........   $  965,565      $  906,335
                                                               ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                               MAXTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                    -----------------------------    -----------------------------
                                    SEPTEMBER 30,     OCTOBER 2,     SEPTEMBER 30,     OCTOBER 2,
                                        2000             1999            2000             1999
                                    -------------    ------------    -------------    ------------
Total revenue.....................  $    619,314     $    589,321    $  1,977,674     $  1,795,499
Total cost of revenue.............       556,379          575,488       1,706,592        1,678,916
                                    ------------     ------------    ------------     ------------
     Gross profit.................        62,935           13,833         271,082          116,583
Operating expenses:
  Research and development........        54,851           46,732         171,411          142,905
  Selling, general and
     administrative...............        23,269           21,352          75,264           64,220
  Acquired in-process
     technology...................            --            7,028              --            7,028
  Amortization of goodwill and
     other intangible assets......         2,520              598           7,560              598
                                    ------------     ------------    ------------     ------------
          Total operating
            expenses..............        80,640           75,710         254,235          214,751
                                    ------------     ------------    ------------     ------------
Income (loss) from operations.....       (17,705)         (61,877)         16,847          (98,168)
Interest expense..................        (3,435)          (3,349)        (10,405)          (9,970)
Interest and other income.........         6,410            3,088          21,765           11,508
Gain on sale of investments.......            --           21,995              --           44,120
                                    ------------     ------------    ------------     ------------
Income (loss) before provision for
  income taxes....................       (14,730)         (40,143)         28,207          (52,510)
Provision for (benefit from)
  income taxes....................          (737)             132           1,410            1,632
                                    ------------     ------------    ------------     ------------
Net income (loss).................       (13,993)         (40,275)         26,797          (54,142)
Other comprehensive income (loss):
  Unrealized gain (loss) on
     investments in equity
     securities...................        (2,700)             187           2,169           16,831
  Less: reclassification
     adjustment for gain (loss)
     included in net loss.........            --          (21,995)             --          (44,120)
                                    ------------     ------------    ------------     ------------
Comprehensive income (loss).......  $    (16,693)    $    (62,083)   $     28,966     $    (81,431)
                                    ============     ============    ============     ============
Net income (loss) per share
  -- basic........................  $      (0.12)    $      (0.38)   $       0.23     $      (0.53)
  -- diluted......................  $      (0.12)    $      (0.38)   $       0.22     $      (0.53)
Shares used in per share
  calculation
  -- basic........................   115,709,525      106,713,093     114,906,927      102,890,681
  -- diluted......................   115,709,525      106,713,093     119,156,289      102,890,681

     See accompanying notes to condensed consolidated financial statements.

                               MAXTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                              ---------------------------
                                                              SEPTEMBER 30,    OCTOBER 2,
                                                                  2000            1999
                                                              -------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................    $  26,797      $ (54,142)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................       59,861         58,295
  Amortization of goodwill and other intangible assets......        7,560            598
  Acquired in-process technology............................           --          7,028
  Stock compensation expense................................        3,762          2,017
  Gain on sale of investment................................           --        (44,120)
  Loss (gain) on disposal of property, plant and
     equipment..............................................        2,255           (596)
  Changes in assets and liabilities:
     Accounts receivable....................................      (36,859)        99,683
     Inventories............................................       (3,480)        29,950
     Other assets...........................................       (3,267)        (4,857)
     Accounts payable.......................................        3,451        (54,835)
     Accrued and other liabilities..........................       22,738         (6,275)
                                                                ---------      ---------
          Net cash provided by operating activities.........       82,818         32,746
                                                                ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment................          174            316
Purchase of property, plant and equipment...................      (89,358)       (95,523)
Cash acquired from acquisition..............................           --            710
Purchase of marketable securities...........................      (82,817)       (99,702)
Proceeds from sale of investments, net......................           --         44,404
Other.......................................................           --         (1,566)
                                                                ---------      ---------
          Net cash used in investing activities.............     (172,001)      (151,361)
                                                                ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, including short-term
  borrowings................................................                      28,175
Principal payments of debt, including short-term
  borrowings................................................       (7,527)       (55,280)
Principal payments under capital lease obligations..........           --            (27)
Proceeds from issuance of common stock from public offering, employee stock purchase plan and stock options
  exercised.................................................       10,981        103,432
                                                                ---------      ---------
          Net cash provided by financing activities.........        3,454         76,300
                                                                ---------      ---------
Net change in cash and cash equivalents.....................      (85,729)       (42,315)
Cash and cash equivalents at beginning of period............      240,357        214,126
                                                                ---------      ---------
Cash and cash equivalents at end of period..................    $ 154,628      $ 171,811
                                                                =========      =========
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Increase (decrease) in receivable from affiliates.........    $      --      $  (3,563)
  Retirement of debt in exchange for bond redemption........    $   5,000      $   5,000
  Decrease in unrealized gain on investments in equity
     securities.............................................    $      --      $ (27,167)
  Common stock issued for acquisition.......................    $      --      $      81

     See accompanying notes to condensed consolidated financial statements.

                               MAXTOR CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation ("Maxtor" or the "Company") and its condensed wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended January 1, 2000 incorporated in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

 2. INVENTORIES

                                                      SEPTEMBER 30,    JANUARY 1,
                                                          2000            2000
                                                      -------------    ----------
                                                       (UNAUDITED)
                                                            (IN THOUSANDS)
Inventories, net comprised:
  Raw materials.....................................    $ 33,073        $ 29,027
  Work-in-process...................................       7,577           2,302
  Finished goods....................................      66,684          72,525
                                                        --------        --------
                                                        $107,334        $103,854
                                                        ========        ========

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

                               MAXTOR CORPORATION

                                  (UNAUDITED)

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

     The following unaudited pro forma consolidated amounts give effect to the acquisition of CDS as if it had occurred on December 27, 1998 by consolidating the results of operations of CDS with the results of the Company for the three and nine months ended September 30, 2000 and October 2, 1999, respectively (in thousands, except share and per share amounts:)

                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                    -----------------------------    -----------------------------
                                    SEPTEMBER 30,     OCTOBER 2,     SEPTEMBER 30,     OCTOBER 2,
                                        2000             1999            2000             1999
                                    -------------    ------------    -------------    ------------
                                             (UNAUDITED)                      (UNAUDITED)
Revenue...........................  $    619,314     $    589,657    $  1,977,674     $  1,796,022
Net income (loss).................  $    (13,993)    $    (38,593)   $     26,797     $    (67,284)
Net income (loss) per share:
  Basic...........................  $      (0.12)    $      (0.34)   $       0.23     $      (0.64)
  Diluted.........................  $      (0.12)    $      (0.34)   $       0.22     $      (0.64)
Shares used in per share
  calculation Basic...............   115,709,525      112,877,358     114,906,927      104,945,436
  Diluted.........................   115,709,525      112,877,358     119,156,289      104,945,436

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

                               MAXTOR CORPORATION

                                  (UNAUDITED)

 5. NET INCOME (LOSS) PER SHARE

     In accordance with the disclosure requirements of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations is provided as follows (in thousands, except share and per share amounts):

                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                    -----------------------------    -----------------------------
                                    SEPTEMBER 30,     OCTOBER 2,     SEPTEMBER 30,     OCTOBER 2,
                                        2000             1999            2000             1999
                                    -------------    ------------    -------------    ------------
                                             (UNAUDITED)                      (UNAUDITED)
NUMERATOR -- BASIC AND DILUTED
Net income (loss).................  $    (13,993)    $    (40,275)   $     26,797     $    (54,142)
                                    ============     ============    ============     ============
Net income (loss) available to
  common stockholders.............  $    (13,993)    $    (40,275)   $     26,797     $    (54,142)
                                    ============     ============    ============     ============
DENOMINATOR
Basic weighted average common
  shares outstanding..............   115,709,525      106,713,093     114,906,927      102,890,681
Effect of dilutive securities:
  Common stock options............            --               --       4,249,362               --
                                    ------------     ------------    ------------     ------------
Diluted weighted average common
  shares..........................   115,709,525      106,713,093     119,156,289      102,890,681
                                    ============     ============    ============     ============
NET INCOME (LOSS) PER SHARE
  Basic...........................  $      (0.12)    $      (0.38)   $       0.23     $      (0.53)
                                    ============     ============    ============     ============
  Diluted.........................  $      (0.12)    $      (0.38)   $       0.22     $      (0.53)
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

     Operations outside the United States primarily consist of the manufacturing plants in Singapore that produce final assemblies for the Company's disk drive products. Revenue by ship-to destination and long-lived asset information by geographic area for the three and nine months ended September 30, 2000 and October 2, 1999 is presented in the following table:

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                            ---------------------------    ---------------------------
                                            SEPTEMBER 30,    OCTOBER 2,    SEPTEMBER 30,    OCTOBER 2,
                                                2000            1999           2000            1999
                                            -------------    ----------    -------------    ----------
                                                                  (IN THOUSANDS)
Revenue:
  United States...........................    $298,297        $319,085      $  898,522      $  964,357
  Asia Pacific............................     157,225         112,152      $  556,061      $  345,316
  Europe..................................     153,925         144,129      $  459,017      $  470,597
  Latin America and other.................       9,867          13,955      $   64,074      $   15,229
                                              --------        --------      ----------      ----------
          Total...........................    $619,314        $589,321      $1,977,674      $1,795,499
                                              ========        ========      ==========      ==========

                               MAXTOR CORPORATION

                                  (UNAUDITED)

                                                      SEPTEMBER 30,    JANUARY 1,
                                                          2000            2000
                                                      -------------    ----------
                                                            (IN THOUSANDS)
Long-lived assets:
  United States.....................................    $ 58,760        $ 53,700
  Asia Pacific......................................      99,448          77,833
  Europe............................................         949             556
  Latin America and other...........................           0               0
                                                        --------        --------
          Total.....................................    $159,157        $132,089
                                                        ========        ========

 7. QUANTUM HDD ACQUISITION

     On October 3, 2000, the Company entered into a definitive acquisition agreement with Quantum Corporation to combine the Company and Quantum's Hard Disk Drive Group, pursuant to which, on closing, Quantum HDD Stockholders are to receive 1.52 shares of Maxtor Common Stock for each share of Quantum HDD stock they hold. The transaction is to be accounted for under the purchase method of accounting and it is expected that the merger will generate cost savings of $120 million to $200 million within 18 to 24 months following closing. Completion of the merger which is expected in early calendar 2001 is subject to the approval of Maxtor and Quantum Stockholders; expiration or termination of the applicable Hart Scott Rodino waiting period; approval of European regulatory authorities and other customary conditions.

 8. CONTINGENCIES

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

                               MAXTOR CORPORATION

                                  (UNAUDITED)

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

     During October, 1998, StorMedia and four of its direct and indirect subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 of the United States code (the "Bankruptcy Code"). The five chapter 11 cases were consolidated for administrative purposes only under Case No. 98-58275-ASW (the "Bankruptcy Cases"). The bankruptcy filings caused an automatic stay of proceedings against StorMedia, including the Colorado Action.

                               MAXTOR CORPORATION

                                  (UNAUDITED)

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

                               MAXTOR CORPORATION

                                  (UNAUDITED)

However, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance that they will not have a material adverse effect on the Company's business, financial position and results of operations.

     On March 18, 1999, we were sued in the United States District Court for the Northern District of California by Papst Licensing GmbH ("Papst'). The lawsuit alleges infringement of 15 patents covering various features of hard disk drive technology. We filed an Answer and Counterclaim on May 19, 1999, asserting defenses of implied license, patent exhaustion, misuse, invalidity, unenforceability and noninfringement, among others. By Order dated October 12, 1999, this case and three other actions involving Papst patents were transferred for coordinated or consolidated pre-trial proceedings by the Judicial Panel on Multidistrict Litigation to the Eastern District of Louisiana. On April 12, 1999, Papst filed a motion challenging aspects of our unfair competition counterclaim. We filed an opposition brief on May 1, 2000, and Papst filed a reply brief on May 22, 2000. The Court has not yet ruled on this motion. We will participate in various discovery proceedings that are expected to commence within the next few months, and otherwise intend to vigorously defend this action. Although the final outcome of these claims cannot be determined at this time, we do not believe that resolution of these claims will have a material adverse effect on Maxtor's business, financial condition or results of operation. This statement should be read in conjunction with our Registration Statement on form S-3 as well as our periodic reports filed with the SEC.

     The Company believes that it has valid defenses against the claims alleged by Papst and intends to defend itself vigorously. However, due to the nature of litigation and because the pending lawsuit is in discovery, the Company cannot determine the possible loss, if any that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. The litigation could result in significant diversion of time by the Company's technical personnel, as well as substantial expenditures for future legal fees. After considering the nature of the claims and facts relating to the litigation, including the results of preliminary discovery, the Company's management believes that the resolution of this matter will not have a material adverse effect of the Company's business, financial condition or results of operations. However, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance that they will not have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company filed a declaratory relief action against Magnetic Media Development LLC ("MMD") in the United States District Court for the Central District of California, Civil Case No. 00-04153 GAF, alleging that patents MMD asserted against it are invalid and not infringed (the "MMD Matter").

     MMD is the owner by assignment of six United States patents, issued to Virgle L. Hedgcoth (the "Hedgcoth Patents"), that relate to thin film magnetic recording media and methods for producing such media. MMD asserted that media Maxtor purchases from third party suppliers and uses in Maxtor drives, infringe one or more claims of the Hedgcoth Patents. Maxtor filed an action for declaratory relief, on April 18, 2000, asserting the patents are invalid, unenforceable and not infringed, and also asserted claims of unfair competition and patent misuse. MMD answered and counterclaimed on May 19, 2000, alleging Maxtor infringes five of the Hedgcoth patents. On July 10, 2000, by stipulation of the parties, the Court dismissed the claims of unfair competition and patent misuse without prejudice.

     There are no motions pending and discovery is ongoing. A claim construction hearing is scheduled for March 12, 2001 and trial is scheduled for July 18, 2001.

     The Company believes that it has valid defenses against the claims alleged by MMD and intends to defend itself vigorously. However, due to the nature of litigation and because the pending lawsuit is in discovery, the Company cannot determine the possible loss, if any that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. The litigation could result in significant diversion of time by the Company's technical personnel, as well as substantial expenditures for future legal fees. After

                               MAXTOR CORPORATION

                                  (UNAUDITED)

considering the nature of the claims and facts relating to the litigation, including the results of preliminary discovery, the Company's management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition or results of operations. However, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance that they will not have a material adverse effect on the Company's business, financial position and results of operations.

     Discovision ("DVA") notified the Company in writing that it believes that certain of the Company's drives may infringe DVA's patents (the "Discovision Matter"). The Company is in active discussions with Discovision regarding the assertions of infringement. There is no litigation pending.

     No amounts have been reserved in the accompanying condensed consolidated financial statements for any legal claims or actions.

 9. RECLASSIFICATIONS

     Certain reclassifications have been made to prior quarter balances to conform to current quarter classifications.

10. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require us to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically as to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings. In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," to defer for one year the effective date of implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company is in the process of evaluating requirements of SFAS No. 133, but does not expect this pronouncement to materially impact its financial position or results of operation.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB 101 with earlier application encouraged. Subsequently, in June 2000, the SEC issued SAB No. 101B to defer the implementation of SAB 101 until the fourth fiscal quarter of 2000. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The Company does not expect adoption of SAB 101 to have a material effect on its financial position or results of operations.

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of provisions in SFAS 125 without reconsideration. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of

                               MAXTOR CORPORATION

                                  (UNAUDITED)

financial assets and extinguishments of liabilities, is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted.

11. RELATED PARTY TRANSACTION

     The Company had cost of revenue that included certain component parts purchased from MMC Technology, Inc., a wholly owned subsidiary of HEA, amounting to $40 million for the quarter ended September 30, 2000 and $121 million for the nine months ended September 30, 2000. The cost of revenue also includes certain component parts purchased from HEI which to date have not been significant.

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

ACQUISITION OF QUANTUM HDD

     On October 3, 2000, the Company entered into a definitive acquisition agreement with Quantum Corporation to combine the Company and Quantum's Hard Disk Drive Group, pursuant to which, on closing, Quantum HDD Stockholders are to receive 1.52 shares of Maxtor Common Stock for each share of Quantum HDD stock they hold. The transaction is to be accounted for under the purchase method of accounting and it is expected that the merger will generate cost savings of $120 million to $200 million within 18 to 24 months following closing. Completion of the merger which is expected in early calendar 2001 is subject to the approval of Maxtor and Quantum Stockholders; expiration or termination of the applicable Hart Scott Rodino waiting period; approval of European regulatory authorities and other customary conditions.

REVENUE AND GROSS PROFIT

                               THREE MONTHS ENDED                        NINE MONTHS ENDED
                           ---------------------------              ---------------------------
                           SEPTEMBER 30,    OCTOBER 2,              SEPTEMBER 30,    OCTOBER 2,
                               2000            1999       CHANGE        2000            1999       CHANGE
                           -------------    ----------    ------    -------------    ----------    ------
                                   (UNAUDITED)                              (UNAUDITED)
                                                           (IN MILLIONS)
Total revenue............     $619.3          $589.3      $30.0       $1,977.7        $1,795.5     $182.2
Gross profit.............     $ 62.9          $ 13.8      $49.1       $  271.1        $  116.6     $154.5
Net income (loss)........     $(14.0)         $(40.3)     $26.3       $   26.8        $  (54.1)    $ 80.9
As a percentage of
  revenue:
  Total revenue..........      100.0%          100.0%                    100.0%          100.0%
  Gross profit...........       10.2%            2.3%                     13.7%            6.5%
  Net income (loss)......       -2.3%           -6.8%                      1.4%           -3.0%

  Revenue

     Total revenue for the third quarter of fiscal year 2000 increased 5.1% compared to the same quarter in fiscal year 1999 primarily due to the increase in volume shipments coupled with better product and channel mix. Total shipments for the third fiscal quarter 2000 were 6.5 million units, which was .6 million units or 10.3% higher compared to the third fiscal quarter a year ago. Revenue from the Original Equipment Manufacturer (OEM) channel for the quarter ended September 30, 2000 represented 70.6% of total revenue compared to 76.3% for the corresponding quarter in 1999. Revenue from the distribution and retail channels represented 29.4% of total revenue for the third quarter in 2000 compared to 23.7% for the same quarter in fiscal year 1999.

     Revenue and unit volume growth in 2000 were favorably impacted by continued time to market performance, increased penetration of the distribution channel, and a continued trend to shipping higher capacity drives.

  Gross Profit

     Gross profit as a percentage of revenue increased to 10.2% in the third quarter of 2000 from 2.3% in the same quarter of 1999. The increase in gross profit is due, overall, to manufacturing efficiencies including improved product designs, and lower component costs. We expect continued volume growth for the remainder of fiscal year 2000.

OPERATING EXPENSES

                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                      --------------------------            --------------------------
                                      SEPTEMBER 30,   OCTOBER 2,            SEPTEMBER 30,   OCTOBER 2,
                                          2000           1999      CHANGE       2000           1999      CHANGE
                                      -------------   ----------   ------   -------------   ----------   ------
                                             (UNAUDITED)                           (UNAUDITED)
                                                                    (IN MILLIONS)
Research and development............      $54.9         $46.7      $ 8.2       $171.4         $142.9     $28.5
Selling, general and
  administrative....................      $23.3         $21.4      $ 1.9       $ 75.2         $ 64.2     $11.0
Acquired in-process technology......      $  --         $ 7.0      $(7.0)      $   --         $  7.0     $(7.0)
Amortization of goodwill and other
  intangible assets.................      $ 2.5         $ 0.6      $ 1.9       $  7.6         $  0.6     $ 7.0
As a percentage of revenue:
  Research and development..........        8.9%          7.9%                    8.7%           8.0%
  Selling, general and
     administrative.................        3.8%          3.6%                    3.8%           3.6%
  Acquired in-process technology....         --           1.2%                     --            0.4%
  Amortization of goodwill and other
     intangible assets..............        0.4%          0.1%                    0.4%           0.0%

  Research and Development (R&D)

     R&D expense as a percentage of revenue increased to 8.9% in the third quarter of 2000 compared to 7.9% for the same quarter in 1999. R&D expense for the nine months ended September 30, 2000 as a percentage of revenue increased to 8.7% compared to 8.0% for the same period a year ago. The absolute dollar level of R&D expenditures during fiscal 2000 increased due to our continued efforts to maintain leadership products, and addressing the requirements of the desktop PC market as well as investments in the Network Attached Storage division.

  Selling, General and Administrative (SG&A)

     SG&A expense as a percentage of revenue increased to 3.8% in the third quarter of 2000 compared to 3.6% for the same quarter in 1999. SG&A expense for the nine months ended September 30, 2000 as a percentage of revenue increased to 3.8% compared to 3.6% for the same period a year ago. The increase in absolute dollars is primarily due to our costs associated with supporting Maxtor's higher sales volume and increased emphasis in the distribution and retail markets.

  Stock Compensation

     In 1996, we adopted the 1996 Stock Option Plan (the "Plan"), pursuant to which substantially all of our domestic employees and certain international employees received options that were required to be accounted for as variable options. These options, which were granted between May 1996 and October 1997, required remeasurement of any intrinsic compensation element at each reporting date determined by the difference between the estimated current fair value of our stock and the exercise price of the options. In the first quarter of 1998, we amended and restated the Plan to remove the variable features and all grants subsequent to October 1997 have been subject to fixed terms. In the second quarter of 1998, we offered and re-issued new fixed-award options in exchange for options previously issued under variable terms, thereby eliminating the requirement to remeasure these options in subsequent periods. In connection therewith, we recorded compensation expense related to the difference between the estimated fair market value of our stock as of March 28, 1998 and the stated value of our options. Compensation cost was reflected in accordance with Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Accordingly, we recorded non-cash compensation expense of $0.5 million in the third quarter of 1999 and $0.2 million in the third quarter of 2000. Non-cash compensation expense in the nine months ended October 2, 1999 was $2.0 million and $.7 million in the first nine months of 2000. The remaining unrecognized compensation element will be reflected in quarterly charges, decreasing sequentially through the second quarter of 2001.

  Amortization of goodwill and other intangible assets

     Amortization of goodwill and other intangible assets represents the amortization of workforce, customer list and other current products and technology, arising from our acquisition of CDS in September 1999.

INTEREST EXPENSE AND INTEREST INCOME

                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                     --------------------------            --------------------------
                                     SEPTEMBER 30,   OCTOBER 2,            SEPTEMBER 30,   OCTOBER 2,
                                         2000           1999      CHANGE       2000           1999      CHANGE
                                     -------------   ----------   ------   -------------   ----------   ------
                                            (UNAUDITED)                           (UNAUDITED)
                                                                   (IN MILLIONS)
Interest expense...................      $(3.4)        $(3.3)     $ (0.1)     $(10.4)        $(10.0)    $ (0.4)
Interest and other income..........      $ 6.4         $ 3.1      $  3.3      $ 21.8         $ 11.5     $ 10.3
Gain on sale of investment.........      $  --         $22.0      $(22.0)     $   --         $ 44.1     $(44.1)
As a percentage of revenue:
  Interest expense.................       -0.5%         -0.6%                   -0.5%          -0.6%
  Interest and other income........        1.0%          0.5%                    1.1%           0.6%
  Gain on sale of investment.......         --           3.7%                     --            2.5%

  Interest Expense

     Interest expense as a percentage of revenue decreased from -0.6% in the third quarter of 1999 to -0.5% in the third quarter of fiscal year 2000. In absolute dollar terms, interest expense increased by $0.1 million in the third quarter of 2000 and increased by $0.4 million for the first nine months of 2000. Our total short-term and long-term outstanding borrowings were $118.8 million as of October 2, 1999 and $107.6 million as of September 30, 2000.

  Interest and Other Income

     Interest and other income in the third quarter of 2000 increased in both absolute dollar amount and as a percentage of revenue when compared to the third quarter of 1999. Additionally, interest and other income for the first nine months of 2000 also improved over the same period a year ago. Our total cash and cash equivalents and marketable securities were $285.4 million as of October 2, 1999 compared to $351.0 million as of September 30, 2000.

  Gain on Sale of Investment

     In September 1999, the Company sold its remaining equity investment in Celestica Inc. resulting in approximately a $22 million gain.

PROVISION FOR INCOME TAXES

                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                      --------------------------            --------------------------
                                      SEPTEMBER 30,   OCTOBER 2,            SEPTEMBER 30,   OCTOBER 2,
                                          2000           1999      CHANGE       2000           1999      CHANGE
                                      -------------   ----------   ------   -------------   ----------   ------
                                             (UNAUDITED)                           (UNAUDITED)
                                                                    (IN MILLIONS)
Income (loss) before provision for
  income taxes......................     $(14.7)        $(40.1)    $25.4        $28.2         $(52.5)    $80.7
Provision for (benefit from) income
  taxes.............................     $ (0.7)        $  0.1     $(0.8)       $ 1.4         $  1.6     $(0.2)

     The provision for income taxes consists primarily of federal alternative minimum tax and foreign taxes. Due to our net operating losses (NOL), NOL carryforwards and favorable tax status in Singapore, we have not incurred any significant foreign, U.S. federal, state or local income taxes for the current or prior fiscal periods.

YEAR 2000 READINESS

     We have not experienced any known material adverse impacts on our current products, internal information systems, and non-information technology systems (equipment and systems) as a result of the year 2000 issue. Based on the work done, we have not incurred material costs to address the year 2000 readiness of our systems (as a result of relatively new information systems) and products. There can be no assurance that the cost associated with Year 2000 or leap year date issues will not have a material adverse effect on our results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, we had $351.0 million in cash and cash equivalents and marketable securities as compared to $353.9 million at January 1, 2000.

     Operating activities provided net cash of $82.8 million for the nine-month period ended September 30, 2000. The cash provided from operating activities was principally generated from net income after adjustment for depreciation and amortization, which was partially offset by the increase of accounts receivable. Investing activities used cash of $172.0 million during the first nine months of 2000, principally for the purchase of marketable securities and for the purchase of property, plant and equipment.

     As of September 30, 2000, our outstanding debt comprised $85.0 million of publicly-traded subordinated debentures, due March 1, 2012 and a Singapore dollar denominated loan equivalent to $28.0 million from the Economic Development Board of Singapore which is guaranteed by a bank. Our outstanding subordinated debentures are entitled to annual sinking fund payments of $5.0 million, which commenced March 1, 1998. These debentures are no longer convertible into our common stock or any other security of Maxtor. The Singapore dollar denominated loan has seven consecutive semi-annual installment payments, commencing on March 1, 2001.

     We also have a $200.0 million asset securitization program with Fleet National Bank under which we sell our eligible trade accounts receivable on a non-recourse basis through a special purpose entity. At September 30, 2000, $75.0 million of accounts receivable was securitized under the program and excluded from our accounts receivable balance.

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

  We Have a History of Losses and an Accumulated Deficit of $765.1 Million

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

     During the quarter ended September 30, 2000 the Company had a net loss of $14.0 million as compared to a net loss of $40.3 during the same quarter of fiscal 1999.

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

  A Significant Amount of Our Revenue Comes From a Few Customers

     We sell most of our products to a limited number of customers. During the nine months ended September 30, 2000, two customers accounted for approximately 30% of our revenue. Our top ten customers accounted for approximately 72% of our revenue, with Dell representing 19%. During the nine months ended July 3, 1999, two customers, Dell and IBM, accounted for approximately 26% and 10%, respectively, of our revenue, and our top ten customers accounted for approximately 69% of our revenue.

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

  Our Customers Are Placing New and Costly Demands on Us

     Our customers are adopting more sophisticated business models that place additional strains on our business. For example, many personal computer manufacturers, including some of our largest personal computer manufacturing customers, have adopted build-to-order manufacturing models that reduce their component inventories and related costs and enable them to tailor their products more specifically to the needs of their customers.

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

  We Depend on a Limited Number of Suppliers

     A number of the parts used in our products are available from only one or a limited number of outside suppliers. Currently, we purchase digital signal processor/controller and spin/servo integrated circuits from

Texas Instruments, Inc. and Lucent Technologies Inc. We purchase channel integrated circuits only from Lucent Technologies Inc. As we have experienced in the past, some of the parts we require may periodically be in short supply. As a result, we must allow for significant ordering lead times for certain parts. In addition, we may have to pay significant cancellation charges to suppliers if we cancel orders for parts because we reduce production due to production cut-backs caused by market oversupply, reduced demand, transition to new products or technologies or for other reasons. We order the majority of our parts on a purchase order basis and only have limited long-term volume purchase agreements with certain existing suppliers. If we cannot obtain sufficient quantities of high quality parts when we need them, our business, financial condition and results of operations could be materially and adversely affected.

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

  We Depend on Our Key Personnel

     Our success depends upon the continued contributions of our key employees, many of whom would be extremely difficult to replace. We also do not have key person life insurance on any of our personnel. Most of our senior management and a significant number of our other employees have been with us for four years or more. Worldwide competition for skilled employees in the hard disk drive industry is extremely intense. We believe that some of our competitors recently have made targeted efforts to recruit employees from us. There is no guarantee that we will be successful in retaining our key employees. If we are unable to retain our existing employees or to hire and integrate new employees, our business, financial condition and results of operations could be materially and adversely affected.

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

     We may have to obtain licenses of other parties' intellectual property and pay royalties. If we are unable to obtain such licenses, we may have to stop production of our products or alter our products. See Part II. Item I Legal Proceedings. In addition, the laws of certain countries in which we sell and manufacture our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our protective measures in these countries may be inadequate to protect our proprietary rights. Any failure to enforce and protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

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

  We Have Exposure From Our Warranties

     Our products may contain defects. We generally warrant our products for three years. Our standard warranty contains a limit on damages and an exclusion of liability for consequential damages and for negligent or improper use of the product. We establish a reserve, at the time of product shipment, in an amount equal to our estimated warranty expenses. We had warranty reserves of $63.8 million as of September 30, 2000 and $51.2 million as of January 1, 2000. While we believe that our warranty reserves will be sufficient, the failure to maintain sufficient warranty reserves or the unenforceability of our liability limitations could have a material adverse effect on our business, financial condition and results of operations.

  Our Stock Price Has Been Highly Volatile

     Our stock price and the number of shares traded each day may result from the following factors:

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

  There Are Numerous Risks Associated With Our Recently Announced, Pending Merger With the Hard Disk Drive Business of Quantum Corporation.

     We have recently announced that we have entered into a definitive agreement to acquire the hard disk drive business of Quantum Corporation ("Quantum HDD"). Such merger is subject to a number of risks, including risks related to:

     - the inability to obtain regulatory approvals;

     - actions of the U.S., foreign, and local governments;

     - the inability to successfully integrate the operations, products, and personnel of Quantum HDD;

     - unanticipated costs related to the merger;

     - distraction of our management;

     - disruption of our ongoing business operations;

     - the economic environment of the hard disk drive industry; and

     - general economic conditions.

     Because shares of our common stock are expected to be issued in connection with the merger, substantial dilution to our existing stockholders will result and our earnings per share may suffer if the merger is consummated. In addition, if the merger is not consummated for any reason, Maxtor may be subject to a number of material risks, including:

     - a decline in the price of Maxtor's common stock to the extent that the relevant current market price reflects a market assumption that the merger will be consummated;

     - the effect of incurring substantial costs related to the merger which will be required to be paid even if the merger is not consummated; and

     - depending upon the reason for termination of the merger, the possible requirement that Maxtor pay a termination fee to Quantum Corporation of $35 million.

     We cannot assure you that the merger will close, or, if it closes, that the business strategy on which it is predicated will be successful.

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

     The Company believes that it has valid defenses against the claims alleged by Papst and intends to defend itself vigorously. However, due to the nature of litigation and because the pending lawsuit is in discovery, the Company cannot determine the possible loss, if any that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. The litigation could result in significant diversion of time by the Company's technical personnel, as well as substantial expenditures for future legal fees. After considering the nature of the claims and facts relating to the litigation, including the results of preliminary discovery, the Company's management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition or results of operations. However, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance that they will not have a material adverse effect on the Company's business, financial position and results of operations.

     The Company filed a declaratory relief action against Magnetic Media Development LLC ("MMD") in the United States District Court for the Central District of California, Civil Case No. 00-04153 GAF, alleging that patents MMD asserted against it are invalid and not infringed (the "MMD Matter").

     MMD is the owner by assignment of six United States patents, issued to Virgle L. Hedgcoth (the "Hedgcoth Patents"), that relate to thin film magnetic recording media and methods for producing such media. MMD asserted that media Maxtor purchases from third party suppliers and uses in Maxtor drives, infringe one or more claims of the Hedgcoth Patents. Maxtor filed an action for declaratory relief, on April 18, 2000, asserting the patents are invalid, unenforceable and not infringed, and also asserted claims of unfair competition and patent misuse. MMD answered and counterclaimed on May 19, 2000, alleging Maxtor infringes five of the Hedgcoth patents. On July 10, 2000, by stipulation of the parties, the Court dismissed the claims of unfair competition and patent misuse without prejudice.

     There are no motions pending and discovery is ongoing. A claim construction hearing is scheduled for March 12, 2001 and trial is scheduled for July 18, 2001.

     The Company believes that it has valid defenses against the claims alleged by MMD and intends to defend itself vigorously. However, due to the nature of litigation and because the pending lawsuit is in discovery, the Company cannot determine the possible loss, if any that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. The litigation could result in significant diversion of time by the Company's technical personnel, as well as substantial expenditures for future legal fees. After considering the nature of the claims and facts relating to the litigation, including the results of preliminary discovery, the Company's management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition or results of operations. However, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance that they will not have a material adverse effect on the Company's business, financial position and results of operations.

     Discovision ("DVA") notified the Company in writing that it believes that certain of the Company's drives may infringe DVA's patents (the "Discovision Matter"). The Company is in active discussions with Discovision regarding the assertions of infringement. There is no litigation pending.

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

                                          MAXTOR CORPORATION

                                          By       /s/ PAUL J. TUFANO
                                            ------------------------------------
                                              Senior Vice President, Finance,
                                                Chief Financial Officer and
                                                Principal Accounting Officer

Date: November 14, 2000

                               INDEX TO EXHIBITS

EXHIBIT                                                                   SEQUENTIALLY
NUMBER                             DESCRIPTION                           NUMBERED PAGES
-------                            -----------                           --------------
 27.1      Financial Data Schedule (EDGAR filed version only).