Form 10-K
period 2000-12-30
MAXTOR CORP
filed 2001-03-30
CIK 711039

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                           COMMISSION FILE NUMBER: 0-14016

                                 MAXTOR CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      77-0123732
        (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock, $.01 par value per share, held by nonaffiliates of the registrant's common stock was $303,281,705 on March 3, 2001 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 3, 2001, 117,046,481 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 30, 2000, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements including those discussed in Item 1, Business, "Products," "Marketing and Customers," "Manufacturing and Suppliers," "Research and Development," and "Competition;"
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Results of Operations," "Liquidity and Capital Resources" and "Certain Factors Affecting Future Performance;" or elsewhere in this report. In this report, the words "anticipates," "believe," "expect," "intend," "may," "will," "should," "plan," "estimate," "predict," "potential," "future," "continue" or similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements, whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Performance" and elsewhere in this report. Maxtor(R), DiamondMax(R), Formula 4(R) and MaxFax(R) are registered trademarks -- and No Quibble(R) is a registered servicemark of Maxtor. The Maxtor logo, MaxAttach(TM) and Reflect-It(TM) are trademarks of Maxtor. All other brand names and trademarks appearing in this report are the property of their respective holders.

     We are a leading provider of hard disk drive storage products for desktop computer systems. Our DiamondMax product family, originally announced in 1999, consists of 3.5-inch hard disk drives. These products have high speed interfaces for greater data throughput, a robust mechanical design for improved reliability, magneto-resistive head technology and a digital signal processor-based electronic architecture that, when combined, provide industry-leading benchmark performance and storage capacity to the personal computer marketplace. During 2000, we expanded our DiamondMax Plus product family to include disk drives targeted for mainstream, entry-level and high-performance desktop systems. The storage capacities of our current DiamondMax products range from 30 to 81.5 gigabytes. Some of our top customers are desktop computer manufacturers, including Dell, Fujitsu, Compaq and IBM; distributors, including Xander International, Bell Micro, and Ingram; and retailers including CompUSA.

     We formed Maxtor Network Systems Group ("MNSG") subsequent to our acquisition of Creative Design Solutions, Inc. ("CDS") on September 10, 1999. MNSG concentrates on products and offerings in or related to the Networked Attached Storage ("NAS") market segment. Maxtor's NAS products are designed to enable quick, easy, reliable and cost-effective storage solutions for business networks and data centers. In October 1999, we announced MaxAttach(TM), MNSG's first NAS product. In January 2000, we announced the MaxAttach 3000 desktop line of server appliances with enhanced features that provide data protection (disk mirroring) and data management (disk spanning) at storage capacities of 20, 40, and 80 gigabytes. In July 2000, we began shipping the MaxAttach NAS 4000 rack mount server with storage configurations of 40, 60 and 160 gigabytes. The units fit into industry standard 19" racks and are only 1.75" (IU) high. The NAS 4000 supports an expanded set of network platforms including Linux and UNIX in addition to Windows. It is designed to meet the needs of Internet Service Providers, Application Service Providers and large workgroups. In September 2000, we announced that we had increased the maximum capacity of the NAS 4000 to 320 gigabytes, providing nearly one terabyte of storage in 5.25" of rack space.

     In October 2000, we announced our new external storage solution, the Maxtor 1394 External Storage product, which adds up to 80 gigabytes of additional storage to 1394-equipped PCs and Macintosh personal computers. This product is an external hard drive that uses the high-speed IEEE 1394 interface and allows customers to quickly and easily install additional storage to their desktop or laptop computers. The product is hot swappable and features data transfer rates up to 400 megabytes per second. It is designed for emerging applications such as video editing, digital music, digital photos and games.

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

     In early 1996, Hyundai Electronics America ("HEA") acquired all of the remaining publicly held shares of our common stock as well as all of our common stock then held by Hyundai Electronics Industries and its affiliates. Shortly thereafter, HEA invested in renewed efforts to revitalize Maxtor. In July 1996, we hired Michael R. Cannon, our current Chief Executive Officer and President and a 20 year veteran of the hard drive industry, who had previously served in senior management positions in the systems storage division at IBM, SyQuest Technology and Control Data Corporation, to lead a turnaround of the company and capture business at leading desktop computer manufacturers.

     In July 1998, we completed a public offering of 49,731,225 shares of our common stock, receiving net proceeds of approximately $328.8 million from the offering. As a result of this offering, our company ceased to be a majority-owned subsidiary of HEA. In February 1999, we completed a public offering of 7.8 million shares of common stock with net proceeds to us of approximately $95.8 million.

PROPOSED MERGER WITH QUANTUM HDD

     Maxtor and Quantum Corporation have entered into an Amended and Restated Agreement and Plan of Merger and Reorganization dated as of October 3, 2000. Under the Merger Agreement, Quantum has agreed to split off its hard disk drive business, which will then be combined with Maxtor by a merger. In the merger, each holder of Quantum HDD common stock will receive 1.52 shares of Maxtor common stock for each share of Quantum HDD common stock held by such person. Immediately following the merger, the former holders of Maxtor common stock will hold not more than 49.9% of the total outstanding common stock of Maxtor and former holders of Quantum HDD common stock will hold not less than 50.1% of Maxtor's outstanding common stock. The merger is subject to customary conditions, including receipt of stockholder approval. The merger proposal and other matters have been submitted for stockholder approval to the holders of Quantum and Maxtor common stock at special meetings of stockholders to be held on March 30, 2001. In connection with the proposed merger, Maxtor filed a registration statement on Form S-4 with the Securities and Exchange Commission. INVESTORS AND SECURITY HOLDERS ARE ADVISED TO READ THE REGISTRATION STATEMENT AND THE PROXY STATEMENT-PROSPECTUS BECAUSE THEY CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED MERGER. Investors and security holders may obtain a free copy of the registration statement and the proxy statement-prospectus and other documents filed by Maxtor with the Securities and Exchange Commission at the Securities and Exchange Commission's web site at http://www.sec.gov. Free copies of the registration statement and other documents filed by Maxtor with the Securities and Exchange Commission may also be obtained from Maxtor by directing a request to Maxtor, Attention: Jenifer Kirtland, 408-432-4270.

INDUSTRY BACKGROUND

     The Desktop Hard Disk Drive Market. According to International Data Corporation ("IDC"), the desktop computer segment is the largest segment of the worldwide personal computer market, accounting for approximately 74% of global personal computer shipments in 2000. The demand for desktop computers and, therefore, computer hard disk drives, is driven by:

     - continued improvements in desktop computing price to performance ratios;

     - the rapid accumulation of data resulting from the digitization of information previously stored in paper form;

     - larger file sizes created by multimedia-intensive applications; and

     - the exchange of increasing volumes of data among users across the Internet and intranets with the proliferation of collaborative computing.

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

     The integrated circuits on the printed circuit board typically include a drive interface and a controller. The drive interface receives instructions from the computer, while the controller directs the flow of data to or from the disks, and controls the heads. The location of data on each disk is logically maintained in tracks, divided into sectors. The computer sends instructions to read data or write data to the disks based on track and sector locations. Industry standard interfaces are utilized to allow the disk drive to communicate with the computer.

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

     Hard Disk Drive Market Challenges. Personal computer manufacturers compete in a consolidating market. The top ten personal computer manufacturers accounted for greater than 50% of all personal computer units shipped during 1999 and 2000. These personal computer manufacturers use the quality, storage capacity and performance characteristics of hard drives to select their hard disk drive providers. Personal computer manufacturers typically seek to qualify three or four providers for a given hard disk drive product generation. To qualify consistently with personal computer manufacturers and thus succeed in the desktop hard drive industry, a hard disk drive provider must consistently execute on its product development and manufacturing process in order to be among the first-to-market introduction and first-to-volume production at leading storage capacity per disk with competitive prices. Failure to reach the market on time or to deliver timely volume production usually results in significantly decreased gross margins due to rapidly declining average selling prices and dramatic losses in market share. Successful achievement on the performance parameters, however, is only part of the competitive equation. As personal computer manufacturers seek to develop successful business models, they are also requiring their hard disk drive vendors to maintain high levels of quality to enable low cost of ownership and adapt their inventory management models to be compatible with the emerging build-to-order business model in the personal computer industry.

OUR SOLUTION

     We have established ourselves as a leading provider of high quality, high performance hard disk drives to major desktop computer manufacturers, distributors and retailers. Our management team has extensive hard disk drive industry experience across all functional areas. As a result, we have been able to define and implement the key business processes necessary to fulfill the needs of our customers. These processes focus on the efficient, timely and cost-effective integration of leading-edge technology to create highly manufacturable hard disk drives. Moreover, our senior management team vigorously monitors these processes in an effort to ensure consistent execution and prompt response to customer demands. We intend to continue our leadership position in the desktop hard disk drive industry by consistently executing these fundamental business processes.

     We have leveraged our strength in hard drives to provide reliable, easy to install, cost-effective network attached storage devices to meet the growing storage needs of business networks and data centers. We intend to expand our presence in the network attached storage industry by adding functionality and features to our core product line.

OUR STRATEGY

     We seek to be the dominant provider of hard disk drives to leading desktop computer manufacturers, distributors and retailers. Our strategy to achieve this goal includes the following elements:

     Effectively Integrate New Technology. We augment our traditional product development teams with an advanced technology group. The advanced technology group's purpose is to monitor and evaluate advancements in hard disk drive technology for possible integration into our future products. This group also works closely with our product development teams and strategic component vendors to:

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

     Leverage Design Excellence. Our product development methodology reduces risks associated with design changes by focusing on common firmware and mechanical designs, and re-use of manufacturing tooling and application specific integrated circuits. Through this process, we have created a technology platform, which is used as the common core of each of our current hard disk drive products and which we believe is extendible into products for new and emerging hard disk drive market opportunities. To reduce the overall cost of ownership of our hard disk drive products, we use a robust mechanical architecture designed to reduce defects that result from customer mishandling during installation. We also work closely with leading component suppliers in an effort to ensure that adequate tolerances are designed into our products to achieve high manufacturing yields and product quality. By utilizing this product development methodology, we have successfully introduced and achieved timely volume production of magneto-resistive head hard disk drives.

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

     Maintain Strong Market Share With Leading Desktop Computer
Manufacturers. We intend to continue to achieve leading time-to-volume production of high quality, high performance hard disk drives and maintain our focus on excellent customer service to continue to support and maintain our strong market share position with leading personal computer manufacturers. Our quarterly market share of the desktop hard disk drive market in terms of units shipped increased from 5.6% in the first quarter of 1997 to 19.7% in the fourth quarter of 2000 according to IDC. Shipments to Dell, Fujitsu, Compaq and IBM accounted for 3.8% of our total revenue in the quarter ended June 29, 1996 and increased to 25.6% in the quarter ended December 30, 2000.

     Expand Relationships with Distributors and Retailers. We intend to strengthen our distribution and retail businesses to capture the higher margin opportunities offered in these markets. We will continue to build the infrastructure necessary to better target these markets, including additional staff and marketing support. We will continue to invest in promotional programs to generate interest and sales in the distribution and retail channels.

     Capture Emerging Opportunities for Hard Drives in Consumer Electronics Applications. We believe that the demand for hard drives in consumer electronics applications will grow significantly. Today hard drive storage in consumer electronics applications has been primarily incorporated into personal video recorders (PVRs) and set-top boxes. Maxtor has announced agreements with WebTV and ReplayTV to provide hard disk drives for PVRs. We intend to pursue consumer electronics opportunities by developing hard drive products appropriate for these applications and establishing the necessary infrastructure and expertise to sell to these markets.

     Maintain Customer Satisfaction. We believe we distinguish ourselves from our competitors by focusing on ease of doing business and overall customer satisfaction. For example, our "No Quibble" service program has been well received by our customers. We also have begun to place significant attention on total supply chain management to align our business model with the evolving build-to-order manufacturing business model of certain desktop computer manufacturers. We use our flexible, cell-based manufacturing process coupled with a just-in-time inventory model to rapidly respond to the changing needs of our key desktop computer manufacturer customers. To further automate and improve the efficiency of our total supply chain management, we have installed new enterprise resource planning and related software.

     Broaden Product Portfolio. To capture higher margin opportunities, we intend to leverage our existing technology platform and product development methodology to develop hard disk drive products to meet the needs of desktop computers, storage subsystems, consumer electronics, and other emerging storage applications. To this end, we currently offer products with two rotational speeds (5400 and 7200 RPM) with configurations from 1 through 4 disks. This results in a portfolio with one of the broadest ranges of performance and capacity in the industry and allows us to target entry, mid-range and high-end applications in all of the above markets. The 3 and 4-platter designs have been particularly beneficial to our profit margins and our strategic position, as few of our competitors offer these high capacity products.

     Additionally, in 2000 we announced the MaxAttach NAS 3000 line of server appliances with enhanced software features that include disk mirroring and disk spanning at storage capacities ranging from 40 to 81.5 gigabytes. These products are designed to enable quick, easy, safe and cost-effective addition of storage to business networks. Our MaxAttach NAS 4000 line of rack mounted server appliances broadens client support to include UNIX/Linux in addition to Windows. The MaxAttach 4000 is available in 160 and 320 gigabyte configurations, allowing us to address the storage needs of larger workgroups, Internet service providers and departmental market segments.

     In October 2000, we announced our new external storage solution, the Maxtor 1394 External Storage product, which adds external storage to 1394-enabled PCs and Macintosh computers.

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

PRODUCTS

     We currently provide hard disk drives exclusively for the desktop computer market. Our DiamondMax product family consists of 3.5-inch hard disk drives with storage capacities ranging from 5.1 gigabytes to 20.4 gigabytes. Our products have a number of features including high speed interfaces for greater data throughput, a robust mechanical design for improved reliability, magneto-resistive and giant magneto-resistive head technology and a digital signal processor-based electronic architecture that, when combined, provides industry-leading performance.

     The tables below sets forth key performance metrics for our DiamondMax products dating from 1999:

                                                                 DIAMONDMAX MODELS
                         -------------------------------------------------------------------------------------------------
                          PLUS                PLUS                                              PLUS
                          5120*     6800*     6800*     VL17       36       VL20       40        40       VL30       60
                         -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Maximum Capacity
 (GB)..................     20.4      27.3      27.3      17.4      36.5      20.4      40.9      40.9      30.7      61.4
Capacity per Disk
 (GB)..................      5.1       6.8       6.8       9.1       9.1      10.2      10.2      10.2      15.3      15.3
Rotational Speed
 (RPM).................     7200      5400      7200      7200      5400      5400      5400      7200      5400      5400
First Shipment Date....  Mar. 99   Jun. 99   Jul. 99   Sep. 99   Sep. 99   Nov. 99   Nov. 99   Jan. 00   Apr. 00   Apr. 00

                                   DIAMONDMAX MODELS
                         -------------------------------------
                          PLUS                          PLUS
                           45       VL40       80        60
                         -------   -------   -------   -------
Maximum Capacity
 (GB)..................       45        40        80        60
Capacity per Disk
 (GB)..................       15        20        20        20
Rotational Speed
 (RPM).................     7200      5400      5400      7200
First Shipment Date....  Jul. 00   Jul. 00   Aug. 00   Nov. 00

---------------
* No longer in volume production.

     The table below sets forth key performance metrics for our MNSG Products:

                                                        MNSG PRODUCTS
                        -----------------------------------------------------------------------------
                         MAXATTACH     NAS 3000            NAS 4000                  NAS 4000
                        -----------   -----------   -----------------------   -----------------------
Maximum Capacity
  (GB)................  72            80            160                       320
Client Support........  Microsoft     Microsoft     Microsoft, UNIX, Linux    Microsoft, UNIX, Linux
Form Factor...........  Desktop       Desktop       Rack Mount                Rack Mount
First Shipment Date...  3rd Qtr. 99   1st Qtr. 00   2nd Qtr. 00               3rd Qtr. 00

     Our DiamondMax product family has won a number of recent editorial and industry awards including:

Winmag.com -- USA                 WinList -- DiamondMax Plus 40 -- January 2000
Computer Shopper -- USA           Five Star Review -- DiamondMax Plus 40 -- March 2000
Maximum PC -- USA                 Kick Ass Product -- DiamondMax Plus 40 -- April 2000
PC/Computing -- USA               A-List -- DiamondMax Plus 40 -- April 2000
Computer Shopper -- USA           Best Buy -- DiamondMax Plus 40 -- April 2000
Computer Technology               Resellers Choice -- DiamondMax 60 and DiamondMax VL30 --
  Review -- USA                   April 2000
Computer Shopper -- USA           Best Buy -- DiamondMax Plus 40 -- June 2000
Winmag.com -- USA                 Win 100 Award 2000 (Recommended Hardware Storage) --
                                  DiamondMax Plus 40 -- June 2000
PC World -- USA                   PC World -- World Class (Best Hard Drive) -- DiamondMax
                                  60 -- July 2000
Computer Shopper -- USA           Best Buy -- DiamondMax 80 -- October 2000
Computer Shopper -- USA           Top 100 Products of 2000 -- DiamondMax 60 -- October 2000
Winmag.com -- USA                 WinList -- DiamondMax Plus 60 -- December 2000

     Our MaxAttach products received the following editorial awards in 2000:

Winmag.com -- USA                 Win 100 Award 2000 (Recommended Hardware Storage) --
                                  MaxAttach 3000 -- June 2000
Computer Reseller News -- USA     Editors' Choice -- MaxAttach 4000 -- August 2000

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

CUSTOMERS AND SALES CHANNELS

     From 1986 to 1997, chronic performance and quality issues, as well as being late to the market, had impacted adversely our ability to win business with leading desktop computer manufacturers. As a result, we were heavily dependent on sales to a large number of regional distributors which limited our ability to forecast periodic shipments and shifted our product mix toward lower performance, lower margin products. Recogniz-ing that the majority of the growth in shipments in the desktop computer market was being captured by a limited number of desktop computer manufacturers, we simplified our sales channels and focused our sales and marketing efforts on becoming a significant provider of hard disk drives to leading desktop computer manufacturers, including Dell, Fujitsu, Compaq, and IBM, and leading distributors and retailers, including Xander International, Bell Micro, Ingram and CompUSA. By emphasizing overall customer satisfaction, product quality and performance and time-to-volume production, we believe that we have established a strong customer base.

     Manufacturers. Shipments to Dell, Fujitsu, Compaq, and IBM, our largest desktop computer manufacturer customers, accounted for 3.8% of our total revenue in the quarter ended June 29, 1996 and increased to 25.6% in the quarter ended December 30, 2000. During the year ended December 26, 1998, two customers, Dell and IBM, accounted for 27% and 15% of our revenue. During the years ended January 1, 2000 and December 30, 2000, Dell accounted for 23% and 14% of our revenue. We believe that our success depends on our ability to maintain and further develop strong desktop computer manufacturer customer relationships and to provide products that fit the needs of the desktop computer manufacturer channel.

     Distributors. We use a select group of distributors to sell our products cost-effectively to the large number of geographically dispersed customers which tend to hold very small market shares of the overall desktop computer market, including value-added resellers, dealers, system integrators and small desktop computer manufacturers. Distributors accounted for 15.4% of revenue for the year ended December 26, 1998; 18.5% of revenue for the year ended January 1, 2000; and 22.1% of revenue for the year ended December 30, 2000. Distributors generally enter into non-exclusive agreements with us for purchase and redistribution of product on a quick turnover basis. Purchase orders are placed and revised on a weekly basis. We grant certain of our distributors price protection and limited rights to return product on a rotation basis. Our major distributors include Bell Micro, Xander International and Ingram.

     Retailers. To increase awareness of the Maxtor brand name and benefit from the typically higher gross margins of the retail sales channel, we sell our retail-packaged products directly to major retailers such as computer superstores, warehouse clubs and computer electronics stores, and authorized sales through distributors to smaller retailers. Retailers accounted for 8.1% of revenue for the year ended December 26, 1998; 6.3% of revenue for the year ended January 1, 2000; and 8.1% for the year ended December 30, 2000. Our current retail customer base is in the United States and Canada; however, we have begun efforts to establish a retail channel presence in the emerging retail markets in Europe and Asia. We believe the retail channel complements other sales channels. Retailers supply the after-market "upgrade" sector in which end-users purchase and install products to upgrade their computers. We grant certain of our retailers price protection and limited rights to return product on a rotation basis.

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

COMPETITION

     We compete primarily with manufacturers of 3.5-inch hard disk drives, including Fujitsu, Quantum, Samsung, Seagate, IBM and Western Digital, some of which have a larger share of the desktop hard disk drive market than ours.

     We believe that important competitive factors in the hard disk drive market are quality, storage capacity, performance, price, time-to-market introduction, time-to-volume production, desktop computer manufacturer product qualifications, breadth of product lines, reliability and technical service and support. We believe we compete favorably with respect to these factors. See section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Performance."

INTELLECTUAL PROPERTY

     We have been granted 181 U.S. and 77 foreign patents related to disk drive products and technologies, and have additional patent applications pending in the United States and certain foreign countries. We have patent protection on certain aspects of our technology and also rely on trade secret, copyright and trademark laws, as well as contractual provisions to protect our proprietary rights. There can be no assurance that our protective measures will be adequate to protect our proprietary rights; that others, including competitors with substantially greater resources, have not developed or will not independently develop or otherwise acquire equivalent or superior technology; or that we will not be required to obtain licenses requiring us to pay royalties to the extent that our products may use the intellectual property of others, including, without limitation, our products that may also be subject to patents owned or licensed by others. There can be no assurance that any patents will be issued pursuant to our current or future patent applications, or that patents issued pursuant to such applications or any patents we own or have license to use will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights. Litigation may be necessary to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of our proprietary rights or those of others. We could incur substantial costs in seeking enforcement of our issued or licensed patents against infringement or the unauthorized use of our trade secrets and proprietary know-how by others or in defending ourselves against claims of infringement by others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the laws of certain countries in which our products are manufactured and sold, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States, and there can be no assurance that such laws will be enforced in an effective manner. Any failure by us to enforce and protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Performance."

EMPLOYEES

     As of December 30, 2000, we had 8,551 employees worldwide, including 953 in engineering, research and development; 207 in marketing, sales and customer support; 7,210 in manufacturing; and 181 in executive, general management and administration. As of December 30, 2000, we had 6,806 employees at our manufacturing facilities in Singapore and 145 employees at our foreign sales offices. None of our U.S. employees currently are represented by a labor organization. In May 1997, our Singapore subsidiary recognized a labor union, the United Workers of Electronic and Electrical Industries, and in November 1998, signed a three-year collective bargaining agreement with that union. We believe that our employee relations are positive.

EXECUTIVE OFFICERS

     The following table lists the executive officers of the Company and their ages as of March 3, 2000. There are no family relationships between any director or executive officer of the Company. Executive officers serve at the discretion of the Board of Directors.

            NAME               AGE                   POSITION WITH THE COMPANY
            ----               ---                   -------------------------
Michael R. Cannon............  48     President, and Chief Executive Officer
Paul J. Tufano...............  47     Senior Vice President, Finance, and Chief Financial
                                      Officer
Dr. Victor B. Jipson.........  48     President, Network Systems Group
Dr. Pantelis S.                52     Vice President, Advanced Technology and Chief Technology
  Alexopoulos................         Officer
David L. Beaver..............  46     Vice President, Worldwide Materials
Michael D. Cordano...........  36     Vice President, Worldwide Sales
Ted Deffenbaugh..............  38     Vice President, Consumer Electronics Applications
Phillip C. Duncan............  50     Vice President, Human Resources and Facilities
Misha Rozenberg..............  38     Vice President, Quality
Glenn H. Stevens.............  50     Vice President, General Counsel and Secretary
K. H. Teh....................  46     Vice President, Worldwide Manufacturing & Managing
                                      Director, Singapore
Michael J. Wingert...........  40     Vice President, Desktop Development

     Michael R. Cannon has been our President and Chief Executive Officer since July 1996. From 1993 until he joined us in 1996, Mr. Cannon held several senior management positions with IBM's Storage Systems division, including Vice President, Mobile and Desktop Business Unit; Vice President, Product Design; and Vice President, Worldwide Operations. From May 1991 to January 1993, he served as Senior Vice President of Syquest, a removable disk drive company, and prior to joining SyQuest he held the position of Vice President, Southeast Asia Operations, with Imprimis Technology. He is also director of MMC Technology, a wholly owned subsidiary of Hyundai Electronics America.

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

     Dr. Victor B. Jipson has been President of our Network Systems Group since October 1999. From December 1995 until his appointment as President, Network Systems Group, he served as our Senior Vice President, Engineering. From 1991 to 1995, he was General Manager of IBM's Optical Storage Solutions business unit. From 1975 to 1991, Dr. Jipson held key management positions in research, technical strategy, product strategy and research and development with IBM.

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

     Michael D. Cordano has been our Vice President, Worldwide Sales since August 1999. Prior to his promotion, he held the position of Vice President, Global Sales. Prior to joining Maxtor in 1994, Mr. Cordano held various sales positions at Conner Peripherals, Inc.

     Ted Deffenbaugh has been our Vice President, Consumer Electronics Applications since May 2000. Prior to joining Maxtor, Mr. Deffenbaugh was with Quantum Corporation working in the areas of creative strategic alliances, product planning, technical marketing and standards committee representation. He also worked at IBM in various management roles in marketing, engineering and public relations.

     Philip C. Duncan has been our Vice President, Human Resources since August 1996. From 1994 to 1996, he was Vice President, International Sales and Marketing and Human Resources of Berkeley Systems, a software company. From 1992 to 1994, he held senior human resources management positions at SyQuest, and from 1990 to 1992, he held similar positions at Cirrus Logic, a semiconductor company.

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

     Michael J. Wingert has been our Vice President, Desktop Engineering since November 1999. Previously he was the Vice President, Engineering for five years. Prior to joining Maxtor in 1994, Mr. Wingert held various senior management positions in product testing and development at IBM.

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

     We also lease various sales and support facilities in Australia, France, Germany, Hong Kong, Ireland, Japan, Korea, Singapore, Taiwan, United Kingdom, and the United States. The aggregate rent under all of our leases is currently $9.1 million per annum.

ITEM 3. LEGAL PROCEEDINGS

     We were previously involved in a dispute with StorMedia Incorporated, which arose out of an agreement among Maxtor, StorMedia and Hyundai Electronics Industries. On February 8, 2001, the Bankruptcy Court for the Northern District of California, San Jose Division, entered an order implementing and approving as fair and reasonable the terms of a settlement agreement, pursuant to which Hyundai and Maxtor have paid to StorMedia an aggregate of $9.7 million in settlement of the parties' dispute. This settlement amount is accrued in Maxtor's fiscal year 2000 financial statements. The settlement is now final and all cases relating to this matter have been dismissed.

     We also have also been in litigation with Magnetic Media Development, LLC, or MMD, in the United States District Court for the Central District of California, over assertions that we infringed certain patents owned by MMD. The patents relate to magnetic media that we purchase from third party media vendors for use in our hard disk drives. We made a settlement payment on March 26, 2001 to MMD and obtained a release from MMD of all claims asserted or that could have been asserted against us. Additionally, we have obtained a paid-up license for any future activities that may come within the scope of the MMD patents. The pending lawsuit is in the process of being dismissed by the court with prejudice.

     On March 18, 1999, we were sued by Papst Licensing, GmbH, a German corporation, for infringement of patents that relate to hard disk drives. Papst has asserted that Maxtor infringes 13 patents. The lawsuit had been pending in the United States District Court for the Northern District of California, but was transferred with other litigation involving Papst patents to the United States District Court for the Eastern District of Louisiana by the Judicial Panel on Multidistrict Litigation for consolidated or coordinated proceedings. Papst's infringement allegations are based on spindle motors that Maxtor purchases from third party motor vendors, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of the spindle motors used in its hard disk drives from vendors that were licensed under Papst's patents.

     While we believe that we have valid defenses to Papst's claims, the results of any litigation are inherently uncertain and other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents could be asserted by Papst. Additionally, we cannot assure you that we will be able to successfully defend ourself against this or any other Papst lawsuit. The Papst complaint asserts claims to an unspecified dollar amount of damages. A favorable outcome for Papst in this lawsuit could result in the issuance of an injunction against us and our products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, we also could be required to pay treble damages and Papst's attorney's fees. Accordingly, a litigation outcome favorable to Papst could harm our business, financial condition, and operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 30, 2000.

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

                                                               HIGH      LOW
                                                              ------    -----
Fiscal 2001 First Quarter (through March 3, 2001)...........  $ 8.50    $5.09
Fiscal 2000 Fourth Quarter..................................   11.00     5.13
Fiscal 2000 Third Quarter...................................   11.25     5.50
Fiscal 2000 Second Quarter..................................   13.75     9.81
Fiscal 2000 First Quarter...................................   14.69     6.25
Fiscal 1999 Fourth Quarter..................................    7.25     4.94
Fiscal 1999 Third Quarter...................................    7.31     4.69
Fiscal 1999 Second Quarter..................................    8.25     4.53
Fiscal 1999 First Quarter...................................   19.56     7.78

     As of March 3, 2001, there were approximately 190 stockholders of record of our common stock including The Depository Trust Company which holds shares of Maxtor common stock on behalf of an indeterminate number of beneficial owners.

DIVIDEND POLICY

     We have never paid cash dividends on our stock and do not anticipate paying cash dividends in the near future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following table presents the consolidated financial information for the periods indicated:

                                            NINE MONTHS    FISCAL YEAR    FISCAL YEAR    FISCAL YEAR   FISCAL YEAR
                                               ENDED          ENDED          ENDED          ENDED         ENDED
                                            DECEMBER 28,   DECEMBER 27,   DECEMBER 26,   JANUARY 1,    DECEMBER 30,
                                              1996(1)          1997           1998          2000           2000
                                            ------------   ------------   ------------   -----------   ------------
                                                       (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue...................................   $   798.9       $1,424.3       $2,408.5      $2,486.1       $2,704.8
Cost of revenue...........................       888.9        1,352.9        2,108.1       2,287.3        2,328.3
                                             ---------       --------       --------      --------       --------
     Gross profit (loss)..................       (90.0)          71.4          300.4         198.8          376.5
                                             ---------       --------       --------      --------       --------
Operating expenses:
  Research and development................        87.8          106.2          158.4(3)      192.8          235.0
  Selling, general and administrative.....        60.7           62.6           81.9(3)       90.5          110.5
  Acquired in-process technology..........          --             --             --           7.0             --
  Amortization of goodwill and other
     intangible assets....................          --             --             --           3.1            9.9
  Other...................................          --             --             --            --             --
                                             ---------       --------       --------      --------       --------
          Total operating expenses........       148.5          168.8          240.3(3)      293.4          355.4
                                             ---------       --------       --------      --------       --------
Income (loss) from operations.............      (238.5)         (97.4)          60.1(3)      (94.6)          21.1
Interest expense..........................       (18.0)         (36.5)         (28.8)        (13.7)         (13.7)
Interest and other income.................         1.0           25.0(2)         7.4          15.6           24.3
Gain on sale of investment................          --             --             --          44.1            1.8
                                             ---------       --------       --------      --------       --------
Income (loss) before income taxes.........      (255.5)        (108.9)          38.7(3)      (48.6)          33.5
Provision for income taxes................         0.8            1.0            7.5           1.5            1.7
                                             ---------       --------       --------      --------       --------
Net income (loss).........................   $  (256.3)      $ (109.9)(2)   $   31.2(3)   $  (50.1)      $   31.8
                                             =========       ========       ========      ========       ========
Net income (loss) per share -- basic......   $      --       $     --       $   0.81      $  (0.48)      $   0.28
Net income (loss) per
  share -- diluted(4).....................   $      --(4)    $     --(4)    $   0.47      $  (0.48)      $   0.28
                                             =========       ========       ========      ========       ========
Shares used in per share calculation (in
  thousands):
  Basic...................................          --             --         38,295       105,503        113,433
                                             ---------       --------       --------      --------       --------
  Diluted.................................          --             --         65,814       105,503        119,116
                                             ---------       --------       --------      --------       --------
Pro forma net loss per share -- diluted...   $  (17.62)      $  (3.62)      $   0.47      $  (0.48)      $   0.27
                                             =========       ========       ========      ========       ========
Shares used in pro forma calculation (in
  thousands)..............................      14,552         30,350         65,814       105,503        119,116
                                             =========       ========       ========      ========       ========
BALANCE SHEET DATA:
Total assets..............................   $   314.5       $  555.5       $  863.4      $  906.3       $1,024.9
Total current liabilities.................       412.9          552.2          548.9         537.2          628.9
Long-term debt............................       229.1          224.3          145.0         113.8           92.3
Total stockholders' equity (deficit)......      (327.5)        (221.0)         169.4         255.3          303.7

---------------
(1) We changed our fiscal year during the period ended December 28, 1996 to conform our fiscal year to that of Hyundai Electronics America.

(2) Includes recovery of a $20.0 million fully-reserved note from IMS.

(3) Total operating expenses, income from operations, income before income taxes and net income for the year ended December 26, 1998 reflect a $12.1 million compensation charge related to certain variable accounting features of our option plan. The charge was allocated equally to research and development and selling, general and administrative expenses. Without such charge, we would have had research and development expenses of $152.4 million, selling, general and administrative expenses of $75.8 million, total operating expenses of $228.2 million, income from operations of $72.2 million, income before income taxes of $50.8 million and net income of $43.3 million. Our 1996 Stock Option Plan was amended and restated to remove the variable features and provide for fixed award options. See Note 10 of notes to consolidated financial statements.

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

     We formed Maxtor Network Systems Group ("MNSG") subsequent to our acquisition of CDS. MNSG concentrates on products and offerings in or related to the Networked Attached Storage ("NAS") market.

     Maxtor and Quantum Corporation have entered into an Amended and Restated Agreement and Plan of Merger and Reorganization dated as of October 3, 2000. Under the Merger Agreement, Quantum has agreed to split off its hard disk drive business, which will then be combined with Maxtor by a merger. In the merger, each holder of Quantum HDD common stock will receive 1.52 shares of Maxtor common stock for each share of Quantum HDD common stock held by such person. Immediately following the merger, the former holders of Maxtor common stock will hold not more than 49.9% of the total outstanding common stock of Maxtor and former holders of Quantum HDD common stock will hold not less than 50.1% of Maxtor's outstanding common stock. The merger is subject to customary conditions, including receipt of stockholder approval. The merger proposal and other matters have been submitted for stockholder approval to the holders of Quantum and Maxtor common stock at special meetings of stockholders to be held on March 30, 2001. In connection with the proposed merger, Maxtor filed a registration statement on Form S-4 with the Securities and Exchange Commission. INVESTORS AND SECURITY HOLDERS ARE ADVISED TO READ THE REGISTRATION STATEMENT AND THE PROXY STATEMENT-PROSPECTUS BECAUSE THEY CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED MERGER. Investors and security holders may obtain a free copy of the registration statement and the proxy statement-prospectus and other documents filed by Maxtor with the Securities and Exchange Commission at the Securities and Exchange Commission's web site at http://www.sec.gov. Free copies of the registration statement and other documents filed by Maxtor with the Securities and Exchange Commission may also be obtained from Maxtor by directing a request to Maxtor, Attention: Jenifer Kirtland, 408-432-4270.

INTELLECTUAL PROPERTY

     When we were a majority-owned subsidiary of HEA, we had the benefit of certain third-party intellectual property rights on terms that may have been more favorable than would have been available to us if we have not been a majority-owned subsidiary of HEA. On June 25, 1998, we entered into an agreement with HEA whereby we agreed to pay an allocated share of the license fees associated with certain third party rights in annual installments ranging from $1.0 million to $2.3 million through 2007. For the year ended December 30, 2000, we recorded an expense of $1.9 million in connection with this commitment. There can be no assurance that we will be able to obtain similar rights in the future on terms as favorable as those currently available to us.

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

     As a result of the July 1998 public offering of our common stock, which caused an "ownership change" for federal and state income tax purposes, a significant portion of the NOL carryforwards is restricted in its utilization. Details are provided in the footnotes to the financial statements.

     We were part of the HEA consolidated group for federal income tax purposes during the period from early 1996 to August 1998. Pursuant to a "Tax Allocation Agreement" we were liable for our allocable share of the total consolidated tax return liability during this period. The HEA consolidated group has used substantial amounts of our NOLs and other tax attributes. Under the Tax Allocation Agreement, neither HEA nor Maxtor was required to reimburse the other for any utilization of the other member's NOLs or other tax attributes.

                                                                       YEARS ENDED
                                                      ----------------------------------------------
                                                      DECEMBER 26,      JANUARY 1,      DECEMBER 30,
                                                          1998             2000             2000
                                                      ------------      ----------      ------------
                                                                      (IN MILLIONS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue.............................................    2,408.5          2,486.1          2,704.8
Cost of revenue.....................................    2,108.1          2,287.3          2,328.3
                                                        -------          -------          -------
  Gross profit......................................      300.4            198.8            376.5
                                                        -------          -------          -------
Operating expenses:
  Research and development..........................      158.4(1)         192.8            235.0
  Selling, general and administrative...............       81.9(1)          90.5            110.5
  Acquired in-process technology....................         --              7.0               --
  Amortization of goodwill and other intangible
     assets.........................................         --              3.1              9.9
                                                        -------          -------          -------
  Total operating expenses..........................      240.3(1)         293.4            355.4
                                                        -------          -------          -------
Income (loss) from operations.......................       60.1(1)         (94.6)            21.1
Interest expense....................................      (28.8)           (13.7)           (13.7)
Interest and other income...........................        7.4             15.6             24.3
Gain on sale of investment..........................         --             44.1              1.8
                                                        -------          -------          -------
Income (loss) before income taxes...................       38.7(1)         (48.6)            33.5
Provision for income taxes..........................        7.5              1.5              1.7
                                                        -------          -------          -------
Net income (loss)...................................       31.2(1)         (50.1)            31.8
                                                        =======          =======          =======

                                                                       YEARS ENDED
                                                      ----------------------------------------------
                                                      DECEMBER 26,      JANUARY 1,      DECEMBER 30,
                                                          1998             2000             2000
                                                      ------------      ----------      ------------
                                                                      (IN MILLIONS)
AS A PERCENTAGE OF REVENUE:
Revenue.............................................      100.0%           100.0%           100.0%
Cost of revenue.....................................       87.5             92.0             86.1
                                                        -------          -------          -------
  Gross profit......................................       12.5              8.0             13.9
                                                        -------          -------          -------
Operating expenses:
  Research and development..........................        6.6(1)           7.8              8.7
  Selling, general and administrative...............        3.4(1)           3.6              4.0
  Acquired in-process technology....................         --              0.3               --
  Amortization of goodwill and other intangible
     assets.........................................         --              0.1              0.4
                                                        -------          -------          -------
  Total operating expenses..........................       10.0(1)          11.8             13.1
                                                        -------          -------          -------
Income (loss) from operations.......................        2.5(1)          (3.8)             0.8
Interest expense....................................       (1.2)(1)         (0.6)            (0.5)
Interest and other income...........................        0.3              0.6              0.9
Gain on sale of investment..........................         --              1.8               --
                                                        -------          -------          -------
Income (loss) before income taxes...................        1.6(1)          (2.0)             1.2
Provision for income taxes..........................        0.3              0.1              0.1
                                                        -------          -------          -------
Net income (loss)...................................        1.3%(1)         (2.0)%            1.1%
                                                        =======          =======          =======

---------------
(1) Total operating expenses, income from operations, income before income taxes and net income for the year ended December 26, 1998 reflect a $12.1 million compensation charge related to certain variable accounting features of our option plan. The charge was allocated equally to research and development and selling, general and administrative expenses. Without such charge, we would have had research and development expenses of $152.4 million, selling, general and administrative expenses of $75.8 million, total operating expenses of $228.2 million, income from operations of $72.2 million, income before income taxes of $50.8 million and net income of $43.3 million. Our 1996 Stock Option Plan was amended and restated to remove the variable features and provide for fixed award options. See Note 10 of notes to consolidated financial statements.

COMPARISON OF 1998, 1999 AND 2000

     Revenue. In 1998, we generated revenue of $2,408.5 million compared with revenue of $2,486.1 million in 1999 and $2,704.8 million in 2000. Revenue increased 3.2% from 1998 to 1999 and 8.8% from 1999 to 2000. The increase in revenue in both years was due primarily to an increase in unit shipments arising from improved time-to-market introduction and time-to-volume production. Revenue from sales to desktop computer manufacturers was 76.5%, 75.9%, and 69.8% of our revenue in 1998, 1999 and 2000, respectively. Actual revenue from sales to desktop computer manufacturers slightly increased in each of these years. The decline in the percentage of revenue contribution from desktop computer manufacturers reflects the expansion of our sales to distributors and into the retail channel. Throughout 1998 and 1999, revenue growth from increased unit shipments was partially offset by rapid price erosion in the hard disk drive market as a whole, which resulted in a decline in average selling prices. We believe that the effect of hard disk drive market average selling price declines on our average selling prices was contained partially by our improved time-to-market introduction and time-to-volume production, and by Maxtor's trend toward shipping higher capacity hard disk drives, which tend to have higher initial average selling prices. Revenue and unit volume growth in 2000 were favorably impacted by continued time to market performance, increased penetration of the distribution channel, a continued trend to shipping higher capacity drives.

     Cost of Revenue; Gross Profit. Gross profit decreased from $300.4 million in 1998 to $198.8 million in 1999 and increased to $376.5 million in 2000. Gross margin as a percentage of revenue decreased from 12.5% in 1998 to 8.0% in 1999 and increased to 13.9% in 2000. The decrease in gross margin from 1998 to 1999 was due primarily to rapid price erosion in the hard disk drive market as a whole, which resulted in a decline in average selling prices for our products. The increase in gross margin from 1999 to 2000 is due primarily to manufacturing efficiencies including product designs, lower component costs, and price moderations.

OPERATING EXPENSES

     Research and Development Expense. Research and development ("R&D") expense as a percentage of revenue was 6.6%, 7.8% and 8.7% in 1998, 1999 and 2000, respectively. From 1998 to 1999, R&D expense as a percentage of revenue increased by 1.2% and the absolute dollar level of R&D spending increased from $158.4 million in 1998 to $192.8 million in 1999. These increases were due to our continued efforts to develop new products for the desktop computer market and future products in other hard disk drive segments and the NAS market. From 1999 to 2000, R&D expense as a percentage of revenue increased by 0.9% and the absolute dollar level of spending increased from $192.8 million to $235.0 million. These increases are primarily due to our continued efforts to maintain leadership products and to address the requirements of the desktop PC market as well as investments in the NAS division.

     Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expenses as a percentage of revenue were 3.4%, 3.6% and 4.0% in 1998, 1999 and 2000, respectively. The absolute dollar level of SG&A expense increased from $81.9 million in 1998 to $90.5 million in 1999 and to $110.5 million in 2000. The increases in SG&A expenses were primarily due to costs associated with supporting our higher sales volume and increased emphasis in the distribution and retail markets.

     Acquired In-Process Technology. The acquired in-process technology charge of $7 million in 1999 resulted from the acquisition of CDS. The value of the acquired in-process technology was determined using a combination of risk-adjusted income approaches and an independent valuation. The total amount of $7 million was charged to operations as the technology had not reached the stage of technological feasibility at the date of acquisition and had no future alternative use.

     Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets represents the amortization of goodwill and other intangible assets related to the acquisition of CDS. Such amortization amounted to $3.1 million in 1999 and $9.9 million in 2000.

     Interest Expense. Interest expense was $28.8 million in 1998 and $13.7 million in 1999 and 2000, representing a 52.4% decrease from 1998 to 1999. As a percentage of revenue, interest expense was 1.2%, 0.6% and 0.5% in 1998, 1999 and 2000, respectively. The decrease from year to year was due to the reduction in borrowings.

     As of December 26, 1998, January 1, 2000 and December 30, 2000, we had $5.3 million, $5.0 million and $15.4 million of short-term borrowings and $145.0 million , $113.8 million and $92.3 million of long-term indebtedness outstanding, respectively.

     Interest and Other Income. Interest and other income was $7.4 million, $15.6 million and $24.3 million in 1998, 1999 and 2000, respectively. As a percentage of revenue, interest and other income was 0.3%, 0.6% and 0.9% in 1998, 1999 and 2000, respectively. The increase was due primarily to the overall increase in cash and marketable securities as a result of our public offerings in 1998 and 1999.

     Gain on Sale of Investment. During 1999, we sold our equity investment in Celestica, Inc., resulting on a gain on sale of investment of $44.1 million. During 2000, we sold our investment in Headway Technologies, Inc., resulting in a gain on sale of investment of $1.8 million.

YEAR 2000 READINESS

     We have not experienced any known material adverse impacts on our current products, internal information systems, and non-information technology systems (equipment and systems) as a result of the year 2000 issue. Based on the work done, we have not incurred material costs to address the year 2000 readiness of our systems (as a result of relatively new systems) and products.

  LIQUIDITY AND CAPITAL RESOURCES

     As of December 30, 2000, we had $376.2 million in cash and cash equivalents and marketable securities as compared to $353.9 million as of January 1, 2000. In February 1999, we completed an underwritten secondary public offering of 7,800,000 newly issued shares of our common stock and received $95.8 million, net of offering costs and expenses.

     Operating activities provided net cash of $129.3 million for the year ended December 30, 2000. The cash provided from operating activities was principally generated from net income and the increase in accounts payable and accrued expenses, which was partially offset by the increase in accounts receivable and other assets. We used $183.4 million in investing activities during 2000, principally for the purchase of property, plant and equipment and marketable securities. For the twelve months ended December 30, 2000, we reduced short and long-term debt by $5.0 million.

     As of December 30, 2000, our outstanding debt consisted primarily of $79.9 million in publicly traded 5.75% Subordinated Debentures and a $27.8 million loan from the Economic Development Board of Singapore. The Debentures, which are due March 1, 2012, are entitled to annual sinking fund payments of $5.0 million, which commenced March 1, 1998. The loan from the Economic Development Board of Singapore is payable in seven equal semi-annual installments beginning March 2001. Interest is payable at 1% above the prevailing Central Provident Fund lending rate, subject to a minimum of 3.5% per year.

     We also have a $200.0 million asset securitization program with Fleet National Bank under which we sell our eligible trade accounts receivable on a non-recourse basis through a special purpose entity. As of December 30, 2000, $75.0 million of accounts receivable have been sold under this arrangement and excluded from our accounts receivable balance.

     We believe the existing capital resources, together with cash generated from operations and borrowing capacity, will be sufficient to fund our operations through at least the next 12 months. We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and to invest in property, plant and equipment. In 2001, capital expenditures are expected to be between approximately $150 million and $200 million, to be used principally for research and development activities, without giving effect to the Quantum HDD business combination. We intend to seek financing arrangements, including a line of credit, to fund our future capacity expansion plans, as necessary. However, our ability to generate cash will depend on, among other things, demand in the desktop hard disk drive market and pricing conditions. If we need additional capital, there can be no assurance that such additional financing can be obtained, or, if obtained, that it will be available on satisfactory terms. See discussion below under the heading "Certain Factors Affecting Future Performance."

  NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivatives Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. We are required to adopt SFAS 133 in the first quarter of fiscal 2001. The initial adoption of SFAS 133 is not material to our financial statements and the impact on future periods will depend on our future activity.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB 101 with earlier application encouraged. Subsequently, in June 2000, the SEC issued SAB No. 101B to defer the implementa-tion of SAB 101 until the fourth quarter of 2000. We have adopted the provisions of SAB 101 in these financial statements for all periods presented and there is no material impact to the financial statements that results from the adoption of SAB 101.

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions in SFAS 125 without reconsideration. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. This Statement is to be applied prospectively with certain exceptions. We have adopted the provisions of SFAS No. 140.

                  CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

WE HAVE A HISTORY OF LOSSES AND MAY NOT SUSTAIN PROFITABILITY.

     We have a history of significant losses. In the last five fiscal years, we have been profitable in only fiscal years 1998 and 2000. Although we achieved profitability in the most recent fiscal year, we cannot assure you that we will sustain such profitability.

THE DECLINE OF AVERAGE SELLING PRICES IN THE HARD DISK DRIVE INDUSTRY COULD CAUSE OUR OPERATING RESULTS TO SUFFER AND MAKE IT DIFFICULT FOR US TO ACHIEVE PROFITABILITY.

     It is very difficult to achieve and maintain profitability and revenue growth in the hard disk drive industry because the average selling price of a hard disk drive rapidly declines over its commercial life as a result of technological enhancement, productivity improvement and increase in the industry supply. End-user demand for the computer systems that contain our hard disk drives has historically been subject to rapid and unpredictable fluctuations. As a result, the hard disk drive market tends to experience periods of excess capacity and intense price competition. When competitors lower prices to liquidate excess inventories, restructure, or attempt to gain market share, average selling prices also decline. This intense price competition could force us to lower prices, which would reduce margins, cause operating results to suffer and make it difficult for us to achieve or maintain profitability. In addition, the growth of the lower priced personal computer market has forced the cost of desktop hard disk drives to decline. If we are unable to lower the cost of our hard disk drives for the lower-priced personal computer market, we will not be able to compete effectively and our operating results would suffer.

THE MARKET PRICE OF OUR COMMON STOCK FLUCTUATED SUBSTANTIALLY IN THE PAST AND IS LIKELY TO FLUCTUATE IN THE FUTURE AS A RESULT OF A NUMBER OF FACTORS SUCH AS THE RELEASE OF NEW PRODUCTS BY US OR OUR COMPETITORS, THE LOSS OR GAIN OF SIGNIFICANT CUSTOMERS OR CHANGES IN STOCK MARKET ANALYSTS' ESTIMATES.

     The market price of our common stock and the number of shares traded each day has varied greatly. Such fluctuations may continue due to numerous factors including:

     - quarterly fluctuations in operating results;

     - announcements of new products by us or our competitors such as products that address additional hard disk drive segments;

     - gains or losses of significant customers such as Dell, Compaq or IBM;

     - changes in stock market analysts' estimates;

     - the presence or absence of short-selling of our common stock;

     - events affecting other companies that the market deems comparable to Maxtor;

     - general conditions in the semiconductor and electronic systems industries; and

     - general economic conditions in the United States and abroad.

OUR QUARTERLY OPERATING RESULTS HAVE FLUCTUATED SUBSTANTIALLY IN THE PAST AND ARE LIKELY TO FLUCTUATE IN THE FUTURE.

     Our quarterly operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our future performance will depend on many factors, including:

     - the average selling price of our products;

     - fluctuations in the demand for our products as a result of the cyclical and seasonal nature of the desktop computer industry;

     - the availability, and efficient use, of manufacturing capacity;

     - competitors introducing better products at competitive prices before we do;

     - new competitors entering our market;

     - our ability to successfully qualify our products with our customers;

     - our customers canceling, rescheduling or deferring orders;

     - our ability to purchase components at competitive prices;

     - the availability of adequate capital resources; and

     - other general economic and competitive factors.

     Many of our expenses are relatively fixed and difficult to reduce or modify. As a result, the fixed nature of our operating expenses will magnify any adverse effect of a decrease in revenue on our operating results. If our future operating results are below the expectations of stock market analysts, our stock price may decline.

OUR STOCK PRICE MAY BE AFFECTED BY SALES OF OUR COMMON STOCK BY HYUNDAI ELECTRONICS AMERICA OR ITS OFFICIALS.

     Our stock price may be affected by sales of our common stock by Hyundai Electronics America or the perception that such sales may occur due to the financial condition of Hyundai Electronics America affiliates or otherwise. Hyundai Electronics America has informed us that it may consider selling additional Maxtor shares at a time it deems appropriate.

     In February 1999, DECS Trust IV, a newly formed trust, sold 12,500,000 DECS to several institutional investors in a registered public offering. The DECS are securities that represent all of the beneficial interest in DECS Trust IV, which owns U.S. treasury securities and a prepaid forward contract to purchase Maxtor common stock from Hyundai Electronics America. The trust will terminate on or shortly after February 15, 2002, or upon earlier liquidation of DECS Trust IV under certain circumstances. When the trust terminates, Hyundai Electronics America will deliver, at its option, either cash or Maxtor common stock to the trust. If holders of DECS receive shares of Maxtor common stock at the termination of the trust, such holders may sell those shares distributed to them in the open market at or after the distribution occurs. We cannot predict whether Hyundai Electronics America will deliver shares of Maxtor stock to the trust on its termination or when or whether holders of the DECS will resell any shares of Maxtor stock they receive. Further, any market that develops for the DECS could reduce the demand for our common stock or otherwise negatively impact the market price of our common stock.

IF WE FAIL TO QUALIFY AS A SUPPLIER TO DESKTOP COMPUTER MANUFACTURERS, THEN THESE MANUFACTURERS MAY NOT PURCHASE ANY UNITS OF AN ENTIRE PRODUCT LINE WHICH WILL HAVE A SIGNIFICANT IMPACT ON OUR SALES.

     Most of our products are sold to desktop computer manufacturers. These manufacturers select or qualify their hard disk drive supplies based on quality, storage capacity, performance and price. Manufacturers typically seek to qualify three or four suppliers for each hard disk drive product generation. To qualify consistently with these manufacturers and thus succeed in the desktop hard disk drive industry, we must consistently be among the first-to-market introduction and first-to-volume production at leading storage capacity per disk, offering competitive prices and high quality. Once a manufacturer has chosen its hard disk drive suppliers for a given desktop computer product, it often will purchase hard disk drives from those suppliers for the commercial lifetime of that product line. If we miss a qualification opportunity, we may not have another opportunity to do business with that manufacturer until it introduces its next generation of products. The effect of missing a product qualification opportunity is magnified by the limited number of high volume manufacturers of personal computers. If we do not reach the market or deliver volume production in a timely manner, we may lose opportunities to qualify our products. In such case, our gross margins would decline due to rapidly declining average selling prices, and we would lose market share. Loss of market share would have a negative impact on our business, financial condition and operating results.

BECAUSE WE WILL BE SUBSTANTIALLY DEPENDENT ON DESKTOP COMPUTER DRIVE SALES, A DECREASE IN THE DEMAND FOR DESKTOP COMPUTERS COULD REDUCE DEMAND FOR OUR PRODUCTS.

     Although there has been significant growth in the demand for desktop computers over the past several years, according to International Data Corporation, the growth rate in desktop computer sales has slowed in recent fiscal quarters. Because we will rely substantially on the desktop segment of the personal computer industry, we will be affected more by changes in market conditions for desktop computers than a company with a broader range of products. Any decrease in the demand for desktop computers could reduce the demand for our products, harming our business.

IF WE DO NOT DIVERSIFY OUR OPERATIONS, EXPAND INTO NEW HARD DRIVE MARKET SEGMENTS, OR CONTINUE TO MAINTAIN OUR PRESENCE IN THE DESKTOP MARKET, OUR REVENUES WILL SUFFER.

     To remain a significant supplier of hard disk drives to major manufacturers of personal computers, we will need to offer a broad range of hard disk drive products to our customers. Although our current products are designed for the largest segment of the hard disk drive industry, the desktop computer area, demand may shift to other segments over time. None of our products yet serve the laptop personal computer segment. Accordingly, we will need to develop and manufacture new products that address additional hard disk drive segments and emerging technologies to remain competitive in the hard disk drive industry. We cannot assure you that we will:

     - successfully or timely develop or market any new hard disk drives in response to technological changes or evolving industry standards;

     - avoid technical or other difficulties that could delay or prevent the successful development, introduction or marketing of new hard disk drives;

     - successfully qualify new hard disk drives, particularly high-end hard disk drives, with customers by meeting their performance and quality specifications;

     - quickly achieve high volume production of new hard disk drives; or

     - achieve market acceptance of our new products.

     Any failure to successfully develop and introduce new products for our existing customers or to address specifically additional market segments could harm our business, financial condition and operating results.

THE LOSS OF ONE OR MORE OF OUR SIGNIFICANT CUSTOMERS OR A DECREASE IN THEIR ORDERS OF PRODUCTS WOULD CAUSE OUR REVENUES TO DECLINE.

     We sell most of our products to a limited number of customers. For the fiscal year ended December 30, 2000, one customer, Dell, accounted for approximately 14% of our revenue, and our top five customers accounted for approximately 34% of our revenue. It is expected that a relatively small number of customers will continue to account for a significant portion of our revenue after the merger, and the proportion of our revenue from these customers could continue to increase in the future. These customers have a wide variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product for a given customer, the customer generally will not be obligated to purchase any minimum volume of products from us and generally will be able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our revenue would decline, which would cause our business, financial condition and operating results to suffer.

COSTLY NEW DEMANDS BY OUR CUSTOMERS ARE INCREASING THE RISK OF INVENTORY OBSOLESCENCE AND DECLINING AVERAGE SELLING PRICES.

     Our customers are adopting more sophisticated business models that place additional strains on our business. For example, many personal computer manufacturers, including some of the largest personal computer manufacturing customers, may adopt build-to-order manufacturing models that reduce their component inventories and related costs and enable them to tailor their products more specifically to the needs of consumers.

     Some of our personal computer manufacturing customers also are considering or have implemented a "channel assembly" model in which the manufacturer ships a minimal computer system to the dealer or other assembler, and component suppliers (including hard disk drive manufacturers) ship parts directly to the dealer or other assembler for installation at its location. Finally, some of our manufacturing customers have adopted just-in-time inventory management processes that require component suppliers to maintain inventory at or near the customer's production facility. These new business models require us to hold products in inventory longer. These changing policies also increase our capital requirements and costs, complicate inventory management strategies and make it difficult to match manufacturing plans with projected customer demand. As a result, there is an increased risk that inventory will become obsolete or average selling price could decline, either of which could cause our operating results to suffer.

INTENSE COMPETITION IN THE HARD DISK DRIVE SEGMENT COULD REDUCE THE DEMAND FOR OUR PRODUCTS OR THE PRICES OF OUR PRODUCTS WHICH COULD REDUCE OUR REVENUES.

     The desktop computer market segment and the overall hard disk drive market are intensely competitive even during periods when demand is stable. We compete primarily with manufacturers of 3.5-inch hard disk drives for the personal computer industry, including Fujitsu, IBM, Samsung, Seagate Technology and Western Digital. Many of our competitors historically have had a number of significant advantages, including larger market shares, a broader array of product lines, preferred vendor status with customers, extensive name recognition and marketing power, and significantly greater financial, technical and manufacturing resources.

     Although we are expected to be one of the largest hard disk drive manufacturers after the merger, our size alone will not eliminate all of the advantages of our competitors. Some of our competitors make many of their own components which may provide them with benefits including lower costs. Our competitors may also:

     - consolidate or establish strategic relationships among themselves to lower their product costs or to otherwise compete more effectively against us;

     - lower their product prices to gain market share; or

     - bundle their products with other products to increase demand for their products.

     Competition could reduce the demand for our products and/or the prices of our products, which could reduce our revenues. In addition, new competitors could emerge and rapidly capture market share. If we fail to compete successfully against current or future competitors, our business, financial condition and operating results will suffer.

POWER OUTAGES WHICH CURRENTLY IMPACT COMPANIES WITH FACILITIES IN CALIFORNIA MAY ADVERSELY EFFECT OUR CALIFORNIA FACILITIES.

     We conduct substantial operations in the state of California and rely on a continuous power supply to conduct operations. California's current energy crisis could substantially disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the state of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. Although state lawmakers are working to minimize the impact, if blackouts interrupt our power supply, we may be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay the development of our products and disrupt communications with our customers, suppliers or our manufacturing operations. Future interruptions could damage our reputation and could result in lost revenue, either of which could substantially harm our business and results of operations. Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase which will have a negative effect on our operating results.

IF WE DO NOT HAVE ADEQUATE MANUFACTURING CAPACITY IN THE FUTURE BECAUSE OF A NATURAL DISASTER AT ONE OF OUR PLANTS OR AN INABILITY TO ACQUIRE NEEDED ADDITIONAL MANUFACTURING CAPACITY, OUR GROWTH WILL BE ADVERSELY IMPACTED AND OUR BUSINESS COULD SUFFER.

     Our volume manufacturing operations are based primarily in Singapore. A flood, earthquake, political instability or other disaster or condition after the merger affecting either's facilities or ability to manufacture could harm our business, financial condition and operating results. In addition, we will need to acquire additional manufacturing capacity in the future. Our inability to add capacity to allow us to meet customers' demands in a timely manner may limit our future growth and could harm our business, financial condition and operating results.

BECAUSE WE ARE DEPENDENT ON A LIMITED NUMBER OF SUPPLIERS, COMPONENT SHORTAGES COULD RESULT IN DELAYS OF PRODUCT SHIPMENTS AND DAMAGE OUR BUSINESS AND OPERATING RESULTS.

     A number of the components used in our products are available from a limited number of suppliers. Currently, we purchase digital signal processor/controller and spin/servo integrated circuits only from Texas Instruments, Inc. and purchase channel integrated circuits only from Lucent Technologies Inc. Some required parts may be periodically in short supply. As a result, we will have to allow for significant ordering lead times for some components. In addition, we may have to pay significant cancellation charges to suppliers if we cancel orders for components because we reduce production due to market oversupply, reduced demand, transition to new products or technologies or for other reasons. We order the majority of our components on a purchase order basis and we have limited long-term volume purchase agreements with only some of our existing suppliers. If we cannot obtain sufficient quantities of high quality parts when needed, product shipments would be delayed and our business, financial condition and operating results could suffer.

BECAUSE WE PURCHASE ALL OF OUR PARTS FROM THIRD PARTY SUPPLIERS, WE ARE SUBJECT TO THE RISK THAT WE MAY BE UNABLE TO ACQUIRE QUALITY COMPONENTS IN A TIMELY MANNER, OR EFFECTIVELY INTEGRATE PARTS FROM DIFFERENT SUPPLIERS, AND THESE PROBLEMS WOULD CAUSE OUR BUSINESS TO SUFFER.

     Unlike some of our competitors, we do not manufacture any of the parts used in our products. Instead, our products incorporate parts designed by and purchased from third party suppliers. Consequently, the success of our products depends on our ability to gain access to and integrate parts that use leading-edge technology. To successfully manage the integration of parts, we must:

     - obtain high quality parts;

     - hire skilled personnel;

     - effectively integrate different parts from a variety of suppliers;

     - manage difficult scheduling and delivery problems; and

     - develop and maintain relationships with key suppliers.

     If we are unable to successfully integrate parts obtained from third party suppliers, our business would suffer.

THE LOSS OF KEY PERSONNEL COULD HARM OUR BUSINESS.

     Our success depends upon the continued contributions of key employees, many of whom would be extremely difficult to replace. We do not have key person life insurance on any of our personnel. Worldwide competition for skilled employees in the hard disk drive industry is extremely intense. If we are unable to retain existing employees or to hire and integrate new employees, our business, financial condition and operating results could suffer. In addition, companies in the hard disk drive industry whose employees accept positions with competitors often claim that the competitors have engaged in unfair hiring practices. We may be the subject of such claims in the future as we seek to hire qualified personnel and we could incur substantial costs defending ourself against those claims.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE WHICH MAY NOT BE AVAILABLE ON FAVORABLE TERMS OR AT ALL.

     Our business is capital intensive and we may need more capital in the future. Our future capital requirements will depend on many factors, including:

     - the rate of our sales growth;

     - the level of our profits or losses;

     - the timing and extent of our spending to expand manufacturing capacity, support facilities upgrades and product development efforts;

     - the timing and size of business or technology acquisitions; and

     - the timing of introductions of new products and enhancements to our existing products.

     Any future equity financing will decrease the percentage equity ownership of our stockholders and may, depending on the price at which the equity is sold, result in significant economic dilution to them. Our board of directors will be authorized under our charter documents to issue preferred stock with rights, preferences or privileges senior to those of the common stock without stockholder approval.

PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED AND IT IS EXPOSED TO THIRD PARTY CLAIMS OF INFRINGEMENT.

     We have patent protection on some of our technologies. After the merger, we may not receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. Moreover, the rights granted under any such patents may not provide us with any competitive advantages. Finally, our competitors may develop or otherwise acquire equivalent or superior technology.

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

     We may have to obtain licenses of other parties' intellectual property and pay royalties. If we are unable to obtain such licenses, we may have to stop production of our products or alter our products. In addition, the laws of certain countries in which we sell and manufacture our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our remedies in these countries may be inadequate to protect our proprietary rights. Any failure to enforce and protect our intellectual property rights could harm our business, financial condition and operating results.

WE ARE SUBJECT TO EXISTING INFRINGEMENT CLAIMS WHICH ARE COSTLY TO DEFEND AND MAY HARM OUR BUSINESS.

     We have been sued by Papst Licensing, GmbH, a German corporation, for infringement of patents that relate to hard disk drives. Papst has asserted that we infringe 13 patents. The lawsuit had been pending in the United States District Court for the Northern District of California, but was transferred with other litigation involving Papst patents to the United States District Court for the Eastern District of Louisiana by the Judicial Panel on Multidistrict Litigation for consolidated or coordinated proceedings. Papst's infringement allegations are based on spindle motors that we purchase from third party motor vendors, and the use of such spindle motors in hard disk drives. We purchased the overwhelming majority of the spindle motors used in our hard disk drives from vendors that were licensed under Papst's patents.

     While we believe that we have valid defenses to Papst's claims, the results of any litigation are inherently uncertain and other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents could be asserted by Papst. Additionally, we cannot assure you that we will be able to successfully defend ourselves against this or any other Papst lawsuit. The Papst complaint asserts claims to an unspecified dollar amount of damages. A favorable outcome for Papst in this lawsuit could result in the issuance of an injunction against us and our products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, we also could be required to pay treble damages and Papst's attorney's fees. Accordingly, a litigation outcome favorable to Papst could harm our business, financial condition, and operating results.

     In addition to the Papst lawsuit, other claims of infringement have been made against us which have not been fully assessed and which could be material. We may have to obtain licenses of other parties' intellectual property and pay royalties. If we are unable to obtain such licenses, we may have to alter or stop production of our products. There can be no assurance that such licenses can be obtained on favorable terms and conditions and failure to obtain such licenses or unfavorable terms and conditions for such licenses could harm our business, financial condition, and operating results.

WE WILL FACE RISKS FROM OUR SUBSTANTIAL INTERNATIONAL OPERATIONS AND SALES.

     We will conduct most of our manufacturing and testing operations and will purchase a substantial portion of our key parts outside the United States. In particular, our manufacturing operations will be concentrated in Singapore, where our manufacturing operations are located. Such concentration of manufacturing operations in Singapore will likely magnify the effects on us of any labor shortages, political disruption, trade or tariff treaty changes, or natural disasters relating to Singapore. In addition, we also sell a significant portion of our products to foreign distributors and retailers. As a result, we will be dependent on revenue from international sales. Inherent risks relating to our overseas operations include:

     - difficulties associated with staffing and managing international operations;

     - economic slowdown and/or downturn in the computer industry in foreign markets;

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

     The specific economic conditions in each country impact our international sales. For example, our international contracts are denominated primarily in U.S. dollars. Significant downward fluctuations in currency exchange rates against the U.S. dollar could result in higher product prices and/or declining margins and increased manufacturing costs. In addition, we attempt to manage the impact of foreign currency exchange rate changes by entering into short-term, foreign exchange contracts. If we do not effectively manage the risks associated with international operations and sales, our business, financial condition and operating results could suffer.

WE WILL BE SUBJECT TO RISKS RELATED TO PRODUCT DEFECTS, WHICH COULD SUBJECT US TO WARRANTY CLAIMS IN EXCESS OF OUR WARRANTY PROVISION OR WHICH ARE GREATER THAN ANTICIPATED DUE TO THE UNENFORCEABILITY OF LIABILITY LIMITATIONS.

     Our products may contain defects. The standard warranties used by us contain limits on damages and exclusions of liability for consequential damages and for negligent or improper use of the products. We have established a warranty provision, at the time of product shipment, in an amount equal to our estimated warranty expenses. Although we believe that the warranty provision will be sufficient, the failure to maintain a sufficient warranty provision or the unenforceability of any liability limitations could harm our business, financial condition and operating results.

WE COULD BE SUBJECT TO ENVIRONMENTAL LIABILITIES WHICH COULD INCREASE OUR EXPENSES AND SUBJECT US TO LIABILITIES.

     Although we use a limited variety of chemicals in its manufacturing and research operations, we are subject to a wide range of environmental protection regulations in the United States and Singapore. While we do not believe our operations to date have been harmed as a result of such laws, future regulations may increase our expenses and harm our business, financial condition and results of operations. Even if we are in compliance in all material respects with all present environmental regulations, in the United States environment regulations often require parties to fund remedial action regardless of fault. As a consequence, it is often difficult to estimate the future impact of environmental matters, including potential liabilities. If we have to make significant capital expenditures or pay significant expense in connection with future remedial actions or to continue to comply with applicable environmental laws, our business, financial condition and operating results could suffer.

ANTITAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION COULD DISCOURAGE POTENTIAL ACQUISITION PROPOSALS OR DELAY OR PREVENT A CHANGE OF CONTROL.

     We have a number of protective provisions in place designed to provide our board of directors with time to consider whether a hostile takeover is in our best interests and that of our stockholders. These provisions, however, could discourage potential acquisition proposals and could delay or prevent a change in control of the company and also could diminish the opportunities for a holder of our common stock to participate in tender offers, including offers at a price above the then-current market price for Maxtor common stock. These provisions also may inhibit fluctuations in our stock price that could result from takeover attempts.

WE ARE SUBJECT TO NUMEROUS RISKS RELATED TO THE MERGER WITH QUANTUM HDD.

     In addition to the general operational and financial risk factors stated above, we are subject to a number of risks specifically related to the pending merger with Quantum HDD. These risks include, but are not limited to, the following:

     - We may be unsuccessful in integrating Quantum HDD's business operations with our own. The challenges involved in integrating the two businesses include, but are not limited to, the following:

      - retaining the existing customers and employees of each business;

      - coordinating research and development activities to permit efficient time-to-market introductions and time-to-volume production for new products and technologies;

      - coordinating manufacturing operations in an optimum manner;

      - integrating purchasing and procurement operations in multiple worldwide locations;

      - combining product offerings and product lines in a common platform and incorporating acquired technology into new products effectively and quickly;

      - integrating sales efforts so that customers can do business easily with us;

      - transitioning all world-wide facilities to common accounting and information technology systems;

      - developing and maintaining uniform standards, controls, procedures and policies; and

      - controlling the costs associated with integration.

     - We may fail to achieve the anticipated beneficial synergies such as cost reductions.

     - The equity interests of our stockholders may be diluted as a result of the exercise after the closing of Quantum HDD options assumed at the closing.

- Our financial results will be adversely affected due to the costs of the merger, which are expected to be between $80 million and $150 million, and also due to the liabilities of Quantum HDD assumed by us in the merger, such as any liability incurred by Quantum HDD in connection with the Papst litigation in which it also is a named defendant.

     - We may be unable to enter into manufacturing and purchase agreements with MKE, which could result in our not having a source of supply for an adequate volume of some of our products.

     - We may be unable to secure assignment of the material contracts of Quantum HDD or unable to continue our own material contracts following the merger without adverse changes to their existing terms and conditions.

     - We may be required to pay a substantial termination fee to Quantum as a result of the occurrence of certain triggering events which make us unable or unwilling to complete the merger.

     - We may be required to indemnify Quantum for the amount of any tax payable by Quantum as a result of the split-off to the extent the tax is not covered by insurance (unless imposition of the tax is the result of Quantum's actions, or acquisitions of Quantum stock, after the merger).

     - In order to avoid the risk of triggering a tax obligation of Quantum, we will be required to abide by potentially significant restrictions with respect to our equity securities for two years after the merger which could harm our ability to attract and retain key personnel. These same restrictions will likely render us a less attractive acquisition candidate for at least two years after the merger, and will also adversely affect our ability to raise capital for two years after the merger.

     A more complete discussion of the risks relevant to the merger is found in the proxy statement-prospectus included as part of the Form S-4 registration statement as filed by Maxtor with the Securities and Exchange Commission on February 28, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INVESTMENT

     We maintain an investment of various holdings, types and maturities. These marketable securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Part of this portfolio includes investments in bank issues, corporate bonds and commercial papers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to change in interest rates. We do not currently hedge these interest rate exposures.

     The following table presents the hypothetical changes in fair values in the financial instruments held at December 30, 2000 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The hypothetical changes assume immediate shifts in the yield curve as measured by the Federal Funds Rate of plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS.

                                                                        FAIR VALUE AS OF
INVESTMENT PORTFOLIO              +150 BPS      +100 BPS     +50 BPS    DECEMBER 30, 2000     -50     -100 BPS   -150 BPS
--------------------             -----------   -----------   --------   -----------------   -------   --------   --------
Financial
  Instruments........              181,525       181,996      182,470        182,949        183,431   183,916    184,401
                       % Change      (0.78)%       (0.52)%      (0.26)%                        0.26%     0.53%      0.79%

     The following table presents the hypothetical changes in the fair value of a public equity investment that is sensitive to changes in the stock market. This equity security is held for purposes other than trading. The modeling technique used measures the hypothetical change in fair value arising from selected hypothetical changes in the stock price. Stock price fluctuations of plus or minus 15 percent, plus or minus 35 percent, and plus or minus 50 percent were selected based on the probability of their occurrence.

                                 VALUATION OF SECURITY                          VALUATION OF SECURITY
                                   GIVEN X% INCREASE     FAIR VALUE AS OF         GIVEN X% DECREASE
                                 IN THE SECURITY PRICE   DECEMBER 30, 2000      IN THE SECURITY PRICE
                                 ---------------------   -----------------   ---------------------------
                       % Change     50%     25%     15%                          (15)%     (25)%     (50)%
Corporate equity
  investment.........            3,720   3,100   2,852          2,480          2,108     1,860     1,240

FOREIGN CURRENCY FORWARD CONTRACT

     We enter into foreign exchange forward contracts to manage foreign currency exchange risk associated with our manufacturing operations in Singapore and sales taxes in Japan. The foreign exchange forward contracts we enter into generally have original maturities ranging from one to three months. We do not enter into foreign exchange forward for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results (see Note 3 to the Consolidated Financial Statements).

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS OF MAXTOR CORPORATION
Consolidated Balance Sheets --
  January 1, 2000 and December 30, 2000.....................  32
Consolidated Statements of Operations --
  Fiscal years ended December 26, 1998, January 1, 2000 and
  December 30, 2000.........................................  33
Consolidated Statements of Stockholders' Equity (Deficit) --
  Fiscal years ended December 26, 1998, January 1, 2000 and
  December 30, 2000.........................................  34
Consolidated Statements of Cash Flows --
  Fiscal years ended December 26, 1998, January 1, 2000 and
  December 30, 2000.........................................  35
Notes to Consolidated Financial Statements..................  36
Report of Independent Accountants...........................  55
Financial Statement Schedules:
The following consolidated financial statement schedule of
  Maxtor Corporation is filed as part of this Report and
  should be read in conjunction with the Consolidated
  Financial Statements of Maxtor Corporation
Schedule II Valuation and qualifying accounts...............  S-1
Schedules not listed above have been omitted since they are
  not applicable or are not required or the information
  required to be set therein is included in the Consolidated
  Financial Statements or notes thereto

                               MAXTOR CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              JANUARY 1,    DECEMBER 30,
                                                                 2000           2000
                                                              ----------    ------------
Current assets:
  Cash and cash equivalents.................................  $  240,357     $  193,228
  Marketable securities.....................................     113,565        182,949
  Accounts receivable, net of allowance of doubtful accounts
     $15,459 at January 1, 2000 and $15,148 at December 30,
     2000...................................................     231,616        284,253
  Inventories, net..........................................     103,854        106,405
  Prepaid expenses and other................................      12,338         34,577
                                                              ----------     ----------
          Total current assets..............................     701,730        801,412
Property, plant and equipment, net..........................     132,089        165,926
Goodwill and other intangible assets, net...................      55,107         44,237
Other assets................................................      17,409         13,344
                                                              ----------     ----------
          Total assets......................................  $  906,335     $1,024,919
                                                              ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings, including current portion of
     long-term debt.........................................  $    5,000     $   15,432
  Accounts payable..........................................     404,874        421,338
  Accrued and other liabilities.............................     127,321        192,152
                                                              ----------     ----------
          Total current liabilities.........................     537,195        628,922
Long-term debt, net of current portion......................     113,770         92,259
                                                              ----------     ----------
          Total liabilities.................................     650,965        721,181
Commitments and contingencies (Note 8)
Common stock, $0.01 par value, 250,000,000 shares
  authorized; 113,428,924 shares issued and outstanding at
  January 1, 2000 and 116,205,270 shares issued and
  outstanding at December 30, 2000..........................       1,119          1,162
Additional paid-in capital..................................   1,043,964      1,059,899
Accumulated deficit.........................................    (791,928)      (760,126)
Cumulative other comprehensive income.......................       2,215          2,803
                                                              ----------     ----------
          Total stockholders' equity........................     255,370        303,738
                                                              ----------     ----------
          Total liabilities and stockholders' equity........  $  906,335     $1,024,919
                                                              ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                               MAXTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    YEARS ENDED
                                                    --------------------------------------------
                                                    DECEMBER 26,     JANUARY 1,     DECEMBER 30,
                                                        1998            2000            2000
                                                    ------------    ------------    ------------
Revenue...........................................  $ 2,402,286     $  2,486,123    $  2,704,859
Revenue from affiliates...........................        6,242               --              --
                                                    -----------     ------------    ------------
          Total revenue...........................    2,408,528        2,486,123       2,704,859
Cost of revenue...................................    2,102,624        2,287,316       2,328,345
Cost of revenue from affiliates...................        5,491               --              --
                                                    -----------     ------------    ------------
          Total cost of revenue...................    2,108,115        2,287,316       2,328,345
                                                    -----------     ------------    ------------
          Gross profit............................      300,413          198,807         376,514
                                                    -----------     ------------    ------------
Operating expenses:
  Research and development........................      158,445          192,730         235,006
  Selling, general and administrative.............       81,863           90,492         110,507
  Acquired in-process technology..................           --            7,028              --
  Amortization of goodwill and other intangible
     assets.......................................           --            3,118           9,906
                                                    -----------     ------------    ------------
          Total operating expenses................      240,308          293,368         355,419
                                                    -----------     ------------    ------------
Income (loss) from operations.....................       60,105          (94,561)         21,095
Interest expense..................................      (28,784)         (13,723)        (13,731)
Interest and other income.........................        7,415           15,592          24,291
Gain on sale of investment........................           --           44,085           1,820
                                                    -----------     ------------    ------------
Income (loss) before income taxes.................       38,736          (48,607)         33,475
Provision for income taxes........................        7,563            1,541           1,673
                                                    -----------     ------------    ------------
Net income (loss).................................       31,173          (50,148)         31,802
Unrealized gain on investments in equity
  securities, net of tax..........................       13,832           16,206           2,408
Less: reclassification adjustment for gain
  included in net income (loss)...................           --          (44,085)         (1,820)
                                                    -----------     ------------    ------------
Comprehensive income (loss).......................  $    45,005     $    (78,027)   $     32,390
                                                    ===========     ============    ============
Net income (loss) per share -- basic..............  $      0.81     $      (0.48)   $       0.28
Net income (loss) per share -- diluted............  $      0.47     $      (0.48)   $       0.27
Shares used in per share calculation
  -- basic........................................   38,295,095      105,503,281     113,432,679
  -- diluted......................................   65,814,126      105,503,281     119,115,982

   The accompanying notes are an integral part of these financial statements.

                               MAXTOR CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                       PREFERRED STOCK          COMMON STOCK
                                     --------------------   --------------------     ADDITIONAL      ACCUMULATED
                                       SHARES      AMOUNT     SHARES      AMOUNT   PAID-IN CAPITAL     DEFICIT
                                     -----------   ------   -----------   ------   ---------------   -----------
Balance, December 27, 1997.........   88,059,701   $ 880          7,563   $  --      $  534,765       $(772,953)
Issuance of stock under stock
  option and restricted stock
  plan.............................           --      --        524,861       5           1,259              --
Issuance of common stock in initial
  public offering..................           --      --     49,731,225     498         328,348              --
Conversion of preferred stock to
  common stock.....................  (88,059,701)   (880)    44,029,850     440             440              --
Stock compensation.................           --      --             --      --          12,088              --
Stock compensation reimbursement
  due from an affiliate............           --      --             --      --           3,275              --
Change in unrealized gain on
  investments in equity
  securities.......................           --      --             --      --              --              --
Net income.........................           --      --             --      --              --          31,173
                                     -----------   -----    -----------   ------     ----------       ---------
Balance, December 26, 1998.........           --      --     94,293,499     943         880,175        (741,780)
Issuance of stock under stock
  option plan and related
  benefits.........................           --      --      3,205,743      17           8,915              --
Issuance of common stock in
  secondary public offering........           --      --      7,800,000      78          95,722              --
Issuance of stock in acquisition...           --      --      8,129,682      81          56,715              --
Stock compensation.................           --      --             --      --           2,437              --
Change in unrealized gain on
  investments in equity
  securities.......................           --      --             --      --              --              --
Net loss...........................           --      --             --      --              --         (50,148)
                                     -----------   -----    -----------   ------     ----------       ---------
Balance, January 1, 2000...........           --      --    113,428,924   1,119       1,043,964        (791,928)
Issuance of stock under stock
  option plan and related
  benefits.........................           --      --      2,776,346      43          11,763              --
Stock compensation.................           --      --             --      --           4,172              --
Change in unrealized gain on
  investments in equity
  securities.......................           --      --             --      --              --              --
Net income.........................           --      --             --      --              --          31,802
                                     -----------   -----    -----------   ------     ----------       ---------
Balance, December 30, 2000.........           --   $  --    116,205,270   $1,162     $1,059,899       $(760,126)
                                     ===========   =====    ===========   ======     ==========       =========

                                                                 TOTAL
                                       CUMULATIVE OTHER      STOCKHOLDERS'
                                     COMPREHENSIVE INCOME   EQUITY (DEFICIT)
                                     --------------------   ----------------
Balance, December 27, 1997.........        $ 16,262            $(221,046)
Issuance of stock under stock
  option and restricted stock
  plan.............................              --                1,264
Issuance of common stock in initial
  public offering..................              --              328,846
Conversion of preferred stock to
  common stock.....................              --                   --
Stock compensation.................              --               12,088
Stock compensation reimbursement
  due from an affiliate............              --                3,275
Change in unrealized gain on
  investments in equity
  securities.......................          13,832               13,832
Net income.........................              --               31,173
                                           --------            ---------
Balance, December 26, 1998.........          30,094              169,432
Issuance of stock under stock
  option plan and related
  benefits.........................              --                8,932
Issuance of common stock in
  secondary public offering........              --               95,800
Issuance of stock in acquisition...              --               56,796
Stock compensation.................              --                2,437
Change in unrealized gain on
  investments in equity
  securities.......................         (27,879)             (27,879)
Net loss...........................              --              (50,148)
                                           --------            ---------
Balance, January 1, 2000...........           2,215              255,370
Issuance of stock under stock
  option plan and related
  benefits.........................              --               11,806
Stock compensation.................              --                4,172
Change in unrealized gain on
  investments in equity
  securities.......................             588                  588
Net income.........................              --               31,802
                                           --------            ---------
Balance, December 30, 2000.........        $  2,803            $ 303,738
                                           ========            =========

   The accompanying notes are an integral part of these financial statements.

                               MAXTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEARS ENDED
                                                              ------------------------------------------
                                                              DECEMBER 26,    JANUARY 1,    DECEMBER 30,
                                                                  1998           2000           2000
                                                              ------------    ----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................   $  31,173       $(50,148)     $  31,802
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................      74,203         83,219         82,136
  Amortization of goodwill and other intangible assets......          --          3,118          9,906
  Acquired in-process technology............................          --          7,028             --
  Stock compensation expense................................      12,543          4,947          4,172
  Loss (gain) on sale of property, plant and equipment and
    other assets............................................       3,562           (603)         2,144
  Gain on sale of investment................................          --        (44,085)        (1,820)
  Change in assets and liabilities:
    Accounts receivable.....................................     (66,836)        87,254        (52,637)
    Inventories.............................................       2,120         49,586         (2,551)
    Other assets............................................     (10,552)        (7,206)       (21,320)
    Accounts payable........................................     201,813        (24,343)        14,232
    Accrued and other liabilities...........................      40,112          6,400         63,203
                                                               ---------       --------      ---------
        Net cash provided by operating activities...........     288,138        115,167        129,267
                                                               ---------       --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment.........       3,323            339          1,930
Purchase of property, plant and equipment...................     (95,230)      (105,124)      (117,815)
Cash acquired from acquisition..............................          --            710             --
Purchase of marketable securities...........................     (13,503)      (110,062)       (69,384)
Proceeds from sale of investment............................          --         44,085          1,820
Proceeds from matured securities............................          --         10,000             --
Other.......................................................       3,635         (2,309)            --
                                                               ---------       --------      ---------
        Net cash used in investing activities...............    (101,775)      (162,361)      (183,449)
                                                               ---------       --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, including short-term
  borrowings................................................      69,775         28,743             --
Principal payments of debt. including short-term
  borrowings................................................    (308,838)       (60,050)        (5,036)
Net payments under accounts receivable securitization.......     (79,754)            --             --
Proceeds from issuance of common stock from public offering, employee stock purchase plan and stock options
  exercised.................................................     329,655        104,732         12,089
                                                               ---------       --------      ---------
        Net cash provided by financing activities...........      10,838         73,425          7,053
                                                               ---------       --------      ---------
Net change in cash and cash equivalents.....................     197,201         26,231        (47,129)
Cash and cash equivalents at beginning of year..............      16,925        214,126        240,357
                                                               ---------       --------      ---------
Cash and cash equivalents at end of year....................   $ 214,126       $240,357      $ 193,228
                                                               =========       ========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................   $  24,047       $ 13,833      $  14,440
    Income taxes............................................   $   1,022       $    304      $     875
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Purchase of property, plant and equipment financed by
    accounts payable........................................   $   2,991       $    374      $   2,606
  Retirement of debt in exchange for bond redemption........   $      --       $  5,000      $   5,000
  Increase (decrease) in unrealized gain on investments in
    equity securities.......................................   $  13,832       $(27,879)     $     588
  Stock compensation reimbursement due from an affiliate....   $   3,275       $     --      $      --
  Common stock issued for acquisition.......................   $      --       $ 56,796      $      --

   The accompanying notes are an integral part of these financial statements.

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

NATURE OF BUSINESS

     Maxtor develops, manufactures and markets hard disk drive products for desktop applications to customers that sell their products in the personal computer industry. Customers include original equipment manufacturers ("OEM"s), distributors, and national retailers. Additionally, several smaller retailers and value-added resellers ("VAR"s) carry Maxtor products purchased through the Company's distribution network. The Company relies on suppliers for components including heads, disks and custom integrated circuits. Although printed circuit board assemblies and head stack assemblies are outsourced, head disk assemblies are completed by Maxtor. All of the Company's products are manufactured by Maxtor at the Company's manufacturing facility in Singapore and sold in America, Europe and Asia.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The actual results with regard to warranty expenditures could have a material unfavorable impact on Maxtor if the actual rate of unit failure or the cost to repair a unit is greater than what the Company has used in estimating its warranty expense accrual.

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

RISKS AND UNCERTAINTIES

     The Company's business entails a number of risks. As is typical in the disk drive industry, the Company must utilize leading edge components for its new generation of products, which may only be available from a limited number of suppliers. While the Company is qualified and continues to qualify multiple sources for many components, the Company constantly relies on the availability of supplies from its vendors for many semi-custom and custom integrated circuits, heads, media and other key components. Any de-commitments from customers for product or delays of components from vendors could have an adverse impact on the Company's ability to ship products as scheduled to its customers.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject Maxtor to concentrations of credit risk consist primarily of accounts receivable, cash equivalents and marketable securities. The Company has cash equivalents and marketable securities policies that limit the amount of credit exposure to any one financial institution and restrict placement of these funds to financial institutions evaluated as highly credit-worthy. Maxtor's products are sold worldwide to OEMs, distributors, and retailers. Concentration of credit risk with respect to the Company's trade receivables is limited by an ongoing credit evaluation process and the geographical dispersion

                               MAXTOR CORPORATION
of sales transactions. Therefore, collateral is generally not required from the Company's customers. The allowance for doubtful accounts is based upon the expected collectibility of all accounts receivable. As of January 1, 2000, the Company had one customer who accounted for more than 10% of the outstanding trade receivables. As of December 30, 2000, the Company had two customers who collectively represented more than 27% of outstanding trade receivables. If the customers fail to perform their obligations to us, such failures would have adverse effects upon Maxtor's financial position, results of operations, cash flows and liquidity.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents.

MARKETABLE SECURITIES

     The Company's marketable securities comprise U.S., state, and municipal government obligations; corporate debt securities; bank issues; and mortgage backed securities. These marketable securities have maturities of less than one year and are carried at fair value. All marketable securities are primarily held in the Company's name and custodied with two major financial institutions. The specific identification method is used to determine the cost of securities disposed. At January 1, 2000 and December 30, 2000, substantially all of the Company's investments were classified as available for sale. Unrealized gains and losses on these investments are included as a separate component of shareholders' equity, net of any related tax effect.

EQUITY SECURITIES

     All equity securities are classified as available-for-sale.
Available-for-sale securities are carried at fair value. Unrealized gains and losses on securities classified as available-for-sale, when material, are reported net of taxes as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are included in the results of operations computed using the specific identification cost method.

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

                               MAXTOR CORPORATION

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill, representing the excess of purchase price and acquisition costs over the fair value of net assets of business acquired, and other intangible assets, representing workforce, customer list and other current products and technology, are being amortized over the estimated useful lives ranging from one to seven years. The Company will evaluate the periods of amortization continually to determine whether later events and circumstances warrant renewed estimates of useful lives.

                                                            YEARS ENDED
                                               -------------------------------------
                                               JANUARY 1, 2000     DECEMBER 30, 2000
                                               ----------------    -----------------
Goodwill.....................................      $47,953             $ 47,166
Existing technology..........................        8,625                8,625
Workforce....................................          866                  866
Customer list................................          780                  780
                                                   -------             --------
                                                    58,224               57,437
Accumulated amortization.....................       (3,117)             (13,200)
                                                   -------             --------
Goodwill and other intangible assets, net....      $55,107             $ 44,237
                                                   =======             ========

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

ACCOUNTING FOR INCOME TAXES

     The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax assets and liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.

FOREIGN CURRENCY TRANSLATION

     The functional currency for all foreign operations is the U.S. dollar. As such, all material foreign exchange gains or losses are included in the determination of net income (loss). Net foreign exchange losses included in net income (loss) for the fiscal years ended December 26, 1998, January 1, 2000 and December 30, 2000 were immaterial.

LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews property, plant and equipment and other long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of its carrying amount to future net cash flows the assets are expected to generate. If

                               MAXTOR CORPORATION
such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the net present value of the future net cash flows.

FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

     The Company accounts for its accounts receivable securitization program in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

STOCK-BASED COMPENSATION

     The Company has elected to continue to follow the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations thereof for financial reporting purposes and has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation."

NET INCOME (LOSS) PER SHARE

     Net income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings per Share." Basic net income (loss) per share is computed using the weighted average common shares outstanding during the year which is exclusive of stock subject to future vesting. Diluted net income (loss) per share is computed using the weighted average common shares and potentially dilutive securities outstanding during the year. Potentially dilutive securities are excluded from the computation of diluted net loss per share for those presented years in which their effect would be anti-dilutive due to the Company's net losses.

COMPREHENSIVE INCOME

     Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Cumulative other comprehensive income, as presented on the accompanying consolidated balance sheets, consists of the net unrealized gains on available-for-sale securities, net of tax.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior year balances to conform to current year classifications. These reclassifications had no impact on prior year stockholders' equity or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivatives Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company is required to adopt SFAS 133 in the first quarter of fiscal 2001. The initial adoption of SFAS 133 is not material to the Company's financial statements and the impact on future periods will depend on the Company's future activity.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB 101 with earlier application encouraged. Subsequently, in June 2000, the SEC issued SAB No. 101B to defer the implementa-

                               MAXTOR CORPORATION
tion of SAB 101 until the fourth quarter of 2000. The Company has adopted the provisions of SAB 101 in these financial statements for all periods presented and there is no material impact to the financial statements that results from the adoption of SAB101.

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions in SFAS 125 without reconsideration. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. This Statement is to be applied prospectively with certain exceptions. The Company has adopted the provisions of SFAS No. 140.

 2. SUPPLEMENTAL FINANCIAL STATEMENT DATA (IN THOUSANDS)

                                                              JANUARY 1,    DECEMBER 30,
                                                                 2000           2000
                                                              ----------    ------------
Inventories:
  Raw materials.............................................  $  29,027      $  34,164
  Work-in-process...........................................      2,302          8,352
  Finished goods............................................     72,525         63,889
                                                              ---------      ---------
                                                              $ 103,854      $ 106,405
                                                              =========      =========
Prepaid expenses and other:
  Investments in equity securities, at fair value...........  $   2,215      $   2,480
  Prepaid expenses and other................................     10,123         32,097
                                                              ---------      ---------
                                                              $  12,338      $  34,577
                                                              =========      =========
Property, plant and equipment, at cost:
  Buildings.................................................  $  55,174      $  60,396
  Machinery and equipment...................................    248,880        321,024
  Software..................................................     48,129         55,200
  Furniture and fixtures....................................     10,149         11,631
  Leasehold improvements....................................     14,601         18,294
                                                              ---------      ---------
                                                              $ 376,933      $ 466,545
Less accumulated depreciation and amortization..............   (244,844)      (300,619)
                                                              ---------      ---------
Net property, plant and equipment...........................  $ 132,089      $ 165,926
                                                              =========      =========
Accrued and other liabilities:
  Income taxes payable......................................  $   7,291      $   8,080
  Accrued payroll and payroll-related expenses..............     39,228         60,608
  Accrued warranty..........................................     51,236         71,777
  Accrued expenses..........................................     29,566         51,687
                                                              ---------      ---------
                                                              $ 127,321      $ 192,152
                                                              =========      =========

                               MAXTOR CORPORATION

 3. FINANCIAL INSTRUMENTS

FAIR VALUE DISCLOSURES

     The fair values of cash and cash equivalents approximate carrying values because of their short maturities. The carrying values of notes receivable, which are classified in other assets, approximate fair values. The fair values of the Company's variable rate debt approximate carrying values as these instruments are adjusted periodically during the course of the year at market prices. The fair values of the Company's convertible subordinated debentures are based on the bid price of the last trade for the fiscal years ended January 1, 2000 and December 30, 2000.

     The carrying values and fair values of the Company's financial instruments are as follows (in thousands):

                                                     JANUARY 1, 2000          DECEMBER 30, 2000
                                                  ----------------------    ----------------------
                                                  CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                   AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                  --------    ----------    --------    ----------
Cash and cash equivalents.......................  $240,357     $240,357     $193,228     $193,228
Marketable securities...........................   113,565      113,565      182,949      182,949
Notes receivable................................       331          331          170          170
Equity securities...............................     2,215        2,215        2,480        2,480
Short and long-term debt: variable rates........    28,763       28,763       27,818       27,818
Subordinated debentures.........................  $ 90,000     $ 63,000     $ 79,871     $ 55,451

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into currency forward contracts to manage foreign currency exchange risk associated with its manufacturing operations in Singapore. The Company's policy is to hedge all material transaction exposures on a quarterly basis. Contracts are generally entered into at the beginning of each fiscal quarter to reduce foreign currency exposures for that quarter. Contracts generally have maturities of three months or less. Any gains or losses on these instruments are accounted for in accordance with SFAS No. 52, "Foreign Currency Translation," and are generally included in cost of revenue. Unrealized gains or losses on foreign currency forward contracts that are designated and effective as hedges of firm commitments, are deferred and recorded in the same period as the underlying transaction. Notional amounts of outstanding currency forward contracts were $0 and $3 million, as of January 1, 2000 and December 30, 2000, respectively.

SALES OF ACCOUNTS RECEIVABLES

     On July 31, 1998, the Company entered into a three-year agreement with Fleet Bank for a $200.0 million asset securitization program. Under the Fleet Bank program, the Company sold all of its eligible trade accounts receivable on a non-recourse basis through a special purpose entity. As of January 1, 2000 and December 30, 2000, $100 million and $75 million of accounts receivable had been sold under this arrangement and have been excluded from the Company's balance sheet.

     As part of this arrangement, the Company is subject to financial covenants including the maintenance of certain financial ratios and a tangible net worth test.

 4. GAINS ON SALES OF INVESTMENT

     In 1999, the Company sold its equity investment in Celestica Inc., resulting in a gain on sale of investment of approximately $44.1 million. In 2000, the Company sold its investment in Headway Technologies, Inc., resulting in a gain on sale of investment of approximately $1.8 million.

                               MAXTOR CORPORATION

 5. ACQUISITIONS

     In September 1999, the Company acquired all the outstanding stock of Creative Design Solutions, Inc. ("CDS"), in exchange for a total of 8,129,682 shares of the Company's common stock and assumption of outstanding CDS stock options for an aggregate purchase price of approximately $57.6 million, including acquisition expenses.

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

     The following unaudited proforma consolidated amounts give effect to the acquisition of CDS as if it had occurred on December 28, 1997 and December 27, 1998 by consolidating the results of operations of CDS with the Company's results for the fiscal years ended December 26, 1998 and January 1, 2000, respectively (in thousands, except share and per share data):

                                                                      YEARS ENDED
                                                              ----------------------------
                                                              DECEMBER 26,     JANUARY 1,
                                                                  1998            2000
                                                              ------------    ------------
                                                                     (IN THOUSANDS)
Revenue.....................................................  $ 2,409,094     $  2,486,646
Net income (loss)...........................................  $    16,259     $    (63,291)
Net income (loss) per share:
  Basic.....................................................  $      0.35     $      (0.59)
  Diluted...................................................  $      0.22     $      (0.59)
Shares used in per share calculations:
  Basic.....................................................   46,424,777      107,044,347
  Diluted...................................................   74,303,301      107,044,347

     The above unaudited proforma consolidated amounts are not necessarily indicative of the actual results of operations that would have been reported if the acquisition had actually occurred as of the beginning of the periods described above, nor does such information purport to indicate the results of the Company's future operations. In the opinion of management, all adjustments necessary to present fairly such proforma amounts have been made.

     On October 3, 2000, the Company entered into a definitive acquisition agreement with Quantum Corporation to combine Maxtor with Quantum's Hard Disk Drive Group, pursuant to which, on closing, Quantum HDD Stockholders are to receive 1.52 shares of Maxtor Common Stock for each share of Quantum HDD stock they hold at the closing date of the merger. The transaction is to be accounted for under the purchase method of accounting. Completion of the merger, which is expected in April 2001, is subject to the approval of Maxtor and Quantum stockholders.

                               MAXTOR CORPORATION

 6. SEGMENT AND MAJOR CUSTOMERS INFORMATION

     Based on the criteria set forth is SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined that it has two reportable segments; hard disk drive operations and the network systems group. The Company has a world-wide sales, service and distribution network. Products are marketed and sold through a direct sales force to OEMs, distributors and retailers in the United States, Europe and Asia Pacific.

     The following table presents net revenue and net income (loss) for groups of similar products (in millions):

                                                                            YEARS ENDED
                                                              ----------------------------------------
                                                              DECEMBER 26,   JANUARY 1,   DECEMBER 30,
                                                                  1998          2000          2000
                                                              ------------   ----------   ------------
Net revenue:
Hard Disk Drive Operations..................................    $ 2,409       $  2,485      $  2,691
Network Systems Group.......................................         --              1            14
                                                                -------       --------      --------
Total.......................................................    $ 2,409       $  2,486      $  2,705
                                                                =======       ========      ========
Net income (loss):
Hard Disk Drive Operations..................................    $31,173       $(36,150)     $ 73,449
Network System Group........................................         --        (13,998)      (41,647)
                                                                -------       --------      --------
          Total.............................................    $31,173       $(50,148)     $ 31,802
                                                                =======       ========      ========

     Assets of the segment groups are not relevant for management of the business or for disclosure.

     Operations outside the United States primarily consist of the manufacturing plant in Singapore that produces subassemblies and final assemblies for the Company's disk drive products. For the year ended January 1, 2000, the Company has retroactively changed the method of presenting geographic revenue information from point of origination to point of destination. The Company applied the same method for the year ended December 30, 2000. Revenue by destination and long-lived asset information by geographic area for each of the three fiscal years is presented in the following table:

                                      YEAR ENDED                YEAR ENDED                YEAR ENDED
                                   DECEMBER 26, 1998          JANUARY 1, 2000          DECEMBER 30, 2000
                                -----------------------   -----------------------   -----------------------
                                             LONG-LIVED                LONG-LIVED                LONG-LIVED
                                 REVENUE       ASSETS      REVENUE       ASSETS      REVENUE       ASSETS
                                ----------   ----------   ----------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
United States.................  $1,493,271    $ 41,912    $1,781,296    $108,807    $1,248,525    $ 97,436
Asia Pacific..................     317,033      65,797       342,890      77,832       720,083     111,858
Europe........................     532,698         581       312,168         557       646,335         869
Latin America and other.......      65,526          --        49,769          --        89,916          --
                                ----------    --------    ----------    --------    ----------    --------
Total.........................  $2,408,528    $108,290    $2,486,123    $187,196    $2,704,859    $210,163
                                ==========    ========    ==========    ========    ==========    ========

     Revenues are substantially originated from the United States. No individual foreign country's revenue is material to the Company as a whole. Long-lived assets located outside the United States consist primarily of the Company's manufacturing operations located in Singapore which amounted to $65.5 million, $77.5 and $111.5 million as of December 26, 1998, January 1, 2000 and December 30, 2000, respectively.

     During the year ended December 26, 1998, two customers, Dell and IBM, accounted for approximately 27% and 15% respectively, of the Company's revenue. During the year ended January 1, 2000, Dell accounted for approximately 22.8% of revenue. During the year ended December 30, 2000, Dell accounted for approximately 14.2% of revenue.

                               MAXTOR CORPORATION

     Sales to OEMs represented 77%, 75% and 70% of total revenue for the years ended December 26, 1998, January 1, 2000 and December 30, 2000, respectively.

 7. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

     Short-term borrowings and long-term debt consist of the following (in thousands):

                                                              JANUARY 1,    DECEMBER 30,
                                                                 2000           2000
                                                              ----------    ------------
5.75% Subordinated Debentures due March 1, 2012.............   $ 90,000       $ 79,871
4-year loan due to Economic Development Board of Singapore;
  interest payable at 1% above prevailing Central Provident
  Fund lending rate, subject to minimum of 3.5% per year....     28,763         27,818
Other obligations, including capital leases.................          7              2
                                                               --------       --------
                                                                118,770        107,691
Less amounts due within one year............................     (5,000)       (15,432)
                                                               --------       --------
Due after one year..........................................   $113,770       $ 92,259
                                                               ========       ========

     Future aggregate maturities as of January 1, 2000 are as follows:

                  FISCAL YEAR ENDING                     (IN THOUSANDS)
                  ------------------                     --------------
2001...................................................     $ 15,432
2002...................................................       10,795
2003...................................................       10,795
2004...................................................       10,796
2005...................................................        5,000
Thereafter.............................................       54,873
                                                            --------
Total..................................................     $107,691
                                                            ========

     Interest on the Subordinated Debentures ("Debentures") is payable semi-annually. The Debentures are convertible at the option of the holder into a cash payment of $167.50 for each $1,000 principal amount at any time. The Debentures, at the Company's option, are redeemable at 100.575% of the outstanding principal amount, plus accrued interest. The Debentures require a sinking fund payment of $5.0 million, payable annually, that is calculated to retire at least 70% of the Debentures prior to maturity. The Debentures are subordinated in right to payment to all senior indebtedness.

     In September 1999, Maxtor's Singapore subsidiary Maxtor Peripherals (S) Pte Ltd entered into a four-year loan agreement with the Economic Development Board of Singapore (the "Board") for SGD48 million, which will amortize in 7 equal semi-annual installments beginning March 2001. Interest is charged by the Board at 1% above the prevailing Central Provident Fund lending rate, subject to a minimum of 3.5% per year. This loan is supported by a two-year guaranty from the Bank of Nova Scotia at an interest rate of 0.15% per year. This guaranty is currently collateralized by cash but the Company may, at its option, substitute other assets as security.

                               MAXTOR CORPORATION

 8. COMMITMENTS AND CONTINGENCIES

     The Company leases certain of its principal facilities and certain machinery and equipment under operating lease arrangements. The future minimum annual rental commitments as of December 30, 2000 are as follows:

                  FISCAL YEAR ENDING                     (IN THOUSANDS)
                  ------------------                     --------------
2001...................................................     $ 17,849
2002...................................................       12,761
2003...................................................       10,769
2004...................................................        8,120
2005...................................................        6,946
Thereafter.............................................       64,717
                                                            --------
Total..................................................     $121,162
                                                            ========

     The above commitments extend through fiscal year 2018. Rental expense was approximately $11.6 million, $15.3 million and $12.7 million for the years ended December 26, 1998, January 1, 2000 and December 30, 2000 respectively.

     Pursuant to a sublicense agreement with Hyundai Electronics Industries Co. Ltd. ("HEI"), the Company is obligated to pay a portion of an IBM license royalty fee otherwise due from HEI. Such payments are due in annual installments through 2007. As of December 30, 2000, aggregate future payments under this commitment are estimated at $10.5 million.

LEGAL PROCEEDINGS

     The Company was previously involved in a dispute with StorMedia Incorporated, which arose out of an agreement among Maxtor, StorMedia and Hyundai Electronics Industries. On February 8, 2001, the Bankruptcy Court for the Northern District of California, San Jose Division, entered an order implementing and approving as fair and reasonable the terms of a settlement agreement pursuant to which Hyundai and Maxtor paid to StorMedia an aggregate of $9.7 million in settlement of the parties' dispute. This settlement amount is accrued in Maxtor's fiscal year 2000 financial statements. The settlement is now final and all cases relating to this matter have been dismissed.

     The Company also has also been in litigation with Magnetic Media Development, LLC, or MMD, in the United States District Court for the Central District of California, over assertions that Maxtor infringed certain patents owned by MMD. The patents relate to magnetic media that Maxtor purchases from third party media vendors for use in its hard disk drives. The Company made a settlement payment on March 26, 2001 to MMD and obtained a release from MMD of all claims asserted or that could have been asserted against Maxtor. Additionally, the Company has obtained a paid-up license for any future activities that may come within the scope of the MMD patents. The pending lawsuit is in the process of being dismissed by the court with prejudice.

     On March 18, 1999, Maxtor was sued by Papst Licensing, GmbH, a German corporation, for infringement of patents that relate to hard disk drives. Papst has asserted that Maxtor infringes 13 patents. The lawsuit had been pending in the United States District Court for the Northern District of California, but was transferred with other litigation involving Papst patents to the United States District Court for the Eastern District of Louisiana by the Judicial Panel on Multidistrict Litigation for consolidated or coordinated proceedings. Papst's infringement allegations are based on spindle motors that Maxtor purchases from third party motor vendors, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of the spindle motors used in its hard disk drives from vendors that were licensed under Papst's patents.

                               MAXTOR CORPORATION

     While Maxtor believes that it has valid defenses to Papst's claims, the results of any litigation are inherently uncertain and other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents could be asserted by Papst. Additionally, Maxtor cannot assure you that it will be able to successfully defend itself against this or any other Papst lawsuit. The Papst complaint asserts claims to an unspecified dollar amount of damages. A favorable outcome for Papst in this lawsuit could result in the issuance of an injunction against Maxtor and its products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, the Company also could be required to pay treble damages and Papst's attorney's fees. Accordingly, a litigation outcome favorable to Papst could harm the Company's business, financial condition, and operating results.

 9. RELATED PARTY TRANSACTIONS

  Relationship with HEA and HEI

     In 1994, HEI and certain of its affiliates purchased 40% of Maxtor's outstanding common stock for $150.0 million in cash. In early 1996, HEA acquired all of the remaining shares of publicly-held common stock in a tender offer and merger for $215.0 million in cash and also acquired all of Maxtor's common stock held by HEI and its affiliates. Maxtor operated as a wholly owned subsidiary of HEA until completion of its July 31, 1998 initial public offering which reduced the ownership interest of HEA to below 50%.

     From August 1995 through July 1998, HEI and its affiliates guaranteed Maxtor's various credit facilities, all of which were repaid and related guarantee arrangements terminated in connection with the Company's initial public offering.

     The Company's Board of Directors has established an affiliated transactions committee which consists entirely of directors who are not employed by HEA, any affiliate thereof or the Company. The Board of Directors has adopted resolutions requiring this Affiliated Transactions Committee to review any material transactions between Maxtor and HEA or its affiliates. Also, the Company's Amended and Restated Certificate of Incorporation have certain provisions concerning the conduct of certain affairs of Maxtor as they may involve HEA and its affiliates and the Company.

  Transactions with Affiliates

     In April 1997, HEA renewed a revolving line of credit with a borrowing limit of $150 million, which was increased to $185 million in June 1997, and to $270 million in August 1997. In December 1997, $200 million of this outstanding indebtedness was cancelled in exchange for 29,850,746 shares of the Company's preferred stock, the borrowing limit was reduced to $150 million, and $5 million in principal was repaid. In January 1998, the Company repaid an additional $10 million in principal. In April 1998, the revolving credit line was renewed with a borrowing limit of $100 million. On July 31, 1998, the revolving line, which had an outstanding principal balance of $55 million, was replaced with a three-year subordinated term note in the same principal amount. This note was paid off in the first quarter of 1999. As of December 31, 2000, the Company has no outstanding indebtedness to HEA.

     The cost of revenue includes certain component parts purchased from MMC Technology, Inc., a wholly owned subsidiary of HEA, amounting to $146.8 million during the year ended December 26, 1998, $150.2 million during the year ended January 1, 2000 and $161.9 million during the year ended December 30, 2000. The cost of revenue also includes certain component parts purchased from HEI which to date have not been significant.

     Pursuant to a sublicense agreement with HEI, the Company is obligated to pay a portion of an IBM license royalty fee otherwise due from HEI. Such payments are due in annual installments through 2007. In connection with this obligation, the Company recorded $1.1 million of expense in the year ended Decem-

                               MAXTOR CORPORATION
ber 26, 1998. For the years ended January 1, 2000 and December 30, 2000, the Company recorded $1.9 million of expense in each year in connection with the obligation.

     HEA currently is an unconditional guarantor of the Company's facilities lease in Milpitas, California. The aggregate rent under the lease is currently $3.24 million per annum.

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

     Standstill and Right to Maintain Ownership; Substantial Stock
Ownership. Hyundai Affiliates are not permitted to acquire additional shares of voting stock except for two reasons. First, Hyundai Affiliates may purchase voting stock if a third party makes a tender offer or exchange offer for at least 40% or accumulates more than 20% of voting stock, unless these actions by the third party have been approved by a majority of directors who are not employees of any Hyundai entity or Maxtor. Second, Hyundai Affiliates could purchase voting stock through December 31, 2000, if as a result of an issuance of common stock or other equity securities, Hyundai Affiliates owned in the aggregate less than 30% of outstanding voting stock, plus one share (the "Minimum Ownership") following such issuance. The prohibition on Hyundai Affiliates' acquisition of voting stock terminates on the earlier of December 31, 2001 or such time as the Hyundai Affiliates beneficially own less than 20% of outstanding voting stock.

     Agreement Not to Compete. HEA and HEI also have agreed not to compete with Maxtor in the design, development, manufacture, marketing or sale of hard disk drives through July 2003. Despite this agreement, Hyundai Affiliates are permitted to make investments of up to 3% of the outstanding stock of a publicly traded corporation that competes with Maxtor in the aforementioned businesses.

10. STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

     In 1998, the Board of Directors approved the increase of the Company's authorized common stock to 250 million shares.

     In July 1998, the Company completed the issuance of 49,731,225 shares of its common stock in an initial public offering. The Company received approximately $328.8 million, net of issuance costs. Approximately $200.0 million of the proceeds were used for repayment of certain outstanding indebtedness under credit facilities due to various banks. Upon closing of the July 1998 public offering, all outstanding shares of the Series A Preferred Stock converted into 44,029,850 shares of common stock.

     In February 1999, the Company completed a public offering of 7.8 million shares of its common stock. The Company received net proceeds of approximately $95.8 million from the offering, net of issuance costs. A portion of the proceeds from the offering was used to prepay without penalty outstanding aggregate principal indebtedness of $55 million owing to HEA under a subordinated note due July 31, 2001.

                               MAXTOR CORPORATION

RESTRICTED STOCK PLAN

     On May 29, 1998, the Company adopted the 1998 Restricted Stock Plan, which provides for awards of shares of common stock to certain executive employees. Restricted stock awarded under this plan vests three years from the date of grant and is subject to forfeiture in the event of termination of employment with the Company prior to vesting. The Company granted 390,000 shares of common stock in June 1998 under this plan. Compensation cost based on fair market value of the Company's stock at the date of grant is reported as compensation expense on a ratable basis over the vesting periods. For the years ended December 26, 1998, January 1, 2000 and December 30, 2000, compensation expense recorded in connection with the Restricted Stock Plan amounted to $0.5 million, $1.3 million and $1.8 million, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan") and in 1999 reserved 2.4 million shares for issuance under the Purchase Plan. During 2000, the Company reserved an additional 2.1 million shares for issuance. The Company issued 1.2 million shares pursuant to the Purchase Plan in each year for the years ended January 1, 2000 and December 30, 2000. The Purchase Plan permits eligible employees to purchase Maxtor's common stock at a discount, but only through accumulated payroll deductions, during sequential six-month offering periods. Participants purchase shares on the last day of each offering period. In general, the price at which shares are purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of a share of common stock on (a) the first day of the offering period, or (b) the purchase date. Offering periods of the Purchase Plan generally begin on February 16 and August 16 of each year, although the initial offering period under the Purchase Plan commenced on July 30, 1998.

STOCK OPTION PLAN

     The Company grants options and awards of restricted stock pursuant to the Amended and Restated 1996 Stock Option Plan (the "Option Plan"), which was approved by the Board of Directors in May 1996, and amended by Maxtor's stockholders at the 1999 Annual Meeting of Stockholders. Options under the Amended Plan expire ten years from the date of grant. Restricted stock vests in one or more installments over a number of years. In June 1999, the Company granted 1,765,000 shares of restricted common stock under this plan. During 2000, the Company granted 165,000 shares of restricted common stock. As of December 30, 2000, 240,000 shares had been canceled. The Company recorded compensation expense of $1.2 million and $2.3 million in 1999 and 2000.

     The Plan generally provides for the grant of non-qualified stock options and incentive stock options to eligible employees, consultants, affiliates and directors at a price not less than 85% of the fair market value at the date of grant, as determined by the board of directors, and incentive stock options to Maxtor employees at a price not less than the fair market value at the date of grant. The Plan also provides for the grant of restricted stock to eligible employees. The Board of Directors or an executive committee appointed by the Board also approves other terms such as number of shares granted and exercisability thereof. Options granted under the Amended Plan vest over a four-year period with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter. Restricted stock grants vest in one or more installments over a period of years, and are subject to forfeiture if employment is terminated prior to the time the shares become fully vested and non-forfeitable.

     In connection with Maxtor's acquisition of CDS in September 1999, the Company established a separate reserve of 674,477 shares of its common stock for issuance upon the exercise of stock options (the "Assumed Options") granted under the CDS Incentive Stock Option Plan (the "CDS Plan"). As of December 30, 2000, 130,488 options were outstanding under the CDS Plan. The Assumed Options are incentive stock options which vest over four years subject to the terms and conditions of the Assumed Options agreement.

                               MAXTOR CORPORATION

     The Plan was amended in February 1998 to remove certain provisions which had given rise to variable accounting, and offered and modified employee option agreements in the second quarter of 1998 for the majority of employees who had previously held variable options to achieve fixed-award accounting. To comply with the variable plan accounting required prior to these amendments, the Company recorded compensation expense related to the difference between the estimated fair market value of its stock and the stated exercise price of its options. Compensation cost was reflected in accordance with Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

     The following table summarizes option activity through December 30, 2000:

                                                                         OPTIONS OUTSTANDING
                                                             --------------------------------------------
                                                  SHARES                   WTD AVERAGE
                                                AVAILABLE                 EXERCISE PRICE     AGGREGATE
                                                FOR GRANT      SHARES       PER SHARE          VALUE
                                                ----------   ----------   --------------   --------------
                                                                                           (IN THOUSANDS)
Balance as of December 27, 1997...............     720,604    4,407,917       $6.00           $ 26,447
  Shares reserved.............................   8,663,234           --          --                 --
  Options granted.............................  (5,848,761)   5,848,761       10.16             59,431
  Options exercised...........................          --     (134,862)       6.00               (809)
  Options canceled............................     815,857     (815,857)       7.77             (6,339)
                                                ----------   ----------                       --------
Balance as of December 26, 1998...............  4,350,934..   9,305,959        8.46           $ 78,730
  Shares reserved.............................   4,457,138           --          --                 --
  Options assumed from acquisition............    (670,293)     670,293        1.10                737
  Options granted.............................  (2,824,814)   2,824,814        5.30             14,980
  Restricted stock granted....................  (1,765,000)          --          --                 --
  Options exercised...........................          --     (500,164)       4.10             (2,051)
  Options canceled............................     915,650     (915,650)       7.60             (7,349)
  Resticted stock canceled....................     150,000           --          --                 --
                                                ----------   ----------                       --------
Balance as of January 1, 2000.................   4,613,615   11,385,252        7.47           $ 85,047
  Options reserved............................   5,500,000           --          --                 --
  Options granted.............................  (5,737,687)   5,737,687        8.15             46,772
  Restricted stock granted....................    (165,000)          --          --                 --
  Options exercised...........................          --   (1,156,785)       5.61             (6,493)
  Options canceled............................   1,177,148   (1,177,148)       6.07             (7,143)
  Resticted stock canceled....................      90,000           --          --                 --
                                                ----------   ----------                       --------
Balance as of December 30, 2000                 5,478,076..  14,789,006       $7.96           $118,183
                                                ==========   ==========                       ========

     There were 4,734,701 shares vested but unexercised as of January 1, 2000 at a weighted average exercise price of $7.63, and no shares exercised subject to repurchase. There were 5,921,018 shares vested but unexercised as of, December 30, 2000 at a weighted average exercise price of $7.56, and no shares exercised subject to repurchase.

                               MAXTOR CORPORATION

     The following table summarizes information for stock options outstanding as of December 30, 2000:

                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
---------------------------------------------------------   ----------------------
                                    WEIGHTED
                                     AVERAGE     WEIGHTED                 WEIGHTED
     RANGE OF                       REMAINING    AVERAGE                  AVERAGE
     EXERCISE          NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
       PRICE         OUTSTANDING      LIFE        PRICE     OUTSTANDING    PRICE
     --------        -----------   -----------   --------   -----------   --------
$0.575 - $5.875       2,085,723       8.53        $ 4.49       708,902     $ 4.38
$5.9375 - $7.75       4,819,451       6.77        $ 6.26     3,853,534     $ 6.18
$7.8125 - $13.125     5,297,327       9.08        $ 8.27        73,456     $10.50
$13.1875 - $19.3113   2,586,505       7.88        $13.30     1,285,126     $13.28
                     ----------                              ---------
                     14,789,006       8.04        $ 7.96     5,921,018     $ 7.56
                     ==========                              =========

     The Company accounts for its stock option and employee stock purchase plans in accordance with APB 25 and related interpretations. The following information concerning such plans is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

     During 1997, the Company also granted options to the employees of MMC Technology, Inc. ("MMC"), a wholly owned subsidiary of HEA. As of December 30, 2000, there were 274,032 options outstanding, which are now fully vested, pursuant to these grants which are included in the table above. Compensation cost for options granted to non-employees is measured at their fair value in accordance with Emerging Issues Task Force No. 96-18. MMC has agreed to reimburse Maxtor for any compensation expense arising from these grants. Accordingly, compensation costs related to the MMC grants are reported as a receivable from affiliates.

     The fair value of option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                            YEARS ENDED
                                                              ----------------------------------------
                                                              DECEMBER 26,   JANUARY 1,   DECEMBER 30,
                                                                  1998          2000          2000
                                                              ------------   ----------   ------------
Risk-free interest rate.....................................       5.07%          5.50%         6.25%
Weighted average expected life..............................    4 years      4.5 years     4.5 years
Volatility..................................................         62%            76%          105%
Dividend yield..............................................         --             --            --

     No dividend yield is assumed as the Company has not paid dividends and has no plans to do so.

     The weighted average expected life was calculated based on the vesting period and the expected life at the date of grant. The risk-free interest rate was calculated based on rates prevailing during grant periods and the expected life of the options at the date of grants. The weighted average fair values of options granted to employees during the years ended December 26, 1998, and January 1, 2000 and December 30, 2000 were $4.54, $3.32 and $6.26, respectively.

     Pursuant to SFAS No. 123, the Company also estimates the fair value of employee's purchase rights under the Employee Stock Purchase Plan and unvested shares issued under the Restricted Stock Plan using the Black-Scholes valuation model. The fair value of purchase rights under the Employee Stock Purchase Plan for the year ended December 30, 2000 was $2.74 which was estimated using the following assumptions: a weighted-average expected life of 0.5 years; expected volatility of 105%; and weighted-average risk-free interest rates of 6.17%. The fair value of unvested shares issued under the Restricted Stock Purchase Plan for the year ended December 30, 2000 was $10.11 which was estimated using the following assumptions: a weighted-average expected life of 3.0 years, expected volatility of 105%; and weighted-average risk-free interest rates of 6.22%.

                               MAXTOR CORPORATION

     The following proforma net income (loss) information for Maxtor's stock options, restricted stock and employee stock purchase plan has been prepared following the provisions of SFAS No. 123 (in thousands, except per share data):

                                                                            YEARS ENDED
                                                              ----------------------------------------
                                                              DECEMBER 26,   JANUARY 1,   DECEMBER 30,
                                                                  1998          2000          2000
                                                              ------------   ----------   ------------
Net income (loss)
  As reported...............................................    $31,173       $(50,148)     $31,802
  Pro forma.................................................     21,481        (63,240)      10,694
Net income (loss) per share
  As reported -- basic......................................       0.81          (0.48)        0.28
  Pro forma -- basic........................................       0.56          (0.60)        0.09
  As reported -- diluted....................................    $  0.47       $  (0.48)     $  0.27
  Pro forma -- diluted......................................       0.33          (0.60)        0.09

     The proforma net income (loss) disclosures made above are not necessarily representative of the effects on pro forma net income (loss) for future years as options granted typically vest over several years and additional option grants are expected to be made in future years.

11. INCOME TAXES

     The provision for income taxes consists of the following:

                                                                         YEARS ENDED
                                                         --------------------------------------------
                                                          DECEMBER 26,     JANUARY 1,    DECEMBER 30,
                                                              1998            2000           2000
                                                         --------------    ----------    ------------
                                                                        (IN THOUSANDS)
Current:
  U.S..................................................      $5,563          $  616         $  865
  Foreign..............................................       2,000             925            808
Deferred:
  Foreign..............................................          --              --             --
                                                             ------          ------         ------
          Total........................................      $7,563          $1,541         $1,673
                                                             ======          ======         ======

     Income (loss) before provision for income taxes consists of the following:

                                                                        YEARS ENDED
                                                        --------------------------------------------
                                                         DECEMBER 26,     JANUARY 1,    DECEMBER 30,
                                                             1998            2000           2000
                                                        --------------    ----------    ------------
                                                                       (IN THOUSANDS)
  U.S.................................................    $(133,866)      $(200,366)     $(115,331)
  Foreign.............................................      172,602         151,759        148,806
                                                          ---------       ---------      ---------
          Total.......................................    $  38,736       $ (48,607)        33,475
                                                          =========       =========      =========

     Subject to the Company's continued compliance with certain legal requirements, the Company currently has a tax holiday for its operations in Singapore that has been extended to June 30, 2003.

                               MAXTOR CORPORATION

     The provision for income taxes differs from the amount computed by applying the U.S. statutory rate of 35% to the income (loss) before income taxes for the years ended December 26, 1998, January 1, 2000 and December 30, 2000. The principal reasons for this difference are as follows:

                                                                         YEARS ENDED
                                                         --------------------------------------------
                                                          DECEMBER 26,     JANUARY 1,    DECEMBER 30,
                                                              1998            2000           2000
                                                         --------------    ----------    ------------
                                                                        (IN THOUSANDS)
Income tax expense (benefit) at U.S. statutory rate....     $ 13,558        $(17,012)      $ 11,716
Rate differential on foreign operations................      (55,556)        (52,190)        (6,510)
Repatriated foreign earnings...........................      106,853              --          4,206
U.S. loss not providing current tax benefit............           --          88,401             --
Benefit of prior years U.S. losses.....................      (63,875)             --        (11,664)
Valuation of temporary differences.....................         (382)        (22,653)        (1,931)
Stock compensation expense.............................        4,132             853          1,323
Alternative minimum tax................................        2,500              --            687
Nondeductible purchased R&D............................           --           3,551          3,529
Other..................................................          333             591            317
                                                            --------        --------       --------
          Total........................................     $  7,563        $  1,541       $  1,673
                                                            ========        ========       ========

     Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                     YEARS ENDED
                                                              -------------------------
                                                              JANUARY 1,   DECEMBER 30,
                                                                 2000          2000
                                                              ----------   ------------
Deferred tax assets:
  Inventory reserves and accruals...........................  $   7,419     $   6,408
  Depreciation..............................................      4,647        10,095
  Sales related reserves....................................     19,654        22,533
  Net operating loss carryforwards..........................    217,877       199,092
  Tax credit carryforwards..................................     25,418        22,282
  Capitalized research and development......................     79,468        66,674
  Notes receivable reserve..................................      2,621         1,220
  Other.....................................................      5,532        17,369
                                                              ---------     ---------
          Total deferred tax assets.........................    362,636       345,673
Valuation allowance for deferred tax assets.................   (303,368)     (230,746)
                                                              ---------     ---------
Net deferred tax assets.....................................     59,268       114,927
                                                              =========     =========
Deferred tax liabilities:
  Unremitted earnings of certain foreign entities...........     58,493       113,946
  Unrealized gain on investments in equity securities.......        775           981
                                                              ---------     ---------
          Total deferred tax liabilities....................  $  59,268     $ 114,927
                                                              =========     =========

     During the years ended January 1, 2000 and December 30, 2000, the valuation allowance for deferred tax assets increased by $35.8 million and decreased $72.6 million, respectively.

     As of December 30, 2000, for federal income tax purposes, the Company had net operating loss carryforwards of $563.0 million and tax credit carryforwards of approximately $19.7 million which will expire beginning in fiscal years 2008 and 2001, respectively. To the extent that net operating loss carryforwards when

                               MAXTOR CORPORATION
realized relate to stock option deductions, the resulting benefits will be credited to stockholders' equity. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. The Company determined it had undergone such an ownership change during 1998. Consequently, utilization of approximately $322.8 million of net operating loss carryforwards and the deduction equivalent of approximately $19.7 million of tax credit carryforwards will be limited to approximately $16.0 million per year.

     The Company was part of the HEA consolidated group for federal income tax returns for periods from early 1996 to August 1998 (the "Affiliation Period"). As a member of the HEA consolidated group, the Company was subject to a tax allocation agreement. During the Affiliation Period, for financial reporting purposes, the Company's tax loss was computed on a separate tax return basis and, as such, the Company did not record any tax benefit in its financial statements for the amount of the net operating loss included in the HEA consolidated income tax return.

     The Company ceased to be a member of the HEA consolidated group as of August 1998. The Company remains liable for its share of the total consolidated or combined tax return liability of the HEA consolidated group prior to August 1998. The Company has agreed to indemnify or reimburse HEA if there is any increase in its share of the consolidated or combined tax return liability resulting from revisions to its taxable income or revisions to another HEA member's taxable income, except to the extent such revisions to another HEA members' taxable income are made after September 15, 1999.

12. NET INCOME (LOSS) PER SHARE

     In accordance with the disclosure requirements of SFAS No. 128, "Earnings per Share," a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations is provided as follows (in thousands, except share and per share amounts):

                                                                    YEARS ENDED
                                                    --------------------------------------------
                                                    DECEMBER 26,     JANUARY 1,     DECEMBER 30,
                                                        1998            2000            2000
                                                    ------------    ------------    ------------
Numerator -- Basic and Diluted
Net income (loss).................................  $    31,173     $    (50,148)   $     31,802
                                                    ===========     ============    ============
Net income (loss) available to common
  stockholders....................................  $    31,173     $    (50,148)   $     31,802
                                                    ===========     ============    ============
Denominator
Basic weighted average common shares
  outstanding.....................................   38,295,095      105,503,281     113,432,679
Effect of dilutive securities:
  Common stock options............................    1,391,428               --       3,890,803
  Contingently issuable shares....................           --               --       1,792,500
  Convertible preferred stocks....................   26,127,603               --              --
                                                    -----------     ------------    ------------
Diluted weighted average common shares............   65,814,126      105,503,281     119,115,982
                                                    ===========     ============    ============
Basic net income (loss) per share.................  $      0.81     $      (0.48)   $       0.28
                                                    ===========     ============    ============
Diluted net income (loss) per share...............  $      0.47     $      (0.48)   $       0.27
                                                    ===========     ============    ============

     The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive:

                                                                        YEARS ENDED
                                                         ------------------------------------------
                                                         DECEMBER 26,    JANUARY 1,    DECEMBER 30,
                                                             1998           2000           2000
                                                         ------------    ----------    ------------
Common stock options...................................       --         1,896,510          --

                               MAXTOR CORPORATION

13. EMPLOYEE BENEFIT PLAN

401(k) PLAN

     The Company maintains a retirement and deferred savings plan for its employees (the "401(k) Plan") which is intended to qualify as a tax-qualified plan under the Code. The 401(k) Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation (up to a statutory limit). Under the 401(k) Plan, the Company may make discretionary contributions. The Company's contributions to the 401(k) Plan, for the years ended December 26, 1998, January 1, 2000 and December 30, 2000 were $2.0 million, $2.9 million and $3.1 million, respectively. All amounts contributed by participants and earnings on such contributions are fully vested at all times.

14. UNAUDITED QUARTERLY RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED
                             ---------------------------------------------------------------------------------------
                               APRIL 3,       JULY 3,       OCTOBER 2,     JANUARY 1,      APRIL 1,       JULY 1,
                                 1999           1999           1999           2000           2000           2000
                             ------------   ------------   ------------   ------------   ------------   ------------
Revenue....................  $    681,590   $    524,588   $    589,321   $    690,624   $    691,286   $    667,074
Gross profit (loss)........        86,414         16,337         13,833         82,223        108,830         99,317
Net income (loss)..........        17,003        (30,873)       (40,275)         3,993         27,601         13,189
Net income (loss) per
 share:
 Basic.....................          0.17          (0.30)         (0.38)          0.04           0.24           0.11
 Diluted...................          0.17          (0.30)         (0.38)          0.03           0.23           0.11
Shares used in per share
 calculation:
 Basic.....................    98,912,770    103,046,181    106,713,093    113,341,080    114,029,979    114,981,276
 Diluted...................   101,515,783    103,046,181    106,713,093    115,237,590    118,037,206    120,820,584

                                  THREE MONTHS ENDED
                             ----------------------------
                             SEPTEMBER 30,   DECEMBER 30,
                                 2000            2000
                             -------------   ------------
Revenue....................  $    619,314    $    727,185
Gross profit (loss)........        62,935         105,432
Net income (loss)..........       (13,993)          5,005
Net income (loss) per
 share:
 Basic.....................         (0.12)           0.04
 Diluted...................         (0.12)           0.04
Shares used in per share
 calculation:
 Basic.....................   115,709,525     116,179,938
 Diluted...................   117,709,525     119,038,276

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Maxtor Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Maxtor Corporation and its subsidiaries at January 1, 2000 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in such index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
--------------------------------------

San Jose, California
January 26, 2001
except for Note 8, which is as of
March 26, 2001

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Election of Directors" in the Proxy Statement. For information with respect to our executive officers, see "Executive Officers" at the end of Item 1, Part I of this report. The information required by this item with respect to Item 405 of Regulation S-K is incorporated by reference from the section captioned "Section 16 Insider Trading and Beneficial Ownership" in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1)-(2) Financial Statements and Financial Statement Schedules -- See Index to Consolidated Financial Statements under Item 8 on page 31 of this report.

     (3)Exhibits See Index to Exhibits on pages 60 to 64 hereof.

(b) Reports on Form 8K.

     (i) Maxtor filed a Current Report on Form 8-K on October 16, 2001, in which it reported in Item 5 that Maxtor had entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), by and among Maxtor, Hawaii Acquisition Corporation ("Merger Sub"), Quantum Corporation ("Quantum") and Insula Corporation ("Spinco"), which provided that, upon the terms and conditions set forth in the Merger Agreement, Maxtor and Quantum will enter into a business combination transaction pursuant to which Merger Sub would merge with Spinco, with Spinco continuing after the merger as the surviving corporation and a wholly owned subsidiary of Maxtor.

     (ii) Maxtor filed a Current Report on Form 8-K/A on December 14, 2000, in which it reported in Item 5 that the parties to the Merger Agreement elected to amend and restate the Merger Agreement to provide for the transaction to be effected by a merger of Spinco directly into Maxtor, with Maxtor continuing after the merger as the surviving corporation.

     (iii) Maxtor filed a Current Report on Form 8-K on January 25, 2001, setting forth in Item 7 a press release of Maxtor dated January 24, 2001, announcing its financial results for the quarter and year ended December 30, 2000.

     (iv) Maxtor filed a Current Report on Form 8-K on March 2, 2001, setting forth in Item 7 the Certificate of Correction to the Restated Certificate of Incorporation of Maxtor Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 28th day of March, 2001.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                        -------------------------------  --------------

                /s/ MICHAEL R. CANNON                    President, Chief Executive
-----------------------------------------------------       Officer, and Director
                  Michael R. Cannon                                                     March 28, 2001

                 /s/ PAUL J. TUFANO                     Sr. Vice President, Finance,
-----------------------------------------------------    Chief Financial Officer and
                   Paul J. Tufano                       Principal Accounting Officer    March 28, 2001

                 /s/ CHONG SUP PARK                         Chairman of the Board
-----------------------------------------------------
                 Dr. Chong Sup Park                                                     March 28, 2001

                 /s/ THOMAS L. CHUN                               Director
-----------------------------------------------------
                   Thomas L. Chun                                                       March 28, 2001

                   /s/ C. S. CHUNG                                Director
-----------------------------------------------------
                     C. S. Chung                                                        March 28, 2001

                  /s/ CHARLES HILL                                Director
-----------------------------------------------------
                    Charles Hill                                                        March 28, 2001

                /s/ CHARLES F. CHRIST                             Director
-----------------------------------------------------
                  Charles F. Christ                                                     March 28, 2001

                /s/ ROGER W. JOHNSON                              Director
-----------------------------------------------------
                  Roger W. Johnson                                                      March 28, 2001

                    /s/ Y. H. KIM                                 Director
-----------------------------------------------------
                      Y. H. Kim                                                         March 28, 2001

                               MAXTOR CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)

                                                            ADDITIONS
                                              BALANCE AT    CHARGED TO                       BALANCE AT
                                              BEGINNING      COST AND       DEDUCTIONS/        END OF
             FISCAL YEAR ENDED                OF PERIOD      EXPENSES     (RECOVERIES)[1]      PERIOD
             -----------------                ----------    ----------    ---------------    ----------
December 30, 2000...........................   $15,459        $8,100          $8,411          $15,148
January 1, 2000.............................   $ 8,409        $9,155          $2,105          $15,459
December 26, 1998...........................   $ 3,573        $5,659          $  823          $ 8,409

---------------
 [1] Uncollectible accounts written off, net of recoveries.

                  VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                                BALANCE AT    CHARGED TO                    BALANCE AT
                                                BEGINNING      COST AND     DEDUCTIONS/       END OF
              FISCAL YEAR ENDED                 OF PERIOD      EXPENSES     (RECOVERIES)      PERIOD
              -----------------                 ----------    ----------    ------------    ----------
December 30, 2000.............................   $303,368         --          $(72,622)      $230,746
January 1, 2000...............................   $267,549         --          $ 35,819       $303,368
December 26, 1998.............................   $284,140         --          $(16,591)      $267,549

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 2.1(20)   Amended and Restated Agreement and Plan of Merger and
           Reorganization, dated as of October 3, 2000, by and among
           Quantum Corporation, Insula Corporation, Hawaii Acquisition
           Corporation and Registrant.
 3.1(20)   Restated Certificate of Incorporation of Registrant.
 3.2(21)   Certificate of Correction to the Restated Certificate of
           Incorporation of Registrant.
 3.4       Amended and Restated Bylaws of Registrant, dated March 12,
           2001.
 4.1(13)   Stockholder Agreement dated June 25, 1998.
 4.2(20)   Form of Voting Agreement, dated as of October 3, 2000,
           between Registrant and certain stockholders of Quantum
           Corporation.
 4.3(20)   Form of Voting Agreement, dated as of October 3, 200,
           between Quantum Corporation and certain stockholders of
           Registrant.
 4.4(20)   Amendment No. 1 to Stockholder Agreement, dated as of
           October 3, 2000, by and among Hyundai Electronics America,
           Hyundai Electronics Industries, Ltd. and Registrant.
 4.5(17)   Agreement and Plan of Reorganization dated as of August 23,
           1999 by and among Registrant, Popup Acquisition Corporation,
           Creative Design Solutions, Inc. and Peter Harvey.
10.1(15)   Form of Indemnification Agreement between Registrant and
           Registrant's directors and officers.**
10.2(13)   Indenture dated as of March 1, 1987 between Registrant and
           Security Pacific National Bank, as Trustee.
10.3(2)    Lease Agreement for Premises Located at 1821 Lefthand
           Circle, Suite D, between Registrant and Pratt Land Limited
           Liability Company, dated October 19, 1994.
10.4(2)    Lease Agreement for Premises Located at 1841 Lefthand Circle
           between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994.
10.5(2)    Lease Agreement for Premises Located at 1851 Lefthand Circle
           between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994.
10.6(2)    Lease Agreement for Premises Located at 2121 Miller Drive
           between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994.
10.7(2)    Lease Agreement for Premises Located at 2190 Miller Drive
           between Registrant and Pratt Land Limited Liability Company, dated October 19, 1994.
10.8(3)    Lease Agreement by and between 345 Partnership and
           Registrant, dated February 24, 1995.
10.9(3)    Lease Agreement for Premises Located at 1900 Pike Road,
           Suite A, Longmont, CO, between Registrant as Tenant and
           Pratt Land Limited Liability Company as Landlord, dated
           February 24, 1995.
10.10(3)   Lease Agreement for Premises Located at 2040 Miller Drive
           Suite A, B, & C, between Registrant as Tenant and Pratt Land
           Limited Liability Company as Landlord, dated February 24,
           1995.
10.11(3)   Manufacturing and Purchase Agreement by and Between
           Registrant and Hyundai Electronics Industries Co., Ltd.,
           dated April 27, 1995.
10.12(3)   Lease Agreement for Premises Located at 2040 Miller Drive,
           Suites D, E, & F, Longmont, CO, between Registrant as Tenant and Pratt Management Company, LLC as Landlord.
10.13(5)   Credit Agreement among Registrant and The Initial Lenders
           and the Issuing Bank and Citibank, N.A., dated August 31,
           1995.
10.14(5)   The Guaranty and Recourse Agreement among Registrant and
           Hyundai Electronics Industries Co., Ltd., dated August 31,
           1995.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
10.15(5)   Amendment to the Financing Agreement among Registrant and
           the CIT Group/Business Credit, Inc., dated October 17, 1995.
10.16(5)   First Supplemental Indenture, dated as of January 11, 1996, between Registrant and State Street Bank and Trust Company.
10.17(5)   Credit Agreement, dated as of December 29, 1995 between
           Registrant and Hyundai Electronics America.
10.18(7)   Maxtor Corporation 1996 Stock Option Plan.**
10.19(11)  Intercompany Loan Agreement, dated as of April 10, 1996, between Registrant and Hyundai Electronics America.
10.20(7)   Excerpts From the Execution Copy of Receivables Purchase and
           Sale Agreement, dated as of March 30, 1996, among Registrant and Corporate Receivables Corporation and Citicorp North
           America, Incorporated.
10.21(6)   Recapitalization Agreement among the Registrant,
           International Manufacturing Services, Incorporated and
           certain investors, dated as of May 21, 1996.
10.22(6)   Redemption Agreement between Registrant and International
           Manufacturing Services, Incorporated, dated as of May 21,
           1996.
10.23(6)   Manufacturing Services Agreement between Registrant and
           International Manufacturing Services, Incorporated, dated As of June 13, 1996.*
10.24(8)   Credit Facility, dated as of July 31, 1996, between
           Registrant and Hyundai Electronics America.
10.25(8)   Exchange Agreement effective June 18, 1996, between
           Registrant and Hyundai Electronics America.
10.26(9)   364-Day Credit Agreement, dated August 29, 1996, among
           Registrant, Citibank, N.A., and Syndicate Banks.
10.27(9)   Credit Agreement, dated August 29, 1996, among Registrant,
           Citibank, N.A., and Syndicate Banks.
10.28(10)  Employment Agreement between Michael R. Cannon and
           Registrant, dated June 17, 1996.**
10.29(10)  Employment Agreement between Paul J. Tufano and Registrant, dated July 12, 1996.**
10.30(11)  Intercompany Loan Agreement, dated as of April 10, 1997, between Registrant and Hyundai Electronics America.
10.31(13)  364-Day Credit Agreement dated as of October 31, 1997, among
           Registrant and Nomura Bank International.
10.32(12)  Debt Payment and Stock Purchase Agreement, dated as of
           December 12, 1997, between Registrant and Hyundai
           Electronics America.
10.33(12)  Amendment to August 29, 1996 364-Day Credit Agreement, dated
           August 27, 1997, among Registrant, Citibank, N.A. and
           Syndicate Banks.
10.34(13)  Employment Agreement between Philip Duncan and Registrant dated July 15, 1996.**
10.35(13)  Receivables Purchase and Sale Agreement dated as of April 8,
           1998, among Maxtor Receivables Corporation, Registrant,
           Corporate Receivables Corporation, Citicorp North America
           and Bankers Trust Company.
10.36(13)  Intercompany Loan Agreement dated as of April 10, 1998, between Hyundai Electronics America and Registrant.
10.37(13)  Credit Agreement between Bank of America and Registrant dated December 26, 1996.
10.38(13)  Employment Agreement between K.H. Teh and Registrant, dated
           March 23, 1997.**
10.39(13)  Lease Agreement between Milpitas Oak Creek Delaware, Inc.
           and Registrant dated as of February 23, 1998.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
10.40(13)  Business Agreement dated as of April 30, 1998, between
           Registrant and Texas Instruments Incorporated.*
10.41(13)  Volume Purchase Agreement dated as of January 1, 1998, between Registrant and Lucent Technologies, Inc.*
10.42(13)  Land Lease between Housing Development Board and Maxtor
           Singapore Limited dated as of March 28, 1991.
10.43(13)  R/3 Software End-User Value License Agreement between SAP
           Korea Ltd. and Hyundai Information Technology Co. Ltd. dated as of June 30, 1996.
10.44(13)  Sublicense Agreement between Hyundai Electronics Industries
           Co., Ltd., and Maxtor Corporation dated as of January 1,
           1996.
10.45(13)  Tax Allocation Agreement dated as of July 21, 1995 among
           Hyundai Electronics America, Registrant and certain other
           subsidiaries.
10.46(4)   Agreement and Plan of Merger dated November 2, 1995 between
           Registrant, Hyundai Electronics America and Hyundai
           Acquisition, Inc.
10.47(13)  Tax Indemnification Agreement and Amendment to Tax
           Allocation Agreement dated June 26, 1998.
10.48(13)  Indemnity Agreement between Hyundai Electronics Industries
           Co., Ltd. and Registrant dated June 25, 1998.
10.49(13)  License Agreement between Registrant and Hyundai Electronics
           Industries Co., Ltd. dated June 25, 1998.
10.50(1)   Stock Purchase Agreement between Registrant and Hyundai
           Electronics Industries Co., Ltd., Hyundai Heavy Industries
           Co., Ltd., Hyundai Corporation, and Hyundai Merchant Marine
           Co., Ltd., dated September 10, 1993.
10.51(14)  Supply Agreement between Registrant and MMC Technology dated
           August 18, 1998.*
10.52(13)  1998 Restricted Stock Plan.**
10.53(13)  Form of Restricted Stock Grant Agreement.**
10.54(16)  Amended and Restated 1996 Stock Option Plan.**
10.55(13)  Chief Executive Officer Retention Agreement dated as of May
           29, 1998 between Registrant and Michael R. Cannon.**
10.56(13)  Retention Agreement dated as of May 29, 1998 between
           Registrant and Paul J. Tufano.**
10.57(13)  Form of Retention Agreement between Registrant and Executive
           Officers.**
10.58(13)  Letter Agreement between Victor B. Jipson and Registrant dated as of June 10, 1998.**
10.59(13)  Loan Agreement among Registrant, Banque Paribas and Hyundai
           Electronics Industries Co., Ltd. as guarantor dated as of
           September 1996.
10.60(13)  Loan Agreement among Registrant, Banque Nationale de Paris and Hyundai Electronics Industries Co., Ltd. as guarantor
           dated as of December 20, 1996.
10.61(13)  Letter Agreement setting forth terms and conditions of Loan
           Agreement between Registrant and the Bank of New York dated as of December 27, 1997.
10.62(13)  Waiver and Amendment dated as of May 22, 1998 to 364-Day
           Credit Agreement dated as of August 29, 1996 among
           Registrant, certain lenders and Citibank, N.A.
10.63(13)  Waiver and Amendment dated as of May 22, 1998 to 364-Day
           Credit Agreement dated as of October 31, 1997 between
           Registrant and Nomura Bank International plc.
10.64(13)  Waiver and Amendment dated as of May 22, 1998 to Three-Year
           Credit Agreement dated as of August 29, 1996 among
           Registrant, certain lenders and Citibank, N.A.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
10.65(14)  Purchase and Sale Agreement, dated as of July 31, 1998, between Registrant and Maxtor Receivables Corporation.
10.66(14)  Receivables Purchase Agreement, dated as of July 31, 1998, among Maxtor Receivables Corporation, the Registrant,
           BlueKeel Funding LLC and Fleet National Bank.
10.67(15)  Letter Agreement between Registrant and MMC Technology dated
           May 18, 1998.
10.68(15)  Mutual Release and Termination Agreement by and among
           Hyundai Electronics America, Axil Computers, Inc., Image
           Quest Technologies, Inc., Registrant, Odeum Microsystems,
           TV/COM International, Inc. dated November 1998.
10.69(15)  Letter Agreement between Hyundai Electronics America and
           Registrant dated January 19, 1999.
10.70(20)  Form of Tax Opinion Insurance Policy.
10.71(15)  Letter of Agreement between Hyundai Electronics America and
           Registrant dated January 19, 1999.
10.72(18)  Executive Retention Incentive Agreement between Michael R.
           Cannon and Registrant dated June 25, 1999.**
10.73(18)  Promissory Note between Michael R. Cannon and Registrant dated June 23, 1999.**
10.74(19)  Executive Retention Incentive Agreement and Promissory Note
           between Registrant and Victor B. Jipson, dated October 18,
           1999.**
10.75(19)  Executive Retention Incentive Agreement and Promissory Note
           between Registrant and Paul J. Tufano, dated October 18,
           1999.**
10.76(18)  Amendment One to Supply Agreement between MMC Technology,
           Inc. and Registrant.*
10.77(18)  Capital Assistant Scheme Loan Agreement between Maxtor
           Peripherals (S) Pte Ltd. and the Economic Development Board
           of Singapore dated September 9, 1999.
10.78(18)  Guarantee Facility Agreement between Maxtor Peripherals (S)
           Pte Ltd. and the Bank of Nova Scotia, Singapore branch dated
           August 31, 1999.
10.79(19)  Lease Agreement for Premises Located at 2452 Clover Basion
           Drive, Longmont, Colorado, between Registrant, as Tenant,
           and Pratt Land Limited Liability Company, as Landlord, dated
           October 28, 1999.
10.80(19)  Forms of Executive Retention Incentive Agreement and
           Promissory Note Between Registrant and Pantelis Alexopoulos,
           Michael D. Cordano, Phillip C. Duncan, Misha Rozenberg,
           Glenn H. Stevens, K.H. Teh and Michael J. Wingert, each
           dated November 19, 1999.**
10.81      Amendment Two to Supply Agreement between MMC Technology,
           Inc. and Registrant.*
10.82      1998 Employee Stock Purchase Plan.**
21.1(13)   List of Subsidiaries.
23.1       Consent of PricewaterhouseCoopers LLP, Independent
           Accountants.

---------------
  * This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

 **  Management contract, or compensatory plan or arrangement.

 (1) Incorporated by reference to exhibits of Form 10-Q filed February 8, 1994.

 (2) Incorporated by reference to exhibits of Form 10-Q filed February 7, 1995.

 (3) Incorporated by reference to exhibits of Form 10-K filed June 23, 1995.

 (4) Incorporated by reference to exhibits of Schedule 14D-9 filed November 8, 1995.

 (5) Incorporated by reference to exhibits of Form 10-Q filed February 14, 1996.

 (6) Incorporated by reference to exhibits of Form 8-K filed June 28, 1996.

 (7) Incorporated by reference to exhibits of Form 10-K filed July 1, 1996.

 (8) Incorporated by reference to exhibits of Form 10-Q filed August 13, 1996.

 (9) Incorporated by reference to exhibits of Form 8-K filed September 13, 1996.

(10) Incorporated by reference to exhibits of Form 10-K filed March 27, 1997.

(11) Incorporated by reference to exhibits of Form 10-Q filed May 13, 1997.

(12) Incorporated by reference to exhibits of Form 10-K filed April 10, 1998.

(13) Incorporated by reference to exhibits to registration statement on Form S-1, File No. 333-56099, filed June 5, 1998, as amended.

(14) Incorporated by reference to exhibits of Form 10-Q filed November 10, 1998.

(15) Incorporated by reference to exhibits of registration statement on Form S-3, File No. 333-69307, filed December 21, 1998, as amended.

(16) Incorporated by reference to exhibits of Form 8-K filed January 20, 1999.

(17) Incorporated by reference to exhibits of Form 8-K filed September 24, 1999.

(18) Incorporated by reference to exhibits of Form 10-Q filed November 16, 1999.

(19) Incorporated by reference to exhibits of Form 10-K filed March 29, 2000.

(20) Incorporated by reference to exhibits of registration statement on Form S-4, File No. 333-51592, filed December 11, 2000, as amended.

(21) Incorporated by reference to exhibit of Form 8-K filed March 2, 2001.