Form 10-K/A
period 2000-12-30
MAXTOR CORP
filed 2001-04-30
CIK 711039

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                               ------------------

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
    (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OF ORGANIZATION)                     IDENTIFICATION NO.)

               500 MCCARTHY BOULEVARD, MILPITAS, CALIFORNIA 95035
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 432-1700

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $0.1 PER SHARE
          5.75% CONVERTIBLE SUBORDINATED DEBENTURES, DUE MARCH 1, 2012

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the Registrant's common stock, $0.1 par value per share, held by non-affiliates of the Registrant's common stock was $887,008,604 on April 20, 2001 (based on the closing sales price of the Registrant's common stock on that date). Shares of the Registrant's common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of April 20, 2001, 238,217,262. Shares of the Registrant's common stock, $0.1 par value, were issued and outstanding.

         This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, is being filed in order to submit the information required to be included in Part III thereof within the period required by General Instruction G(3) to Form 10-K.

         Part III of the Registrant's Annual Report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituted with the following:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The names and certain information about the members of the Board of Directors are set forth below.

                              Positions and Offices Held With the      Director    Class and Year in Which
         Name                              Company                      Since         Term Will Expire         Age
         ----                 -----------------------------------      --------    -----------------------     ---
Michael A. Brown                            Director                      2001              Class I             42
                                                                                             2002

Thomas Lyman Chun                           Director                      1998             Class II             59
                                                                                             2003

Charles F. Christ                           Director                      1995             Class II             62
                                                                                             2003

Charles Hill                                Director                      1992             Class II             65
                                                                                             2003

Roger W. Johnson                            Director                      1999             Class II             66
                                                                                             2003

Dr. C. S. Park                       Chairman of the Board                1994             Class III            54
                                                                                             2001

Michael R. Cannon            President, Chief Executive Officer and       1996             Class III            48
                                            Director                                         2001

-----------------

         Michael A. Brown has been a member of the Board of Directors since April 2001. Mr. Brown is currently Chairman of the Board and Chief Executive Officer of Quantum Corporation ("Quantum"). Mr. Brown was President of the Desktop Storage Division from 1993 to 1995 and Executive Vice President of Quantum from 1992 to 1993. Previously, Mr. Brown held senior positions in product and marketing management since joining Quantum's marketing organization in August 1984. Before joining Quantum, Mr. Brown served in the marketing organization at Hewlett-Packard and provided management consulting services at Braxton Associates. Mr. Brown is also a member of the board of Digital Impact, a publicly-held internet marketing company.

         Thomas Lyman Chun has been a member of the Board of Directors since December 1998. He is currently a private investor and business consultant. From January 1997 until October 1999, Mr. Chun was President and Chief Executive Officer of Talkway, Inc. From 1985 to 1996, Mr. Chun was a member of the Board of Advisors of Logitech International S.A. and its predecessors. During 1995 and 1996, he also served Logitech in both consulting and employee roles.

         Charles F. Christ has been a member of the Board of Directors since August 1995. He has served as Chairman of the Board of Directors of MaxOptix Corporation since October 1998. He has also served as Chairman of the Board of Directors of Dot Hill Systems Corp. since July 2000, and Director at Pioneer-Standard Electronics, Inc. since July 1997. Previously, Mr. Christ was President, Chief Executive Officer and a member of the Board of

Directors of Symbios, Inc. from 1997 to August 1998. From 1994 to 1997, Mr. Christ was Vice President and General Manager of the Components Division of Digital Equipment Corporation.

         Charles Hill has been a member of the Board of Directors since March 1992. He has been a Senior Research Fellow at the Hoover Institution since 1989. From 1992 to 1996, Mr. Hill was Special Consultant to the Secretary General of the United Nations. Presently, he is Diplomat-in-Residence and Lecturer in International Studies at Yale University.

         Roger W. Johnson has been a member of the Board of Directors since April 1999. Since 1996, he has been a private investor, business consultant and educator. From September 1998 to January 2000, Mr. Johnson was also Chief Executive Officer of YPO International (the Young Presidents' Organization). Mr. Johnson served as Administrator of the United States General Services Administration from 1993 through 1996. Mr. Johnson is currently a member of the boards of directors of Array Microsystems, Needham, Inc. Growth Fund, Insulectro and Collectors Universe Inc.

         Dr. C.S. Park has been Chairman of the Board of Directors since May 1998. In March 2000, he was appointed President and Chief Executive Officer, and in June 2000, Chairman of Hynix Semiconductor Inc., formerly Hyundai Electronics Industries Co., Ltd. ("HSI"). Dr. Park has been Chairman of Hynix Semiconductor America Inc., formerly Hyundai Electronics America ("HSA") since September 1996, and until March 2000 also served as its President and Chief Executive Officer. He has served as Chairman of MMC Technology's Board of Directors since January 1998 and has also been a director of Dot Hill Systems Corp. since August 1999. From September 1996 to May 1998, Dr. Park served as Vice Chairman of the Company's Board of Directors. Dr. Park previously served as the Company's President and Chief Executive Officer from February 1995 until his appointment as Vice Chairman. From 1993 until joining the Company in 1995, he was Chairman, President and Chief Executive Officer of Axil Computer, Inc., a workstation computer manufacturer.

         Michael R. Cannon has been the Company's President, Chief Executive Officer and a member of the Board of Directors since July 1996. From 1993 until joining Maxtor in 1996, Mr. Cannon held several senior management positions with IBM's Storage Systems division, including Vice President, Mobile and Desktop Business Unit; Vice President, Product Design; and Vice President, Worldwide Operations. From May 1991 to January 1993, he served as Senior Vice President of SyQuest, a removable disk drive company, and prior to joining SyQuest he held the position of Vice President, Southeast Asia Operations, with Imprimis Technology. Mr. Cannon is also a director of MMC Technology, a wholly owned subsidiary of HSA.

EXECUTIVE OFFICERS

         The information required by this Item with respect to executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers" at the end of Part I of this Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who own more than ten percent of the Company's Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership with the SEC and the NASDAQ National Market. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, during fiscal year December 30, 2000, the Company believes that all reporting persons complied with all applicable reporting requirements, except that Michael Cordano filed a late report on Form 5 for one transaction involving the sale of 4,500 shares of Maxtor Common Stock and Pantelis Alexopoulos, Theodore Deffenbaugh and Michael Wingert filed late reports on Form 3 with respect to the time they became Reporting Persons.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company during the fiscal years ended December 26, 1998, January 1, 2000 and December 30, 2000 to the Company's Chief Executive Officer and the four other most highly paid executive officers to whom the Company paid more than $100,000 for services rendered to the Company during the fiscal year ended December 30, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM COMPENSATION
                                                   ANNUAL COMPENSATION                       AWARDS
                                                 -------------------------       --------------------------
                                      FISCAL                                                      SECURITIES       ALL OTHER
     NAME AND PRINCIPAL                YEAR                                       RESTRICTED      UNDERLYING     COMPENSATION
          POSITION                    ENDED       SALARY($)     BONUS($)(1)       STOCK($)(2)     OPTIONS(#)         ($)(3)
     ------------------              --------     ---------     -----------       -----------     ----------     ------------
Michael R. Cannon                    12/30/00      749,998        814,125(4)             --       1,000,000             --
President and Chief                   1/01/00      623,076        243,750         2,390,600              --             --
Executive Officer                    12/26/98      500,000        825,000(5)        950,000       1,145,000             --

Paul J. Tufano(6)                    12/30/00      374,038        313,125(4)             --         250,000          4,800
Senior VP, Finance, and               1/01/00      353,692         87,500(7)        717,150              --          4,800
Chief Financial Officer              12/26/98      286,000        286,000(8)        332,500         362,500(9)       4,800

Dr. Victor B. Jipson(6)              12/30/00      374,038        313,125(4)             --         250,000          4,800
President, Network                    1/01/00      350,000         87,500(7)        717,150              --          4,800
Systems Group                        12/26/98      286,000        286,000(8)        332,500         362,500(9)       4,800

K.H. Teh(6)                          12/30/00      325,000        271,375                --         200,000         12,193
V.P., Worldwide Manufacturing and     1/01/00      300,000         93,958           597,625              --         43,073
Managing Director, Singapore         12/26/98      249,102        281,480(10)       332,500         280,000(9)      25,532

Michael Cordano(6)                   12/30/00      298,040(11)    250,500                --          58,000          4,800
V.P., Worldwide Sales                 1/01/00      289,443(11)     71,250           597,625              --          4,800
                                     12/26/98      270,180(11)     46,250           332,500         280,000(9)       4,800

(1) Except as otherwise noted, payments were made pursuant to the 2000 Incentive Plan for services in 2000.

(2) The amounts shown in this column represent the dollar value of the Company's common stock on the date of the restricted stock grant. All grants of restricted stock had been granted under the Company's Option Plan. The shares vest in annual increments of 10%, 20% and 70% on the first, second and third anniversaries of the grant, and are subject to forfeiture if employment is terminated prior to becoming fully vested and non-forfeitable.

     On June 23, 1999, Mr. Cannon received a grant of 500,000 shares of restricted stock, Mr. Tufano received 150,000 shares of restricted stock, Dr. Jipson received a grant of 150,000 shares of restricted stock, Mr. Teh received a grant of 125,000 shares of restricted stock, and Mr. Cordano received a grant of 45,000 shares of restricted stock.

     On June 26, 1998, Mr. Cannon received a grant of 100,000 shares of restricted stock, Mr. Tufano received 35,000 shares of restricted stock, Dr. Jipson received a grant of 35,000 shares of restricted stock, Mr. Teh received a grant of 35,000 shares of restricted stock, and Mr. Cordano received a grant of 10,000 shares of restricted stock.

     As of December 30, 2000, the aggregate number of shares of restricted stock held by the named persons, and the dollar value of such shares was (based upon the closing price reported by the NASDAQ National Market on December 29, 2000 of $5.59) as follows: Mr. Cannon, 550,000 shares ($3,074,500); Mr.

     Tufano, 185,000 shares ($1,034,150); Dr. Jipson, 185,000 shares
     ($1,034,150); Mr. Teh, 160,000 shares ($894,400); and Mr. Cordano,
     51,722 shares ($289,126).

(3) The amounts shown in this column represent the Company's annual contribution to the Maxtor Savings Retirement Plan, a 401(k) plan, in which all US employees are eligible to participate, except with respect to amounts shown in this column for Mr. Teh, which such amounts represent annual contributions made by the Company to the Central Provident Fund of Maxtor Peripherals (S) Pte Ltd., a retirement plan under Singapore law.

(4) For fiscal 2000, the amounts shown include deferred payments under the Executive Deferred Compensation Plan in the amount of $610,594 for Mr. Cannon, $308,585 for Mr. Tufano, and $93,938 for Dr. Jipson.

(5)  Includes one-time special transactional bonus.

(6) On April 2, 2001, the following named persons in the Summary Compensation Table were appointed to the positions next to their names: Mr. Tufano, Executive Vice President, Chief Operations Officer and Chief Financial Officer; Dr. Jipson, Executive Vice President, Engineering; Mr. Teh, Senior Vice President, Manufacturing; and Mr. Cordano, Executive Vice President, Worldwide Sales and Marketing.

(7) For fiscal 1999, the amounts shown include deferred payments under the Executive Deferred Compensation Plan in the amount of $87,500 for Mr. Tufano and $21,875 for Dr. Jipson.

(8) For fiscal 1998, the amounts shown include deferred payments under the Executive Deferred Compensation plan in the amount of $281,010 for Mr. Tufano and $100,100 for Dr. Jipson.

(9) Includes an option to purchase an aggregate of 35,000 shares of Maxtor Common Stock granted on July 30, 1998, replacing an option to purchase 35,000 shares of Maxtor Common Stock granted on June 26, 1998. The option granted on June 26, 1998 was canceled in connection with a repricing.

(10) Includes $17,490 wage supplement paid in accordance with Singapore employment law.

(11) The amounts shown include commissions in the amount of $12,657 for fiscal 2000, $81,271 for fiscal 1999, and $91,348 for fiscal 1998.

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides the specified information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended December 30, 2000 to the persons named in the Summary Compensation
Table:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                  Potential Realized Value at
                                                                                                    Assumed Annual Rates of
                                                                                                 Stock Price Appreciation for
                                                         Individual Grants                              Option Term(3)
                                       ------------------------------------------------------    ----------------------------
                                       Number of       % of Total
                                         Shares          Options       Exercise
                                       Underlying      Granted to       Price
                                        Options       Employees in       Per       Expiration
               Name                    Granted(1)      Fiscal Year     Share(2)       Date            5%             10%
               ----                    ----------     ------------     --------    ----------    ----------      -----------
Michael R. Cannon                       1,000,000        16.95%         $7.812       1/11/10     $4,912,925      $12,450,316
Paul J. Tufano                            250,000         4.24%         $7.812       1/11/10     $1,228,231      $ 3,112,579
Dr. Victor B. Jipson                      250,000         4.24%         $7.812       1/11/10     $1,228,231      $ 3,112,579
K.H. Teh                                  200,000         3.39%         $7.812       1/11/10     $  987,585      $ 2,490,063
Michael Cordano                            58,000         0.98%         $7.812       1/11/10     $  284,950      $   722,118

-----------------------

(1) All options granted in fiscal year ended 2000 were granted pursuant to the Company's Option Plan. These options vest over a four-year period during which 25% vests on the first anniversary date of the vest date and 6.25% vests each quarter thereafter.

(2) All options in this table have exercise prices equal to the fair market value on the date of grant.

(3) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed annual compounded rates of appreciation only from the date of the grant to the expiration date of the option. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

               FISCAL 2000 YEAR-END VALUES OF UNEXERCISED OPTIONS

         The following table sets forth information with respect to fiscal 2000 year-end values of stock options granted to the persons named in the Summary Compensation Table above. There were no exercises of options by any of the persons named in the Summary Compensation Table during the fiscal year ended December 30, 2000.

                                    Number of Shares Underlying
                                Unexercised Options at Fiscal Year
                                           End(1)(2)(3)
                                ----------------------------------
Name                             Exercisable        Unexercisable
----                            -------------      ---------------
Michael R. Cannon                 1,063,750           2,081,250
Paul J. Tufano                      227,656             569,844
Dr. Victor B. Jipson                227,656             569,844
K.H. Teh                            173,437             469,063
Michael Cordano                      64,717             165,005

-----------------------

(1) These options vest over a four-year period during which 25% vests on the first anniversary date of the vest date and 6.25% vests each quarter thereafter. The vesting schedule commences February 1, 1996 or on the participant's hire date, whichever is later.

(2) No options were exercised by the executive officers named in the Summary Compensation Table during fiscal 2000.

(3) As of December 30, 2001, there were no in-the-money options for any shares underlying any unexercised options.

               EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
                       AND CHANGE-IN CONTROL ARRANGEMENTS

EMPLOYMENT AGREEMENTS

         The following named persons in the Summary Compensation Table have employment agreements with the Company.

         In July 1996, Maxtor entered into a letter agreement with Mr. Cannon that provided for (i) base compensation of $500,000 per year; (ii) payment of a sign-on bonus of $1,000,000, payable in four equal quarterly installments beginning on the last day of December 1996; (iii) an annual bonus opportunity of approximately $250,000; (iv) an option to purchase 450,000 shares of Maxtor Common Stock which vests over four years; and (v) the payment to Mr. Cannon of one year's base salary plus any portion of the sign-on bonus remaining unpaid if his employment is terminated without cause.

         In July 1996, Maxtor entered into a letter agreement with Mr. Tufano that provided for (i) base compensation of $230,000 per year; (ii) payment of a sign-on bonus of $100,000, payable in two equal installments in July 1996 and January 1997; (iii) an annual bonus opportunity of approximately $115,000; (iv) an option to purchase 50,000 shares of Maxtor Common Stock which vests over four years; and (v) payment to Mr. Tufano of nine months' base salary plus any portion of the sign-on bonus remaining unpaid if his employment is terminated without cause.

         In June 1998, Maxtor entered into a letter agreement with Dr. Jipson that provided for the payment to Dr. Jipson of nine months' base salary if his employment is terminated without cause.

         In March 1997, the Company entered into a letter agreement with Mr. Teh that provided for (i) base compensation of S$396,000 (Singapore dollars) per year; (ii) a sign-on bonus of $100,000 (U.S. dollars), payable in two installments in March 1997 and March 1998; (iii) an annual wage supplement of one month's base salary payable in December provided that Mr. Teh has completed twelve months of continued employment; (iv) an annual bonus opportunity of approximately S$198,000 (Singapore dollars); (v) an option to purchase 50,000 shares of Maxtor Common Stock which vests over four years; (vi) a car and payment of certain operating expenses; and (vii) the payment to Mr. Teh of nine months' base salary if his employment is terminated without cause.

INDEBTEDNESS OF MANAGEMENT

         Effective June 23, 1999, the Compensation Committee of the Board of Directors approved an agreement between Mr. Cannon and the Company intended to supplement the existing arrangements between Mr. Cannon and the Company. The agreement provides for (i) a $5,000,000 loan from the Company to Mr. Cannon which is secured by a promissory note bearing interest at the rate of 4.98% from the loan date until maturity; (ii) if Mr. Cannon remains continuously employed by the Company for a three-year period ending June 22, 2002, forgiveness by the Company of the outstanding loan balance (unpaid principal and accrued interest) due on June 22, 2002; and (iii) if Mr. Cannon's employment with the Company is terminated prior to June 22, 2002 either by the Company without cause or due to a change of control, as defined thereunder, forgiveness of the outstanding loan balance due on the effective date of such termination. During 1999 and as of March 31, 2000, the amount due the Company under Mr. Cannon's note was $5,000,000.

         Effective October 18, 1999, the Compensation Committee of the Board of Directors approved an agreement between Dr. Jipson and the Company intended to supplement the existing arrangements between Dr. Jipson and the Company. The agreement provides for (i) a $750,000 loan from the Company to Dr. Jipson which is secured by a promissory note bearing interest at the rate of 5.54% from the loan date until maturity; (ii) if Dr. Jipson remains continuously employed by the Company for a three-year period ending October 17, 2002, forgiveness by the Company of the outstanding loan balance (unpaid principal and accrued interest) due on October 17, 2002; and (iii) if Dr. Jipson's employment with the Company is terminated prior to October 17, 2002 either by the Company without cause or due to a change of control, as defined thereunder, forgiveness of the outstanding loan balance due on the effective date of such termination. During 1999 and as of March 31, 2000, the amount due the Company under Dr. Jipson's note is $750,000.

         Effective October 18, 1999, the Compensation Committee of the Board of Directors approved an agreement between Mr. Tufano and the Company intended to supplement the existing arrangements between Mr. Tufano and the Company. The agreement provides for (i) a $750,000 loan from the Company to Mr. Tufano which is secured by a promissory note bearing interest at the rate of 5.54% from the loan date until maturity; (ii) if Mr. Tufano remains continuously employed by the Company for a three-year period ending October 17, 2002, forgiveness by the Company of the outstanding loan balance (unpaid principal and accrued interest) due on October 17, 2002; and (iii) if Mr. Tufano's employment with the Company is terminated prior to October 17, 2002 either by the Company without cause or due to a change of control, as defined thereunder, forgiveness of the outstanding loan balance due on the effective date of such termination. During 1999 and as of March 31, 2000, the amount due the Company under Mr. Tufano's note is $750,000.

         Effective November 19, 1999, the Compensation Committee of the Board of Directors approved individual agreements between other executive officers (Pantelis S. Alexopoulos, David L. Beaver, Michael D. Cordano, Phillip C. Duncan, Misha Rozenberg, Glenn H. Stevens, K. H. Teh, and Michael J. Wingert) and the Company intended to supplement the existing arrangements between each such executive officer and the Company. Each agreement provides for (i) a $350,000 loan from the Company to the executive officer which is secured by a promissory note bearing interest at the rate of 5.57% from the loan date until maturity; (ii) if the executive officer remains continuously employed by the Company for a three-year period ending November 18, 2002, forgiveness by the Company of the outstanding loan balance (unpaid principal and accrued interest) due on November 18, 2002; and (iii) if the executive officer's employment with the Company is terminated prior to November 18, 2002 either by the Company without cause or due to a change of control, as defined thereunder, forgiveness of the outstanding loan balance due on the effective date of such termination. During 1999 and as of March 31, 2000, the amount due the Company under each executive officer's note was $350,000.

CHANGE-IN-CONTROL ARRANGEMENTS

         1998 Restricted Stock Plan. Maxtor's 1998 Restricted Stock Plan (the "Restricted Stock Plan") provides for the award of shares of Maxtor Common Stock to certain executive employees. Maxtor's Board of Directors has the authority to amend or terminate the Restricted Stock Plan. The Restricted Stock Plan's maximum share reserve is 390,000 shares of Maxtor Common Stock, and 345,000 shares have been awarded pursuant to action of the Compensation Committee.

         There are currently 45,000 shares available for grant under the Restricted Stock Plan. All unvested shares of restricted stock are forfeited in the event of termination of employment with the Company. In general, the restricted stock shares vest and are released from the forfeiture provision three years from the date of the restricted stock award. If a participant's employment terminates due to death or disability, he will be entitled to his pro rata share of vesting based on the number of months of service from the grant date. Under the terms of a change of control agreement, vesting of the Restricted Stock Plan shares is subject to acceleration upon certain terminations of employment which occur within 12 months after the occurrence of a change of control, as defined in the Restricted Stock Plan.

         Amended and Restated 1996 Stock Option Plan. Pursuant to the Amended and Restated 1996 Option Plan (the "Option Plan"), in the event of a transfer of control, as defined therein, the Board of Directors has the power but is not obligated to accelerate the vesting of outstanding options. If the acquiring corporation in a transfer of control does not assume, or substitute new options for, outstanding options, all shares subject to outstanding options will become fully vested and exercisable prior to the transfer of control. The Option Plan also provides for the grant of restricted stock. The grant agreement provides that if a participant's employment terminates due to death or disability, such participant will be entitled to a pro rata share of vesting based on the number of months of service from the grant date.

         Change of Control Agreements. Effective May 29, 1998, the Compensation Committee of the Board of Directors approved Change of Control Agreements pursuant to which certain of the Company's executives may receive severance benefits in the event of a termination of employment under certain circumstances involving a Change of Control of Maxtor. For this purpose, a "Change of Control" is defined generally as acquisition by any person of a beneficial ownership of 50% or more of Maxtor voting stock, certain mergers or other business combinations involving Maxtor, the sale of more than 50% of the Company's assets, liquidation of Maxtor or change in the majority of the incumbent members of the Board of Directors (except for changes in the Board of Directors composition approved by a majority of the directors), or the sale by HSA of more than 50% of its stock in Maxtor to a hard disk drive manufacturer, provided that the number of shares sold represents at least 10% of the outstanding stock in a single transaction at the time of such sale. Initial public offerings are excluded from the definition of Change of Control.

         Subject to the terms and conditions set forth in the Change of Control Agreements, severance benefits become payable in the event that, within 12 months following a Change of Control, the executive is terminated by Maxtor without cause, or resigns following a reduction in such employee's compensation, responsibility level, or relocation of more than 100 miles. In such event, the eligible employee is entitled to receive a lump sum cash payment equal to his or her annual salary plus target incentive for the severance period. The severance period is 24 months for the Chief Executive Officer and 12 months for other executives. In addition, the Change of Control Agreements provide for accelerated vesting of the executive's unvested stock options and/or restricted stock. For the Chief Executive Officer, all unvested stock options and restricted stock shall become 100% vested and other executives will have their option vesting accelerated by an additional two years, and their restricted stock shall be vested 50% or pro rata based upon the number of months from the restricted award date, whichever is greater. The executive also will be entitled to continued coverage under the Company's medical plan for the severance period. If any part of the benefits under the Change of Control Agreement is determined by Maxtor's accountants to be an excess parachute payment under Section 280G of the Internal Revenue Code, at the executive's option, the payment will be reduced to the minimum extent necessary to have no excess parachute payment.

COMPENSATION OF DIRECTORS

         In fiscal 2000, each non-employee director ("Outside Director") received compensation: (i) an annual retainer of $30,000; (ii) $1,000 per year for service as a committee chairperson; (iii) $2,000 for attendance at each quarterly meeting of the Board of Directors; (iv) $2,000 for attendance at each, if any, special meeting of the Board of Directors; (v) $1,000 for attendance at each meeting of a committee of the Board of Directors not held on the same day as a scheduled meeting of the Board of Directors; (vi) reimbursement of travel and expenses for such meetings; and (vii) upon initial election or appointment, a one-time initial grant of a non-qualified stock option to purchase 30,000 shares of the Company's Common Stock pursuant to the Company's Amended and Restated 1996 Stock Option Plan ("Option Plan"), and for so long as the Outside Director continuously remains a member of the Board of Directors, an additional grant of a non-qualified stock option pursuant to the Company's Option Plan to purchase 10,000 shares of the Company's Common Stock every three years on the anniversary date of the initial award.

Outside Directors who participate by teleconference at any meeting of the Board of Directors or committee will receive 50% of the above stated compensation for such meeting. An Outside Director may elect to defer payment of all or a portion of the annual retainer and meeting fees payable to him to postpone taxation on such amounts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of April 13, 2001: (i) by each person who is known by the Company to beneficially own more than 5% of the Company's Common Stock; (ii) each director and nominee-director of the Company;
(iii) by each of the individuals listed in the Summary Compensation Table below; and (iv) by all current executive officers and directors as a group.

                                                                            Number of Shares        Percent of Stock
Name and Identity of Beneficial owner(1):                                  Beneficially owned          Outstanding
---------------------------------------                                    ------------------          -----------
Hynix Semiconductor America Inc.(2).........................................    40,829,850                17.14%
  3101 North First Street
  San Jose, CA 95134
Wellington Management Co.(3)................................................    28,365,407                11.91%
  75 State Street
  Boston, MA 02109
Citigroup Inc.(3)...........................................................    22,469,245                 9.43%
  399 Park Avenue
  New York, NY 10043
Fidelity Management & Research Corp.(3).....................................    16,257,346                 6.83%
  82 Devonshire Street
  Boston, MA 02109
Mellon Financial Corporation(3).............................................    15,303,710                 6.43%
  One Mellon Center
  Pittsburgh, PA 15258

Executive Officers and Directors:
--------------------------------
Michael A. Brown(4).........................................................        98,149                   *
Michael R. Cannon(5)........................................................     2,114,590                   *
Charles F. Christ(6)........................................................        40,125                   *
Thomas L. Chun(7)...........................................................        28,125                   *
Michael Cordano (8).........................................................       162,312                   *
Charles Hill(9).............................................................        40,125                   *
Dr. Victor B. Jipson(10)....................................................       543,593                   *
Roger W. Johnson(11)........................................................        15,000                   *
Dr. C.S. Park(12)(13).......................................................        40,125                   *
K.H. Teh(14)................................................................       440,312                   *
Paul J. Tufano(15)..........................................................       537,093                   *
All executives officers and directors as a group (18 persons)(16)...........      5,484,469                2.29%
-----------------------

 *   Less than one percent (1%)

(1) Number of shares beneficially owned and the percentage of shares beneficially owned are based on 238,192,262 shares outstanding as of April 13, 2001. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. All shares of Maxtor common stock subject to currently exercisable options or options exercisable within 60 days after April 13, 2001 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the number of shares beneficially owned and the percentage of ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage of ownership of any other person. Except as indicated in the footnotes to the table and subject to applicable community property laws, based on information provided by the persons named in the table, such persons have sole voting and investment power with respect to all shares of Maxtor common stock shown as beneficially owned by them.

(2) HSA has certain rights to nominate directors, and has agreed to certain limitations on the acquisition of Maxtor Common Stock and proxy solicitations. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - STOCKHOLDER AGREEMENT." Includes 12,500,000 shares of Maxtor Common Stock owned by HSA that may be delivered to the DECS Trust IV on or about February 15, 2002. HSA may deliver fewer shares or may elect to settle its obligations to the DECS Trust IV in cash. Immediately following the completion of the Merger, HSA owns approximately 17.5% of the Company's outstanding shares.

(3) Based solely upon publicly available documents filed with the Securities and Exchange Commission ("SEC"), including filings related to Quantum Corporation HDD common stock on file with the SEC prior to the Merger.

(4) All 98,125 shares are shares of Maxtor common stock subject to options for Quantum Corporation HDD common stock assumed by Maxtor and converted according to the exchange ratio into options to purchase shares of Maxtor common stock in connection with the Merger.

(5) Includes 1,513,750 shares subject to options granted under the Option Plan that are exercisable within 60 days after April 13, 2001, 100,000 shares of Maxtor common stock granted to Mr. Cannon on June 26, 1998 pursuant to the restricted stock plan, and 500,000 shares of Maxtor common stock granted to him on June 23, 1999 pursuant to the restricted stock plan.

(6) All 40,125 shares are subject to options granted under the Option Plan that are exercisable within 60 days after April 13, 2001.

(7) All 28,125 shares are subject to options granted under the Option Plan that are exercisable within 60 days after April 13, 2001

(8) Includes 94,812 shares subject to options granted under the Option Plan that are exercisable within 60 days after April 13, 2001, 10,000 shares of Maxtor common stock granted to Mr. Cordano on June 26, 1998, pursuant to the restricted stock plan, and 50,000 shares of Maxtor common stock granted to him on June 23, 1999, pursuant to the restricted stock plan.

(9) All 40,125 shares are subject to options granted under the Option Plan that are exercisable within 60 days after April 13, 2001.

(10) Includes 346,093 shares subject to options granted under the Option Plan that are exercisable within 60 days after April 13, 2001, 35,000 shares of Maxtor common stock granted to Dr. Jipson on June 26, 1998 pursuant to the restricted stock plan, and 150,000 shares of Maxtor common stock granted to him on June 23, 1999 pursuant to the restricted stock plan.

(11) All 15,000 shares are subject to options granted under the Option Plan that are exercisable within 60 days after April 13, 2001.

(12) All 40,125 shares are subject to options granted under the Option Plan that are exercisable within 60 days after April 13, 2001.

(13) Excludes 40,829,850 shares of Maxtor common stock beneficially owned by HSA. Each such individual disclaims beneficial ownership of such shares.

(14) Includes 272,812 shares subject to options granted under the Option Plan that are exercisable within 60 days after April 13, 2001, 35,000 shares of Maxtor common stock granted to Mr. Teh on June 26, 1998, pursuant to the restricted stock plan, and 125,000 shares of Maxtor common stock granted to him on June 23, 1999, pursuant to the restricted stock plan.

(15) Includes 346,093 shares subject to options granted under the Option Plan that are exercisable within 60 days after April 13, 2001, 35,000 shares of common stock granted to Mr. Tufano on June 26, 1998 pursuant to the restricted stock plan, and 150,000 shares of Maxtor common stock granted to him on June 23, 1999 pursuant to the restricted stock plan.

(16) Includes 3,581,963 shares subject to options granted under the Option Plan that are exercisable within 60 days after April 13, 2001, 325,000 shares of common stock granted to executive officers on June 26, 1998 pursuant to the restricted stock plan and 1,425,000 shares of common stock granted to executive officers on June 23, 1999 pursuant to the restricted stock plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP BETWEEN MAXTOR AND HYNIX

         In 1994, Hynix Semiconductor Inc., formerly Hyundai Electronics Industries Co., Ltd. ("HSI"), and certain of its affiliates purchased 40% of the Company's outstanding common stock for $150.0 million in cash. In early 1996, Hynix Semiconductor America Inc., formerly Hyundai Electronic America ("HSA," together with HSI, the "HSI Affiliates") acquired all of the remaining shares of Maxtor's publicly held common stock in a tender offer and merger for $215.0 million in cash and also acquired all of the Company's common stock held by HSI and its affiliates. Immediately following the Company's February 1999 offering, HSA owned approximately 40% of the Company's outstanding common stock, and immediately following the merger between Maxtor and Quantum Corporation's hard disk drive business (the "Merger"), HSA owns approximately 17.1% of the Company's outstanding Common Stock.

         HSI, HSA and the Company have entered into certain agreements described below governing certain relationships between the parties. The documents summarized below are filed with the Securities and Exchange Commission as exhibits to the Company's registration statement in connection with its July 1998 public offering, and the full text of such documents should be read for a complete description of their terms.

IBM LICENSE AND LICENSE FEES

         HSI has licenses to certain IBM patents under a license agreement with IBM and HSI sublicensed Maxtor under this agreement prior to Maxtor's July 1998 public offering. IBM agreed to provide a royalty-free license to an entity that ceased to be a majority-owned subsidiary of HSI, as long as a request was timely made and certain other conditions were met. After Maxtor's July 1998 public offering, the Company ceased to be a majority-owned subsidiary of HSA, which is a majority-owned subsidiary of HSI. Accordingly, HSA and Maxtor requested a license agreement for Maxtor from IBM, and Maxtor and IBM have entered into a license agreement licensing certain patents, effective from the date Maxtor ceased to be a majority-owned subsidiary of HSA. HSI is required under the IBM license agreement to pay IBM a license fee, payable in annual installments through 2007. Although the license agreement between IBM and Maxtor is royalty-free, under the sublicense agreement between HSI and Maxtor, as amended at the time of the Company's 1998 public offering, Maxtor agreed to pay IBM a portion of the license fee otherwise due from HSI under the license agreement between HSI and IBM, when such amounts are due from HSI to IBM. In 2000, the Company incurred expense of $1.9 in connection with this obligation.

STOCKHOLDER AGREEMENT

         HSA, HSI and Maxtor are parties to a stockholder agreement (the "Stockholder Agreement"). The Stockholder Agreement does not bind any Hynix (or Hyundai) entity other than HSA, HSI, their successors and entities controlled by either of them ("HSI Affiliates"), Maxtor and/or entities controlled by Maxtor. HSA currently owns approximately 17.1% of the Company's Common Stock. The number of shares of Common Stock owned by HSA includes shares subject to the DECS. See note 2 to STOCK OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.

         Under the Stockholder Agreement, which is an exhibit to the Company's registration statement for its 1998 Offering, HSA and its transferees have certain registration rights, rights to maintain ownership in the Company's voting stock, and subject to certain standstill provisions regarding the purchase of voting stock and proxy solicitations. In addition, HSA has certain rights regarding the Maxtor Board of Directors. When the HSI Affiliates beneficially own less than 20% but at least 10% of Maxtor's outstanding voting stock, as is currently the case, HSA has the right to designate for nomination one director to Maxtor's Board of Directors. Such designee must be reasonably satisfactory to the Nominating Committee of the Board of Directors. The remaining directors are to be nominated by the Nominating Committee, subject to the approval of a majority of Maxtor's directors who are not employed by or serving as paid consultants for HSA, Maxtor or either of their affiliates. The Nominating Committee has complied with these requirement with respect to the election of the directors hereunder. HSA has the right to designate for nomination one director in each of the three classes at any time when the HSI Affiliates beneficially own less than a majority but at least 30% of Maxtor's outstanding voting stock, and one director in each of two classes at any time when the HSI Affiliates beneficially own less than 30% but at least 20% of Maxtor's outstanding voting stock. Again, each designee must be reasonably satisfactory to the Nominating Committee. If a vacancy occurs with respect to a director which HSA had the right to designate initially, and HSA has the right at such time to designate a director for nomination in such director's class, HSA is entitled to designate a director to fill the vacancy. If the Company nominates or elects the persons designated by HSA, the HSI Affiliates are required to vote their shares of voting stock in favor of all directors nominated in accordance with the stockholder agreement. HSA's right to designate directors for nomination terminates when the HSI Affiliates beneficially own less than 10% of the outstanding voting stock.

         On October 3, 2000, HSA and Maxtor amended the Stockholder Agreement regarding certain standstill provisions on purchase of voting stock and certain provisions on registration rights in order to induce Maxtor and Quantum to enter into the merger agreement with respect to the Merger. All other provisions of the Stockholder Agreement remain in effect.

TRANSACTIONS WITH HSA

         In December 1995, HSA loaned the Company $100 million, which was due on April 10, 1996 and accrued interest at London Inter Bank Offered Rate ("LIBOR") plus 0.65%, with interest payable at maturity. This $100 million loan was replaced in April 1996 with a one year $100 million revolving line of credit bearing interest at HSA's cost of funds plus 0.10%, with interest payable quarterly. In July 1996, the Company borrowed an additional $35 million from HSA due in August 1996, bearing interest at LIBOR plus 0.70% with interest payable at maturity; this loan was repaid at maturity. In April 1997, HSA renewed the revolving line of credit and increased the borrowing limit to $150 million. HSA increased the borrowing limit on this line of credit to $185 million in June 1997, and to $270 million in August 1997. In December 1997, $200 million of this outstanding indebtedness was cancelled in exchange for 29,850,746 shares of Maxtor's preferred stock, the borrowing limit was reduced to $150 million, and the Company repaid an additional $5 million in principal. In January 1998, the Company repaid an additional $10 million in principal. In April 1998, this revolving line of credit was renewed with a borrowing limit of $100 million. On July 31, 1998, the Company replaced this revolving line with a three-year subordinated term note in the same principal amount which bore interest, payable semi-annually, at LIBOR plus 2.0%. As of December 26, 1998, this note had an outstanding balance of $55.0 million. The Company repaid this note in full in the first quarter of 1999. As of December 31, 2000, the Company has no outstanding indebtedness to HSA.

         HSA is an unconditional guarantor of Maxtor's facilities lease in Milpitas, California. The aggregate rent under the lease is currently $3.24 million per annum.

TRANSACTIONS WITH MMC TECHNOLOGY

         HSA formed a division in May 1996 to supply the Company with hard disk media. This division of HSA was incorporated as MMC Technology ("MMC") in December 1997 and is currently a wholly-owned subsidiary of HSA. Michael Cannon, Maxtor's President and Chief Executive Officer, is a director of MMC. In August 1998, the Company entered into an agreement with MMC Technology with respect to pricing of future purchases that provided for pricing discounts in return for a purchase volume commitment based on a percentage of Maxtor's total media purchases through September 30, 2001. The pricing discounts range from 2% to 4% off of competitive prices. In July 1999, the Company and MMC amended the agreement to modify certain terms of the agreement. In December 2000, the Company and MMC amended the agreement to modify certain volume and pricing terms effective from the first to the end of the second quarters of fiscal 2001. In 2000, the Company's purchases from MMC under the agreement amounted to $161.9 million.

         On May 18, 1998, the Company entered into an agreement with MMC Technology relating to options to purchase shares of Maxtor's Common Stock granted by the Company to MMC Technology employees. Under the agreement, MMC Technology agreed to reimburse the Company for financial statement expenses relating to such options.

INDEBTEDNESS OF MANAGEMENT

         For a description of indebtedness of management, see "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN CONTROL ARRANGEMENTS - INDEBTEDNESS OF MANAGEMENT," under "Item 11. Executive Compensation."

OTHER RELATED PARTY TRANSACTIONS

         The Company has entered into employment agreements and change of control agreements with certain of the Company's officers and has also made loans to certain officers. Additionally, the Company has entered into indemnification agreements with each of its directors and executive officers. Such indemnification agreements require the Company to indemnify such individuals to the fullest extent permitted by law.

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April 2001.

                                          MAXTOR CORPORATION

                                          By: /s/ Glenn H. Stevens
                                              ---------------------------------
                                              Glenn H. Stevens, Senior Vice
                                              President, General Counsel and
                                              Secretary