Form 10-Q
period 2001-03-31
MAXTOR CORP
filed 2001-05-15
CIK 711039

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

                      FOR THE PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ________________ .

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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of the registrant's common stock, $.01 par value per share, held by nonaffiliates of the registrant was $872,921,237 on May 9, 2001 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes.

     As of May 9, 2001, 238,386,671 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MAXTOR CORPORATION

                                   FORM 10-Q

                                 MARCH 31, 2001

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
         Condensed Consolidated Balance Sheets -- March 31, 2001, and
           December 30, 2000.........................................    1
         Condensed Consolidated Statements of Operations -- Three
           months ended March 31, 2001, and April 1, 2000............    2
         Condensed Consolidated Statements of Cash Flows -- Three
           months ended March 31, 2001, and April 1, 2000............    3
         Notes to Condensed Consolidated Financial Statements........    4
         Management's Discussion and Analysis of Financial Condition
Item 2.    and Results of Operations.................................    8
         Quantitative and Qualitative Disclosures about Market
Item 3.    Risk......................................................   21

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   22
Item 6.  Exhibits and Reports on Form 8-K............................   22
Signature Page.......................................................   24

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MAXTOR CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 30,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  180,178      $  193,228
  Marketable securities.....................................     168,431         182,949
  Accounts receivable, net of allowance of doubtful accounts
     $16,048 at March 31, 2001 and $15,148 at December 30,
     2000...................................................     202,537         284,253
  Inventories, net..........................................     110,102         106,405
  Prepaid expenses and other................................      39,744          34,577
                                                              ----------      ----------
          Total current assets..............................     700,992         801,412
Property, plant and equipment, net..........................     188,508         165,926
Goodwill and other intangible assets, net...................      41,797          44,237
Other assets................................................      14,041          13,344
                                                              ----------      ----------
          Total assets......................................  $  945,338      $1,024,919
                                                              ==========      ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings, including current portion of
     long-term debt.........................................  $   13,385      $   15,432
  Accounts payable..........................................     390,589         421,338
  Accrued and other liabilities.............................     145,632         192,152
                                                              ----------      ----------
          Total current liabilities.........................     549,606         628,922
Long-term debt, net of current portion......................      85,522          92,259
                                                              ----------      ----------
          Total liabilities.................................     635,128         721,181
Common stock, $0.01 par value, 250,000,000 shares
  authorized; 117,052,194 shares issued and outstanding at
  March 31, 2001 and 116,205,270 shares issued and
  outstanding at December 30, 2000..........................       1,170           1,162
Additional paid-in capital..................................   1,065,096       1,059,899
Accumulated deficit.........................................    (758,787)       (760,126)
Cumulative other comprehensive income.......................       2,731           2,803
                                                              ----------      ----------
          Total stockholders' equity........................     310,210         303,738
                                                              ----------      ----------
          Total liabilities and stockholders' equity........  $  945,338      $1,024,919
                                                              ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                               MAXTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              ----------------------------
                                                               MARCH 31,        APRIL 1,
                                                                  2001            2000
                                                              ------------    ------------
Net revenues................................................  $    630,821    $    691,286
Cost of revenues............................................       541,805         582,456
                                                              ------------    ------------
     Gross profit...........................................        89,016         108,830
Operating expenses:
  Research and development..................................        59,020          55,362
  Selling, general and administrative.......................        27,466          25,318
  Amortization of goodwill and other intangible assets......         2,487           2,520
                                                              ------------    ------------
          Total operating expenses..........................        88,973          83,200
                                                              ------------    ------------
Income from operations......................................            43          25,630
Interest expense............................................        (2,938)         (3,863)
Interest and other income...................................         5,756           7,287
Other loss..................................................        (1,286)             --
                                                              ------------    ------------
Income before provision for income taxes....................         1,575          29,054
Provision for income taxes..................................           236           1,453
                                                              ------------    ------------
Net income..................................................         1,339          27,601
Unrealized gain (loss) on investments, net of tax...........           (72)          4,851
                                                              ------------    ------------
Comprehensive income........................................  $      1,267    $     32,452
                                                              ============    ============
Net income per share -- basic...............................  $       0.01    $       0.24
Net income per share -- diluted.............................  $       0.01    $       0.23
Shares used in per share calculation
  -- basic..................................................   114,865,211     114,029,979
  -- diluted................................................   118,901,084     118,037,206

     See accompanying notes to condensed consolidated financial statements.

                               MAXTOR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                              ------------------------------
                                                              MARCH 31, 2001   APRIL 1, 2000
                                                              --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................     $  1,339        $ 27,601
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................       22,137          20,017
  Amortization of goodwill and other intangible assets......        2,486           2,512
  Stock compensation expense................................          936           1,767
  Loss on sale of property, plant and equipment and other
     assets.................................................           89              47
  Gain on retirement of bond................................         (857)             --
  Change in assets and liabilities:
     Accounts receivable....................................       81,716         (20,935)
     Inventories............................................       (3,697)         (3,502)
     Other assets...........................................       (7,329)         (5,149)
     Accounts payable.......................................      (36,279)          6,823
     Accrued and other liabilities..........................      (46,566)          5,648
                                                                 --------        --------
          Net cash provided by operating activities.........       13,975          34,829
                                                                 --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment.........           57              25
Purchase of property, plant and equipment...................      (39,335)        (14,049)
Proceeds (purchase of) from marketable securities...........       15,911          (3,399)
                                                                 --------        --------
          Net cash used in investing activities.............      (23,367)        (17,423)
                                                                 --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of debt. including short-term
  borrowings................................................       (7,927)         (2,731)
Proceeds from issuance of common stock from employee stock
  purchase plan and stock options exercised.................        4,269           6,444
                                                                 --------        --------
          Net cash used in (provided by) financing
            activities......................................       (3,658)          3,713
                                                                 --------        --------
Net change in cash and cash equivalents.....................      (13,050)         21,119
Cash and cash equivalents at beginning of period............      193,228         240,357
                                                                 --------        --------
Cash and cash equivalents at end of period..................     $180,178        $261,476
                                                                 ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest...............................................     $  4,627        $  6,008
     Income taxes...........................................     $    285        $     67
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Purchase of property, plant and equipment financed by
     accounts payable.......................................     $  5,530        $    447
  Retirement of debt in exchange for bond redemption........     $  5,000        $  5,000

     See accompanying notes to condensed consolidated financial statements.

                               MAXTOR CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation ("Maxtor" or the "Company") and its' wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2000 incorporated in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

 2. INVENTORIES

                                                        MARCH 31, 2001    DECEMBER 30, 2000
                                                        --------------    -----------------
Inventories, net (in thousands):
  Raw materials.......................................     $ 27,078           $ 34,164
  Work-in-process.....................................        7,731              8,352
  Finished goods......................................       75,293             63,889
                                                           --------           --------
                                                           $110,102           $106,405
                                                           ========           ========

 3. NET INCOME PER SHARE

     In accordance with the disclosure requirements of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations is provided as follows (in thousands, except share and per share amounts):

                                                                THREE MONTHS ENDED
                                                          -------------------------------
                                                          MARCH 31, 2001    APRIL 1, 2000
                                                          --------------    -------------
NUMERATOR -- BASIC AND DILUTED
Net income..............................................   $      1,339     $     27,601
                                                           ============     ============
Net income available to common stockholders.............   $      1,339     $     27,601
                                                           ============     ============
DENOMINATOR
Basic weighted average common shares outstanding........    114,865,211      114,029,979
Effect of dilutive securities:
  Common stock options..................................      2,268,373        4,007,227
  Contingently issuable shares..........................      1,767,500               --
                                                           ------------     ------------
Diluted weighted average common shares..................    118,901,084      118,037,206
                                                           ============     ============
Net income per share -- basic...........................   $       0.01     $       0.24
                                                           ============     ============
                        -- diluted......................   $       0.01     $       0.23
                                                           ============     ============

 4. SEGMENT AND MAJOR CUSTOMERS INFORMATION

     Based on the criteria set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined that it has two reportable segments; hard disk drive

                               MAXTOR CORPORATION

                                  (UNAUDITED)

operations and the network systems group. The Company has a worldwide sales, service and distribution network. Products are marketed and sold through a direct sales force to OEMs, distributors and retailers in the United States, Europe and Asia Pacific.

     The following table presents net revenue and net income (loss) for groups of similar products:

                                                                  THREE MONTHS ENDED
                                                            -------------------------------
                                                            MARCH 31, 2001    APRIL 1, 2000
                                                            --------------    -------------
                                                                    (IN THOUSANDS)
Net revenues:
  Hard Disk Drive Operations..............................     $626,563         $689,157
  Network Systems Group...................................        4,258            2,129
                                                               --------         --------
          Total...........................................     $630,821         $691,286
                                                               ========         ========
Net income (loss):
  Hard Disk Drive Operations..............................     $ 13,574         $ 36,142
  Network Systems Group...................................      (12,235)          (8,541)
                                                               --------         --------
          Total...........................................     $  1,339         $ 27,601
                                                               ========         ========

     Assets of the segment groups are not meaningful for management of the business or for disclosure.

     Operations outside the United States primarily consist of the manufacturing plant in Singapore that produces subassemblies and final assemblies for the Company's disk drive products. Revenue by destination and long-lived asset information by geographic area for the three months ended March 31, 2001 and April 1, 2000 is presented in the following table:

                                            THREE MONTHS ENDED        THREE MONTHS ENDED
                                              MARCH 31, 2001            APRIL 1, 2000
                                          ----------------------    ----------------------
                                                      LONG-LIVED                LONG-LIVED
                                          REVENUE       ASSETS      REVENUE       ASSETS
                                          --------    ----------    --------    ----------
                                                           (IN THOUSANDS)
United States...........................  $288,511     $ 58,692     $308,332     $ 52,317
Asia Pacific............................   170,981      128,819      190,277       72,710
Europe..................................   144,962          997      161,310        1,022
Latin America and other.................    26,367            0       31,367            0
                                          --------     --------     --------     --------
          Total.........................  $630,821     $188,508     $691,286     $126,049
                                          ========     ========     ========     ========

     Revenues are substantially originated from the United States. No individual foreign country's revenue is material to the Company as a whole. Long-lived assets located outside the United States consist primarily of the Company's manufacturing operations located in Singapore.

     Sales to OEMs represented 70% of total revenue for both the three months ended March 31, 2001 and April 1, 2000.

 5. CONCENTRATION OF CREDIT RISK

     As of March 31, 2001, included in the cash and cash equivalents is an amount of $167.4 million that relates to marketable securities held by Maxtor subsidiary in Singapore. This balance amounted to $155.6 million as of December 30, 2000.

                               MAXTOR CORPORATION

                                  (UNAUDITED)

 6. RELATED PARTY TRANSACTION

     The Company had cost of revenue that included certain component parts purchased from MMC Technology, Inc., a wholly owned subsidiary of HEA, amounting to $38 million for the quarter ended March 31, 2001 and $41 million during the comparable quarter of fiscal 2000. The cost of revenue also includes certain component parts purchased from Hynix Semiconductor America ("HSA") which to date have not been significant.

 7. CONTINGENCIES

     The Company was previously involved in a dispute with StorMedia Incorporated, which arose out of an agreement among Maxtor, StorMedia and Hynix Semiconductor Inc., formerly Hyundai Electronics Industries Co. Ltd. ("HSI"). On February 8, 2001, the Bankruptcy Court for the Northern District of California, San Jose Division, entered an order implementing and approving as fair and reasonable the terms of a settlement agreement pursuant to which HSI., and Maxtor paid to StorMedia an aggregate of $9.7 million in settlement of the parties' dispute. This settlement amount is accrued in Maxtor's fiscal year 2000 financial statements. The settlement is now final and all cases relating to this matter have been dismissed.

     The Company also has been in litigation with Magnetic Media Development, LLC, or MMD, in the United States District Court for the Central District of California, over assertions that Maxtor infringed certain patents owned by MMD. The patents relate to magnetic media that Maxtor purchases from third party media vendors for use in its hard disk drives. The Company made a settlement payment on March 26, 2001 to MMD and obtained a release from MMD of all claims asserted or that could have been asserted against Maxtor. Additionally, the Company has obtained a paid-up license for any future activities that may come within the scope of the MMD patents. The pending lawsuit was dismissed on March 28, 2001 with prejudice.

     On March 18, 1999, Maxtor was sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Quantum had also been sued by Papst prior to the merger. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with several other pending litigations involving the Papst patents. Papsts' infringement allegations are based on spindle motors that Maxtor and Quantum had purchased from third party motor vendors, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of the spindle motors used in its hard disk drives from vendors that were licensed under Papst's patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under Papst's patents. As part of the Quantum/Maxtor merger, Maxtor will assume Quantum's potential liabilities to Papst. A motion to substitute Maxtor for Quantum in this litigation will be presented to the court.

     While the Company believes it has valid defenses to Papst's claims, the results of any litigation are inherently uncertain and other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents could be asserted by Papst. Additionally, we cannot assure you that we will be able to successfully defend ourselves against this or any other Papst lawsuit. The Papst complaint asserts claims to an unspecified dollar amount of damages. A favorable outcome for Papst in this lawsuit could result in the issuance of an injunction against us and our products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, we also could be required to pay treble damages and Papst's attorney's fees. Accordingly, a litigation outcome favorable to Papst could harm our business, financial condition, and operating results.

 8. RECLASSIFICATIONS

     Certain reclassifications have been made to prior quarter balances to conform to current quarter classifications.

                               MAXTOR CORPORATION

                                  (UNAUDITED)

 9. QUANTUM HDD ACQUISITION

     On April 2, 2001, Maxtor completed the business combination transaction with the hard disk drive business ("HDD") of Quantum Corporation ("Quantum"). The merger was effected in accordance with the Amended and Restated Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), dated as of October 3, 2000, by and among Quantum, Insula Corporation, a Delaware corporation and a wholly owned subsidiary of Quantum ("Insula"), Maxtor, and Hawaii Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Maxtor. Pursuant to the Merger Agreement, Quantum split off HDD into Insula and redeemed the Quantum HDD common stock in exchange for Insula stock. Immediately thereafter, Insula was merged with and into Maxtor, with Maxtor continuing after the merger as the surviving corporation. The merger was approved by the stockholders of both companies on March 30, 2001. The merger is intended to qualify as a tax-free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended and will be accounted for as a purchase. A full description of the transaction is contained in the joint proxy statement/prospectus of Maxtor and Quantum dated March 1, 2001.

     As of the effective time of the merger, each share of Quantum HDD common stock was converted into 1.52 shares of Maxtor common stock, and each outstanding Quantum HDD option assumed by Maxtor was converted into an option to purchase Maxtor common stock, with appropriate adjustment to the exercise price and share numbers in accordance with the exchange ratio.

     As a result of the Merger, Maxtor issued 121,060,500 shares of Maxtor common stock and assumed options to purchase 13,142,573 shares of Maxtor common stock.

10. RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "FAS 133"), on January 1, 2001. There is no material impact to the financial statements that results from the adoption of FAS 133 as of March 31, 2001.

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of provisions in SFAS 125 without reconsideration. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes.

     This Statement is to be applied prospectively with certain exceptions. The Company has adopted the provisions of SFAS No. 140 without significant impact on the Company's financial statements.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.

     This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements including those discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: "Results of Operations"; "Liquidity and Capital Resources"; "Certain Factors Affecting Future Performance"; and elsewhere in this report. In this report, the words "anticipate," "believe," "expect," "intend," "future," "may," "will," "should," "plan," "estimate," "predict," "potential," "continue," and similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following risk factors and elsewhere in this report.

     Maxtor(R), DiamondMax(R), Formula 4(R), and Maxfax(R) are registered trademarks and NoQuibble(R) is a registered servicemark of Maxtor. The Maxtor logo, MaxAttach(TM) and ReflectIt(TM) are trademarks of Maxtor. All other brand names and trademarks appearing in this report are the property of their respective holders.

ACQUISITION OF QUANTUM HDD

     On April 2, 2001, Maxtor completed the business combination transaction with the hard disk drive business ("HDD") of Quantum Corporation ("Quantum"). The merger was effected in accordance with the Amended and Restated Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), dated as of October 3, 2000, by and among Quantum, Insula Corporation, a Delaware corporation and a wholly owned subsidiary of Quantum ("Insula"), Maxtor, and Hawaii Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Maxtor. Pursuant to the Merger Agreement, Quantum split off HDD into Insula and redeemed the Quantum HDD common stock in exchange for Insula stock. Immediately thereafter, Insula was merged with and into Maxtor, with Maxtor continuing after the merger as the surviving corporation. The merger was approved by the stockholders of both companies on March 30, 2001. The merger is intended to qualify as a tax-free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended and will be accounted for as a purchase. A full description of the transaction is contained in the joint proxy statement/prospectus of Maxtor and Quantum dated March 1, 2001.

     As of the effective time of the merger, each share of Quantum HDD common stock was converted into 1.52 shares of Maxtor common stock, and each outstanding Quantum HDD option assumed by Maxtor was converted into an option to purchase Maxtor common stock, with appropriate adjustment to the exercise price and share numbers in accordance with the exchange ratio.

     As a result of the Merger, Maxtor issued 121,060,500 shares of Maxtor common stock and assumed options to purchase 13,142,573 shares of Maxtor common stock.

REVENUE AND GROSS PROFIT

                                                        THREE MONTHS ENDED
                                                  -------------------------------
                                                  MARCH 31, 2001    APRIL 1, 2000    CHANGE
                                                  --------------    -------------    ------
                                                            (UNAUDITED)
                                                           (IN MILLIONS)
Total revenue...................................      $630.8           $691.3        $(60.5)
Gross profit....................................      $ 89.0           $108.8        $(19.8)
Net income......................................      $  1.3           $ 27.6        $(26.3)
As a percentage of revenue:
Total revenue...................................       100.0%           100.0%
Gross profit....................................        14.1%            15.7%
Net income......................................         0.2%             4.0%

  Revenues

     Total revenue for the first quarter of fiscal year 2001 decreased 8.7% compared to the same quarter in fiscal year 2000 primarily due to the decrease in average selling price. Total shipments for the first fiscal quarter 2001 were
6.7 million units, which was .2 million units or .3% higher compared to the first fiscal quarter a year ago. Revenue from the Original Equipment Manufacturer (OEM) channel for the quarter ended March 31, 2001 represented 69.5% of total revenue compared to 70.4% for the corresponding quarter in 2000. Revenue from the distribution and retail channels represented 30.5% of total revenue for the first quarter in 2001 compared to 29.6% for the same quarter in fiscal year 2000.

     Softening demand for PC systems affected the demand for hard drives and made inventory management especially critical. Despite the environment, Maxtor experienced unit volume growth in the first quarter of 2001.

  Gross Profit

     Gross profit as a percentage of revenue decreased to 14.1% in the first quarter of 2001 from 15.7% in the same quarter of 2000. The decrease in gross profit is due, overall, to the decrease in the average selling price compared to the average unit cost.

OPERATING EXPENSES

                                                         THREE MONTHS ENDED
                                                   -------------------------------
                                                   MARCH 31, 2001    APRIL 1, 2000    CHANGE
                                                   --------------    -------------    ------
                                                             (UNAUDITED)
                                                            (IN MILLIONS)
Research and development.........................      $59.0             $55.4         $3.6
Selling, general and administrative..............      $27.5             $25.3         $2.2
Amortization of goodwill and other intangible
  assets.........................................      $ 2.5             $ 2.5         $ --
As a percentage of revenue:
Research and development.........................        9.4%              8.0%
Selling, general and administrative..............        4.4%              4.0%
Amortization of goodwill and other intangible
  assets.........................................        0.4%              0.3%

  Research and Development (R&D)

     R&D expense as a percentage of revenue increased to 9.4% in the first quarter of 2001 compared to 8.0% for the same quarter in 2000. The absolute dollar level of R&D expenditures was $59.0 million in the first quarter of 2001 compared to $55.4 million in the first quarter of 2000. The increase in R&D percentage of revenue and in absolute dollars was due to our continued efforts to maintain leadership products that address the requirements of the desktop PC market, as well as continued investments in the Network Systems Group targeting higher functionality products.

  Selling, General and Administrative (SG&A)

     SG&A expense as a percentage of revenue increased to 4.4% in the first quarter of 2001 compared to 4.0% for the same quarter in 2000. The increase in absolute dollars for SG&A is primarily due to our costs associated with supporting Maxtor's higher sales volume and increased emphasis in the distribution and retail markets, as well as support for a broader Network Systems Group product portfolio.

  Stock Compensation

     In 1996, we adopted the 1996 Stock Option Plan (the "Plan"), pursuant to which substantially all of our domestic employees and certain international employees received options that were required to be accounted for as variable options. These options, which were granted between May 1996 and October 1997, required remeasurement of any intrinsic compensation element at each reporting date determined by the difference between the estimated current fair value of our stock and the exercise price of the options. In the first quarter of 1998, we amended and restated the Plan to remove the variable features and all grants subsequent to October 1997 have been subject to fixed terms. In the second quarter of 1998, we offered and re-issued new fixed-award options in exchange for options previously issued under variable terms, thereby eliminating the requirement to remeasure these options in subsequent periods. In connection therewith, we recorded compensation expense related to the difference between the estimated fair market value of our stock as of March 28, 1998 and the stated value of our options. Compensation cost was reflected in accordance with Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Accordingly, we recorded non-cash compensation expense of $0.1 million in the first three months of 2001 and $0.3 million in the first three months of 2000. The remaining unrecognized compensation element will be reflected in quarterly charges, decreasing sequentially through the second quarter of 2001 with an adjustment relating to forfeitures of employee stock options for which compensation charges had previously been recorded.

  Amortization of Goodwill and Other Intangible Assets

     Amortization of goodwill and other intangible assets represents the amortization of workforce, customer list and other current products and technology, arising from our acquisition of CDS in September 1999.

  Interest Expense and Interest Income

                                                         THREE MONTHS ENDED
                                                   -------------------------------
                                                   MARCH 31, 2001    APRIL 1, 2000    CHANGE
                                                   --------------    -------------    ------
                                                             (UNAUDITED)
                                                            (IN MILLIONS)
Interest expense.................................       $2.9             $3.9         $(1.0)
Interest and other income........................       $5.8             $7.3         $(1.5)
Other loss.......................................       $1.3             $ --         $ 1.3

As a percentage of revenue:
Interest expense.................................        0.5%             0.6%
Interest and other income........................        0.9%             1.1%
Other loss.......................................        0.2%             0.0%

  Interest Expense

     Interest expense as a percentage of revenue decreased from 0.6% in the first quarter of 2000 to 0.5% in the first quarter of fiscal year 2001. In absolute dollar terms, interest expense decreased by $1.0 million in the first quarter of 2001. Our total short-term and long-term outstanding borrowings were $113.0 million as of April 1, 2000 and $98.9 million as of March 31, 2001.

  Interest and Other Income

     Interest and other income in the first quarter of 2001 decreased in both absolute dollar amount and as a percentage of revenue when compared to the first quarter of 2000. Our total cash and cash equivalents and marketable securities were $378.4 million as of April 1, 2000 compared to $348.6 million as of March 31, 2001.

     Other loss relates to an impairment of an investment in marketable securities.

  Provision for Income Taxes

                                                        THREE MONTHS ENDED
                                                  -------------------------------
                                                  MARCH 31, 2001    APRIL 1, 2000    CHANGE
                                                  --------------    -------------    ------
                                                            (UNAUDITED)
                                                           (IN MILLIONS)
Income before provision for income taxes........       $1.6             $29.1        $(27.5)
Provision for income taxes......................       $0.2             $ 1.5        $ (1.3)

     The provision for income taxes consists primarily of federal alternative minimum tax and foreign taxes. Due to our net operating losses (NOL), NOL carryforwards and favorable tax status in Singapore, we have not incurred any significant foreign, U.S. federal, state or local income taxes for the current or prior fiscal periods.

                        LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, we had $348.6 million in cash, and cash equivalents and marketable securities as compared to $376.2 million at December 30, 2000.

     Operating activities provided net cash of $13.9 million for the three month period ended March 31, 2001. The cash provided from operating activities was generated from net income after adjustment for depreciation and amortization, and from a reduction of accounts receivable, which was partially offset by the decrease in accounts payable and accrued and other liabilities.

     Investing activities used cash of $23.4 million during the first three months of 2001, principally for the purchase of property, plant and equipment partially offset by the proceeds from marketable securities of $64.1 million. Financing activities used cash of $3.7 million, due to the repayment of debt, net of proceeds from the sale of common stock through employee purchase plans and exercised stock options.

     As of March 31, 2001, our outstanding debt comprised $77.7 million of publicly-traded subordinated debentures, due March 1, 2012 and a Singapore dollar denominated loan equivalent to $21.2 million from the Economic Board of Development of Singapore, which is guaranteed by a bank. Our outstanding subordinated debentures are entitled to annual sinking fund payments of $5.0 million, which commenced March 1, 1998. These debentures no longer are convertible into our common stock or any other security of Maxtor. The Singapore dollar denominated loan has seven consecutive semi-annual installment payments, which commenced on March 1, 2001. This resulted in a foreign exchange gain of $0.8 million for the first three months of 2001.

     We also have a $200.0 million asset securitization program with Fleet National Bank under which we sell our eligible trade accounts receivable on a non-recourse basis through a special purpose entity. At March 31, 2001, $90.0 million of accounts receivable was securitized under the program and excluded from our accounts receivable balance. This securitization program is scheduled to expire in July 2001 and the Company is currently negotiating a new facility of between $200 million to $350 million with prospective lenders. The Company expects to have a replacement facility in place prior to the expiration of the facility.

     We believe the existing capital resources, together with cash generated from operations and borrowing capacity will be sufficient to fund our operations through at least the next twelve months. We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and to invest in property, plant and equipment. During 2001, capital expenditures are expected to be between approximately $170.0 million and $195.0 million, primarily used for manufacturing upgrades, product development, and updating our information technology systems. We intend to seek financing arrangements to fund our future capacity expansion and working capital, as necessary. However, our ability to generate cash will depend on, among other things, demand in the desktop hard disk drive market and pricing conditions. If we need additional capital, there can be no assurance that such additional financing can be obtained, or, if obtained, that it will be available on satisfactory terms. See discussion below under the heading "Certain Factors Affecting Future Performance".

                  CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

WE HAVE A HISTORY OF LOSSES AND MAY NOT SUSTAIN PROFITABILITY.

     We have a history of significant losses. In the last five fiscal years, we have been profitable in only fiscal years 1998 and 2000. Although we achieved profitability in the most recent fiscal year, we cannot assure you that we will sustain profitability. During the quarter ended March 31, 2001 the Company had net income of $1.3 million as compared to $27.6 during the same quarter of fiscal 2000.

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

     The market price of our common stock and the number of shares traded each day have varied greatly. Such fluctuations may continue due to numerous factors including:

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

OUR STOCK PRICE MAY BE AFFECTED BY SALES OF OUR COMMON STOCK BY HYNIX SEMICONDUCTOR AMERICA.

     Our stock price may be affected by sales of our common stock by Hynix Semiconductor America ("HSA") or the perception that such sales may occur due to the financial condition of ("HSI") affiliates or otherwise. On May 7, 2001, HSA requested registration of approximately 28.3 million shares of Maxtor common stock pursuant to its rights under the stockholders agreement between Maxtor, HSA and HSI dated June 25, 1998, as amended on October 3, 2000, and advised that it intends to sell shares in a firm underwritten offering. There can be no assurance that a registration statement will be filed or that, if filed, shares will be sold.

     In February 1999, DECS Trust IV, a newly formed trust, sold 12,500,000 DECS to several institutional investors in a registered public offering. It is anticipated that these would be included in the registration requested by HSA. The DECS are securities that represent all of the beneficial interest in DECS Trust IV, which owns U.S. treasury securities and a prepaid forward contract to purchase Maxtor common stock from HSA. The trust will terminate on or shortly after February 15, 2002, or upon earlier liquidation of DECS Trust IV under certain circumstances. When the trust terminates, HSA will deliver, at its option, either cash or Maxtor common stock to the trust. If holders of DECS receive shares of Maxtor common stock at the termination of the trust, such holders may sell those shares distributed to them in the open market at or after the distribution occurs. We cannot predict whether HSA will deliver shares of Maxtor stock to the trust on its termination or when or whether holders of the DECS will resell any shares of Maxtor stock they receive. Further, any market that develops for the DECS could reduce the demand for our common stock or otherwise negatively impact the market price of our common stock.

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

THE LOSS OF ONE OR MORE OF OUR SIGNIFICANT CUSTOMERS OR A DECREASE IN THEIR ORDERS OF PRODUCTS WOULD CAUSE OUR REVENUES TO DECLINE.

     We sell most of our products to a limited number of customers. For the quarter ended March 31, 2001, one customer, Dell, accounted for approximately 18% of our revenue, and our top five customers accounted for approximately 40% of our revenue. It is expected that a relatively small number of customers will continue to account for a significant portion of our revenue after the merger, and the proportion of our revenue from these customers could continue to increase in the future. These customers have a wide variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product for a given customer, the customer generally will not be obligated to purchase any minimum volume of products from us and generally will be able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our revenue would decline, which would cause our business, financial condition and operating results to suffer.

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

     Any future equity financing will decrease the percentage equity ownership of our stockholders and may, depending on the price at which the equity is sold, result in significant economic dilution to them. Our board of directors will be authorized under our charter documents to issue preferred stock with rights, preferences or privileges senior to those of the common stock without stockholder approval. Our recent merger with Quantum HDD limits the Company's ability to conduct any equity financing until the second quarter of 2003.

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

WE ARE SUBJECT TO EXISTING INFRINGEMENT CLAIMS WHICH ARE COSTLY TO DEFEND AND MAY HARM OUR BUSINESS.

     We have been sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Quantum had also been sued by Papst prior to the merger. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with several other pending litigations involving the Papst patents. Papst's infringement allegations are based on spindle motors that Maxtor and Quantum had purchased from third party motor vendors, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of the spindle motors used in its hard disk drives from vendors that were licensed under Papst's patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under Papst's patents. As part of the Quantum/Maxtor merger, Maxtor will assume Quantum's potential liabilities to Papst. A motion to substitute Maxtor for Quantum in this litigation will be presented to the court.

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

WE ARE SUBJECT TO NUMEROUS RISKS RELATED TO THE MERGER WITH QUANTUM HDD.

     In addition to the general operational and financial risk factors stated above, we are subject to a number of risks specifically related to the recently completed merger with Quantum HDD. These risks include, but are not limited to, the following:

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

     - Our financial results will be adversely affected due to the costs of the merger, which are expected to be between $80 million and $150 million; amortization of goodwill and other intangibles and also due to the liabilities of Quantum HDD assumed by us in the merger, such as any liability incurred by Quantum HDD in connection with the Papst litigation in which it also is a named defendant.

      - We may be unable to enter into manufacturing and purchase agreements with MKE, which could result in our not having a source of supply for an adequate volume of some of our products.

      - We indemnified Quantum for the amount of any tax payable by Quantum as a result of the split-off to the extent the tax is not covered by insurance (unless imposition of the tax is the result of Quantum's actions, or acquisitions of Quantum stock, after the merger).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INVESTMENT

     We maintain an investment portfolio of various holdings, types, and maturities. These marketable securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Part of this portfolio includes investments in bank issues, corporate bonds and commercial papers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. We do not currently hedge these interest rate exposures.

     The following table presents the hypothetical changes in fair values in the financial instruments held at March 31, 2001 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The hypothetical changes assume immediate shifts in the yield curve as measured by the Federal Funds Rate of plus or minus 50 basis points ("bps"), 100 BPS, and 150 BPS.

                                                             FAIR VALUE AS OF
   INVESTMENT PORTFOLIO      +150 BPS   +100 BPS   +50 BPS    MARCH 31, 2001    -50 BPS   -100 BPS   -150 BPS
   --------------------      --------   --------   -------   ----------------   -------   --------   --------
Financial Instruments......  166,168    166,784    167,394        168,431       168,615   169,234    169,858
% Change...................    -1.34%     -0.98%     -0.62%                        0.11%     0.48%      0.85%

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

                                          VALUATION OF SECURITY                      VALUATION OF SECURITY
                                            GIVEN X% DECREASE     FAIR VALUE AS OF     GIVEN X% INCREASE
                                          IN THE SECURITY PRICE    MARCH 31, 2001    IN THE SECURITY PRICE
                                          ---------------------   ----------------   ---------------------
% Change................................     50%     25%     15%                       -15%    -25%    -50%
Corporate equity investment.............  1,872   1,560   1,435        1,248         1,061     936     624

FOREIGN CURRENCY FORWARD CONTRACT

     We enter into foreign exchange forward contracts to manage foreign currency exchange risk associated with its manufacturing operations in Singapore and sales taxes in Japan. The foreign exchange forward contracts we enter into generally have original maturities ranging from one to three months. We do not enter into foreign exchange forward for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company was previously involved in a dispute with StorMedia Incorporated, which arose out of an agreement among Maxtor, StorMedia and Hynix Semiconductor Inc., formerly Hyundai Electronics Industries Co. Ltd. ("HSI"). On February 8, 2001, the Bankruptcy Court for the Northern District of California, San Jose Division, entered an order implementing and approving as fair and reasonable the terms of a settlement agreement pursuant to which HSI., and Maxtor paid to StorMedia an aggregate of $9.7 million in settlement of the parties' dispute. This settlement amount is accrued in Maxtor's fiscal year 2000 financial statements. The settlement is now final and all cases relating to this matter have been dismissed.

     The Company also has been in litigation with Magnetic Media Development, LLC, or MMD, in the United States District Court for the Central District of California, over assertions that Maxtor infringed certain patents owned by MMD. The patents relate to magnetic media that Maxtor purchases from third party media vendors for use in its hard disk drives. The Company made a settlement payment on March 26, 2001 to MMD and obtained a release from MMD of all claims asserted or that could have been asserted against Maxtor. Additionally, the Company has obtained a paid-up license for any future activities that may come within the scope of the MMD patents. The pending lawsuit was dismissed with prejudice on March 28, 2001.

     On March 18, 1999, Maxtor was sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Quantum had also been sued by Papst prior to the merger. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with several other pending litigations involving the Papst patents. Papst's infringement allegations are based on spindle motors that Maxtor and Quantum had purchased from third party motor vendors, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of the spindle motors used in its hard disk drives from vendors that were licensed under Papst's patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under Papst's patents. As part of the Quantum/Maxtor merger, Maxtor will assume Quantum's potential liabilities to Papst. A motion to substitute Maxtor for Quantum in this litigation will be presented to the court.

     While the Company believes it has valid defenses to Papst's claims, the results of any litigation are inherently uncertain and other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents could be asserted by Papst. Additionally, we cannot assure you that we will be able to successfully defend ourselves against this or any other Papst lawsuit. The Papst complaint asserts claims to an unspecified dollar amount of damages. A favorable outcome for Papst in this lawsuit could result in the issuance of an injunction against us and our products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, we also could be required to pay treble damages and Papst's attorney's fees. Accordingly, a litigation outcome favorable to Papst could harm our business, financial condition, and operating results.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    10.80  Forms of Executive Retention Incentive Agreement and
           Promissory Note, each dated November 19, 1999, between
           Registrant and the following executives: Pantelis
           Alexopoulos, Michael D. Cordano, Phillip C. Duncan, Misha
           Rozenberg, Glenn H. Stevens, K.H. Teh and Michael J.
           Wingert.**

---------------
** Management contract, or compensatory plan or arrangement.

(b) Reports on Form 8-K.

     Maxtor filed a Current Report on Form 8-K on April 17, 2001 in which it reported in Item 2 that Maxtor had completed the business combination transaction with the hard disk drive business of Quantum Corporation ("Quantum HDD"), and setting forth in Item 7 the following exhibits: the General Assignment and Assumption Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Maxtor; the Separation and Redemption Agreement dated April 2, 2001 among Quantum Corporation, Insula Corporation and Maxtor; the Tax Sharing and Indemnity Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Maxtor; the Transitional Services Agreement dated April 2, 2001 among Quantum Corporation, Insula Corporation and Maxtor; the Intellectual Property Agreement dated April 2, 2001 among Quantum Corporation and Insula Corporation; the Indemnification Agreement dated April 2, 2001 among Quantum Corporation, Insula Corporation and Maxtor; the Real Estate Matters Agreement dated April 2, 2001 among Quantum Corporation, Insula Corporation and Maxtor; the Certificate of Merger as filed with the Secretary of State of Delaware on April 2, 2001; and a press release dated April 2, 2001 announcing that the stockholders of both companies have approved Maxtor's proposed business combination with Quantum HDD.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          MAXTOR CORPORATION

                                          By       /s/ PAUL J. TUFANO
                                            ------------------------------------
                                                       Paul J. Tufano
                                             Executive Vice President, Finance,
                                               Chief Financial Officer, Chief
                                                     Operating Officer,
                                              and Principal Accounting Officer

Date: May 15, 2001