Form 10-Q
period 2001-06-30
MAXTOR CORP
filed 2001-08-14
CIK 711039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to

Commission file Number: 0-14016

MAXTOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0123732 (I.R.S. Employer Identification No.)

500 McCarthy Blvd., Milpitas, CA (Address of principal executive offices)	95035 (Zip Code)

Registrant’s telephone number, including area code: (408) 432-1700

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:

5.75% Convertible Subordinated Debentures, due March 1, 2012

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒      No  ☐

      The aggregate market value of the registrant’s common stock, $.01 par value per share, held by nonaffiliates of the registrant was $904,199,442 on August 9, 2001 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes.

      As of August 9, 2001, 237,709,336 shares of the registrant’s Common Stock, $.01 par value, were issued and outstanding.

MAXTOR CORPORATION

FORM 10-Q

June 30, 2001

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets — June 30, 2001, and December 30, 2000	3

	Condensed Consolidated Statements of Operations — Three and six months ended June 30, 2001, and July 1, 2000	4

	Condensed Consolidated Statements of Cash Flows — Six months ended June 30, 2001, and July 1, 2000	5

	Notes to Condensed Consolidated Financial Statements	6 – 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 6.	Exhibits and Reports on Form 8-K	33

Signature Page		34

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

MAXTOR CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

ASSETS

	June 30,	December 30,
	2001	2000

	(unaudited)

Current assets:

Cash and cash equivalents	$372,739	$193,228

Restricted cash	93,909	—

Marketable securities	160,252	182,949

Accounts receivable, net of allowance of doubtful accounts $16,338 at June 30, 2001 and $15,148 at December 30, 2000	378,825	284,253

Inventories, net	268,137	106,405

Prepaid expenses and other	66,819	34,577

Total current assets	1,340,681	801,412

Property, plant and equipment, net	328,724	165,926

Goodwill and other intangible assets, net	1,025,030	44,237

Other assets	32,348	13,344

Total assets	$2,726,783	$1,024,919

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings, including current portion of long-term debt	$14,508	$15,432

Accounts payable	513,675	421,338

Accrued and other liabilities	415,934	192,152

Total current liabilities	944,117	628,922

Deferred taxes	196,218	—

Long-term debt, net of current portion	217,396	92,259

Other liabilities	142,000	—

Total liabilities	1,499,731	721,181

Common stock, $0.01 par value, 250,000,000 shares authorized; 238,863,662 shares issued and outstanding at June 30, 2001 and 116,205,270 shares issued and outstanding at December 30, 2000	2,389	1,162

Additional paid-in capital	2,301,018	1,059,899

Accumulated deficit	(1,078,555)	(760,126)

Cumulative other comprehensive income	2,200	2,803

Total stockholders’ equity	1,227,052	303,738

Total liabilities and stockholders’ equity	$2,726,783	$1,024,919

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net Revenues	$1,041,567	$667,074	$1,672,388	$1,358,360

Cost of revenues	963,630	567,757	1,505,435	1,150,213

Gross profit	77,937	99,317	166,953	208,147

Operating expenses:

Research and development	139,277	61,198	198,297	116,560

Selling, general and administrative	107,873	26,677	135,339	51,995

Amortization of goodwill and other intangible assets	61,919	2,520	64,406	5,040

Purchased in-process research and development	94,740	—	94,740	—

Total operating expenses	403,809	90,395	492,782	173,595

Income (loss) from operations	(325,872)	8,922	(325,829)	34,552

Interest expense	(5,533)	(3,107)	(8,471)	(6,970)

Interest and other income	12,885	8,068	18,641	15,355

Other loss	(176)	—	(1,462)	—

Income (loss) before provision for income taxes	(318,696)	13,883	(317,121)	42,937

Provision for income taxes	1,072	694	1,308	2,147

Net income (loss)	(319,768)	13,189	(318,429)	40,790

Unrealized gain (loss) on investments in equity securities, net of tax	(531)	18	(603)	4,869

Comprehensive income (loss)	$(320,299)	$13,207	$(319,032)	$45,659

Net income (loss) per share — basic	$(1.35)	$0.11	$(1.81)	$0.36

Net income (loss) per share — diluted	$(1.35)	$0.11	$(1.81)	$0.34
Shares used in per share calculation

— basic	236,680,543	114,981,276	175,772,877	114,505,628

— diluted	236,680,543	120,820,584	175,772,877	119,428,895

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands except share amounts)

	Preferred Stock		Common Stock		Additional		Cumulative Other	Total
					Paid-In	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 30, 2000	—	$—	116,205,270	$1,162	$1,059,899	$(760,126)	$2,803	$303,738

Issuance of stock under stock option plan and related benefits			846,924	8	4,261			4,269

Stock compensation					936			936

Change in unrealized gain on investments in equity securities							(72)	(72)

Net income						1,339		1,339

Balance, March 31, 2001	—	$—	117,052,194	$1,170	$1,065,096	$(758,787)	$2,731	$310,210

Issuance of stock under stock option plan and related benefits			780,996	8	3,742			3,750

Issuance of stock for acquisition of Quantum			121,030,472	1,211	1,239,386			1,240,597

Deferred compensation — Quantum HDD					(8,041)			(8,041)

Stock compensation					835			835

Change in unrealized gain on investments in equity securities							(531)	(531)

Net loss						(319,768)		(319,768)

Balance, June 30, 2001	—	$—	238,863,662	$2,389	$2,301,018	$(1,078,555)	$2,200	$1,227,052

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 30,	July 1,
	2001	2000

Cash Flows from Operating Activities:

Net income (loss)	$(318,429)	$40,790

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	56,244	39,441

Amortization of goodwill and other intangible assets	64,406	5,040

Amortization of deferred compensation related to Quantum DSS restricted shares	28,985	—

Purchased in-process research and development	94,740	—

Stock compensation expense	3,650	2,769

Loss on sale of property, plant and equipment and other assets	212	348

Gain on retirement of bond	(857)	—

Change in assets and liabilities:

Accounts receivable	152,707	(16,631)

Inventories	19,995	5,171

Other assets	75,108	(3,124)

Accounts payable	(139,061)	(16,324)

Accrued and other liabilities	(74,239)	21,724

Net cash provided by (used in) operating activities	(36,539)	79,204

Cash Flows from Investing Activities:

Proceeds from sale of property, plant and equipment	148	106

Purchase of property, plant and equipment	(89,630)	(43,633)

Cash acquired from acquisition, net of merger related expenses	375,838	—

Restricted cash acquired from acquisition	(93,909)	—

Proceeds from (purchase of) marketable securities, net	24,090	(58,715)

Net cash provided by (used in) investing activities	216,537	(102,242)

Cash Flows from Financing Activities:

Principal payments of debt. including short-term borrowings	(8,503)	(4,387)

Proceeds from issuance of common stock from public offering, employee stock purchase plan and stock options exercised	8,016	8,132

Net cash provided by (used in) financing activities	(487)	3,745

Net change in cash and cash equivalents	179,511	(19,293)

Cash and cash equivalents at beginning of period	193,228	240,357

Cash and cash equivalents at end of period	$372,739	$221,064

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest	$10,160	$8,035

Income taxes	$1,357	$430

Schedule of Non-Cash Investing and Financing Activities:

Purchase of property, plant and equipment financed by accounts payable	$10,160	$4,983

Retirement of debt in exchange for bond redemption	$5,000	$5,000

Value of shares issued of Quantum HDD acquisition	$1,241,600	$—

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(amounts in thousands except share and per share data)

  1. Condensed consolidated financial statements

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation (“Maxtor” or the “Company”) and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2000 incorporated in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

  2. Quantum HDD Acquisition

      On April 2, 2001, Maxtor completed the business combination transaction with the hard disk drive business of Quantum Corporation (“Quantum HDD”). The merger was approved by the stockholders of both companies on March 30, 2001. The merger was accounted for as a purchase. As of the effective time of the merger, each share of Quantum HDD common stock was converted into 1.52 shares of Maxtor common stock, and each outstanding Quantum HDD option assumed by Maxtor was converted into an option to purchase Maxtor common stock, with appropriate adjustment to the exercise price and share numbers in accordance with the exchange ratio.

      As a result of the merger, Maxtor issued 121.1 million shares of Maxtor common stock and assumed options to purchase 13.1 million shares of Maxtor common stock.

      The total purchase cost of the Quantum HDD merger is as follows (in millions):

Value of securities issued	$1,133.5

Assumption of Quantum HDD options	107.1

1,240.6

Transaction costs	28.8

Total purchase cost	$1,269.4

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(amounts in thousands except share and per share data)

		Amount

Preliminary Purchase Price Allocation:

Tangible net assets	$1,219.3

Tangible assets:

Cash and cash equivalents	$315.3

Restricted cash	93.9

Accounts receivable	247.3

Inventories	181.7

Prepaids expenses and other current assets	82.2

Property, plant and equipment	129.8

Other noncurrent assets	28.3	$1,078.5

Intangible assets acquired:
Core and other existing technology		286.1
Assembled workforce		43.0
Deferred compensation		52.3
Goodwill		716.0
In-process research and development		94.7

Liabilities assumed		(1,038.2)

Accounts payable	231.4

Accruals and other liabilities	195.4

Deferred taxes	196.2

Long-term debt	132.4

Other long-term liabilities	142.0	(897.4)

Merger-related restructuring costs		(103.8)

Total purchase price		$1,269.4

      The purchase price allocation is preliminary as the Company is currently evaluating various matters related to the acquisition including warranty provision, tax liabilities and other accruals.

      Under purchase accounting rules, the Company also recorded liabilities that include $26.5 million for estimated severance pay associated with termination of approximately 700 employees in the United States, $64.6 million for estimated facility exit costs for the closure of certain Quantum HDD offices and research and development facilities located in Milpitas, California, and $12.7 million for certain non-cancelable adverse inventory and other purchase commitments. Payments related to the non-cancellable adverse purchase commitments amounted to $8.1 million at June 30, 2001. The remainder is expected to be paid by the fourth quarter of fiscal year 2001.

      A portion of the purchase price has been allocated to developed technology and acquired in-process research and development. Developed technology and in-process research and development were identified and valued through analysis of data provided by Quantum HDD concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development. Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(amounts in thousands except share and per share data)

feasibility and had no future alternative uses, they were classified as in-process research and development and were charged to expense upon closing of the merger.

      At the time of the merger, Quantum HDD was developing new products that qualify as in-process research and development in multiple product areas. For the purposes of determining which projects qualified as in-process research and development, technological feasibility is defined as being equivalent to completion of design verification testing, when the design is finalized and ready for pilot manufacturing. The following is a general description of in-process research and development efforts: current engineering efforts are focused on developing new products, integrating new technologies, improving designs to enable manufacturing efficiencies, improving product performance and integrating multiple functions into single components and multiple components into modules. The principal products to which research and development efforts are as follows: Self-Servo Writer Technology, Desktop, High-end, Core Technology and other identified projects. There is a risk that these developments will not be competitive with other products using alternative technologies that offer comparable functionality. The analysis of research and development projects was conducted as of April 2, 2001.

      Self-Servo Writer Technology: Quantum HDD’s Self-Servo Writer technology was being developed to write servo tracks onto the disk media during the manufacturing process, replacing the need to purchase and use servo writer equipment. Quantum HDD expected the development cycle for the current research and development project with respect to the Self-Servo Writer technology to continue for another 6 months, with expected completion dates in the fourth quarter of the calendar year 2001. The development cycle was approximately 85% complete with estimated cost to complete to be incurred ratably over the remainder of the development cycles.

      High End: Quantum HDD’s High-End development efforts supported future generation high-end hard disk drives. Quantum HDD expected the development cycle for the current research and development project with respect to the High-end technology to continue for another 21 months, with expected completion dates in the first quarter of the calendar year 2003. The development cycle was approximately 40% complete with estimated cost to complete to be incurred ratably over the remainder of the development cycles.

      Core Technology: Quantum HDD’s Core technology development efforts supported future generation hard disk drives. Quantum HDD expected the development cycle for the current research and development project with respect to these products to continue for another 21 months with expected completion dates in the first quarter of the calendar year 2003. The development cycle was approximately 44% complete with estimated cost to complete to be incurred ratably over the remainder of the development cycle.

      Desktop: Quantum HDD’s core technology development efforts supported the development of 3.5 inch hard disk drives. Quantum HDD expected the development cycle for the current research and development project with respect to the Desktop technology to continue for another 5 months, with expected completion dates in the third quarter of the calendar year 2001. The development cycle was approximately 75% complete with estimated cost to complete to be incurred ratably over the remainder of the development cycles.

      The value assigned to in-process research and development was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Quantum HDD and its competitors. The rates utilized to discount the net cash flows to their present value are based on Quantum HDD weighted average cost of capital. Given the nature of

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(amounts in thousands except share and per share data)

the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, a discount rate of 23% for High-end and Desktop and other identified projects and a discount rate of 28% for Core Technology and Self Servo-Writer Technology were deemed appropriate. The estimates used in valuing in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. The assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Following are the estimated completion percentages with respect to the research and development efforts and technology lives:

	Percent	Expected
	Completed	Technology Life

Self-servo Writer	85%	3 years

High-end	40%	4 years

Core Technology	44%	6 years

Desktop	75%	4 years

Other identified projects	55-80%	4 years

      The preliminary values assigned to each acquired in-process research and development project were as follows (in millions):

Self-servo Writer	$47.7

High-end	18.2

Core Technology	16.0

Desktop	8.9

Other identified projects	3.9

$94.7

      The acquired existing technology, which comprises products that are already technologically feasible, includes products in most of Quantum HDD’s product lines. The Company is amortizing the acquired core and existing technology of $286.1 million on a straight-line basis over an estimated remaining useful lives of three to five years.

      The acquired assembled workforce was composed of approximately 1,650 skilled employees across Quantum HDD’s Executive, Research and Development, Manufacturing, Supervisor/ Manager, and Sales and Marketing groups. The Company is amortizing the value assigned to the assembled workforce of $43 million on a straight-line basis over an estimated remaining useful life of three years.

      Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is being amortized on a straight-line basis over its estimated remaining useful life of five years.

      The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisition of Quantum HDD had occurred at the beginning of each period and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of each period or of results which may occur in the future.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(amounts in thousands except share and per share data)

	For the Six Months
	Ended

	June 30,	July 1,
	2001	2000

	(in millions, except
	per share data)

Revenue	$2,323.0	$3,123.9

Net loss	$(305.7)	$(71.3)

Loss per share — basic and diluted	$(1.29)	$(0.30)

  3. Inventories

	June 30, 2001	December 30, 2000

	(unaudited)

Inventories, net (in thousands):

Raw materials	$27,033	$34,164

Work-in-process	5,459	8,352

Finished goods	235,645	63,889

	$268,137	$106,405

  4. Net Income (loss) Per Share

      In accordance with the disclosure requirements of Statements of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations is provided as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

	(unaudited)		(unaudited)

Numerator — Basic and diluted

Net income (loss)	$(319,768)	$13,189	$(318,429)	$40,790

Net income (loss) available to common stockholders	$(319,768)	$13,189	$(318,429)	$40,790

Denominator

Basic weighted average common shares outstanding	236,680,543	114,981,276	175,772,877	114,505,628

Effect of dilutive securities:

Common stock options	—	5,839,308	—	4,923,268

Diluted weighted average common shares	236,680,543	120,820,584	175,772,877	119,428,895

Net income (loss) per share

Basic	$(1.35)	$0.11	$(1.81)	$0.36

Diluted	$(1.35)	$0.11	$(1.81)	$0.34

      The number of basic weighted average common shares does not include 1,598,563 contingently issuable shares and 4,998,396 shares as their effect would be anti-dilutive.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(amounts in thousands except share and per share data)

  5. Short-Term Borrowings and Long-Term Debt Consist of The Following:

	June 30, 2001
	(unaudited)	December 30, 2000

5.75% Subordinated Debentures due March 1, 2012	$77,632	$79,871

4-year loan due to economic development of Board of Singapore; interest payable at 1% above prevailing Central Provident Fund lending rate, subject to minimum of 3.5% per year	20,898	27,818

7% Subordinated Convertible Notes due August 1, 2004	95,833	—

Mortgage	37,541	—

Other obligations, including capital leases	—	2

	231,904	107,691

Less amounts due within a year	(14,508)	(15,432)

	$217,396	$92,259

      Quantum Corporation issued 7% subordinated convertible notes due August 1, 2004 in the aggregate principal amount of $287.5 million. Interest on the notes is payable semi-annually each February 1 and August 1 and principal is payable upon maturity of the notes. The assignment agreement provides that, on each date upon which Quantum makes a payment in respect of the notes, Maxtor will pay to Quantum, or the trustee appointed under the indenture governing notes, the Quantum HDD pro rata portion of that payment. Also under the assignment agreement, at Quantum’s request, Maxtor will cooperate in seeking to effectuate a split or similar change to the indentures relating to such convertible notes, such that Maxtor will be the sole obligor with respect to Quantum HDD pro rata portion of such indentures, provided that such split or similar change will not result in any increase in interest rate or other change in terms adverse to Maxtor. As a result of the acquisition of Quantum HDD, the Company has the obligation to pay interest on debentures issued by Quantum Corporation and has included its pro rata portion of debentures in long-term debt of $95.8 million.

      In connection with the acquisition of Quantum HDD the Company acquired a real estate and related mortgage obligation.

      The term of the mortgage is ten years, with monthly payments based on a 20 year amortization period, a balloon payment at the end of the 10 year term which is September 2006. The mortgage is [???collateralized] by the specified real estate.

  6. Segment and Major Customers Information

      Based on the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has two reportable segments; hard disk drive operations and the network systems group. The Company has a worldwide sales, service and distribution network. Products are marketed and sold through a direct sales force to OEMs, distributors and retailers in the United States, Europe and Asia Pacific.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(amounts in thousands except share and per share data)

      The following table presents net revenue and net income (loss) for groups of operating segments:

	Three Months Ended		Six Months Ended

	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000

	(in thousands)

Net revenue:

Hard Disk Drive Operations	$1,032,310	$665,966	$1,658,873	$1,355,123

Network Systems Group	9,257	1,108	13,515	3,237

Total	$1,041,567	$667,074	$1,672,388	$1,358,360

Operating income (loss):

Hard Disk Drive Operations	$(309,230)	$24,303	$(295,656)	$60,445

Network Systems Group	(10,538)	(11,114)	(22,773)	(19,655)

Total	$(319,768)	$13,189	$(318,429)	$40,790

      Assets of the segment groups are not meaningful for management of the business or for disclosure.

      Maxtor operations outside the United States primarily consist of the manufacturing plant in Singapore that produces subassemblies and final assemblies for the Company’s disk drive products. Revenue by destination information by geographic area for the three and six months ended June 30, 2001 and July 1, 2000 is presented in the following table:

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

	(in thousands)

Revenue:

United States	$470,434	$291,893	$758,945	$600,225

Asia Pacific	285,914	208,559	456,895	398,836

Europe	256,842	143,782	401,804	305,092

Latin America and other	28,377	22,840	54,744	54,207

Total	$1,041,567	$667,074	$1,672,388	$1,358,360

      Long-lived asset information by geographic area as of June 30, 2001 and December 30, 2000 is presented in the following table:

	June 30,	December 30,
	2001	2000

	(in thousands)

Long-lived assets:

United States	$187,469	$53,199

Asia Pacific	139,743	111,859

Europe	1,512	868

Total	$328,724	$165,926

      Revenues are substantially originated from the United States. No individual foreign country’s revenue is material to the Company as a whole. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore.

      Sales to OEMs for the three and six months ended June 30, 2001 represented 60% and 63% of total revenue, respectively, compared to 72% and 71%, respectively, for the corresponding periods in fiscal year 2000.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(amounts in thousands except share and per share data)

  7. Concentration of Credit Risk

      As of June 30, 2001, included in the cash and cash equivalents is $178.7 million of marketable securities held by Maxtor subsidiary in Singapore. This balance amounted to $155.6 million as of December 30, 2000.

  8. Asset Securitization

      $200 million asset securitization program with Fleet National Bank, under which the Company sells its eligible trade accounts receivable on a non-recourse basis through a special purpose entity, was scheduled to expire on July 25, 2001, but has been extended through September 24, 2001. At June 30, 2001, $150 million of accounts receivable was securitized under the program and excluded from the accounts receivable balance. The Company is in the process of negotiating a new facility of between $200 and $350 million with prospective lenders. Failure to secure this new facility prior to the expiration of our current facility would require repayment of at least $150 million to our lenders.

		Amount

Preliminary Purchase Price Allocation:

Tangible net assets	$1,219.3

Tangible assets:

Cash and cash equivalents	$315.3

Restricted cash	93.9

Accounts receivable	247.3

Inventories	181.7

Prepaids expenses and other current assets	82.2

Property, plant and equipment	129.8

Other noncurrent assets	28.3	$1,078.5

Intangible assets acquired:
Core and other existing technology		286.1
Assembled workforce		43.0
Deferred compensation		52.3
Goodwill		716.0
In-process research and development		94.7

Liabilities assumed		(1,038.2)

Accounts payable	231.4

Accruals and other liabilities	195.4

Deferred taxes	196.2

Long-term debt	132.4

Other long-term liabilities	142.0	(897.4)

Merger-related restructuring costs		(103.8)

Total purchase price		$1,269.4

      The purchase price allocation is preliminary as the Company is currently evaluating various matters related to the acquisition including warranty provision, tax liabilities and other accruals.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(amounts in thousands except share and per share data)

  9. Related Party Transaction

      The Company purchases certain component parts from MMC Technology, Inc., a wholly owned subsidiary of Hynix Semiconductor America Inc., which also own more than 10% of Maxtor’s common stock. Cost of revenue includes $34 million and $72 million for the three and six months ended June 30, 2001, respectively, compared to $40 million and $81 million, respectively, for the corresponding periods in fiscal year 2000 for such purchase. The cost of revenue also includes certain component parts purchased from Hynix which to date have not been significant.

  10. Contingencies

      On March 18, 1999, Maxtor was sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Quantum Corporation (“Quantum”) had also been sued by Papst prior to the merger. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with several other pending litigations involving the Papst patents. Papsts’ infringement allegations are based on spindle motors that Maxtor and Quantum purchased from third party motor vendors, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of the spindle motors used in its hard disk drives from vendors that were licensed under Papst’s patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under Papst’s patents. As part of the Quantum/ Maxtor merger, Maxtor assumed Quantum’s potential liabilities to Papst.

      While the Company believes it has valid defenses to Papst’s claims, the results of any litigation are inherently uncertain and other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents could be asserted by Papst. Additionally, there can be no assurance the Company will be able to successfully defend itself against this or any other Papst lawsuit. The Papst complaint asserts claims to an unspecified dollar amount of damages. A favorable outcome for Papst in this lawsuit could result in the issuance of an injunction against the Company and its products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, the Company could also be required to pay treble damages and Papst’s attorney’s fees. Accordingly, a litigation outcome favorable to Papst could harm the Company’s business, financial condition, and operating results.

      On May 22, 2001, Maxtor was sued by Cambrian Consultants, a California corporation, for patent infringement. The complaint alleges infringement by both Maxtor and Quantum products. An answer and counter-claim have been filed. The matter is in the initial discovery stage. The Company does not believe that this matter will have a material adverse impact on the Company’s financial statements.

      While the Company believes it has valid defenses to Cambrian’s claims, the results of any litigation are inherently uncertain. Additionally, there can be no assurance the Company will be able to successfully defend itself against this lawsuit. The Cambrian complaint asserts claims to an unspecified dollar amount of damages. A favorable outcome for Cambrian in this lawsuit could result in the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, the Company could also be required to pay treble damages and Cambrian’s attorney’s fees. Accordingly, a litigation outcome favorable to Cambrian could harm the Company’s business, financial condition, and operating results.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(amounts in thousands except share and per share data)

  11. Pending Acquisition of MMC Technology

      The Company entered into a non-binding letter of intent for the purchase of MMC Technology, Inc., (“MMC”) a wholly-owned subsidiary of Hynix Semiconductor America or HSA, for a purchase price of $1 million in cash. MMC, based in San Jose, California, manufactures media for hard disk drives. At least 95% of MMC’s revenues come from the sale of media to Maxtor. The acquisition is subject to customary conditions and is expected to close no later than September 2, 2001.

12. Recent Accounting Pronouncements

      The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as “FAS 133”), on January 1, 2001. There is no material impact to the financial statements that results from the adoption of FAS 133 as of June 30, 2001.

      In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s income statement. EITF 00-25 is effective for the interim and year end periods beginning after December 15, 2001. The Company believes that the adoption of EITF 00-25 will not have a significant impact on its financial statements.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company will adopt SFAS 142 effective January 1, 2002 which will result in the Company no longer amortizing it existing goodwill. At June 30, 2001, goodwill approximated $715.0 million and goodwill amortization approximated $2.5 million and $38.3 million for the three and six-months ended June 30, 2001, respectively. In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions. The Company is required to complete transition impairment tests no later than December 31, 2002. Any impairment resulting from these transition tests will be recorded as of January 1, 2002 and will be recognized as of the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment tests. Furthermore, if the Company acquires MMC Technology Inc. as anticipated, the adoption of SFAS 142 will cause there to be no amortization of the goodwill resulting from that acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.

      This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements including those discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: “Results of Operations”; “Liquidity and Capital Resources”; “Certain Factors Affecting Future Performance”; and elsewhere in this report. In this report, the words “anticipate,” “believe,” “expect,” “intend,” “future”, “may,” “will,” “should,” “plan,” “estimate,” “predict,” “potential,” “continue,” and similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following risk factors and elsewhere in this report.

      MaxtorTM, DiamondMax®, and Maxfax® are registered trademarks and No Quibble Service® is a registered servicemark of Maxtor. The Maxtor logo, MaxAttachTM and ReflectIt™ are trademarks of Maxtor. All other brand names and trademarks appearing in this report are the property of their respective holders.

Quantum HDD Acquisition

      On April 2, 2001, we have completed our acquisition of Quantum HDD. The merger agreement provided for the exchange of 1.52 shares of our common stock and options to purchase shares of our common stock for each common share and outstanding option of Quantum HDD, respectively. The total purchase price of $1,269.4 million included consideration of 121.1 million shares of our common stock valued at an average of $9.40 per common share. The average market price is based on the average closing price for two trading days prior and two trading days subsequent to October 4, 2000, the announcement date which established the terms of the merger. The value of the options, as well as estimated direct transaction costs of $135.9 million, have been included as part of total purchase costs. The purchase price allocation is preliminary as the Company is currently evaluating various matters related to the acquisition, including warranty provision, tax liabilities and other accruals.

      For a summary of the purchase price allocation for the acquisition, see note 2 of the Notes to Condensed Consolidated Financial Statements.

Revenue and Gross Profit

	Three Months Ended			Six Months Ended

	June 30,	July 1,		June 30,	July 1,
	2001	2000	Change	2001	2000	Change

	(unaudited)			(unaudited)

	(In millions)

Total revenue	$1,041.6	$667.1	$374.5	$1,672.4	$1,358.4	$314.0

Gross profit	$77.9	$99.3	$(21.4)	$167.0	$208.1	$(41.1)

Net income (loss)	$(319.8)	$13.2	$(333.0)	$(318.4)	$40.8	$(359.2)

As a percentage of revenue:

Total revenue	100.0%	100.0%		100.0%	100.0%

Gross profit	7.5%	14.9%		10.0%	15.3%

Net income (loss)	30.7%	2.0%		19.0%	3.0%

  Revenue

      Total revenue for the second quarter of fiscal year 2001 increased 56.1% compared to the same quarter in fiscal year 2000 primarily reflecting the acquisition of Quantum HDD. The slowdown in demand for hard disk drives resulted in lower unit volume and more severe pricing pressure than expected. Total shipments for the second fiscal quarter 2001 were 12.1 million units, which was 5.6 million units or 86.0% higher compared to the second fiscal quarter a year ago. Revenue from the Original Equipment Manufacturer (OEM) channel for the quarter ended June 30, 2001 represented 59.7% of total revenue compared to 71.9% for the corresponding quarter in fiscal year 2000. Revenue from the distribution and retail channels represented 40.3% of total revenue for the quarter ended June 30, 2001 compared to 28.1% for the corresponding quarter in fiscal year 2000. Sales to Dell were 11.4% and 13.8% of total revenue in the three and six months ended June 30, 2001, respectively, compared to 13.0% and 12.9% of total revenue in the corresponding periods of fiscal year 2000.

  Gross Profit

      Gross profit as a percentage of revenue decreased to 7.5% in the second quarter of 2001 from 14.9% in the same quarter of 2000. The decrease in gross profit is due, overall, to the decrease in the average selling price compared to the average unit cost. Competitive pricing pressures contributed to the overall decrease in average selling price and gross margin.

Operating expenses

	Three Months Ended			Six Months Ended

	June 30,	July 1,		June 30,	July 1,
	2001	2000	Change	2001	2000	Change

	(unaudited)			(unaudited)

	(In millions)

Research and development	$139.3	$61.2	$78.1	$198.3	$116.6	$81.7

Selling, general and administrative	$107.9	$26.7	$81.2	$135.4	$52.0	$83.4

Amortization of goodwill and other intangible assets	$61.9	$2.5	$59.4	$64.4	$5.0	$59.4

Purchased in-process research and development	$94.7	$—	$94.7	$94.7	$—	$94.7

As a percentage of revenue:

Research and development	13.4%	9.2%		11.9%	8.6%

Selling, general and administrative	10.4%	4.0%		8.1%	3.8%

Amortization of goodwill and other intangible assets	5.9%	0.4%		3.9%	0.4%

  Research and Development (R&D)

      R&D expense as a percentage of revenue increased to 13.4% in the second quarter of 2001 compared to 9.2% for the same quarter in 2000. The absolute dollar level of R&D expenditures was $139.2 million in the second quarter of 2001 compared to $61.2 million in the first quarter of 2000. R&D expense for the six months ended June 30, 2001 as a percentage of revenue increased to 11.9% compared to 8.6% for the same period a year ago. The increase in R&D percentage of revenue and in absolute dollars was primarily due to the inclusion of Quantum HDD expenses during the three months ended June 30, 2001. Also contributing is our continued effort to maintain leadership products and address the requirements of the desktop PC market as well as continued investments in the Network Systems Group.

  Selling, General and Administrative (SG&A)

      SG&A expense as a percentage of revenue increased to 10.4% in the second quarter of 2001 compared to 4.0% for the same quarter in 2000. The increase in absolute dollars for SG&A is primarily due to the inclusion of Quantum HDD and other merger-related expenses during the three months ended June 30, 2001, our costs associated with supporting Maxtor’s higher sales volume and increased emphasis in the distribution and retail markets.

  Stock Compensation

      Included in Selling, General and Administrative expenses and Research and Development expenses are charges for amortization of stock compensation resulting from both Maxtor options and options issued by Quantum to employees who joined Maxtor in connection with the merger on April 2, 2001. Stock compensation charges were as follows:

	Three months ended		Six months ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

	(unaudited)		(unaudited)
(In millions)

Cost of Sales	$186.9	$37.8	$244.6	$75.6

Selling, General and Administrative	1,039.5	896.80	1,772.7	1,727.2

Research and Development	1,486.6	145.1	1,632.7	966.8

Total Stock Compensation Expense	$2,713.0	$1,079.7	$3,650.0	$2,769.6

      In addition, Quantum Corporation issued restricted DSS shares to Quantum employees who joined Maxtor in connection with the merger in exchange for the fair value of DSS options held by such employees. A portion of the acquisition purchase price has been allocated to this deferred compensation, recorded as prepaid expense, and is amortized to expenses over the vesting period as the vesting of the shares are subject to continued employment with Maxtor. Amortization as of June 30, 2001 was as follows:

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	July 1,	July 1,
	2001	2001	2000	2000

Cost of Sales	2,331.1	2,331.1	—	—

Selling, General and Administrative	7,039.6	7,039.6	—	—

Research and Development	19,614.3	19,614.3	—	—

	28,985.0	28,985.0	—	—

  Purchased In-process Research and Development (IPR&D)

      The Company expensed purchased in-process research and development costs of $94.7 million as a result of the business combination transaction with the hard disk drive business of Quantum Corporation. The Company expensed purchased in-process research and development costs of $94.7 million on the acquisition date as a result of the business combination transaction with Quantum HDD. These amounts were expensed because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our quarterly or annual operating results. For additional information regarding the Quantum HDD acquisition and the costs associated with purchased in-process research and development, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

  Pending Acquisition of MMC Technology

      The Company entered into a non-binding letter of intent for the purchase of MMC Technology, Inc., a wholly-owned subsidiary of Hynix Semiconductor America, or HSA, for a purchase price of $1 million in cash. MMC, based in San Jose, California, manufactures media for hard disk drives. At least 95% of MMC’s revenues come from the sale of media to Maxtor. The acquisition is subject to customary conditions and is expected to close no later than September 2, 2001.

  Amortization of Goodwill and Other Intangible Assets

      Amortization of goodwill and other intangible assets represents the amortization of workforce, customer list and other current products and technology, arising from our acquisition of CDS in September 1999 and Quantum HDD in April 2001.

  Interest Expense and Interest Income

	Three Months Ended			Six Months Ended

	June 30,	July 1,		June 30,	July 1,
	2001	2000	Change	2001	2000	Change

	(unaudited)			(unaudited)

	(In millions)

Interest expense	$5.5	$3.1	$2.4	$8.5	$7.0	$1.5

Interest and other income	$12.9	$8.1	$4.8	$18.6	$15.4	$3.2

Other loss	$—	$—	$—	$(1.5)	$—	$(1.5)

As a percentage of revenue:

Interest expense	0.5%	0.5%		0.5%	0.5%

Interest and other income	1.2%	1.2%		1.1%	1.1%

Other loss	0.0%	0.0%		0.1%	0.0%

  Interest Expense

      Interest expense as a percentage of revenue was 0.5% in the second quarter of 2000 and 2001. In absolute dollar terms, interest expense decreased by $2.4 million in the second quarter of 2001 and increased by $1.5 million for the first six months of fiscal year 2001. Total short-term and long-term outstanding borrowings were $112.7 million as of July 1, 2000 and $231.9 million as of June 30, 2001, primarily reflecting the acquisition of Quantum HDD.

  Interest and Other Income

      Interest and other income in the second quarter of 2001 increased in absolute dollar when compared to the second quarter of 2000. Total cash and cash equivalents and marketable securities were $393.3 million as of July 1, 2000 compared to $626.9 million as of June 30, 2001, primarily reflecting the acquisition of Quantum HDD.

  Provision for income taxes

	Three Months Ended			Six Months Ended

	June 30,	July 1,		June 30,	July 1,
	2001	2000	Change	2001	2000	Change

	(unaudited)			(unaudited)

	(In millions)

Income (loss) before provision for income taxes	$(318.7)	$13.9	$(332.6)	$(317.1)	$42.9	$(360.0)

Provision for income taxes	$1.1	$0.7	$0.4	$1.3	$2.1	$(0.8)

      The provision for income taxes consists primarily of federal alternative minimum tax and foreign taxes. Due to our net operating losses (NOL), NOL carryforwards and favorable tax status in Singapore and Switzerland, we have not incurred any significant foreign, U.S. federal, state or local income taxes for the current or prior fiscal periods. We have not recorded a tax benefit associated with our loss carry-forward because of the uncertainty of realization.

Liquidity and Capital Resources

      As of June 30, 2001, we had $626.9 million in cash, and cash equivalents and marketable securities as compared to $376.2 million at December 30, 2000.

      Operating activities used cash of $36.5 million for the six-month period ended June 30, 2001. The cash used from operating activities as due from a net loss after adjustment for depreciation and amortization, and a decrease in accounts payable and accrued liabilities. This was partially offset by decreases in of accounts receivable, inventory, and other assets.

      Investing activities generated cash of $216.5 million during the first six months of 2001, principally from cash acquired from an acquisition, offset in part by purchases of property, plant and equipment.

      As of June 30, 2001, our outstanding debt comprised of $77.6 million of publicly-traded subordinated debentures, due March 1, 2012, and a Singapore dollar denominated loan equivalent to $20.9 million from the Economic Board of Development of Singapore, which is guaranteed by a bank. As a result of the acquisition of Quantum’s hard drive business, the Company has assumed a mortgage of $37.5 million due October 31, 2006. In addition, the Company has indemnified Quantum Corporation for one-third of its outstanding $287.5 million convertible subordinated issue due August 1, 2004. Our outstanding subordinated debentures are entitled to annual sinking fund payments of $5.0 million, which commenced March 1, 1998. These debentures no longer are convertible into our common stock or any other security of Maxtor. The Singapore dollar denominated loan has seven consecutive semi-annual installment payments, which commenced on March 1, 2001.

      Quantum issued 7% subordinated convertible notes due August 1, 2004 in the aggregate principal amount of $287.5 million. Interest on the notes is payable semi-annually each February 1 and August 1 and principal is payable upon maturity of the notes. The assignment agreement provides that, on each date upon which Quantum makes a payment in respect of the notes, Maxtor will pay to Quantum, or the trustee appointed under the indenture governing notes, the Quantum HDD pro rata portion of that payment. Also under the assignment agreement, at Quantum’s request, Maxtor will cooperate in seeking to effectuate a split or similar change to the indentures relating to such convertible notes, such that Maxtor will be the sole obligor with respect to Quantum HDD pro rata portion of such indentures, provided that such split or similar change will not result in any increase in interest rate or other change in terms adverse to Maxtor. As a result of the acquisition of Quantum HDD, we also have the obligation to pay interest on debentures issued by Quantum of $2.8 million and have included our pro rata portion of debentures in long-term debt of $95.8 million.

      We also have a $200.0 million asset securitization program with Fleet National Bank under which we sell our eligible trade accounts receivable on a non-recourse basis through a special purpose entity. At June 30, 2001, $150 million of accounts receivable was securitized under the program and excluded from our accounts receivable balance. The Company has received a sixty-day extension for its asset securitization program, and the Company is currently negotiating with its banks to replace the existing facility with a larger asset securitization program. The Company expects to have a replacement facility in place prior to the expiration of the facility.

      We believe the existing capital resources, together with cash generated from operations and borrowing capacity will be sufficient to fund our operations through at least the next twelve months. We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and to invest in property, plant and equipment. During 2001, capital expenditures are expected to be between approximately $170.0 million and $190.0 million, primarily used for manufacturing upgrades, product development, and updating our information technology systems. We intend to seek financing arrangements to fund our future capacity expansion and working capital, as necessary. However, our ability to generate cash will depend on, among other things, demand in the desktop hard disk drive market and pricing conditions. If we need additional capital, there can be no assurance that such additional financing can be obtained, or, if obtained, that it will be available on satisfactory terms. See discussion below under the heading “Certain Factors Affecting Future Performance”.

10. Recent Accounting Pronouncements

      The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB

Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as “FAS 133”), on January 1, 2001. There is no material impact to the financial statements that results from the adoption of FAS 133 as of June 30, 2001.

      In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s income statement. EITF 00-25 is effective for the interim and year end periods beginning after December 15, 2001. We believe that the adoption of EITF 00-25 will not have a significant impact on our financial statements.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We have assessed and determined the impact of SFAS on its financial position and result of operations and will adopt SFAS 142 on January 1, 2002 for goodwill associated with the Quantum HDD acquisition and other goodwill acquired prior to July 1, 2001. Furthermore, if we acquire MMC Technology Inc. as anticipated, we will adopt SFAS 142 as of July 1, 2001 and therefore, there will be no amortization with respect to the goodwill of that acquisition.

CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

-MAXTOR INTERNAL LEGAL TO REVIEW

We Have A History Of Losses And May Not Achieve Profitability.

      We have a history of significant losses. In the last five fiscal years, we were profitable in only fiscal years 1998 and 2000 and Quantum HDD was profitable only in fiscal year 1997. On a pro forma basis, the combined company was not profitable in any of the last three fiscal years ending December 31, 2000 or in the quarter ending March 31, 2001. In the quarter ending June 30, 2001, the first quarter of operations of the combined company, we incurred a net loss of $319.8 million. We cannot assure you that the combined company will ever achieve profitability.

A Number Of Factors, Including The Failure To Retain Existing Customers Of Both Businesses And The Failure To Retain Key Employees, Could Prevent Us From Being Able To Successfully Integrate The Business Of Quantum HDD With Us, Which Could Harm Our Business, Financial Condition And Operating Results.

      Having acquired Quantum HDD in April 2001, we need to integrate the two operations. The integration has required, and will continue to require, significant efforts from our management, including the coordination of product plans, research and development and sales and marketing efforts. The combined company has a large number of employees in widely dispersed operations in California, Colorado, Massachusetts, Singapore, Ireland and other locations, which will increase the difficulty of integrating operations. Employees of the combined company may leave because of the merger. In addition, customers, distributors or suppliers may terminate their arrangements with the combined company, or demand amended terms to these arrangements.

      The challenges involved in integrating the two businesses include, but are not limited to, the following:

•	retaining existing customers of each business;

•	retaining and integrating management and other key employees of each of Maxtor and Quantum HDD;

•	utilizing and coordinating research and development activities to permit efficient time-to-market introductions and time-to-volume production for new products and technologies;

•	coordinating manufacturing operations in an optimum manner;

•	integrating purchasing and procurement operations in multiple locations;

•	combining product offerings and product lines in a common platform and incorporating acquired technology into new products effectively and quickly;

•	integrating sales efforts so that customers can do business easily with the combined company;

•	transitioning all world-wide facilities to common accounting and information technology systems;

•	developing and maintaining uniform standards, controls, procedures and policies; and

•	controlling the costs associated with integration.

      It is not certain we and Quantum HDD will be successfully integrated in a timely manner or at all or that any of the anticipated benefits will be realized. The risks of unsuccessful integration of the companies include:

•	impairment and/or loss of relationships with employees, customers and/or suppliers;

•	disruption of the combined company’s business;

•	distraction of management; and

•	adverse financial results related to unanticipated expenses associated with integration of the two businesses.

      The combined company may not succeed in addressing these risks. Both we and Quantum HDD have incurred significant losses from operations in prior reporting periods and the hard disk drive business is fiercely competitive and has significant capital requirements. Moreover, we expect average selling prices to continue to decline, demand for hard disk drive products to continue to be volatile and industry margins to continue to be tight, all of which heighten the potential risks of a failure to achieve successful integration or expected expense reductions. Further, the growth rate of the combined company may not equal the historical growth rates experienced by us or Quantum HDD considered separately.

Failure Of The Merger To Achieve Beneficial Synergies, Such As Expense Reductions, Could Harm The Business And Operating Results Of The Combined Company.

      We expect the recently completed combination of Maxtor and Quantum HDD will result in beneficial synergies for the combined company. Achieving these anticipated synergies and the potential benefits underlying our reasons for entering into the merger will depend on a number of factors, some of which include:

•	the ability of the combined company to reduce expenses through elimination of redundancies in sales, marketing and administrative services and overhead expenses;

•	the ability of the combined company to take advantage of complementary products, channels, partners, technology, logistics, critical skills and manufacturing approaches;

•	the ability of the combined company to explore and pursue emerging and higher-profit storage opportunities;

•	the ability of the combined company to migrate to a common product platform in the future;

•	the ability of the combined company to manufacture both through Matsushita-Kotobuki Electronics Industries, Ltd., or MKE, and in our own facilities;

•	the ability to manage inventory for multiple products; and

•	the combined company’s ability to execute successfully in time-to-market introduction and time-to-volume production of high quality products at competitive prices.

      Even if we are able to integrate the operations of Quantum HDD, the anticipated beneficial synergies may not be achieved. The failure to achieve anticipated synergies could harm our business, financial condition and operating results.

Our Financial Results Will Suffer As A Result Of Purchase Accounting Treatment Of Our Merger With Quantum HDD. The Accounting Charges Attributable To Amortization Of Goodwill And To Other Intangible Assets In The Merger Will Amount To Approximately $35.8 Million And $23.6 Million, Respectively, Per Fiscal Quarter In Fiscal Year 2001.

      As a result of the merger, we allocated approximately $716.0 million and $329.1 million of purchase consideration to goodwill and to other intangible assets, respectively. We will amortize approximately $35.8 million of goodwill per fiscal quarter until the end of fiscal year 2001, at which time we will discontinue amortizing goodwill in accordance with Statement of Financial Accounting Standards No. 142 (“Goodwill and other Intangible Assets”). We will amortize approximately $23.6 million of other intangible assets per fiscal quarter in fiscal year 2001 and will continue to do so over the remainder of their estimated useful lives. As a result, purchase accounting treatment of the merger will result in reduction in earnings and earnings per share for the foreseeable future. This charge could cause the market price of our common stock to decline.

If Quantum Incurs Non-Insured Tax As A Result Of Its Split-Off Of Quantum HDD, Our Financial Condition, Operating Results, And Cash Flows Could Be Negatively Affected.

      In connection with our merger with Quantum HDD, we agreed to indemnify Quantum for the amount of any tax payable by Quantum as a result of the split-off of Quantum HDD from Quantum DSS to the extent such tax is not covered by insurance, unless imposition of the tax is the result of Quantum’s actions, or acquisitions of Quantum stock, after the split-off. The amount of the tax not covered by insurance could be substantial. In addition, if it is determined that Quantum owes federal or state tax as a result of the split-off and the circumstances giving rise to the tax are covered by our indemnification obligations, we will be required to pay Quantum the amount of the tax at that time, whether or not reimbursement may be allowed under the insurance policy. Even if a claim is available, made and pending under the tax opinion insurance policy, there may be a substantial period after we pay Quantum for the tax before the outcome of the insurance claim is finally known, particularly if the claim is denied by the insurance company and the denial is disputed by us and/or Quantum. Moreover, the insurance company could prevail in a coverage dispute. In any of these circumstances, we would have to either use our existing cash resources or borrow money to cover our obligations to Quantum. In either case, our payment of the tax, whether covered by insurance or not, could harm our business, financial condition and operating results.

Because We Have To Abide By Potentially Significant Restrictions With Respect To Our Equity Securities For Two Years After The Merger In Order To Mitigate The Risk Of Triggering A Tax Obligation Of Quantum As A Result Of The Split-Off, Our Ability To Attract And Retain Key Personnel Or Be Acquired Could Be Harmed.

      Under the federal tax rules applicable to the split-off, the following events occurring during the two-year period after the merger may cause the split-off to become taxable to Quantum under circumstances in which the tax opinion insurance policy will not cover the tax:

•	we issue our equity securities to acquire other companies or businesses or to raise financing for our operations or other business purposes;

•	we issue our equity securities as equity compensation, such as the grant of options or restricted stock, other than in the ordinary course of business consistent with past practices; or a 50% or greater interest in us is acquired by another party.

      Because of the foregoing restrictions, we may be at a competitive disadvantage in attracting and retaining key personnel because:

•	we may have to forego significant growth and other business opportunities;

•	we may not be deemed an attractive acquisition target, reducing opportunities for our stockholders to sell or exchange their shares in attractive transactions which might otherwise be proposed; and

•	we will be restricted in our ability to initiate a business combination that our board of directors might wish to pursue because we will not be able to structure the transaction as an acquisition, even if that would otherwise be the most attractive structure.

      If we are unable to attract and retain key personnel, our business, financial condition and operating results could suffer. In addition, the restrictions relating to our securities under which we must operate could discourage potential acquisition proposals, could delay or prevent a change of control of the company and also could diminish the opportunities for a holder of our common stock to participate in tender others, including others at a price above the then-current market price for our common stock.

The Decline Of Average Selling Prices In The Hard Disk Drive Industry Could Cause Our Operating Results To Suffer And Make It Difficult For Us To Achieve Profitability.

      It is very difficult to achieve and maintain profitability and revenue growth in the hard disk drive industry because the average selling price of a hard disk drive rapidly declines over its commercial life as a result of technological enhancement, productivity improvement and increase in the industry supply. End-user demand for the computer systems that contain our hard disk drives has historically been subject to rapid and unpredictable fluctuations. As a result, the hard disk drive market tends to experience periods of excess capacity and intense price competition. Competitors’ attempts to liquidate excess inventories, restructure, or gain market share also tend to cause average selling prices to decline. This intense price competition could force us to lower prices, which would reduce margins, cause operating results to suffer and make it difficult for us to achieve or maintain profitability.

      In addition, intense price competition among personal computer manufacturers may cause the price of desktop hard disk drives to decline. If we are unable to lower the cost of our hard disk drives for the lower-priced personal computer market, we will not be able to compete effectively and our operating results would suffer. We have only recently developed products that we believe can be produced at low enough costs to be successfully sold to the consumer electronics market. We anticipate the cost of consumer electronics products will also decline over time. If this decline occurs and we are unable to continue to lower the cost of our hard disk drives for the lower-priced consumer electronics market, we will not be able to compete effectively in this market, which may harm our operating results.

Intense Competition In The Hard Disk Drive Segment Could Reduce The Demand For Our Products Or The Prices Of Our Products, Which Could Reduce Our Revenues.

      The desktop computer market segment and the overall hard disk drive market are intensely competitive even during periods when demand is stable. We compete primarily with manufacturers of 3.5 inch hard disk drives, including Fujitsu, Hitachi, IBM, Samsung, Seagate Technology and Western Digital. Many of our competitors historically have had a number of significant advantages, including larger market shares, a broader array of product lines, preferred vendor status with customers, extensive name recognition and marketing power, and significantly greater financial, technical and manufacturing resources. Some of our competitors make many of their own components which may provide them with benefits including lower costs. Our competitors may also:

•	consolidate or establish strategic relationships among themselves to lower their product costs or to otherwise compete more effectively against us;

•	lower their product prices to gain market share;

•	bundle their products with other products to increase demand for their products; or

•	develop new technology which would significantly reduce the cost of their products.

      Although we are the largest hard disk drive manufacturer, based on units shipped by Maxtor and Quantum HDD combined in 2000, we are not the largest in terms of revenue and our size alone will not eliminate all of the advantages of our competitors. Competition could reduce the demand for our products and/or the prices of our products, which could reduce our revenues. In addition, new competitors could emerge and rapidly capture market share. If we fail to compete successfully against current or future competitors, our business, financial condition and operating results will suffer.

Our Quarterly Operating Results Have Fluctuated Substantially In The Past And Are Likely To Fluctuate In The Future.

      Our quarterly operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our future performance will depend on many factors, including:

•	the average selling price of our products;

•	fluctuations in the demand for our products as a result of the cyclical and seasonal nature as well as the overall economic environment of the desktop computer industry and the markets for Intel-based servers, consumer electronics applications and NAS devices;

•	the availability, and efficient use, of manufacturing capacity;

•	competitors introducing better products at competitive prices before we do;

•	new competitors entering our market;

•	our ability to successfully qualify our products with our customers;

•	our customers canceling, rescheduling or deferring orders;

•	our ability to purchase components at competitive prices;

•	our ability to manage inventory;

•	the availability of adequate capital resources; and

•	other general economic and competitive factors.

      Many of our expenses are relatively fixed and difficult to reduce or modify. As a result, the fixed nature of our operating expenses will magnify any adverse effect of a decrease in revenue on our operating results. Because of these and other factors, we believe that period to period comparisons of our and Quantum HDD’s combined historical results of operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market analysts, our stock price may decline.

We Depend On MKE To Manufacture A Significant Portion Of Our Hard Disk Drives And Adverse Developments In Our Relationship With MKE Could Lead To Inventory Shortages Or Surpluses.

      We have entered into a master agreement and a hard disk drives purchase agreement with MKE governing our relationship. The purchase agreement expires on November 2, 2001. We expect to negotiate a new purchase agreement prior to expiration. If we are not able to negotiate a mutually acceptable replacement purchase agreement, we will likely be able to continue to purchase by purchase order, but such purchases may not be in adequate volumes or on terms advantageous to us. In these cases, our revenue may be lower than projected or may not be sufficient to cover the costs associated with the Quantum HDD business and our operating results would suffer.

      We will have to negotiate pricing arrangements with MKE on a quarterly basis. Because pricing may be fixed for a quarter, intra quarter improvements in MKE’s costs may not be shared with us as they occur, which would negatively impact our operating results. Any failure to reach an agreement on competitive pricing arrangements would also negatively impact our operating results.

      We rely on MKE to quickly achieve volume production of new hard disk drives at competitive costs, to meet our quality requirements and to respond quickly to product delivery schedules. If MKE fails to meet these requirements, our operating results could suffer. In addition, MKE’s production schedule is based on forecasts of purchase requirements. We may have limited rights to modify short-term purchase orders. Our failure to accurately forecast our requirements or successfully adjust MKE’s production schedule could lead to inventory shortages or surpluses, which could cause our operating results to suffer.

If We Purchase MMC Technology, Inc., or MMC, We May Experience Additional Costs And Risks.

      We have entered into a nonbinding letter of intent for the purchase of MMC. If we complete the acquisition of MMC and MMC becomes a component source internal to us, we may incur additional risks, including the risks that:

•	we may not have sufficient media supply sources in the event that the MMC component supply is inadequate;

•	competing media suppliers may not deal with us or may not deal with us on the same terms and conditions we have previously enjoyed;

•	component suppliers of MMC may not deal with us on favorable terms;

•	patent infringement that might be committed or alleged to be committed by MMC would no longer be indemnified, and we would be responsible for past infringements committed or alleged to be committed by MMC;

•	MMC’s costs of operations may exceed the prices we have historically paid for components or the prices that might be otherwise available to us from other vendors; and

•	we may be distracted by management of the MMC operations, which are not in our core business.

      In any of these cases, our profit margins or revenue may be lower and our operating results would suffer. In addition, capital expenditures and working capital investments required for MMC’s business will utilize additional cash.

If We Do Not Have Adequate Manufacturing Capacity In The Future Because Of A Disaster At One Of Our Plants, Or An Inability To Acquire Needed Additional Manufacturing Capacity, or MKE’s Inability Or Unwillingness To Meet Our Manufacturing Requirements, Our Growth Will Be Adversely Impacted And Our Business Could Suffer.

      Both our and MKE’s volume manufacturing operations are based primarily in Singapore. A flood, earthquake, political instability or other disaster or condition that adversely affects our or MKE’s facilities or ability to manufacture could harm our business, financial condition and operating results. In addition, we will need to acquire additional manufacturing capacity in the future. Our inability to add capacity to allow us to meet customers’ demands in a timely manner may limit our future growth and could harm our business, financial condition and operating results. Our future growth will also require that MKE continue to devote substantial financial resources to property, plant and equipment to support the manufacture of a significant portion of our products. If MKE is unable or unwilling to meet our manufacturing requirements, an alternative manufacturing source may not be available in the near term and our business, financial condition and operating results would suffer.

If We Fail To Qualify As A Supplier To Desktop Computer Manufacturers or Subcontractors For The Future Generation Of Hard Disk Drives, Then These Manufacturers or Subcontractors May Not Purchase Any Units Of An Entire Product Line Which Will Have A Significant Impact On Our Sales.

      Most of our products are sold to desktop computer manufacturers or to subcontractors of the desktop computer manufacturers. These manufacturers select or qualify their hard disk drive suppliers, either directly with us or through their subcontractors, based on quality, storage capacity, performance and price. Manufacturers typically seek to qualify three or four suppliers for each hard disk drive product generation. To qualify consistently with these manufacturers, and thus succeed in the desktop hard disk drive industry, we must consistently be among the first-to-market introduction and first-to-volume production at leading storage capacity per disk, offering competitive prices and high quality. Once a manufacturer has chosen its hard disk drive suppliers for a given desktop computer product, it often will purchase hard disk drives from those suppliers for the commercial lifetime of that product line. If we miss a qualification opportunity, we may not have another opportunity to do business with that manufacturer until it introduces its next generation of products. The effect of missing a product qualification opportunity is magnified by the limited number of high-volume manufacturers of personal computers. If we do not reach the market or deliver volume production in a timely manner, we may lose opportunities to qualify our products. In such case, our business, financial condition and operating results would be adversely affected.

If We Do Not Diversify Our Operations, Expand Into New Hard Drive Market Segments, Or Continue To Maintain Our Presence In The Desktop Market, Our Revenues Will Suffer.

      To remain a significant supplier of hard disk drives to major manufacturers of personal computers, we will need to offer a broad range of hard disk drive products to our customers. Although our current products are designed for the largest segment of the hard disk drive industry, the desktop computer area, demand may shift to other segments over time. Such segments may include laptop personal computers, which none of our products currently serves. Accordingly, we will need to develop and manufacture new products that address additional hard disk drive segments and emerging technologies to remain competitive in the hard disk drive industry. We cannot assure you that we will:

•	successfully or timely develop or market any new hard disk drives in response to technological changes or evolving industry standards;

•	avoid technical or other difficulties that could delay or prevent the successful development, introduction or marketing of new hard disk drives;

•	successfully qualify new hard disk drives, particularly high-end hard disk drives, with customers by meeting their performance and quality specifications;

•	quickly achieve high volume production of new hard disk drives; or

•	achieve market acceptance of our new products.

      Any failure to successfully develop and introduce new products for our existing customers or to address additional market segments could harm our business, financial condition and operating results.

Because We Are Substantially Dependent On Desktop Computer Drive Sales, A Decrease In The Demand For Desktop Computers Could Reduce Demand For Our Products.

      Our revenue growth and profitability depend significantly on the overall demand for desktop computers and related products and services. TRENDFOCUS, an independent research group, estimates the growth rate in desktop computer sales has slowed in recent quarters. Declining economic conditions worldwide, including a possible recession in the United States or worldwide, may further decrease demand for desktop computers. Because we rely substantially on the desktop segment of the personal computer industry, we will be affected more by changes in market conditions for desktop computers than a company with a broader range of products. Any decrease in the demand for desktop computers could reduce the demand for our products, harming our business. Because we rely substantially on the desktop segment of the personal computer industry, we will be affected more by changes in market conditions for desktop computers than a company with a broader range of products. Any decrease in the demand for desktop computers could reduce the demand for our products, harming our business.

The Loss Of One Or More Of Our Significant Customers Or A Decrease In Their Orders Of Products Would Cause Our Revenues To Decline.

      We sell most of our products to a limited number of customers. For the six months ended June 30, 2001, one customer, Dell, accounted for approximately 13.8% of our revenue, and our top five customers accounted for approximately 36% of our revenue. We expect a relatively small number of customers will continue to account for a significant portion of our revenue after the merger, and the proportion of our revenue from these customers could continue to increase in the future. These customers have a wide variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product for a given customer, the customer generally will not be obligated to purchase any minimum volume of products from us and generally will be able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our revenue would decline, which would cause our business, financial condition and operating results to suffer.

Costly New Demands By Our Customers Have Increased The Risk Of Inventory Obsolescence And Could Result In An Increase In Our Operating Costs And A Decline In Average Selling Prices.

      Our customers have adopted more sophisticated business models that place additional strains on our business. For example, nearly all personal computer manufacturers have adopted a subcontractor model that requires us to contract directly with companies that provide manufacturing services for the personal computer manufacturers. This exposes us to increased credit risk because these subcontractors are generally less well capitalized than the personal computer manufacturers themselves, and presents greater inventory and other logistical challenges because each personal computer manufacturer may require us to deal with several separate subcontractors. Some personal computer manufacturers have adopted build-to-order manufacturing models that reduce their component inventories and related costs and enable them to tailor their products more specifically to the needs of consumers. Finally, our manufacturing customers have adopted just-in-time inventory management processes that require component suppliers to maintain inventory at or near the customer’s production facility. These policies have complicated inventory management strategies and made it more difficult to match manufacturing plans with projected customer demand. As a result, there is an increased risk that our inventory could become obsolete, our operating costs could increase or our average selling prices could decline, any of which could cause our operating results to suffer.

Because We Are Dependent On A Limited Number Of Suppliers, Component Shortages Could Result In Delays Of Product Shipments And Damage Our Business And Operating Results.

      Both we and MKE depend on a limited number of qualified suppliers for components and subassemblies, including recording heads, media and integrated circuits. Currently, we purchase recording heads from three sources, media from two sources, digital signal processor/ controllers from two sources and spin/ servo integrated circuits from one source. MKE is also dependent on a limited number of suppliers for its components. We require parts provided to us by only one supplier be produced in two separate locations. As we have experienced in the past, some required parts may be periodically in short supply. As a result, we will have to allow for significant ordering lead times for some components. In addition, we may have to pay significant cancellation charges to suppliers if we cancel orders for components because we reduce production due to market oversupply, reduced demand, transition to new products or technologies or for other reasons. We order the majority of our components on a purchase order basis and we have limited long-term volume purchase agreements with only some of our existing suppliers. If we cannot obtain sufficient quantities of high quality parts when needed, product shipments would be delayed and our business, financial condition and operating results could suffer. In addition, our historical relationship with our suppliers may suffer as a result of our new relationship with MKE.

Because We Purchase All Of Our Parts From Third Party Suppliers, We Are Subject To The Risk That We May Be Unable To Acquire Quality Components In A Timely Manner, Or Effectively Integrate Parts From Different Suppliers, And These Problems Would Cause Our Business To Suffer.

      Unlike some of our competitors, we do not manufacture any of the parts used in our product, although this will change in part if we acquire MMC. Instead, our products incorporate parts designed by and purchased from third party suppliers. Consequently, the success of our products depends on our ability to gain access to and integrate parts that use leading-edge technology. To successfully manage the integration of parts, we must:

•	obtain high-quality parts;

•	hire skilled personnel;

•	effectively integrate different parts from a variety of suppliers;

•	manage difficult scheduling and delivery problems; and

•	develop and maintain relationships with key suppliers.

      If we are unable to successfully integrate parts obtained from third party suppliers, our business would suffer.

The Loss Of Key Personnel Could Harm Our Business.

      Our success depends upon the continued contributions of key employees, many of whom would be extremely difficult to replace. We do not have key person life insurance on any of our personnel. Worldwide competition for skilled employees in the hard disk drive industry is extremely intense. Former employees of Quantum HDD may terminate their employment with us as a result of our integration with the Quantum HDD business. If we are unable to retain existing employees or to hire and integrate new employees, our business, financial condition and operating results could suffer. In addition, companies in the hard disk drive industry whose employees accept positions with competitors often claim that the competitors have engaged in unfair hiring practices. We may be the subject of such claims in the future as we seek to hire qualified personnel and we could incur substantial costs defending ourself against those claims.

We May Need Additional Capital In The Future Which May Not Be Available On Favorable Terms Or At All And Our Ability to Issue Equity Securities Has Been Severely Limited By Our Merger With Quantum HDD.

      Our business is capital intensive and we may need more capital in the future. Our future capital requirements will depend on many factors, including:

•	the rate of our sales growth;

•	the level of our profits or losses;

•	the timing and extent of our spending to expand manufacturing capacity, support facilities upgrades and product development efforts;

•	the timing and size of business or technology acquisitions; and

•	the timing of introductions of new products and enhancements to our existing products.

      In addition, our ability to raise capital has been affected as a result of our merger with Quantum HDD. To mitigate the risk of triggering a tax obligation of Quantum as a result of the split-off of Quantum HDD from Quantum DSS and the merger of Quantum HDD with Maxtor, we are restricted in our ability to issue additional equity securities to raise capital for two years after the split-off and merger. In the event we decide to nevertheless raise capital by issuing equity securities, such financing will decrease the percentage equity ownership of our stockholders and may, depending on the price at which the equity is sold, result in significant economic dilution to them. Our board of directors will be authorized under our charter documents to issue preferred stock with rights, preferences or privileges senior to those of the common stock without stockholder approval.

Our Failure To Renew Our Asset Securitization Program May Hurt Our Business And Financial Condition.

      Our $200 million asset securitization program with Fleet National Bank, under which we sell our eligible trade accounts receivable on a non-recourse basis through a special purpose entity, was scheduled to expire on July 25, 2001, but has been extended through September 24, 2001. At June 30, 2001, $150 million of accounts receivable was securitized under the program and excluded from our accounts receivable balance. We are in the process of negotiating a new facility of between $200 and $350 million with prospective lenders. Our failure to secure this new facility prior to the expiration of our current facility will require us to pay at least $150 million to our lenders. This may hurt our business and financial condition.

Protection Of Our Intellectual Property Is Limited And It Is Exposed To Third Party Claims Of Infringement.

      Any failure to adequately protect and enforce our intellectual property rights could harm our business. Our protection of our intellectual property is limited. For example, we have patent protection on only some of our technologies. We may not receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. Moreover, the rights granted under any such patents may not provide us with any competitive advantages. Finally, our competitors may develop or otherwise acquire equivalent or superior technology. We also rely on trade secret, copyright and trademark laws as well as the terms of our contracts to protect our proprietary rights. We may have to litigate to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. Enforcing or defending our proprietary rights could be expensive and might not bring us timely and effective relief. We may have to obtain licenses of other parties’ intellectual property and pay royalties. If we are unable to obtain such licenses, we may have to stop production of our products or alter our products. In addition, the laws of certain countries in which we sell and manufacture our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our remedies in these countries may be inadequate to protect our proprietary rights.

We Are Subject To Existing Infringement Claims Which Are Costly To Defend And May Harm Our Business.

      Prior to our merger with Quantum HDD, we, on the one hand, and Quantum and MKE, on the other hand, each were sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with several other pending litigations involving the Papst patents. Papst’s infringement allegations are based on spindle motors that Maxtor and Quantum purchased from third party motor vendors, including MKE, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of the spindle motors used in our hard disk drives from vendors that were licensed under Papst’s patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under the Papst patents, including MKE. As a result of the merger with Quantum HDD, we assumed Quantum’s potential liabilities to Papst. The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, we cannot assure you we will be able to successfully defend ourselves against this or any other Papst lawsuit. The Papst complaint asserts claims to an unspecified dollar amount of damages. A favorable outcome for Papst in this lawsuit could result in the issuance of an injunction against us and our products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, we also could be required to pay treble damages and Papst’s attorney’s fees. Accordingly, a litigation outcome favorable to Papst could harm our business, financial condition, and operating results. In addition to the Papst lawsuit, a complaint was filed by Cambrian Consultants on May 22,2001 in the United States District Court for the Central District of California against us, alleging infringement of U.S. Patent No. 4,371,903. We answered the complaint and filed counter-claims on June 18, 2001. Investigation and analysis of the claims is ongoing and discovery has commenced. The results of any litigation are inherently uncertain and we cannot assure you that we will be able to successfully defend ourselves against this lawsuit. The Cambrian complaint asserts claims to an unspecified dollar amount of damages. A favorable outcome for Cambrian in this lawsuit could result in the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, we also could be required to pay treble damages and Cambrian’s attorney’s fees. Accordingly, a litigation outcome favorable to Cambrian could harm our business, financial conditions and operating results.

We Face Risks From Our Substantial International Operations And Sales.

      We conduct most of our manufacturing and testing operations and purchase a substantial portion of our key parts outside the United States. In particular, manufacturing operations for our products are concentrated in Singapore, where both our and MKE’s principal manufacturing operations are located, with management oversight of MKE from Japan. Such concentration of manufacturing operations in Singapore will likely magnify the effects on us of any labor shortages, political disruption, trade or tariff treaty changes, or natural disasters relating to Singapore. In addition, we also sell a significant portion of our products to foreign distributors and retailers. As a result, we will be dependent on revenue from international sales. Inherent risks relating to our overseas operations include:

•	difficulties associated with staffing and managing international operations;

•	economic slowdown and/or downturn in the computer industry in foreign markets;

•	international currency fluctuations;

•	general strikes or other disruptions in working conditions;

•	political instability;

•	trade restrictions;

•	changes in tariffs;

•	generally longer periods to collect receivables;

•	unexpected changes in or impositions of legislative or regulatory requirements;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse taxes; and

•	delays resulting from difficulty in obtaining export licenses for certain technology and other trade barriers.

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

      Our products may contain defects. We generally warrant our products for one to three years whereas prior to the merger, Quantum HDD generally warranted its products for one to five years. We assumed Quantum HDD’s warranty obligation as a result of the merger. The standard warranties used by us and Quantum HDD contain limits on damages and exclusions of liability for consequential damages and for negligent or improper use of the products. We establish and, prior to the merger, Quantum HDD established, a warranty provision at the time of product shipment in an amount equal to estimated warranty expenses. Although we believe the warranty provision of the combined company will be sufficient, if the provision is not sufficient, or if our efforts to lower our liability are unenforceable our business, financial condition and operating results could be harmed.

We Could Be Subject To Environmental Liabilities Which Could Increase Our Expenses And Subject Us To Liabilities.

      Because of the chemicals we use in our manufacturing and research operations, we are subject to a wide range of environmental protection regulations in the United States and Singapore. While we do not believe our operations to date have been harmed as a result of such laws, future regulations may increase our expenses and harm our business, financial condition and results of operations. Even if we are in compliance in all material respects with all present environmental regulations, in the United States environment regulations often require parties to fund remedial action regardless of fault. As a consequence, it is often difficult to estimate the future impact of environmental matters, including potential liabilities. If we have to make significant capital expenditures or pay significant expense in connection with future remedial actions or to continue to comply with applicable environmental laws, our business, financial condition and operating results could suffer.

The Market Price Of Our Common Stock Fluctuated Substantially In The Past And Is Likely To Fluctuate In The Future As A Result Of A Number Of Factors, Including The Release Of New Products By Us Or Our Competitors, The Loss Or Gain Of Significant Customers Or Changes In Stock Market Analysts’ Estimates.

      The market price of our common stock and the number of shares traded each day have varied greatly. Such fluctuations may continue due to numerous factors, including:

•	quarterly fluctuations in operating results;

•	announcements of new products by us or our competitors such as products that address additional hard disk drive and NAS products segments;

•	gains or losses of significant customers such as Dell or IBM;

•	changes in stock market analysts’ estimates;

•	the presence or absence of short-selling of our common stock;

•	sales of a high volume of shares of our common stock by our large stockholders;

•	events affecting other companies that the market deems comparable to us;

•	general conditions in the semiconductor and electronic systems industries; and

•	general economic conditions in the United States and abroad.

Our Stock Price May Be Affected By Sales Of Our Common Stock By Hynix Semiconductor America Inc., or Hynix, Or Holders of DECS Securities.

      Pursuant to the Form S-3 registration statement as filed with the Securities and Exchange Commission May 29, 2001 and our possible repurchase of up to $50 million of shares of our common stock from Hynix, Hynix may sell all of its up to 28,329,850 shares of our common stock. The remaining 12.5 million shares of our common stock held by Hynix are pledged to secure its obligations to DECS Trust IV. In February 1999, DECS Trust IV, a newly formed trust, sold 12.5 million DECS in a registered public offering. The DECS are securities that represent all of the beneficial interest in DECS Trust IV, which owns U.S. treasury securities and a prepaid forward contract to purchase up to 12.5 million shares of our common stock from Hynix. These shares are not being registered in connection with our Form S-3 registration statement. Hynix could sell these 12.5 million shares by substituting other collateral in accordance with the terms of its agreement with the trust. Our stock price may be affected if Hynix sells all or part of such 12.5 million shares, which Hynix has informed us that it may consider selling at a time it deems appropriate.

      The trust will terminate on or shortly after February 15, 2002, or upon earlier liquidation of DECS Trust IV under certain circumstances. When the trust terminates, Hynix will deliver, at its option, either cash or our common stock to the trust. If holders of DECS receive shares of our common stock at the termination of the trust, they may sell those shares in the open market. If Hynix delivers cash instead, the 12.5 million shares it has pledged to secure its obligations to the trust will be released from the pledge and may be resold by it without substituting any other collateral. We cannot predict whether Hynix will deliver shares of our stock to the trust on its termination or when or whether holders of the DECS will resell any shares of our stock they receive. Further, any market that develops for the DECS could reduce the demand for our common stock or otherwise negatively impact the market price of our common stock.

Our Stock Price May Be Affected By Sales Of Our Common Stock By Stockholders Who Received Our Common Stock In Our Merger With Quantum HDD.

      In connection with our merger with Quantum HDD, we issued 121,060,500 shares of common stock to former Quantum HDD stockholders. Because these stockholders were not originally holders of our common stock, they may be less inclined to hold our stock than those persons who owned our stock prior to the merger.

In the event the former Quantum HDD stockholders sell a significant volume of our stock, the price of our common stock may decline.

Power Outages Which Currently Impact Companies With Facilities In California May Adversely Effect Our California Facilities.

      We conduct substantial operations in the state of California and rely on a continuous power supply to conduct operations. California’s current energy crisis could substantially disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the state of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. Although state lawmakers are working to minimize the impact, if blackouts interrupt our power supply, we may be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay the development of our products and disrupt communications with our customers, suppliers or our manufacturing operations. Future interruptions could damage our reputation and could result in lost revenue, either of which could substantially harm our business and results of operations. Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase which will have a negative effect on our operating results.

Antitakeover Provisions In Our Certificate Of Incorporation Could Discourage Potential Acquisition Proposals Or Delay Or Prevent A Change Of Control.

      We have a number of protective provisions in place designed to provide our board of directors with time to consider whether a hostile takeover is in our best interests and that of our stockholders. For example, in connection with our merger with Quantum HDD, we amended our certificate of incorporation to eliminate temporarily the requirement that our three classes of directors be reasonably equal in number. As a result of this amendment, a person could not take control of the board until the third annual meeting after the closing of the merger, since a majority of our directors will not stand for election until that third annual meeting. This and other provisions could discourage potential acquisition proposals and could delay or prevent a change in control of the company and also could diminish the opportunities for a holder of our common stock to participate in tender offers, including offers at a price above the then-current market price for our common stock. These provisions also may inhibit fluctuations in our stock price that could result from takeover attempts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Investment

      We maintain an investment portfolio of various holdings, types, and maturities. These marketable securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Part of this portfolio includes investments in bank issues, corporate bonds and commercial papers. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. We do not currently hedge these interest rate exposures.

      The following table presents the hypothetical changes in fair values in the financial instruments held at June 30, 2001 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The hypothetical changes assume immediate shifts in the yield curve as measured by the Federal Funds Rate of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

				Fair Value as of
Investment Portfolio	+150 BPS	+100 BPS	+50 BPS	June 30, 2001	-50 BPS	-100 BPS	-150 BPS

Financial Instruments	158,332	158,976	159,612	160,252	160,899	161,551	162,209

% Change	-1.20%	-0.80%	-0.40%		0.40%	0.81%	1.22%

      We are exposed to certain equity price risks on our investments in common stock, including an investment in TiVo Inc. acquired from Quantum. These equity securities are held for purposes other than trading. The following table presents the hypothetical changes in fair values of the public equity investments that are sensitive to changes in the stock market. The modeling technique used measures the hypothetical change in fair value arising from selected hypothetical changes in the stock price. Stock price fluctuations of plus or minus 15 percent, plus or minus 25 percent, and plus or minus 50 percent were selected based on the probability of their occurrence.

	Valuation of Security				Valuation of Security
	Given X% Decrease			Fair Value as of	Given X% Increase
	in the Security Price			June 30, 2001	in the Security Price

% Change	50%	25%	15%		-15%	-25%	-50%

Corporate equity investment	1,776	1,480	1,362	1,184	1,006	888	592

Corporate equity investment(TiVo Inc.)	6,750	5,625	5,175	4,500	3,825	3,375	2,250

Foreign Currency Forward Contract

      We enter into foreign exchange forward contracts to manage foreign currency exchange risk associated with its manufacturing operations in Singapore and sales taxes in Japan. The foreign exchange forward contracts we enter into generally have original maturities ranging from one to three months. We do not enter into foreign exchange forward for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      On March 18, 1999, Maxtor was sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Quantum had also been sued by Papst prior to the merger. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with several other pending litigations involving the Papst patents. Papsts’ infringement allegations are based on spindle motors that Maxtor and Quantum purchased from third party motor vendors, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of the spindle motors used in its hard disk drives from vendors that were licensed under Papst’s patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under Papst’s patents. As part of the Quantum/ Maxtor merger, Maxtor assumed Quantum’s potential liabilities to Papst.

      While the Company believes it has valid defenses to Papst’s claims, the results of any litigation are inherently uncertain and other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents could be asserted by Papst. Additionally, we cannot assure you that we will be able to successfully defend ourselves against this or any other Papst lawsuit. The Papst complaint asserts claims to an unspecified dollar amount of damages. A favorable outcome for Papst in this lawsuit could result in the issuance of an injunction against us and our products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, we also could be required to pay treble damages and Papst’s attorney’s fees. Accordingly, a litigation outcome favorable to Papst could harm our business, financial condition, and operating results.

      On May 22, 2001, Maxtor was sued by Cambrian Consultants, a California corporation, for patent infringement. The complaint alleges infringement by both Maxtor and Quantum products. An answer and counter-claim have been filed. The matter is in the initial discovery stage. The Company does not believe that this matter will have a material adverse impact on the Company’s financial statements.

      While the Company believes it has valid defenses to Cambrian’s claims, the results of any litigation are inherently uncertain. Additionally, we cannot assure you that we will be able to successfully defend ourselves against this lawsuit. The Cambrian complaint asserts claims to an unspecified dollar amount of damages. A favorable outcome for Cambrian in this lawsuit could result in the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, we also could be required to pay treble damages and Cambrian’s attorney’s fees. Accordingly, a litigation outcome favorable to Cambrian could harm our business, financial condition, and operating results.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

10.83[1]	Master Agreement between Matsushita Kotobuki Industries Ltd., and Maxtor Corporation dated April 2, 2001.
10.84[1]	Purchase Agreement between Matsushita Kotobuki Electronics Industries, Ltd., and Maxtor Corporation dated April 2, 2001.
10.85	Amendment to Liquidity Agreement dated June 30, 2001, among the Registrant, Blue Keel Funding, LLC, the Liquidity Institutions and Fleet National Bank.

[1]	The Company has requested confidential treatment for certain portions of this agreement. The confidential portions have been separately filed with the Securities & Exchange Commission.

(b)  Reports on Form 8-K.

      Maxtor filed an Amended Current Report on Form 8-K/ A on May 29, 2001, pursuant to which it amended its Current Report on Form 8-K filed on April 17, 2001, to include required Item 7 financial statements of Quantum HDD and pro forma financial information.

      Maxtor filed a Current Report on Form 8-K on June 29, 2001, setting forth in Item 5 a press release dated June 21, 2001, announcing a work force reduction at its domestic and Singapore facilities.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MAXTOR CORPORATION

By	/s/ PAUL J. TUFANO

Paul J. Tufano
Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer

Date: August 14, 2001

EXHIBIT INDEX

Description
Exhibit Number 10.83[1]	Master Agreement between Matsushita Kotobuki Industries Ltd., and Maxtor Corporation dated April 2, 2001.
10.84[1]	Purchase Agreement between Matsushita Kotobuki Electronics Industries, Ltd., and Maxtor Corporation dated April 2, 2001.
10.85	Amendment to Asset Securitization Agreement

[1]	The Company has requested confidential treatment for certain portions of this agreement. The confidential portions have been separately filed with the Securities & Exchange Commission.