Form 10-Q/A
period 2001-06-30
MAXTOR CORP
filed 2001-08-15
CIK 711039

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

This Amendment No. 1 to the Maxtor Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 is being filed to amend and clarify certain information contained in the initial filing on August 14, 2001.

MAXTOR CORPORATION

FORM 10-Q

June 30, 2001

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets — June 30, 2001, and December 30, 2000	3

	Condensed Consolidated Statements of Operations — Three and six months ended June 30, 2001, and July 1, 2000	4

	Condensed Consolidated Statements of Stockholders’ Equity	5

	Condensed Consolidated Statements of Cash Flows — Six months ended June 30, 2001, and July 1, 2000	6

	Notes to Condensed Consolidated Financial Statements	7 – 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 6.	Exhibits and Reports on Form 8-K	36

Signature Page		37

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

MAXTOR CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

ASSETS

	June 30,	December 30,
	2001	2000

Current assets:

Cash and cash equivalents	$372,739	$193,228

Restricted cash	93,909	—

Marketable securities	160,252	182,949

Accounts receivable, net of allowance of doubtful accounts $16,338 at June 30, 2001 and $15,148 at December 30, 2000	378,825	284,253

Inventories, net	268,137	106,405

Prepaid expenses and other	66,819	34,577

Total current assets	1,340,681	801,412

Property, plant and equipment, net	328,724	165,926

Goodwill and other intangible assets, net	1,025,030	44,237

Other assets	32,348	13,344

Total assets	$2,726,783	$1,024,919

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings, including current portion of long-term debt	$14,508	$15,432

Accounts payable	513,675	421,338

Accrued and other liabilities	415,934	192,152

Total current liabilities	944,117	628,922

Deferred taxes	196,218	—

Long-term debt, net of current portion	217,396	92,259

Other liabilities	142,000	—

Total liabilities	1,499,731	721,181

Common stock, $0.01 par value, 525,000,000 shares authorized; 238,863,662 shares issued and outstanding at June 30, 2001 and 116,205,270 shares issued and outstanding at December 30, 2000	2,389	1,162

Additional paid-in capital	2,309,059	1,059,899

Deferred compensation	(8,041)	—

Accumulated deficit	(1,078,555)	(760,126)

Cumulative other comprehensive income	2,200	2,803

Total stockholders’ equity	1,227,052	303,738

Total liabilities and stockholders’ equity	$2,726,783	$1,024,919

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

MAXTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands except share amounts)

	Common Stock		Additional			Cumulative Other	Total
			Paid-In	Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income	Equity

Balance, December 30, 2000	116,205,270	$1,162	$1,059,899		$(760,126)	$2,803	$303,738

Issuance of stock under stock option plan and related benefits	846,924	8	4,261				4,269

Stock compensation			936				936

Change in unrealized gain on investments in equity securities						(72)	(72)

Net income					1,339		1,339

Balance, March 31, 2001	117,052,194	$1,170	$1,065,096	$—	$(758,787)	$2,731	$310,210

Issuance of stock under stock option plan and related benefits	780,996	8	3,742				3,750

Issuance of stock for acquisition of Quantum	121,030,472	1,211	1,229,466				1,230,677

Deferred compensation relating to Quantum HDD acquisition			9,920	(9,920)			—

Stock compensation			835	1,879			2,714

Change in unrealized gain on investments in equity securities						(531)	(531)

Net loss					(319,768)		(319,768)

Balance, June 30, 2001	238,863,662	$2,389	$2,309,059	$(8,041)	$(1,078,555)	$2,200	$1,227,052

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended

	June 30,	July 1,
	2001	2000

Cash Flows from Operating Activities:

Net income (loss)	$(318,429)	$40,790

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	56,244	39,441

Amortization of goodwill and other intangible assets	64,406	5,040

Amortization of deferred compensation related to Quantum DSS restricted shares	29,030	—

Purchased in-process research and development	94,740	—

Stock compensation expense	3,650	2,769

Loss on sale of property, plant and equipment and other assets	212	348

Gain on retirement of bond	(857)	—

Change in assets and liabilities:

Accounts receivable	152,707	(16,631)

Inventories	19,995	5,171

Other assets	75,108	(3,124)

Accounts payable	(139,061)	(16,324)

Accrued and other liabilities	(74,284)	21,724

Net cash provided by (used in) operating activities	(36,539)	79,204

Cash Flows from Investing Activities:

Proceeds from sale of property, plant and equipment	148	106

Purchase of property, plant and equipment	(89,630)	(43,633)

Cash acquired from acquisition, net of merger related expenses	375,838	—

Restricted cash acquired from acquisition	(93,909)	—

Proceeds from (purchase of) marketable securities, net	24,090	(58,715)

Net cash provided by (used in) investing activities	216,537	(102,242)

Cash Flows from Financing Activities:

Principal payments of debt, including short-term borrowings	(8,503)	(4,387)

Proceeds from issuance of common stock from public offering, employee stock purchase plan and stock options exercised	8,016	8,132

Net cash provided by (used in) financing activities	(487)	3,745

Net change in cash and cash equivalents	179,511	(19,293)

Cash and cash equivalents at beginning of period	193,228	240,357

Cash and cash equivalents at end of period	$372,739	$221,064

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest	$10,160	$8,035

Income taxes	$1,357	$430

Schedule of Non-Cash Investing and Financing Activities:

Purchase of property, plant and equipment financed by accounts payable	$10,160	$4,983

Retirement of debt in exchange for bond redemption	$5,000	$5,000

Value of shares issued of Quantum HDD acquisition	$1,240,597	$—

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

      As a result of the merger, Maxtor issued 121.0 million shares of Maxtor common stock and assumed options to purchase 12.8 million shares of Maxtor common stock.

      The total purchase cost of the Quantum HDD merger is as follows (in millions):

Value of securities issued	$1,133.5

Assumption of Quantum HDD options	107.1

1,240.6

Transaction costs	28.8

Total purchase cost	$1,269.4

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amount

	(in millions)

Preliminary Purchase Price Allocation:

Tangible assets:

Cash and cash equivalents	$315.3

Restricted cash	93.9

Accounts receivable	247.3

Inventories	181.7

Prepaid expenses and other current assets	124.6

Property, plant and equipment	129.8

Other noncurrent assets	28.3

Total tangible assets		$1,120.9

Intangible assets acquired:

Core and other existing technology		286.1

Assembled workforce		43.0

Deferred compensation		9.9

Goodwill		716.0

In-process research and development		94.7

Liabilities assumed:

Accounts payable	231.4

Accruals and other liabilities	195.4

Deferred taxes	196.2

Long-term debt	132.4

Other long-term liabilities	142.0

Total liabilities assumed		(897.4)

Merger-related restructuring costs		(103.8)

Total purchase price		$1,269.4

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

      The value assigned to in-process research and development was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Quantum HDD and its competitors. The rates utilized to discount the net cash flows to their present value are based on Quantum HDD weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, a discount rate of 23% for High-end and Desktop and other identified projects and a discount rate of 28% for Core Technology and Self Servo-Writer Technology were deemed appropriate. The estimates used in valuing in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. The assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Following are the estimated completion percentages with respect to the research and development efforts and technology lives:

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

  3. Restricted Cash

      In connection with the acquisition of Quantum HDD, the Company acquired restricted cash related to outstanding letters of credit, amounting to approximately $93.9 million for purchase commitments issued to certain foreign suppliers, primarily MKE.

  4. Inventories

	June 30, 2001	December 30, 2000

Inventories, net (in thousands):

Raw materials	$27,033	$34,164

Work-in-process	5,459	8,352

Finished goods	235,645	63,889

	$268,137	$106,405

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The number of basic weighted average common shares does not include 1,598,563 contingently issuable shares and 4,998,396 shares as their effect would be anti-dilutive.

  6. Short-Term Borrowings and Long-Term Debt:

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

      As a result of the acquisition of Quantum HDD, the Company has the obligation to pay interest and principle on debentures issued by Quantum Corporation and has included its pro rata portion of debentures in long-term debt of $95.8 million. Quantum Corporation issued 7% subordinated convertible notes due August 1, 2004 in the aggregate principal amount of $287.5 million. Interest on the notes is payable semi-annually each February 1 and August 1 and principal is payable upon maturity of the notes. The assignment agreement provides that, on each date upon which Quantum makes a payment in respect of the notes, Maxtor will pay to Quantum, or the trustee appointed under the indenture governing notes, the Quantum HDD pro rata portion of that payment. Also under the assignment agreement, at Quantum’s request, Maxtor will cooperate in seeking to effectuate a split or similar change to the indentures relating to such convertible notes, such that Maxtor will be the sole obligor with respect to Quantum HDD pro rata portion of such indentures, provided that such split or similar change will not result in any increase in interest rate or other change in terms adverse to Maxtor.

      In connection with the acquisition of Quantum HDD the Company acquired a real estate and related mortgage obligation. The term of the mortgage is ten years, with monthly payments based on a 20 year amortization period, a balloon payment at the end of the 10 year term which is September 2006. The mortgage is collateralized by the specified real estate.

  7. Segment, Geography and Major Customers Information

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table presents net revenue and net income (loss) for each operating segment:

	Three Months Ended		Six Months Ended

	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000

	(in thousands)

Net revenue:

Hard Disk Drive Operations	$1,032,612	$665,966	$1,659,175	$1,355,123

Network Systems Group	8,955	1,108	13,213	3,237

Total	$1,041,567	$667,074	$1,672,388	$1,358,360

Operating income (loss):

Hard Disk Drive Operations	$(308,169)	$24,303	$(294,595)	$60,445

Network Systems Group	(11,599)	(11,114)	(23,824)	(19,655)

Total	$(319,768)	$13,189	$(318,429)	$40,790

      Assets of the segment groups are not meaningful for management of the business or for disclosure.

      Maxtor operations outside the United States primarily consist of its manufacturing facilities in Singapore that produce subassemblies and final assemblies for the Company’s disk drive products. Revenue by destination information by geographic area for the three and six months ended June 30, 2001 and July 1, 2000 is presented in the following table:

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

      Sales to OEMs for the three and six months ended June 30, 2001 represented 59.7% and 63.4% of total revenue, respectively, compared to 71.9% and 71.1%, respectively, for the corresponding periods in fiscal year 2000. Sales to Dell (the only customer representing over 10% of total revenue) were 11.4% and 13.8% of total revenue in the three and six months ended June 30, 2001, respectively, compared to 13.0% and 12.9% of total revenue in the corresponding periods of fiscal 2000.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  8. Asset Securitization

      The Company’s $200 million asset securitization program with Fleet National Bank, under which the Company sells its eligible trade accounts receivable on a non-recourse basis through a special purpose entity, was scheduled to expire on July 25, 2001, but has been extended through September 24, 2001. At June 30, 2001, $150 million of accounts receivable was securitized under the program and excluded from the accounts receivable balance.

  9. Related Party Transaction

      The Company purchases certain component parts from MMC Technology, Inc., a wholly owned subsidiary of Hynix Semiconductor America Inc. (“Hynix,”) which also own more than 10% of Maxtor’s common stock. Cost of revenue includes $34 million and $72 million for the three and six months ended June 30, 2001, respectively, compared to $40 million and $81 million, respectively, for the corresponding periods in fiscal year 2000 for such purchase. The cost of revenue also includes certain component parts purchased from Hynix which to date have not been significant.

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Pending Acquisition of MMC Technology

      The Company entered into a non-binding letter of intent for the purchase of MMC Technology, Inc., (“MMC”) a wholly-owned subsidiary of Hynix Semiconductor America or HSA, for a purchase price of $1 million in cash plus the assumption of MMC’s liabilities estimated to be $110 to $135 million. MMC, based in San Jose, California, manufactures media for hard disk drives. At least 95% of MMC’s revenues come from the sale of media to Maxtor. The acquisition is subject to customary conditions and is expected to close no later than September 2, 2001.

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

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company will adopt SFAS 142 effective January 1, 2002 which will result in the Company no longer amortizing it existing goodwill. At June 30, 2001, goodwill approximated $715.0 million and goodwill amortization approximated $35.8 million and $38.3 million for the three and six-months ended June 30, 2001, respectively. In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions. The Company is required to complete transition impairment tests no later than December 31, 2002. Any impairment resulting from these transition tests will be recorded as of January 1, 2002 and will be recognized as of the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment tests. Furthermore, if the Company acquires MMC Technology Inc. as anticipated, the adoption of SFAS 142 will cause there to be no amortization of the goodwill resulting from that acquisition.

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

Quantum HDD Acquisition

      On April 2, 2001, we have completed our acquisition of Quantum HDD. The merger agreement provided for the exchange of 1.52 shares of our common stock and options to purchase shares of our common stock for each common share and outstanding option of Quantum HDD, respectively. The total purchase price of $1,269.4 million included consideration of 121.0 million shares of our common stock valued at an average of $9.40 per common share, the average market price is based on the average closing price for two trading days prior and two trading days subsequent to October 4, 2000 (the announcement date of the terms of the merger). The value of the options ($107.1 million) as well as estimated direct transaction costs ($28.8 million), have been included as part of total purchase costs. The purchase price allocation is preliminary as the Company is currently evaluating various matters related to the acquisition, including warranty provision, tax liabilities and other accruals.

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

  Revenue

      Total revenue for the second quarter of fiscal year 2001 increased 56.1% compared to the same quarter in fiscal year 2000 primarily reflecting the acquisition of Quantum HDD. Revenues on a proforma basis (as if Quantum HDD had been acquired as of January 1, 2000) were $1,041 and $1,531 for the three months ended June 30, 2001 and July 1, 2000, respectively. Proforma revenues were $2,323 and $3,124 for the six months ended June 30, 2001 and July 1, 2000, respectively. The slowdown in demand for hard disk drives resulted in lower unit volume and more severe pricing pressure than expected. Total shipments for the second fiscal quarter 2001 were 12.1 million units, which was 5.6 million units or 86.0% higher compared to the second fiscal quarter a year ago. Sales to the distribution and retail channels for the three and six months ended June 30, 2001 represented 40.3% and 36.6% of total revenue, respectively, compared to 28.1% and 28.9%, respectively, for the corresponding periods in fiscal year 2000. Sales to Dell Corporation (the only customer representing over 10% of total revenue) were 11.4% and 13.8% of total revenue in the three and six months ended June 30, 2001, respectively, compared to 13.0% and 12.9% of total revenue in the corresponding periods of fiscal year 2000.

  Gross Profit

      Gross profit as a percentage of revenue decreased to 7.5% in the second quarter of 2001 from 14.9% in the same quarter of 2000. The decrease in gross profit is due, overall, to the decrease in the average selling price compared to the average unit cost and the acceleration of end-of-life sales of older Quantum 4400 RPM product. Competitive pricing pressures contributed to the overall decrease in average selling price and gross margin.

Operating expenses

	Three Months Ended			Six Months Ended

	June 30,	July 1,		June 30,	July 1,
	2001	2000	Change	2001	2000	Change

	(In millions)

Research and development	$139.3	$61.2	$78.1	$198.3	$116.6	$81.7

Selling, general and administrative	$107.9	$26.7	$81.2	$135.4	$52.0	$83.4

Amortization of goodwill and other intangible assets	$61.9	$2.5	$59.4	$64.4	$5.0	$59.4

Purchased in-process research and development	$94.7	$—	$94.7	$94.7	$—	$94.7

As a percentage of revenue:

Research and development	13.4%	9.2%		11.9%	8.6%

Selling, general and administrative	10.4%	4.0%		8.1%	3.8%

Amortization of goodwill and other intangible assets	5.9%	0.4%		3.9%	0.4%

Purchased in-process research and development	9.1%	—		5.7%	—

  Research and Development (R&D)

      R&D expenditures were $139.3 million in the second quarter of 2001 compared to $61.2 million in the second quarter of 2000 and $198.3 million for the six months ended June 30, 2001 compared to $116.6 million for the corresponding prior year period. The increase in R&D expenses was primarily due to the inclusion of Quantum HDD expenses during the three months ended June 30, 2001 and our continued effort to maintain leadership products and address the requirements of the desktop PC market as well as continued investments in the Network Systems Group.

  Selling, General and Administrative (SG&A)

      SG&A expenditures were $107.9 million in the second quarter of 2001 compared to $26.7 million in the second quarter of 2000 and $135.4 million for the six months ended June 30, 2001 compared to $52.0 million for the corresponding prior year period. The increase in SG&A is primarily due to the inclusion of Quantum HDD and other post-merger related expenses, including costs of transitional services.

  Stock Compensation

      On April 2, 2001, as part of the acquisition of Quantum HDD, we assumed the following options and restricted stock:

•	All Quantum HDD options and Quantum HDD restricted stock held by employees who accepted offers of employment with Maxtor, or “transferred employees,” whether or not options or restricted stock have vested;

•	vested Quantum HDD options and vested Quantum HDD restricted stock held by Quantum employees whose employment is terminated prior to the separation, or “former service providers,”; and

•	vested Quantum HDD restricted stock held by any other individual.

In addition, Maxtor assumed vested Quantum HDD options held by Quantum employees who will continue to provide services during a transitional period, or “transitional employees.” The outstanding options to purchase Quantum HDD common stock held by transferred employees and vested options to purchase Quantum HDD common stock held by former Quantum employees, consultants and transition employees were assumed by Maxtor and converted into options to purchase Maxtor common stock according to the exchange ratio of 1.52 shares of Maxtor common stock for each share of Quantum HDD common stock. Vested and unvested options for Quantum HDD common stock assumed in the merger represented options for 7,650,965 shares and 4,655,236 shares of Maxtor common stock, respectively.

      Included in Selling, General and Administrative expenses and Research and Development expenses are charges for amortization of stock compensation resulting from both Maxtor options and options issued by Quantum to employees who joined Maxtor in connection with the merger on April 2, 2001. Stock compensation charges were as follows (in thousands):

	Three months ended		Six months ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Cost of Sales	$186.9	$37.8	$244.6	$75.6

Selling, General and Administrative	1,039.5	896.80	1,772.7	1,727.2

Research and Development	1,486.6	145.1	1,632.7	966.8

Total Stock Compensation Expense	$2,713.0	$1,079.7	$3,650.0	$2,769.6

      In addition, Quantum Corporation issued restricted DSS shares to Quantum employees who joined Maxtor in connection with the merger in exchange for the fair value of DSS options held by such employees. A portion of the acquisition purchase price has been allocated to this deferred compensation, recorded as prepaid expense, and is amortized to expenses over the vesting period as the vesting of the shares are subject to continued employment with Maxtor. Amortization as of June 30, 2001 was as follows (in thousands):

	Three months ended		Six months ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Cost of Sales	$2,331.1	—	$2,331.1	—

Selling, General and Administrative	7,039.6	—	7,039.6	—

Research and Development	19,658.9	—	19,658.9	—

	$29,029.6	—	$29,029.6	—

  Purchased In-process Research and Development (IPR&D)

      The Company expensed purchased in-process research and development costs of $94.7 million on the acquisition date as a result of the business combination transaction with Quantum HDD. These amounts were expensed because the acquired technology had not yet reached technological feasibility and had no future alternative uses. For additional information regarding the Quantum HDD acquisition and the costs associated with purchased in-process research and development, see Note 2 of the Notes to Condensed Consolidated Financial Statements.

  Amortization of Goodwill and Other Intangible Assets

      Amortization of goodwill and other intangible assets represents the amortization of goodwill, workforce, customer list and other current products and technology, arising from our acquisitions of CDS in September 1999 and Quantum HDD in April 2001.

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

  Interest Expense

      Interest expense increased by $2.4 million in the second quarter of 2001 and increased by $1.5 million for the first six months of fiscal year 2001 compared to the corresponding periods in 2000. Total short-term and long-term outstanding borrowings were $112.7 million as of July 1, 2000 and $231.9 million as of June 30, 2001, primarily reflecting the acquisition of Quantum HDD.

  Interest and Other Income

      Interest and other income increased $4.8 million and $3.3 million for the three and six month periods ended June 30, 2001 when compared to the corresponding periods in fiscal year 2000. The increases were principally due to the additional cash and cash equivalents acquired in the Quantum HDD merger. Total cash and cash equivalents and marketable securities were $393.3 million as of July 1, 2000 compared to $626.9 million as of June 30, 2001.

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

      The Company recorded approximately $196.2 million of deferred tax liabilities in connection with the acquisition of Quantum HDD. The deferred taxes were recorded principally to reflect the taxes which would become payable upon the repatriation of the cash which was invested abroad by Quantum HDD. In addition, the Company recorded approximately $142 million in other liabilities associated with Maxtor’s agreement to reimburse Quantum Corporation for income tax liabilities for certain years prior to the acquisition of Quantum HDD by Maxtor.

  Pending Acquisition of MMC Technology

      The Company entered into a non-binding letter of intent for the purchase of MMC Technology, Inc., a wholly-owned subsidiary of Hynix Semiconductor America Inc. for a purchase price of $1 million in cash plus the assumption of MMC’s liabilities estimated to be $110 million to $135 million. MMC, based in San Jose, California, manufactures media for hard disk drives. At least 95% of MMC’s revenues come from the sale of media to Maxtor. The acquisition is subject to customary conditions and is expected to close no later than September 2, 2001.

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

      As of June 30, 2001, our outstanding debt comprised of $77.6 million of publicly-traded subordinated debentures, due March 1, 2012, and a Singapore dollar denominated loan equivalent to $20.9 million from the Economic Board of Development of Singapore, which is guaranteed by a bank. As a result of the acquisition of Quantum HDD, the Company has assumed a mortgage of $37.5 million due October 31, 2006. In addition, the Company has indemnified Quantum Corporation for one-third of its outstanding $287.5 million convertible subordinated issue due August 1, 2004. Our outstanding subordinated debentures are entitled to annual sinking fund payments of $5.0 million, which commenced March 1, 1998. These debentures no longer are convertible into our common stock or any other security of Maxtor. The Singapore dollar denominated loan has seven consecutive semi-annual installment payments, which commenced on March 1, 2001.

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

      We also have a $200.0 million asset securitization program with Fleet National Bank under which we sell our eligible trade accounts receivable on a non-recourse basis through a special purpose entity. At June 30, 2001, $150 million of accounts receivable was securitized under the program and excluded from our accounts receivable balance. The Company has received a sixty-day extension for its asset securitization program, and the Company is currently negotiating with its banks to replace the existing facility with a facility for $200 – 350 million. The Company expects to have a replacement facility in place prior to the expiration of the facility.

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

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company will adopt SFAS 142 effective January 1, 2002 which will result in the Company no longer amortizing it existing goodwill. At June 30, 2001, goodwill approximated $715.0 million and goodwill amortization approximated $35.8 million and $38.3 million for the three and six-months ended June 30, 2001, respectively. In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions. The Company is required to complete transition impairment tests no later than December 31, 2002. Any impairment resulting from these transition tests will be recorded as of January 1, 2002 and will be recognized as of the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment tests. Furthermore, if the Company acquires MMC Technology Inc. as anticipated, the adoption of SFAS 142 will cause there to be no amortization of the goodwill resulting from that acquisition.

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

	Valuation of Security				Valuation of Security
	Given X% Decrease			Fair Value as of	Given X% Increase
	in the Security Price			June 30, 2001	in the Security Price

% Change	50%	25%	15%		-15%	-25%	-50%

Corporate equity investments	8,526	7,105	6,537	5,684	4,831	4,263	2,842

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

10.83[1]*	Master Agreement between Matsushita Kotobuki Industries Ltd., and Maxtor Corporation dated April 2, 2001.
10.84[1]*	Purchase Agreement between Matsushita Kotobuki Electronics Industries, Ltd., and Maxtor Corporation dated April 2, 2001.
10.85*	Amendment to Liquidity Agreement dated June 30, 2001, among the Registrant, Blue Keel Funding, LLC, the Liquidity Institutions and Fleet National Bank.

[1]	The Company has requested confidential treatment for certain portions of this agreement. The confidential portions have been separately filed with the Securities & Exchange Commission.

*	Previously filed.

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

Paul J. Tufano
Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer

Date: August 14, 2001

EXHIBIT INDEX

Exhibit
Number	Description

10.83[1]*	Master Agreement between Matsushita Kotobuki Industries Ltd., and Maxtor Corporation dated April 2, 2001.
10.84[1]*	Purchase Agreement between Matsushita Kotobuki Electronics Industries, Ltd., and Maxtor Corporation dated April 2, 2001.
10.85*	Amendment to Liquidity Agreement dated June 30, 2001, among the Registrant, Blue Keel Funding, LLC, the Liquidity Institutions and Fleet National Bank.

[1]	The Company has requested confidential treatment for certain portions of this agreement. The confidential portions have been separately filed with the Securities & Exchange Commission.

*	Previously filed.