Form 10-Q/A
period 2001-03-31
MAXTOR CORP
filed 2001-10-22
CIK 711039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________ .

COMMISSION FILE NUMBER: 0-14016

MAXTOR CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	77-0123732 (I.R.S. EMPLOYER IDENTIFICATION NO.)

510 COTTONWOOD DRIVE, MILPITAS, CA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	95035 (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 432-1700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
COMMON STOCK, PAR VALUE $.01 PER SHARE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
5.75% CONVERTIBLE SUBORDINATED DEBENTURES, DUE MARCH 1, 2012

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     The aggregate market value of the registrant’s common stock, $.01 par value per share, held by nonaffiliates of the registrant was $872,921,237 on May 9, 2001 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes.

     As of May 9, 2001, 238,386,671 shares of the registrant’s Common Stock, $.01 par value, were issued and outstanding.

MAXTOR CORPORATION

FORM 10-Q

MARCH 31, 2001

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAXTOR CORPORATION

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS

	MARCH 31,	DECEMBER 30,
	2001	2000

	(UNAUDITED)
Current assets:
Cash and cash equivalents	$180,178	$193,228
Marketable securities	168,431	182,949
Accounts receivable, net of allowance of doubtful accounts $16,048 at March 31, 2001 and $15,148 at December 30, 2000	202,537	284,253
Inventories, net	110,102	106,405
Prepaid expenses and other	39,744	34,577

Total current assets	700,992	801,412
Property, plant and equipment, net	188,508	165,926
Goodwill and other intangible assets, net	41,797	44,237
Other assets	14,041	13,344

Total assets	$945,338	$1,024,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$13,385	$15,432
Accounts payable	390,589	421,338
Accrued and other liabilities	145,632	192,152

Total current liabilities	549,606	628,922
Long-term debt, net of current portion	85,522	92,259

Total liabilities	635,128	721,181
Common stock, $0.01 par value, 250,000,000 shares authorized; 117,052,194 shares issued and outstanding at March 31, 2001 and 116,205,270 shares issued and outstanding at December 30, 2000	1,170	1,162
Additional paid-in capital	1,065,096	1,059,899
Accumulated deficit	(758,787)	(760,126)
Cumulative other comprehensive income	2,731	2,803

Total stockholders’ equity	310,210	303,738

Total liabilities and stockholders’ equity	$945,338	$1,024,919

     See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED

	MARCH 31,	APRIL 1,
	2001	2000

Net revenues	$630,821	$691,286
Cost of revenues	541,805	582,456

Gross profit	89,016	108,830
Operating expenses:
Research and development	59,020	55,362
Selling, general and administrative	27,466	25,318
Amortization of goodwill and other intangible assets	2,487	2,520

Total operating expenses	88,973	83,200

Income from operations	43	25,630
Interest expense	(2,938)	(3,863)
Interest and other income	5,756	7,287
Other loss	(1,286)	—

Income before provision for income taxes	1,575	29,054
Provision for income taxes	236	1,453

Net income	1,339	27,601
Unrealized gain (loss) on investments, net of tax	(72)	4,851

Comprehensive income	$1,267	$32,452

Net income per share — basic	$0.01	$0.24
Net income per share — diluted	$0.01	$0.23
Shares used in per share calculation
— basic	114,865,211	114,029,979
— diluted	118,901,084	118,037,206

     See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED

	MARCH 31, 2001	APRIL 1, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,339	$27,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,137	20,017
Amortization of goodwill and other intangible assets	2,486	2,512
Stock compensation expense	936	1,767
Loss on sale of property, plant and equipment and other assets	89	47
Gain on retirement of bond	(857)	—
Change in assets and liabilities:
Accounts receivable	81,716	(20,935)
Inventories	(3,697)	(3,502)
Other assets	(7,329)	(5,149)
Accounts payable	(36,279)	6,823
Accrued and other liabilities	(46,566)	5,648

Net cash provided by operating activities	13,975	34,829

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	57	25
Purchase of property, plant and equipment	(39,335)	(14,049)
Proceeds (purchase of) from marketable securities	15,911	(3,399)

Net cash used in investing activities	(23,367)	(17,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of debt. including short-term borrowings	(7,927)	(2,731)
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	4,269	6,444

Net cash used in (provided by) financing activities	(3,658)	3,713

Net change in cash and cash equivalents	(13,050)	21,119
Cash and cash equivalents at beginning of period	193,228	240,357

Cash and cash equivalents at end of period	$180,178	$261,476

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,627	$6,008
Income taxes	$285	$67
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, plant and equipment financed by accounts payable	$5,530	$447
Retirement of debt in exchange for bond redemption	$5,000	$5,000

     See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation (“Maxtor” or the “Company”) and its’ wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2000 incorporated in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

2. INVENTORIES

	MARCH 31, 2001	DECEMBER 30, 2000

Inventories, net (in thousands):
Raw materials	$27,078	$34,164
Work-in-process	7,731	8,352
Finished goods	75,293	63,889

	$110,102	$106,405

3. NET INCOME PER SHARE

     In accordance with the disclosure requirements of Statements of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” a reconciliation of the numerator and denominator of the basic and diluted net income per share calculations is provided as follows (in thousands, except share and per share amounts):

		THREE MONTHS ENDED

		MARCH 31, 2001	APRIL 1, 2000

	NUMERATOR — BASIC AND DILUTED
	Net income	$1,339	$27,601

	Net income available to common stockholders	$1,339	$27,601

	DENOMINATOR
	Basic weighted average common shares outstanding	114,865,211	114,029,979
	Effect of dilutive securities:
	Common stock options	2,268,373	4,007,227
	Contingently issuable shares	1,767,500	—

	Diluted weighted average common shares	118,901,084	118,037,206

Net income per share	— basic	$0.01	$0.24

	— diluted	$0.01	$0.23

4. SEGMENT AND MAJOR CUSTOMERS INFORMATION

     Based on the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has two reportable segments; hard disk drive

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

operations and the network systems group. The Company has a worldwide sales, service and distribution network. Products are marketed and sold through a direct sales force to OEMs, distributors and retailers in the United States, Europe and Asia Pacific.

     The following table presents net revenue and net income (loss) for groups of similar products:

	THREE MONTHS ENDED

	MARCH 31, 2001	APRIL 1, 2000

	(IN THOUSANDS)
Net revenues:
Hard Disk Drive Operations	$626,563	$689,157
Network Systems Group	4,258	2,129

Total	$630,821	$691,286

Net income (loss):
Hard Disk Drive Operations	$13,574	$36,142
Network Systems Group	(12,235)	(8,541)

Total	$1,339	$27,601

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

     Operations outside the United States primarily consist of the manufacturing plant in Singapore that produces subassemblies and final assemblies for the Company’s disk drive products. Revenue by destination and long-lived asset information by geographic area for the three months ended March 31, 2001 and April 1, 2000 is presented in the following table:

	THREE MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31, 2001		APRIL 1, 2000

		LONG-LIVED		LONG-LIVED
	REVENUE	ASSETS	REVENUE	ASSETS

	(IN THOUSANDS)
United States	$288,511	$58,692	$308,332	$52,317
Asia Pacific	170,981	128,819	190,277	72,710
Europe	144,962	997	161,310	1,022
Latin America and other	26,367	0	31,367	0

Total	$630,821	$188,508	$691,286	$126,049

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6. RELATED PARTY TRANSACTION

     The Company had cost of revenue that included certain component parts purchased from MMC Technology, Inc., a wholly owned subsidiary of HEA, amounting to $38 million for the quarter ended March 31, 2001 and $41 million during the comparable quarter of fiscal 2000. The cost of revenue also includes certain component parts purchased from Hynix Semiconductor America (“HSA”) which to date have not been significant.

7. CONTINGENCIES

     The Company was previously involved in a dispute with StorMedia Incorporated, which arose out of an agreement among Maxtor, StorMedia and Hynix Semiconductor Inc., formerly Hyundai Electronics Industries Co. Ltd. (“HSI”). On February 8, 2001, the Bankruptcy Court for the Northern District of California, San Jose Division, entered an order implementing and approving as fair and reasonable the terms of a settlement agreement pursuant to which HSI., and Maxtor paid to StorMedia an aggregate of $9.7 million in settlement of the parties’ dispute. This settlement amount is accrued in Maxtor’s fiscal year 2000 financial statements. The settlement is now final and all cases relating to this matter have been dismissed.

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

     On March 18, 1999, Maxtor was sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Quantum had also been sued by Papst prior to the merger. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with several other pending litigations involving the Papst patents. Papsts’ infringement allegations are based on spindle motors that Maxtor and Quantum had purchased from third party motor vendors, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of the spindle motors used in its hard disk drives from vendors that were licensed under Papst’s patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under Papst’s patents. As part of the Quantum/Maxtor merger, Maxtor will assume Quantum’s potential liabilities to Papst. A motion to substitute Maxtor for Quantum in this litigation will be presented to the court.

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9. QUANTUM HDD ACQUISITION

     On April 2, 2001, Maxtor completed the business combination transaction with the hard disk drive business (“HDD”) of Quantum Corporation (“Quantum”). The merger was effected in accordance with the Amended and Restated Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of October 3, 2000, by and among Quantum, Insula Corporation, a Delaware corporation and a wholly owned subsidiary of Quantum (“Insula”), Maxtor, and Hawaii Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Maxtor. Pursuant to the Merger Agreement, Quantum split off HDD into Insula and redeemed the Quantum HDD common stock in exchange for Insula stock. Immediately thereafter, Insula was merged with and into Maxtor, with Maxtor continuing after the merger as the surviving corporation. The merger was approved by the stockholders of both companies on March 30, 2001. The merger is intended to qualify as a tax-free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended and will be accounted for as a purchase. A full description of the transaction is contained in the joint proxy statement/prospectus of Maxtor and Quantum dated March 1, 2001.

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

     In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which replaces SFAS No. 125 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of provisions in SFAS 125 without reconsideration. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes.

     This Statement is to be applied prospectively with certain exceptions. The Company has adopted the provisions of SFAS No. 140 without significant impact on the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.

     This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements including those discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: “Results of Operations”; “Liquidity and Capital Resources”; “Certain Factors Affecting Future Performance”; and elsewhere in this report. In this report, the words “anticipate,” “believe,” “expect,” “intend,” “future,” “may,” “will,” “should,” “plan,” “estimate,” “predict,” “potential,” “continue,” and similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following risk factors and elsewhere in this report.

     Maxtor®, DiamondMax®, Formula 4®, and Maxfax® are registered trademarks and NoQuibble® is a registered servicemark of Maxtor. The Maxtor logo, MaxAttach™ and ReflectIt™ are trademarks of Maxtor. All other brand names and trademarks appearing in this report are the property of their respective holders.

ACQUISITION OF QUANTUM HDD

     On April 2, 2001, Maxtor completed the business combination transaction with the hard disk drive business (“HDD”) of Quantum Corporation (“Quantum”). The merger was effected in accordance with the Amended and Restated Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of October 3, 2000, by and among Quantum, Insula Corporation, a Delaware corporation and a wholly owned subsidiary of Quantum (“Insula”), Maxtor, and Hawaii Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Maxtor. Pursuant to the Merger Agreement, Quantum split off HDD into Insula and redeemed the Quantum HDD common stock in exchange for Insula stock. Immediately thereafter, Insula was merged with and into Maxtor, with Maxtor continuing after the merger as the surviving corporation. The merger was approved by the stockholders of both companies on March 30, 2001. The merger is intended to qualify as a tax-free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended and will be accounted for as a purchase. A full description of the transaction is contained in the joint proxy statement/prospectus of Maxtor and Quantum dated March 1, 2001.

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

REVENUE AND GROSS PROFIT

	THREE MONTHS ENDED

	MARCH 31, 2001	APRIL 1, 2000	CHANGE

	(UNAUDITED)
	(IN MILLIONS)
Total revenue	$630.8	$691.3	$(60.5)
Gross profit	$89.0	$108.8	$(19.8)
Net income	$1.3	$27.6	$(26.3)
As a percentage of revenue:
Total revenue	100.0%	100.0%
Gross profit	14.1%	15.7%
Net income	0.2%	4.0%

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

OPERATING EXPENSES

	THREE MONTHS ENDED

	MARCH 31, 2001	APRIL 1, 2000	CHANGE

	(UNAUDITED)
	(IN MILLIONS)
Research and development	$59.0	$55.4	$3.6
Selling, general and administrative	$27.5	$25.3	$2.2
Amortization of goodwill and other intangible assets	$2.5	$2.5	$—
As a percentage of revenue:
Research and development	9.4%	8.0%
Selling, general and administrative	4.4%	4.0%
Amortization of goodwill and other intangible assets	0.4%	0.3%

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

  Selling, General and Administrative (SG&A)

     SG&A expense as a percentage of revenue increased to 4.4% in the first quarter of 2001 compared to 4.0% for the same quarter in 2000. The increase in absolute dollars for SG&A is primarily due to our costs associated with supporting Maxtor’s higher sales volume and increased emphasis in the distribution and retail markets, as well as support for a broader Network Systems Group product portfolio.

  Stock Compensation

     In 1996, we adopted the 1996 Stock Option Plan (the “Plan”), pursuant to which substantially all of our domestic employees and certain international employees received options that were required to be accounted for as variable options. These options, which were granted between May 1996 and October 1997, required remeasurement of any intrinsic compensation element at each reporting date determined by the difference between the estimated current fair value of our stock and the exercise price of the options. In the first quarter of 1998, we amended and restated the Plan to remove the variable features and all grants subsequent to October 1997 have been subject to fixed terms. In the second quarter of 1998, we offered and re-issued new fixed-award options in exchange for options previously issued under variable terms, thereby eliminating the requirement to remeasure these options in subsequent periods. In connection therewith, we recorded compensation expense related to the difference between the estimated fair market value of our stock as of March 28, 1998 and the stated value of our options. Compensation cost was reflected in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Accordingly, we recorded non-cash compensation expense of $0.1 million in the first three months of 2001 and $0.3 million in the first three months of 2000. The remaining unrecognized compensation element will be reflected in quarterly charges, decreasing sequentially through the second quarter of 2001 with an adjustment relating to forfeitures of employee stock options for which compensation charges had previously been recorded.

  Amortization of Goodwill and Other Intangible Assets

     Amortization of goodwill and other intangible assets represents the amortization of workforce, customer list and other current products and technology, arising from our acquisition of CDS in September 1999.

  Interest Expense and Interest Income

	THREE MONTHS ENDED

	MARCH 31, 2001	APRIL 1, 2000	CHANGE

	(UNAUDITED)
	(IN MILLIONS)
Interest expense	$2.9	$3.9	$(1.0)
Interest and other income	$5.8	$7.3	$(1.5)
Other loss	$1.3	$—	$1.3
As a percentage of revenue:
Interest expense	0.5%	0.6%
Interest and other income	0.9%	1.1%
Other loss	0.2%	0.0%

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

     Other loss relates to an impairment of an investment in marketable securities.

  Provision for Income Taxes

	THREE MONTHS ENDED

	MARCH 31, 2001	APRIL 1, 2000	CHANGE

	(UNAUDITED)
	(IN MILLIONS)
Income before provision for income taxes	$1.6	$29.1	$(27.5)
Provision for income taxes	$0.2	$1.5	$(1.3)

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

     The market price of our common stock and the number of shares traded each day have varied greatly. Such fluctuations may continue due to numerous factors including:

•	quarterly fluctuations in operating results;

•	announcements of new products by us or our competitors such as products that address additional hard disk drive segments;

•	gains or losses of significant customers such as Dell, Compaq or IBM;

•	changes in stock market analysts’ estimates;

•	the presence or absence of short-selling of our common stock;

•	events affecting other companies that the market deems comparable to Maxtor;

•	general conditions in the semiconductor and electronic systems industries; and

•	general economic conditions in the United States and abroad.

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

OUR STOCK PRICE MAY BE AFFECTED BY SALES OF OUR COMMON STOCK BY HYNIX SEMICONDUCTOR AMERICA.

     Our stock price may be affected by sales of our common stock by Hynix Semiconductor America (“HSA”) or the perception that such sales may occur due to the financial condition of (“HSI”) affiliates or otherwise. On May 7, 2001, HSA requested registration of approximately 28.3 million shares of Maxtor common stock pursuant to its rights under the stockholders agreement between Maxtor, HSA and HSI dated June 25, 1998, as amended on October 3, 2000, and advised that it intends to sell shares in a firm underwritten offering. There can be no assurance that a registration statement will be filed or that, if filed, shares will be sold.

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

     Some of our personal computer manufacturing customers also are considering or have implemented a “channel assembly” model in which the manufacturer ships a minimal computer system to the dealer or other assembler, and component suppliers (including hard disk drive manufacturers) ship parts directly to the dealer or other assembler for installation at its location. Finally, some of our manufacturing customers have adopted just-in-time inventory management processes that require component suppliers to maintain inventory at or near the customer’s production facility. These new business models require us to hold products in inventory longer. These changing policies also increase our capital requirements and costs, complicate inventory management strategies and make it difficult to match manufacturing plans with projected customer demand. As a result, there is an increased risk that inventory will become obsolete or average selling price could decline, either of which could cause our operating results to suffer.

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

     Although we are expected to be one of the largest hard disk drive manufacturers after the merger, our size alone will not eliminate all of the advantages of our competitors. Some of our competitors make many of their own components which may provide them with benefits including lower costs. Our competitors may also:

•	consolidate or establish strategic relationships among themselves to lower their product costs or to otherwise compete more effectively against us;

•	lower their product prices to gain market share; or

•	bundle their products with other products to increase demand for their products.

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

     Our volume manufacturing operations are based primarily in Singapore. A flood, earthquake, political instability or other disaster or condition after the merger affecting either’s facilities or ability to manufacture could harm our business, financial condition and operating results. In addition, we will need to acquire additional manufacturing capacity in the future. Our inability to add capacity to allow us to meet customers’ demands in a timely manner may limit our future growth and could harm our business, financial condition and operating results.

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

     Unlike some of our competitors, we do not manufacture any of the parts used in our products. Instead, our products incorporate parts designed by and purchased from third party suppliers. Consequently, the success of our products depends on our ability to gain access to and integrate parts that use leading-edge technology. To successfully manage the integration of parts, we must:

•	obtain high quality parts;

•	hire skilled personnel;

•	effectively integrate different parts from a variety of suppliers;

•	manage difficult scheduling and delivery problems; and

•	develop and maintain relationships with key suppliers.

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

     Any future equity financing will decrease the percentage equity ownership of our stockholders and may, depending on the price at which the equity is sold, result in significant economic dilution to them. Our board of directors will be authorized under our charter documents to issue preferred stock with rights, preferences or privileges senior to those of the common stock without stockholder approval. Our recent merger with Quantum HDD limits the Company’s ability to conduct any equity financing until the second quarter of 2003.

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

WE ARE SUBJECT TO EXISTING INFRINGEMENT CLAIMS WHICH ARE COSTLY TO DEFEND AND MAY HARM OUR BUSINESS.

     We have been sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Quantum had also been sued by Papst prior to the merger. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with several other pending litigations involving the Papst patents. Papst’s infringement allegations are based on spindle motors that Maxtor and Quantum had purchased from third party motor vendors, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of the spindle motors used in its hard disk drives from vendors that were licensed under Papst’s patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under Papst’s patents. As part of the Quantum/Maxtor merger, Maxtor will assume Quantum’s potential liabilities to Papst. A motion to substitute Maxtor for Quantum in this litigation will be presented to the court.

     While we believe that we have valid defenses to Papst’s claims, the results of any litigation are inherently uncertain and other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents could be asserted by Papst. Additionally, we cannot assure you that we will be able to successfully defend ourselves against this or any other Papst lawsuit. The Papst complaint asserts claims to an unspecified dollar amount of damages. A favorable outcome for Papst in this lawsuit could result in the issuance of an injunction against us and our products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, we also could be required to pay treble damages and Papst’s attorney’s fees. Accordingly, a litigation outcome favorable to Papst could harm our business, financial condition, and operating results.

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

WE ARE SUBJECT TO NUMEROUS RISKS RELATED TO THE MERGER WITH QUANTUM HDD.

     In addition to the general operational and financial risk factors stated above, we are subject to a number of risks specifically related to the recently completed merger with Quantum HDD. These risks include, but are not limited to, the following:

•	We may be unsuccessful in integrating Quantum HDD’s business operations with our own. The challenges involved in integrating the two businesses include, but are not limited to, the following:

	•	retaining the existing customers and employees of each business;

	•	coordinating research and development activities to permit efficient time-to-market introductions and time-to-volume production for new products and technologies;

	•	coordinating manufacturing operations in an optimum manner;

	•	integrating purchasing and procurement operations in multiple worldwide locations;

	•	combining product offerings and product lines in a common platform and incorporating acquired technology into new products effectively and quickly;

	•	integrating sales efforts so that customers can do business easily with us;

	•	transitioning all world-wide facilities to common accounting and information technology systems;

	•	developing and maintaining uniform standards, controls, procedures and policies; and

	•	controlling the costs associated with integration.

•	We may fail to achieve the anticipated beneficial synergies such as cost reductions.

•	The equity interests of our stockholders may be diluted as a result of the exercise after the closing of Quantum HDD options assumed at the closing.

•	Our financial results will be adversely affected due to the costs of the merger, which are expected to be between $80 million and $150 million; amortization of goodwill and other intangibles and also due to the liabilities of Quantum HDD assumed by us in the merger, such as any liability incurred by Quantum HDD in connection with the Papst litigation in which it also is a named defendant.

•	We may be unable to enter into manufacturing and purchase agreements with MKE, which could result in our not having a source of supply for an adequate volume of some of our products.

•	We indemnified Quantum for the amount of any tax payable by Quantum as a result of the split-off to the extent the tax is not covered by insurance (unless imposition of the tax is the result of Quantum’s actions, or acquisitions of Quantum stock, after the merger).

•	In order to avoid the risk of triggering a tax obligation of Quantum, we will be required to abide by potentially significant restrictions with respect to our equity securities for two years after the merger which could harm our ability to attract and retain key personnel. These same restrictions will likely render us a less attractive acquisition candidate for at least two years after the merger, and will also adversely affect our ability to raise capital for two years after the merger.

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

				FAIR VALUE AS OF
INVESTMENT PORTFOLIO	+150 BPS	+100 BPS	+50 BPS	MARCH 31, 2001	-50 BPS	-100 BPS	-150 BPS

Financial Instruments	166,168	166,784	167,394	168,431	168,615	169,234	169,858
% Change	-1.34%	-0.98%	-0.62%		0.11%	0.48%	0.85%

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

	VALUATION OF SECURITY				VALUATION OF SECURITY
	GIVEN X% DECREASE			FAIR VALUE AS OF	GIVEN X% INCREASE
	IN THE SECURITY PRICE			MARCH 31, 2001	IN THE SECURITY PRICE

% Change	50%	25%	15%		-15%	-25%	-50%
Corporate equity investment	1,872	1,560	1,435	1,248	1,061	936	624

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

ITEM 1. LEGAL PROCEEDINGS

     The Company was previously involved in a dispute with StorMedia Incorporated, which arose out of an agreement among Maxtor, StorMedia and Hynix Semiconductor Inc., formerly Hyundai Electronics Industries Co. Ltd. (“HSI”). On February 8, 2001, the Bankruptcy Court for the Northern District of California, San Jose Division, entered an order implementing and approving as fair and reasonable the terms of a settlement agreement pursuant to which HSI., and Maxtor paid to StorMedia an aggregate of $9.7 million in settlement of the parties’ dispute. This settlement amount is accrued in Maxtor’s fiscal year 2000 financial statements. The settlement is now final and all cases relating to this matter have been dismissed.

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

     On March 18, 1999, Maxtor was sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Quantum had also been sued by Papst prior to the merger. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with several other pending litigations involving the Papst patents. Papst’s infringement allegations are based on spindle motors that Maxtor and Quantum had purchased from third party motor vendors, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of the spindle motors used in its hard disk drives from vendors that were licensed under Papst’s patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under Papst’s patents. As part of the Quantum/Maxtor merger, Maxtor will assume Quantum’s potential liabilities to Papst. A motion to substitute Maxtor for Quantum in this litigation will be presented to the court.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     A special meeting of the stockholders of Maxtor was held on March 30, 2001. Following are the matters voted upon at the meeting, and the number of votes cast for or against, as well as the number of abstentions and broker non-votes for each such matter:

     Matter 1. Proposal to adopt the Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of October 3, 2000, with Quantum Corporation, as provided in the proxy statement/prospectus.

For: 88,742,186 Abstained: 31,430	Against: 179,145 Broker non-votes: 0

     Matter 2. Proposal to approve the amendment of the Maxtor Corporation Amended and Restated 1996 Stock Option Plan.

For: 64,717,456 Abstained: 574,134	Against: 23,661,171 Broker non-votes: 0

     Matter 3. Proposal to approve the amendment of the Maxtor Corporation 1998 Employee Stock Purchase Plan.

For: 86,817,588 Abstained: 567,867	Against: 1,567,306 Broker non-votes: 0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

10.80	Forms of Executive Retention Incentive Agreement and Promissory Note, each dated November 19, 1999, between Registrant and the following executives: Pantelis Alexopoulos, Michael D. Cordano, Phillip C. Duncan, Misha Rozenberg, Glenn H. Stevens, K.H. Teh and Michael J. Wingert.(**)(***)

(**)	Management contract, or compensatory plan or arrangement.

(***)	Incorporated by reference to exhibits of Form 10-K filed March 29, 2000.

(b)  Reports on Form 8-K.

     Maxtor filed a Current Report on Form 8-K on April 17, 2001 in which it reported in Item 2 that Maxtor had completed the business combination transaction with the hard disk drive business of Quantum Corporation (“Quantum HDD”), and setting forth in Item 7 the following exhibits: the General Assignment and Assumption Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Maxtor; the Separation and Redemption Agreement dated April 2, 2001 among Quantum Corporation, Insula Corporation and Maxtor; the Tax Sharing and Indemnity Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Maxtor; the Transitional Services Agreement dated April 2, 2001 among Quantum Corporation, Insula Corporation and Maxtor; the Intellectual Property Agreement dated April 2, 2001 among Quantum Corporation and Insula Corporation; the Indemnification Agreement dated April 2, 2001 among Quantum Corporation, Insula Corporation and Maxtor; the Real Estate Matters Agreement dated April 2, 2001 among Quantum Corporation, Insula Corporation and Maxtor; the Certificate of Merger as filed with the Secretary of State of Delaware on April 2, 2001; and a press release dated April 2, 2001 announcing that the stockholders of both companies have approved Maxtor’s proposed business combination with Quantum HDD.

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

Date: October 12, 2001