Form 10-Q
period 2001-09-29
MAXTOR CORP
filed 2001-11-13
CIK 711039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 29, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file Number: 0-14016

Maxtor Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0123732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 McCarthy Blvd., Milpitas, CA	95035
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 894-5000

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑           No  ☐

      As of November 7, 2001, 239,799,343 shares of the registrant’s Common Stock, $.01 par value, were issued and outstanding.

MAXTOR CORPORATION

FORM 10-Q

September 29, 2001

PART I.     FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

MAXTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 29,	December 30,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$375,014	$193,228
Restricted cash	98,594	—
Marketable securities	171,477	182,949
Accounts receivable, net of allowance for doubtful accounts $19,060 at September 29, 2001 and $15,148 at December 30, 2000	328,696	284,253
Inventories, net	236,228	106,405
Prepaid expenses and other	64,917	34,577

Total current assets	1,274,926	801,412
Property, plant and equipment, net	387,391	165,926
Goodwill and other intangible assets, net	987,317	44,237
Other assets	28,245	13,344

Total assets	$2,677,879	$1,024,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$46,046	$15,432
Accounts payable	539,647	421,338
Accrued and other liabilities	420,639	192,152

Total current liabilities	1,006,332	628,922
Deferred taxes	196,218	—
Long-term debt, net of current portion	253,429	92,259
Other liabilities	144,806	—

Total liabilities	1,600,785	721,181
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 241,175,987 shares issued and outstanding at September 29, 2001 and 116,205,270 shares issued and outstanding at December 30, 2000	2,412	1,162
Additional paid-in capital	2,321,314	1,059,899
Deferred compensation	(6,163)	—
Accumulated deficit	(1,244,282)	(760,126)
Cumulative other comprehensive income	3,813	2,803

Total stockholders’ equity	1,077,094	303,738

Total liabilities and stockholders’ equity	$2,677,879	$1,024,919

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OF COMPREHENSIVE INCOME
(In thousands except share and per share amounts)

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

Net Revenues	$1,045,020	$619,314	$2,717,408	$1,977,674
Cost of revenues	963,931	556,379	2,469,366	1,706,592

Gross profit	81,089	62,935	248,042	271,082
Operating expenses:
Research and development	124,497	54,851	322,748	171,411
Selling, general and administrative	53,607	23,269	188,992	75,264
Amortization of goodwill and other intangible assets	63,265	2,520	127,671	7,560
Purchased in-process research and development	400	—	95,140	—

Total operating expenses	241,769	80,640	734,551	254,235

Income (loss) from operations	(160,680)	(17,705)	(486,509)	16,847
Interest expense	(6,188)	(3,435)	(14,659)	(10,405)
Interest and other income	2,784	6,410	20,569	21,765
Other loss	(503)	—	(1,109)	—

Income (loss) before provision for income taxes	(164,587)	(14,730)	(481,708)	28,207
Provision for (benefit from) income taxes	1,140	(737)	2,448	1,410

Net income (loss)	(165,727)	(13,993)	(484,156)	26,797
Unrealized gain (loss) on investments in equity securities, net of tax	1,613	(2,700)	1,010	2,169

Comprehensive income (loss)	$(164,114)	$(16,693)	$(483,146)	$28,966

Net income (loss) per share — basic	$(0.69)	$(0.12)	$(2.46)	$0.23
Net income (loss) per share — diluted	$(0.69)	$(0.12)	$(2.46)	$0.22
Shares used in per share calculation
— basic	238,629,903	115,709,525	196,829,537	114,906,927
— diluted	238,629,903	115,709,525	196,829,537	119,156,289

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands except share amounts)

						Cumulative
	Common Stock		Additional			Other	Total
			Paid-In	Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income	Equity

Balance, December 30, 2000	116,205,270	$1,162	$1,059,899	$—	$(760,126)	$2,803	$303,738
Issuance of stock under stock option plan	3,940,245	39	19,610	—	—	—	19,649
Issuance of stock relating to Quantum HDD acquisition	121,030,472	1,211	1,229,466	—	—	—	1,230,677
Deferred compensation relating to Quantum HDD acquisition	—	—	9,920	(9,920)	—	—	—
Stock compensation	—	—	2,419	3,757	—	—	6,176
Change in unrealized gain on investments in equity securities	—	—	—	—	—	1,010	1,010
Net loss	—	—	—	—	(484,156)	—	(484,156)

Balance, September 29, 2001	241,175,987	$2,412	$2,321,314	$(6,163)	$(1,244,282)	$3,813	$1,077,094

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended

	September 29,	September 30,
	2001	2000

Cash Flows from Operating Activities:
Net income (loss)	$(484,156)	$26,797
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	91,423	59,861
Amortization of goodwill and other intangible assets	127,661	7,560
Amortization of deferred compensation related to Quantum DSS restricted shares	33,467	—
Purchased in-process research and development	95,140	—
Stock compensation expense	6,175	3,762
Loss on sale of property, plant and equipment and other assets	(104)	2,255
Gain on retirement of bond	(857)	—
Change in assets and liabilities:
Accounts receivable	203,731	(36,859)
Inventories	76,080	(3,480)
Prepaid expenses and other assets	63,291	(3,267)
Accounts payable	(145,566)	3,451
Accrued and other liabilities	(70,432)	22,738

Net cash provided by (used in) operating activities	(4,147)	82,818

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	183	174
Purchase of property, plant and equipment	(101,212)	(89,358)
Cash acquired from acquisitions, net of merger related expenses	374,692	—
Restricted cash acquired from acquisition	(98,594)	—
Purchase of marketable securities	(125,000)	(231,777)
Proceeds from marketable securities	139,478	148,960

Net cash provided by (used in) investing activities	189,547	(172,001)

Cash Flows from Financing Activities:
Principal payments of debt, including short-term borrowings	(16,034)	(7,527)
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	12,420	10,981

Net cash provided by (used in) financing activities	(3,614)	3,454

Net change in cash and cash equivalents	181,786	(85,729)
Cash and cash equivalents at beginning of period	193,228	240,357

Cash and cash equivalents at end of period	$375,014	$154,628

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$16,379	$12,766
Income taxes	$646	$652
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$12,747	$23,549
Retirement of debt in exchange for bond redemption	$5,000	$5,000
Value of shares issued in Quantum HDD acquisition	$1,240,597	$—
Net receivables forgiven for MMC Technology Inc. acquisition	$16,001	$—

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

      The total purchase price and preliminary purchase price allocation of the Quantum HDD merger was as follows (in millions):

Value of securities issued	$1,133.5
Assumption of Quantum HDD options	107.1

1,240.6
Transaction costs	28.8

Total purchase price	$1,269.4

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Preliminary Purchase Price Allocation (in millions):

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

      Under purchase accounting rules, the Company recorded $26.5 million for estimated severance pay associated with termination of approximately 700 employees in the United States. In addition, during the three months ended June 30, 2001, the Company expensed and paid in cash $25.5 million for severance pay associated with termination of approximately 600 Quantum Corporation (“Quantum”) employees. As a result, the total severance cost amounted to $52.0 million and the total number of terminated employees, including Quantum transitional employees was approximately 1,300. Under purchase accounting rules, the Company also recorded liabilities that include $64.6 million for estimated facility exit costs for the closure of certain Quantum HDD offices and research and development facilities located in Milpitas, California, and $12.7 million for certain non-cancelable adverse inventory and other purchase commitments. In the nine months ended September 29, 2001, the Company paid $25.5 million and $6.5 million related to severance pay in the second and third quarters of fiscal year 2001, respectively. The Company also paid $12.7 million related to certain non-cancelable adverse inventory and other purchase commitments in the nine months ended September 29, 2001. The remainder of the severance accrual is expected to be paid during the fourth quarter of fiscal year 2001. The Company has not paid any amounts related to the estimated facility exit costs. The Company expects to pay these amounts starting in the first quarter of fiscal year 2002.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A portion of the purchase price has been allocated to developed technology and acquired in-process research and development. Developed technology and in-process research and development were identified and valued through analysis of data provided by Quantum HDD concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development. Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as in-process research and development and were charged to expense upon closing of the merger.

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The value assigned to in-process research and development was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Quantum HDD and its competitors. The rates utilized to discount the net cash flows to their present value are based on Quantum HDD weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, a discount rate of 23% for High-end and Desktop and other identified projects and a discount rate of 28% for Core Technology and Self Servo-Writer Technology were deemed appropriate. The estimates used in valuing in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. The assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Following were the estimated completion percentages with respect to the research and development efforts and technology lives at the close of the Quantum HDD acquisition:

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

      The acquired assembled workforce was composed of approximately 1,650 skilled employees across Quantum HDD’s Executive, Research and Development, Manufacturing, Supervisor/ Manager, and Sales and Marketing groups. The Company is currently amortizing the value assigned to the assembled workforce of $43 million on a straight-line basis over an estimated remaining useful life of three years. The Company will adopt Statements of Financial Accounting Standards No. 142 (“SFAS 142”) effective December 30, 2001, which will result in the Company no longer amortizing its existing acquired assembled workforce and reclassifying the balance to goodwill.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is currently being amortized on a straight-line basis over its estimated remaining useful life of five years. The Company will adopt SFAS 142 effective December 30, 2001, which will result in the Company no longer amortizing its existing goodwill.

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

	For the Nine Months Ended

	September 29,	September 30,
	2001	2000

	(In millions, except
	per share data)
Revenue	$3,368.0	$4,566.9
Net loss	$(471.5)	$(155.7)
Loss per share — basic and diluted	$(1.98)	$(0.67)

3.     MMC Technology, Inc. Acquisition

      On September 2, 2001, Maxtor completed the acquisition of MMC Technology, Inc. (“MMC”), a wholly-owned subsidiary of Hynix Semiconductor America Inc. (“Hynix”). MMC, based in San Jose, California, designs, develops and manufactures media for hard disk drives. Prior to the acquisition, sales to Maxtor comprised 95% of MMC’s annual revenues. The primary reason for Maxtor acquiring MMC was to provide the Company with an assured source of supply of media. The acquisition has been accounted for as a purchase with a total cost of $17.9 million, which consisted of cash consideration of $1 million, $16 million of loan forgiveness and $0.9 million of estimated direct transaction costs. In connection with the acquisition, the Company has also assumed liabilities of $105.7 million. Included in this amount is $7.3 million owed by MMC to Hynix which is non-interest bearing through March 31, 2002, and any balance remaining thereafter bears interest at nine percent. MMC’s results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition.

      The total purchase price and the preliminary purchase price allocation of the MMC acquisition was as follows (in millions):

Cash paid	$1.0
Forgiveness of loan consideration	16.0

$17.0
Transaction costs	0.9

Total purchase price	$17.9

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Preliminary Purchase Price Allocation (in millions):

Total tangible assets		$97.7
Existing technology		2.8
Goodwill		22.8
In-process research and development		0.4
Liabilities assumed:
Accruals and other liabilities	30.6
Capital lease obligations and debt	75.1

Total liabilities assumed		(105.7)

Total purchase price		$17.9

      The purchase price allocation is preliminary as the Company is currently evaluating various matters related to the acquisition, including other accrued expenses.

      A portion of the purchase price has been allocated to developed technology and acquired in-process research and development. Developed technology and in-process research and development were identified and valued through analysis of data provided by MMC concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income-generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development. Where developmental products had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as in-process research and development and were charged to expense upon closing of the acquisition.

      The value assigned to in-process research and development was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by MMC and its competitors. The rates utilized to discount the net cash flows to their present value were based on an average cost of capital of publicly traded companies comparable to MMC. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, an average discount rate of 28.5% for the 80GB Project and the 120GB Project was deemed appropriate. The estimates used in valuing in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. The assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results.

      The allocation of revenue to existing and in-process technology was based on the obsolescence rate for mechanical and magnetic technology. MMC’s acquired existing technology and in-process research and development consisted of magnetic, mechanical and process technology related primarily to its 80GB and 120GB products. The development cycle for the current research and development with respect to the 80GB

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Program will continue, with the expected completion dates in the third quarter of calendar year 2002. The development cycle for the current research and development with respect to the 120GB Program will continue, with expected completion dates by the fourth quarter of calendar year 2003. Following are the estimated completion percentages with respect to the research and development efforts and technology lives:

	Percent	Expected
	Completed	Technology Life

80GB Program	30%	5 years
120GB Program	5%	5 years

      The Company is amortizing the acquired existing technology of $2.8 million on a straight-line basis over an estimated remaining useful life of five years.

      Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is reflected in the financial statements of the Company. In accordance with SFAS 142, the Company is not amortizing the amount of goodwill associated with the MMC acquisition. The Company expects that none of the goodwill amount will be deductible for tax purposes.

4.     Restricted Cash

      The Company’s restricted cash balance of $98.6 million at September 29, 2001, is associated with short-term letters of credits (“LOCs”), where the Company has chosen to provide cash security in order to lower the cost of the LOCs.

5.     Inventories

	September 29,	December 30,
	2001	2000

Inventories, net (in thousands):
Raw materials	$26,775	$34,164
Work-in-process	7,308	8,352
Finished goods	202,145	63,889

	$236,228	$106,405

6.     Net Income (Loss) Per Share

      In accordance with the disclosure requirements of Statements of Financial Accounting Standards No. 128, “Earnings per Share” a reconciliation of the numerator and denominator of the basic and diluted net

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss) per share calculations is provided as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

Numerator — Basic and diluted
Net income (loss)	$(165,727)	$(13,993)	$(484,156)	$26,797

Net income (loss) available to common stockholders	$(165,727)	$(13,993)	$(484,156)	$26,797

Denominator
Basic weighted average common shares outstanding	238,629,903	115,709,525	196,829,537	114,906,927
Effect of dilutive securities:
Common stock options	—	—	—	4,249,362

Diluted weighted average common shares	238,629,903	115,709,525	196,829,537	119,156,289

Net income (loss) per share
Basic	$(0.69)	$(0.12)	$(2.46)	$0.23

Diluted	$(0.69)	$(0.12)	$(2.46)	$0.22

      The number of basic weighted average common shares for the three and nine months ended September 29, 2001 does not include 1,541,240 contingently issuable shares and 3,309,144 shares as their effect would be anti-dilutive:

7.     Short-Term Borrowings and Long-Term Debt:

	September 29,	December 30,
	2001	2000

	(In thousands)
5.75% Subordinated Debentures due March 1, 2012	$75,885	$79,871
Economic Development Board of Singapore Loan due September 2003	16,910	27,818
Pro rata portion of Quantum Corporation’s 7% Subordinated Convertible Notes due August 1, 2004	95,833	—
Mortgages	37,237	—
Hynix Semiconductor America Inc. Note	7,274	—
Equipment Loans and Capital Leases	66,336	2

	299,475	107,691
Less amounts due within a year	(46,046)	(15,432)

	$253,429	$92,259

      The 5.75% Subordinated Debentures due March 1, 2012 require semi-annual interest payments and annual sinking fund payments of $5.0 million, which commenced March 1, 1998. The Debentures are subordinated in right to payment to all senior indebtedness.

      In September 1999, Maxtor Peripherals (S) Pte Ltd entered into a four-year Singapore dollar denominated loan agreement with the Economic Development Board of Singapore (the “Board”), which is

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being amortized in seven equal semi-annual installments ending September 2003. As of September 29, 2001, the balance was equivalent to $16.9 million. Interest is charged by the Board at 3.5% at September 29, 2001, subject to a minimum of three and one-half percent per year. This loan is supported by a two-year guaranty from a bank. Cash is currently provided as collateral for this guaranty but the Company may, at its option, substitute other assets as security.

      In connection with the acquisition of the Quantum HDD business, Maxtor agreed to indemnify Quantum for the Quantum HDD pro rata portion of Quantum’s outstanding $287.5 million 7% convertible subordinated notes due August 1, 2004, and accordingly the principal amount of $95.8 million has been included in the Company’s long term debt. Quantum is required to pay interest semi-annually on February 1 and August 1, and principal is payable on maturity. The Company is required to reimburse Quantum for interest or principal payments relating to the $95.8 million representing Quantum HDD’s pro rata portion of such notes.

      In connection with the merger with Quantum HDD, the Company acquired real estate and related mortgage obligations. The term of the mortgages is ten years, at an interest rate of 9.2%, with monthly payments based on a twenty-year amortization schedule, and a balloon payment at the end of the 10-year term, which is September 2006.

      In connection with the acquisition of MMC, the Company assumed equipment loans and capital leases amounting to $66.3 million at September 29, 2001, which have maturity dates ranging from December 2001 to October 2004 and interest rates averaging 9.9%. In addition, the Company assumed a note for $7.3 million owing to Hynix, which bears no interest through March 31, 2002; thereafter, unpaid principal amounts bear interest at 9% per annum (the “Maxtor Note”). On January 5, 2001, Hynix issued a promissory note to Maxtor for $2 million in principal amount, representing Hynix’s share of a settlement relating to litigation between Maxtor and Hynix and Stormedia; the note bears interest at 9% per annum, with the payment of principal and interest due on December 31, 2001 (the “Hynix Note”). Hynix and Maxtor have agreed that the principal and accrued interest on the Hynix Note as of December 28, 2001 will be offset against the principal amount of the Maxtor Note, such that the Hynix Note shall be fully paid and the Maxtor Note shall have a principal amount of approximately $5.1 million.

8.     Segment, Geography and Major Customers Information

      Based on the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has two reportable segments; hard disk drive operations and network systems group. The Company has a worldwide sales, service and distribution network. Products are marketed and sold through a direct sales force to original equipment manufacturers (“OEMs”), distributors and retailers in the United States, Europe and Asia Pacific.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents net revenue and operating income (loss) for each operating segment:

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

	(In thousands)
Net revenue:
Hard Disk Drive Operations	$1,035,193	$614,461	$2,694,368	$1,969,584
Network Systems Group	9,827	4,853	23,040	8,090

Total	$1,045,020	$619,314	$2,717,408	$1,977,674

Operating income (loss):
Hard Disk Drive Operations	$(147,361)	$(7,702)	$(449,356)	$46,525
Network Systems Group	(13,319)	(10,003)	(37,153)	(29,678)

Total	$(160,680)	$(17,705)	$(486,509)	$16,847

      The following table presents the reconciliation of segment operating income (loss) to the consolidated income (loss) before provision for (benefit from) income taxes:

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

	(In thousands)
Total segment operating income (loss)	$(160,680)	$(17,705)	$(486,509)	$16,847
Unallocated amounts:
Interest and other income (expense)	(3,907)	2,975	4,801	11,360

Income (loss) before provision for (benefit from) income taxes	$(164,587)	$(14,730)	$(481,708)	$28,207

      Assets of the segment groups are not meaningful for management of the business or for disclosure.

      Maxtor operations outside the United States primarily consist of its manufacturing facilities in Singapore that produce subassemblies and final assemblies for the Company’s disk drive products. Revenue by destination information by geographic area for the three and nine months ended September 29, 2001 and September 30, 2000 is presented in the following table:

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

	(In thousands)
Revenue:
United States	$445,598	$298,297	$1,204,543	$898,522
Asia Pacific	291,445	157,225	748,340	556,061
Europe	304,974	153,925	706,778	459,017
Latin America and other	3,003	9,867	57,747	64,074

Total	$1,045,020	$619,314	$2,717,408	$1,977,674

      Sales to OEMs for the three and nine months ended September 29, 2001 represented 52.3% and 59.2% of total revenue, respectively, compared to 70.6% and 71.0%, respectively, for the corresponding periods in fiscal year 2000. Sales to the distribution and retail channels for the three and nine months ended September 29,

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 represented 47.7% and 40.8% of total revenue, respectively, compared to 29.4% and 29.0%, respectively, for the corresponding periods in fiscal year 2000. Sales to Dell were 10.8% and 12.6% of total revenue in the three and nine months ended September 29, 2001, respectively, compared to 14.1% and 13.3% of total revenue, respectively, in the corresponding periods of fiscal 2000. Dell was the only customer with over 10% of total revenue for the three and nine month periods of fiscal years 2001 and 2000.

      Long-lived asset information by geographic area as of September 29, 2001 and December 30, 2000 is presented in the following table:

	September 29,	December 30,
	2001	2000

	(In thousands)
Long-lived assets:
United States	$1,238,005	$97,436
Asia Pacific	135,271	111,858
Europe	1,429	869

Total	$1,374,705	$210,163

      Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore.

9.     Asset Securitization

      On September 29, 2001, $150 million of accounts receivable was securitized under an asset securitization program and was excluded from the Company’s accounts receivable balance. The program is scheduled to expire on November 24th, 2001. The Company has reached an agreement in principle with three banks with respect to the terms of a $300 million asset securitization program under which the Company will sell its eligible US and Canadian trade accounts receivables on a non-recourse basis through a special purpose entity. The Company expects funding under this facility on or about November 15th, 2001. In the event the new facility does not become effective prior to November 24th, 2001, our business and financial condition may be harmed.

10.     Related Party Transactions

      The Company purchases certain component parts from MMC Technology, Inc., previously a wholly owned subsidiary of Hynix Semiconductor America Inc. (“Hynix,”), which also owns more than 5% of Maxtor’s common stock. On September 2, 2001, Maxtor completed the acquisition of MMC. MMC’s results of operations are included in the Company’s financial statements from the date of acquisition. As part of the acquisition of MMC, Maxtor assumed a note for $7.3 million owing to Hynix, which bears no interest through March 31, 2002; thereafter, unpaid principal amounts bear interest at 9% per annum (the “Maxtor Note”). On January 5, 2001, Hynix issued a promissory note to Maxtor for $2 million in principal amount, representing Hynix’s share of a settlement relating to litigation between Maxtor and Hynix and Stormedia; the note bears interest at 9% per annum, with the payment of principal and interest due on December 31, 2001 (the “Hynix Note”). Hynix and Maxtor have agreed that the principal and accrued interest on the Hynix Note as of December 28, 2001 will be offset against the principal amount of the Maxtor Note, such that the Hynix Note shall be fully paid and the Maxtor Note shall have a principal amount of approximately $5.1 million. Cost of revenue includes $27 million and $99 million for the two and eight months ended September 1, 2001, respectively, compared to $40 million and $121 million for the three and nine months ended September 30, 2000 for such purchases.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Contingencies

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

      On May 22, 2001, Maxtor was sued by Cambrian Consultants, a California corporation, for patent infringement. The complaint alleges infringement by both Maxtor and Quantum products. An answer and counter-claim have been filed. Discovery is ongoing. While the Company believes it has valid defenses to Cambrian’s claims, the results of any litigation are inherently uncertain. Additionally, there can be no assurance the Company will be able to successfully defend itself against this lawsuit. The Cambrian complaint asserts claims to an unspecified dollar amount of damages. A favorable outcome for Cambrian in this lawsuit could result in the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, the Company could also be required to pay treble damages and Cambrian’s attorney’s fees. Accordingly, a litigation outcome favorable to Cambrian could harm the Company’s business, financial condition, and operating results.

12.     Recent Accounting Pronouncements

      The Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137 (“SFAS 137”), Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138 (“SFAS 138”), Accounting for Certain Derivative Instruments and Certain Hedging Activities, also an amendment of SFAS 133, on January 1, 2001. There has been no material impact to the financial statements resulting from the adoption of SFAS 133, SFAS 137 or SFAS 138.

      In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s income statement. EITF 00-25 is effective for the interim

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and year-end periods beginning after December 15, 2001. The Company believes that the adoption of EITF 00-25 will not have a significant impact on its financial statements.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Company has applied SFAS 141 for the acquisition of MMC and will follow the requirements of this statement for all future acquisitions.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company will adopt SFAS 142 effective December 30, 2001, which will result in the Company no longer amortizing its existing goodwill and acquired assembled workforce. At September 29, 2001, goodwill approximated $700.4 million and goodwill amortization approximated $37.7 million and $76.0 million for the three and nine months ended September 29, 2001, respectively. Acquired assembled workforce approximated $43.9 million and related amortization approximated $4.6 million and $8.2 million for the three and nine months ended September 29, 2001, respectively. In addition, the Company is required to reclassify the existing acquired assembled workforce balance to goodwill as it does not meet the separate recognition criterion according to SFAS 142. The Company will also be required to measure goodwill for impairment as part of the transition provisions. The Company is required to complete transition impairment tests no later than December 28, 2002. Any impairment resulting from these transition tests is anticipated to be recorded as of December 30, 2001 and will be recognized as of the cumulative effect of a change in accounting principle. The Company will not be able to determine if impairment will be required until completion of such impairment tests. In accordance with SFAS 142, the Company is not amortizing the amount of goodwill associated with the MMC acquisition that was completed on September 2, 2001.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-loved assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations or lessees. This Statement also amends SFAS No., 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” SFAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company expects that the initial application of SFAS 143 will not have a material impact on its financial statements.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets.” The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement 121 (“SFAS 121”), “Accounting for the Impairment of Long-lived assets to be Disposed of,” and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS 144 supercedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company expects that the initial application of SFAS 144 will not have a material impact on its financial statements.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Subsequent Event

      On October 9, 2001, Hynix sold 23,329,843 shares (including underwriters over-allotments) of Maxtor common stock in a registered secondary public offering. Maxtor did not receive any proceeds from the sale of the Maxtor shares sold by Hynix. Under the agreement with Hynix, Maxtor repurchased 5,000,000 shares from Hynix at $4 per share, the same price offered to the public, or an aggregate purchase price of $20,000,000. These repurchased shares are being held as treasury shares.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.

      This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements including those discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: “Results of Operations”; “Liquidity and Capital Resources”; “Certain Factors Affecting Future Performance”; and elsewhere in this report. In this report, the words “anticipate,” “believe,” “expect,” “intend,” “future”, “may,” “will,” “should,” “could,” “would,” “might,” “plan,” “estimate,” “predict,” “potential,” “continue,” and similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following risk factors and elsewhere in this report.

Quantum HDD Acquisition

      On April 2, 2001, we completed our acquisition of the hard disk drive business of Quantum Corporation (“Quantum HDD”). The merger agreement provided for the exchange of 1.52 shares of our common stock and options to purchase shares of our common stock for each common share and outstanding option of Quantum HDD, respectively. The total purchase price of $1,269.4 million included consideration of 121.0 million shares of our common stock valued at an average of $9.40 per common share. The average market price is based on the average closing price for two trading days prior and two trading days subsequent to October 4, 2000 (the announcement date of the terms of the merger). The value of the options ($107.1 million) as well as estimated direct transaction costs ($28.8 million), have been included as part of total purchase costs. The purchase price allocation is preliminary as we are currently evaluating various matters related to the acquisition, including warranty provision, tax liabilities and other accruals. For additional information regarding the Quantum HDD acquisition, see note 2 of the Notes to Condensed Consolidated Financial Statements.

MMC Technology, Inc. Acquisition

      On September 2, 2001, we completed the acquisition of MMC Technology, Inc. (“MMC”), a wholly-owned subsidiary of Hynix Semiconductor America Inc. (“Hynix”). MMC, based in San Jose, California, designs, develops and manufactures media for hard disk drives. Prior to the acquisition, sales to Maxtor comprised 95% of MMC’s annual revenues. The primary reason for our acquisition of MMC was to provide us with an assured source of supply of media. The acquisition has been accounted for as a purchase with a total cost of $17.9 million, which consisted of cash consideration of $1 million, $16 million of loan forgiveness and $0.9 million of estimated direct transaction costs. In connection with the acquisition, we have also assumed liabilities of $105.7 million. Included in this amount is $7.3 million owed by MMC to Hynix which is non-interest bearing through March 31, 2002, and any balance remaining thereafter bears interest at nine percent. The purchase price allocation is preliminary as we are currently evaluating various matters related to the acquisition, including other accrued expenses. MMC’s results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition. For additional information regarding the MMC acquisition, see note 3 of the Notes to Condensed Consolidated Financial Statements.

Revenue and Gross Profit

	Three Months Ended			Nine Months Ended

	September 29,	September 30,		September 29,	September 30,
	2001	2000	Change	2001	2000	Change

	(In millions)
Total revenue	$1,045.0	$619.3	$425.7	$2,717.4	$1,977.7	$739.7
Gross profit	$81.1	$62.9	$18.2	$248.0	$271.1	$(23.1)
Net income (loss)	$(165.7)	$(14.0)	$(151.7)	$(484.2)	$26.8	$(511.0)
As a percentage of revenue:
Total revenue	100.0%	100.0%		100.0%	100.0%
Gross profit	7.8%	10.2%		9.1%	13.7%
Net income (loss)	(15.9)%	(2.3)%		(17.8%)	1.4%

Revenue

      Total revenue for the three and nine months ended September 29, 2001 increased 68.7% and 37.4%, respectively, from the corresponding periods in fiscal year 2000, primarily reflecting the acquisition of Quantum HDD in April 2001. Total shipments for the third fiscal quarter 2001 were 12.5 million units, which was 6.1 million units or 93.2% higher compared to the third fiscal quarter a year ago. Units increased substantially in the three months ended September 29, 2001, compared to the corresponding period in fiscal year 2000, primarily as a result of the Quantum HDD acquisition. However, revenue did not increase at the same rate primarily due to a decrease in average selling price.

      Revenues on a proforma basis (as if Quantum HDD had been acquired on January 1, 2000) were $1,045.0 million and $1,443.0 million for the three months ended September 29, 2001 and September 30, 2000, respectively. Proforma revenues were $3,368.0 million and $4,566.9 million for the nine months ended September 29, 2001 and September 30, 2000, respectively. On a pro forma basis, the percentage decreases were 27.6% and 26.3%, respectively, in the three and nine months ended September 29, 2001 compared to the corresponding periods in fiscal year 2000, primarily reflecting the slowdown in demand for hard disk drives and the continued pricing pressures in the market.

      Sales to OEMs for the three and nine months ended September 29, 2001 represented 52.3% and 59.2% of total revenue, respectively, compared to 70.6% and 71.0%, respectively, for the corresponding periods in fiscal year 2000. Sales to the distribution and retail channels for the three and nine months end September 29, 2001 represented 47.7% and 40.8% of total revenue, respectively, compared to 29.4% and 29.0%, respectively, for the corresponding periods in fiscal year 2000. Revenue to distribution channels increased in the three and nine months ended September 29, 2001 compared to the corresponding periods in fiscal year 2000, primarily reflecting the current PC market condition coupled with our acquisition of Quantum HDD in April 2001. Sales to our top five customers in the three and nine months ended September 29, 2001 represented 37.1% and 36.6% of revenue, respectively, compared to 36.5% and 33.9% of revenue, respectively, for the corresponding periods in fiscal year 2000. Sales to Dell Corporation were 10.8% and 12.6% of total revenue in the three and nine months ended September 29, 2001, respectively, compared to 14.1% and 13.3% of total revenue in the corresponding periods of fiscal year 2000. Dell was the only customer with over 10% of total revenue for the three and nine month periods of fiscal years 2001 and 2000.

Gross Profit

      Gross profit as a percentage of revenue decreased to 7.8% in the three months ended September 29, 2001 from 10.2% in the same quarter of fiscal year 2000. Gross profit as a percentage of revenue decreased to 9.1% in the nine months ended September 29, 2001 from 13.7% in the same period of fiscal year 2000. The decrease in gross profit is primarily due to the decrease in the average selling price compared to the average unit cost and the acceleration of end-of-life sales. Unfavorable product mix and competitive pricing pressures contributed to the overall decrease in average selling price and gross margin.

Operating expenses

	Three Months Ended			Nine Months Ended

	September 29,	September 30,		September 29,	September 30,
	2001	2000	Change	2001	2000	Change

	(Unaudited)			(Unaudited)

	(In millions)
Research and development	$124.5	$54.9	$69.6	$322.7	$171.4	$151.3
Selling, general and administrative	$53.6	$23.3	$30.3	$189.0	$75.2	$113.8
Amortization of goodwill and other intangible assets	$63.3	$2.5	$60.8	$127.7	$7.6	$120.1
Purchased in-process research and development	$0.4	$—	$0.4	$95.1	$—	$95.1
As a percentage of revenue:
Research and development	11.9%	8.9%		11.8%	8.7%
Selling, general and administrative	5.1%	3.8%		6.9%	3.8%
Amortization of goodwill and other intangible assets	6.1%	0.4%		4.7%	0.4%
Purchased in-process research and development	—	—		3.5%	—

Research and Development (“R&D”)

      R&D expenditures were $124.5 million in the third quarter of 2001 compared to $54.9 million in the third quarter of 2000 and $322.7 million for the nine months ended September 29, 2001 compared to $171.4 million for the corresponding prior year period. The increase in R&D expenses was primarily due to the inclusion of Quantum HDD expenses during the fiscal year 2001 periods, coupled with continued investments to expand the product portfolio in the Network Systems Group.

Selling, General and Administrative (“SG&A”)

      SG&A expenditures were $53.6 million in the third quarter of 2001 compared to $23.3 million in the third quarter of 2000 and $189.0 million for the nine months ended September 29, 2001 compared to $75.2 million for the corresponding prior year period. The increase in SG&A is primarily due to the inclusion of Quantum HDD and other post-merger related expenses, including costs of transitional services. Included in the transitional services costs was $25.5 million of severance expense for approximately 600 Quantum Corporation transitional employees.

Stock Compensation

      On April 2, 2001, as part of the acquisition of Quantum HDD, we assumed the following options and restricted stock:

•	All Quantum HDD options and Quantum HDD restricted stock held by employees who accepted offers of employment with Maxtor, or “transferred employees,” whether or not options or restricted stock have vested;

•	Vested Quantum HDD options and vested Quantum HDD restricted stock held by Quantum employees whose employment is terminated prior to the separation, or “former service providers”; and

•	Vested Quantum HDD restricted stock held by any other individual.

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

      Included in SG&A expenses and R&D expenses are charges for amortization of stock compensation resulting from both Maxtor options and options issued by Quantum to employees who joined Maxtor in connection with the merger on April 2, 2001. Stock compensation charges were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

	(In thousands)
Cost of revenue	$400.9	$635.6	$152.6	$75.6
Selling, general and administrative	149.4	145.1	1,566.1	1,727.2
Research and development	58.9	117.0	506.7	966.8

Total stock compensation expense	$609.2	$897.7	$2,225.4	$2,769.6

      In addition, Quantum Corporation issued restricted DSS shares to Quantum employees who joined Maxtor in connection with the merger in exchange for the fair value of DSS options held by such employees. A portion of the acquisition purchase price has been allocated to this deferred compensation, recorded as prepaid expense, and is amortized to expenses over the vesting period as the vesting of the shares are subject to continued employment with Maxtor. Amortization as of September 29, 2001 was as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

	(In thousands)
Cost of revenue	$1,531.6	$—	$2,989.1	$—
Selling, general and administrative	4,277.0	—	9,026.8	—
Research and development	507.1	—	25,208.0	—

Total amortization related to DSS restricted shares	$6,315.7	$—	$37,223.9	$—

Purchased In-process Research and Development (“IPR&D”)

      During September 2001, the Company expensed IPR&D costs of $0.4 million as a result of the acquisition of MMC. As a result of the business combination transaction with Quantum HDD in April 2001, the Company expensed IPR&D costs of $94.7 million. These amounts were expensed because the acquired technology had not yet reached technological feasibility and had no future alternative uses. For additional information regarding the MMC and Quantum HDD acquisitions and the costs associated with purchased in-process research and development, see Note 3 and Note 2, respectively, of the Notes to Condensed Consolidated Financial Statements.

Amortization of Goodwill and Other Intangible Assets

      Amortization of goodwill and other intangible assets represents the amortization of goodwill, workforce, customer list and other current products and technology, arising from our acquisitions of Creative Design Solutions, Inc. (“CDS”) in September 1999, Quantum HDD in April 2001 and MMC in September 2001. In accordance with SFAS 142, we are not amortizing the amount of goodwill associated with the MMC acquisition. When we adopt SFAS 142, effective December 30, 2001, we will discontinue amortizing our existing goodwill and acquired assembled workforce associated with CDS and Quantum HDD.

Interest Expense and Interest Income

	Three Months Ended			Nine Months Ended

	September 29,	September 30,		September 29,	September 30,
	2001	2000	Change	2001	2000	Change

	(unaudited)			(unaudited)

	(In millions)
Interest expense	$(6.2)	$(3.4)	$(2.8)	$(14.7)	$(10.4)	$(4.3)
Interest and other income	$2.8	$6.4	$(3.6)	$20.6	$21.8	$(1.2)
Other loss	$(0.5)	$—	$(0.5)	$(1.1)	$—	$(1.1)
As a percentage of revenue:
Interest expense	(0.6)%	(0.5)%		(0.5)%	(0.5)%
Interest and other income	0.3%	1.0%		0.8%	1.1%
Other loss	—	—		—	—

Interest Expense

      Interest expense increased by $2.8 million in the third quarter of 2001 and increased by $4.3 million for the first nine months of fiscal year 2001 compared to the corresponding periods in fiscal year 2000. The increases were primarily due to the debt assumed in conjunction with the acquisitions of MMC and Quantum HDD and the obligation to reimburse Quantum for interest due on the Quantum HDD pro rata portion of Quantum’s convertible subordinated notes in connection with the acquisition of Quantum HDD. Total short-term and long-term outstanding borrowings were $107.7 million as of September 30, 2000 compared to $299.5 million as of September 29, 2001.

Interest and Other Income

      Interest and other income decreased $3.6 million and $1.2 million for the three and nine months ended September 29, 2001, respectively, when compared to the corresponding periods in fiscal year 2000. The decreases were principally due to one-time gains in fiscal year 2000 pertaining to repayment of notes and retirement of bonds. Total cash and cash equivalents, restricted cash and marketable securities were $645.1 million as of September 29, 2001 compared to $351.0 million as of September 30, 2000.

Provision for income taxes

	Three Months Ended			Nine Months Ended

	September 29,	September 30,		September 29,	September 30,
	2001	2000	Change	2001	2000	Change

	(unaudited)			(unaudited)

	(In millions)
Income (loss) before provision for income taxes	$(164.6)	$(14.7)	$(149.9)	$(481.7)	$28.2	$(509.9)
Provision for income taxes	$1.1	$(0.7)	$1.8	$2.4	$1.4	$1.0

      The provision for income taxes consists primarily of state and foreign taxes. Due to our net operating losses (“NOL”), NOL carryforwards and favorable tax status in Singapore and Switzerland, we have not incurred any significant foreign, U.S. federal, state or local income taxes for the current or prior fiscal periods. We have not recorded a tax benefit associated with our loss carry-forward because of the uncertainty of realization.

      The Company recorded approximately $196.2 million of deferred tax liabilities in connection with the acquisition of Quantum HDD in April 2001. The deferred taxes were recorded principally to reflect the taxes which would become payable upon the repatriation of the cash which was invested abroad by Quantum HDD. In addition, the Company recorded approximately $142 million in other liabilities associated with Maxtor’s agreement to reimburse Quantum Corporation for income tax liabilities for certain years prior to the acquisition of Quantum HDD by Maxtor.

Liquidity and Capital Resources

      As of September 29, 2001, we had $645.1 million in cash and cash equivalents, restricted cash and marketable securities as compared to $376.2 million at December 30, 2000.

      Operating activities used cash of $4.1 million in the nine months ended September 29, 2001. Uses of cash from operating activities reflect a net loss after adjustment for depreciation and amortization, purchased in-process research and development, stock compensation expense, and a decrease in accounts payable and accrued liabilities. This was partially offset by decreases in accounts receivable, inventory and other assets.

      Investing activities provided cash of $189.5 million during the first nine months of 2001, primarily reflecting cash acquired from the Quantum HDD acquisition, offset in part by investment in property, plant and equipment, and restricted cash providing security to short-term letter of credits.

      As of September 29, 2001, our outstanding debt was comprised of $77.6 million of publicly-traded subordinated debentures, due March 1, 2012, and a Singapore dollar denominated loan equivalent to $16.9 million from the Economic Board of Development of Singapore, which is guaranteed by a bank. The Singapore dollar denominated loan has seven consecutive semi-annual installment payments, ending September 2003. The Company has assumed two mortgages totaling $37.5 million due October 31, 2006, for properties acquired in the acquisition of Quantum HDD. In connection with our acquisition of the Quantum HDD business, we agreed to indemnify Quantum for the Quantum HDD pro rata portion of Quantum’s outstanding $287.5 million 7% convertible subordinated notes due August 1, 2004, and accordingly we have included the principal amount of $95.8 million in our long term debt. Quantum is required to pay interest semi-annually on February 1 and August 1, and principal is payable on maturity; we are required to reimburse Quantum for interest or principal payments relating to the $95.8 million representing Quantum HDD’s pro rata portion of such notes. Our outstanding subordinated debentures are entitled to annual sinking fund payments of $5.0 million, which commenced March 1, 1998. These debentures no longer are convertible into our common stock or any other security of Maxtor.

      In connection with the acquisition of MMC, we have assumed equipment loans and capital leases amounting to $66.3 million, which have maturity dates ranging from December 2001 to October 2004 and interest rates averaging 9.9%. In addition, we assumed a note for $7.3 million owing to Hynix, which bears no interest through March 31, 2002; thereafter, unpaid principal amounts bear interest at 9% per annum (the “Maxtor Note”). On January 5, 2001, Hynix issued a promissory note to us for $2 million in principal amount, representing Hynix’s share of a settlement relating to litigation between Maxtor and Hynix and Stormedia; the note bears interest at 9% per annum, with the payment of principal and interest due on December 31, 2001 (the “Hynix Note”). Hynix and Maxtor have agreed that the principal and accrued interest on the Hynix Note as of December 28, 2001 will be offset against the principal amount of the Maxtor Note, such that the Hynix Note shall be fully paid and the Maxtor Note shall have a principal amount of approximately $5.1 million.

      On September 29, 2001, $150 million of accounts receivable was securitized under an asset securitization program and was excluded from the Company’s accounts receivable balance. The program is scheduled to expire on November 24th, 2001. The Company has reached an agreement in principle with three banks with respect to the terms of a $300 million asset securitization program under which the Company will sell its eligible US and Canadian trade accounts receivables on a non-recourse basis through a special purpose entity. The Company expects funding under this facility on or about November 15th, 2001. In the event the new facility does not become effective prior to November 24th, 2001, our business and financial condition may be harmed.

      Under an agreement with Hynix, on October 9, 2001, Maxtor repurchased 5 million shares of Maxtor Common Stock owned by Hynix at the same price as shares of Maxtor common stock were sold to the public in a registered secondary public offering by Hynix, for an aggregate purchase price of $20 million; these repurchased Maxtor common shares have been returned to the status of treasury shares.

      We believe the existing capital resources, together with cash generated from operations and borrowing capacity will be sufficient to fund our operations through at least the next twelve months. We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and to invest in property, plant and equipment. During 2001, capital expenditures are expected to be between approximately $130.0 million and $150.0 million, primarily used for manufacturing upgrades, product development, and updating our information technology systems. We intend to seek financing arrangements to fund our future capacity expansion and working capital, as necessary. However, our ability to generate cash will depend on, among other things, demand in the desktop hard disk drive market and pricing conditions. If we need additional capital, there can be no assurance that such additional financing can be obtained, or, if obtained, that it will be available on satisfactory terms. See discussion below under the heading “Certain Factors Affecting Future Performance.”

Recent Accounting Pronouncements

      The Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137 (“SFAS 137”), Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138 (“SFAS 138”), Accounting for Certain Derivative Instruments and Certain Hedging Activities, also an amendment of FASB Statement No. 133 (referred to hereafter as “FAS 133”), on January 1, 2001. There has been no material impact to the financial statements resulting from the adoption of SFAS 133, SFAS 137 or SFAS 138.

      In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s income statement. EITF 00-25 is effective for the interim and year-end periods beginning after December 15, 2001. The Company believes that the adoption of EITF 00-25 will not have a significant impact on its financial statements.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangibles assets separately from goodwill. The Company has applied SFAS 141 for the acquisition of MMC and will follow the requirements of this statement for all future acquisitions.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company will adopt SFAS 142 effective December 30, 2001, which will result in the Company no longer amortizing its existing goodwill and acquired assembled workforce. At September 29, 2001, goodwill approximated $700.4 million and goodwill amortization approximated $37.7 million and $76.0 million for the three and six months ended September 29, 2001, respectively. Acquired assembled workforce approximated $43.9 million and related amortization approximated $4.6 million and $8.2 million for the three and nine months ended September 29, 2001, respectively. In addition, the Company is required to reclassify the existing acquired assembled workforce balance to goodwill as it does not meet the separate recognition criterion according to SFAS 142. The Company will also be required to measure goodwill for impairment as part of the transition provisions. The Company is required to complete transition impairment tests no later than December 31, 2002. Any impairment resulting from these transition tests is anticipated to be recorded as of December 30, 2001 and will be recognized as of the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment tests. In accordance with SFAS 142, the Company is not amortizing the amount of goodwill associated with the MMC acquisition that was completed on September 2, 2001.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-loved assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations or lessees. This Statement also amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” SFAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company expects that the initial application of SFAS 143 will not have a material impact on its financial statements.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets.” The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement 121 (“SFAS 121”), “Accounting for the Impairment of Long-lived assets to be Disposed of,” and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS 144 supercedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company expects that the initial application of SFAS 144 will not have a material impact on its financial statements.

CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

We have a history of losses and may not achieve profitability.

      We have a history of significant losses. In the last five fiscal years, we were profitable in only fiscal years 1998 and 2000 and Quantum HDD was profitable only in fiscal year 1997. In the six months following the acquisition of Quantum HDD business, we incurred a net loss of $485.5 million, which included approximately $327.2 million in merger related expenses. Furthermore, MMC, which we acquired on September 2, 2001, has not been profitable in any of the last three years. We cannot assure you that the combined company will ever achieve profitability.

A number of factors, including the failure to retain existing customers of both businesses and the failure to retain key employees, could prevent us from achieving the benefits of integrating the business of Quantum HDD with us, which could harm our business, financial condition and operating results.

      Having acquired Quantum HDD in April 2001, we need to continue to integrate the two operations. We expect the combination of Maxtor and Quantum HDD will result in beneficial synergies for the combined company. Achieving these anticipated synergies and the potential benefits underlying our reasons for entering into the merger will depend on a number of factors, some of which include the ability of the combined company to:

•	reduce expenses through elimination of redundancies in sales, marketing and administrative services and overhead expenses;

•	take advantage of complementary products, channels, partners, technology, logistics, critical skills and manufacturing approaches;

•	explore and pursue emerging and higher-profit storage opportunities;

•	migrate to a common product platform in the future;

•	manufacture effectively in one or more locations;

•	manage inventory for multiple products; and

•	execute successfully in time-to-market introduction and time-to-volume production of high quality products at competitive prices.

      It is not certain that all or any of the anticipated benefits related to the integration of Maxtor and Quantum HDD will be realized. The risks of unsuccessful integration of the businesses include:

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

Our financial results will suffer as a result of purchase accounting treatment of our merger with Quantum HDD. The accounting charges attributable to amortization of goodwill and other intangible assets in the merger will amount to approximately $35.8 million and $23.6 million, respectively, per fiscal quarter in fiscal year 2001.

      As a result of the merger, we allocated approximately $716.0 million and $329.1 million of purchase consideration to goodwill and to other intangible assets, respectively. We will amortize approximately $35.8 million of goodwill each of the fiscal quarters beginning April 2, 2001 until the end of fiscal year 2001, at which time we will discontinue amortizing goodwill in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142” or “Goodwill and other Intangible Assets”). In addition, we will be required to measure goodwill for impairment as part of the transition provisions stipulated by SFAS 142. Any impairment resulting from these transition tests will be recorded as of December 30, 2001 and will be recognized as a cumulative effect of a change in accounting principle. We will not be able to determine if an impairment will be required until completion of such impairment tests. We will amortize approximately $23.6 million of other intangible assets per fiscal quarter in fiscal year 2001 and will continue to do so over the remainder of their estimated useful lives of three to five years. As a result, purchase accounting treatment of the merger will result in reduction in earnings and earnings per share for the foreseeable future. This charge could cause the market price of our common stock to decline.

If Quantum incurs non-insured tax as a result of its split-off of Quantum HDD, our financial condition and operating results could be negatively affected.

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

      Under the federal tax rules applicable to the split-off, the following events occurring during the two-year period after the merger may cause the split-off to become taxable to Quantum under circumstances in which the tax opinion insurance policy will not cover the tax:

•	we issue our equity securities to acquire other companies or businesses or to raise financing for our operations or other business purposes;

•	we issue our equity securities as equity compensation, such as the grant of options or restricted stock, other than in the ordinary course of business consistent with past practices; or

•	a 50% or greater interest in us is acquired by another party.

      Because of the foregoing restrictions, we may be at a competitive disadvantage in attracting and retaining key personnel because:

•	we may have to forego significant growth and other business opportunities;

•	we may not be deemed an attractive acquisition target, reducing opportunities for our stockholders to sell or exchange their shares in attractive transactions which might otherwise be proposed; and

•	we will be restricted in our ability to initiate a business combination that our board of directors might wish to pursue because we will not be able to structure the transaction as an acquisition, even if that would otherwise be the most attractive structure.

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

      The desktop computer market segment and the overall hard disk drive market are intensely competitive even during periods when demand is stable. We compete primarily with manufacturers of 3.5 inch hard disk drives, including Fujitsu, Hitachi, IBM, Samsung, Seagate Technology and Western Digital. Many of our competitors historically have had a number of significant advantages, including larger market shares, a broader array of product lines, preferred vendor status with customers, extensive name recognition and marketing power, and significantly greater financial, technical and manufacturing resources. Some of our competitors make many of their own components, which may provide them with benefits including lower costs. Our competitors may also:

•	consolidate or establish strategic relationships among themselves to lower their product costs or to otherwise compete more effectively against us;

•	lower their product prices to gain market share;

•	bundle their products with other products to increase demand for their products; or

•	develop new technology which would significantly reduce the cost of their products.

      Although we are the largest hard disk drive manufacturer, based on units shipped both in 2000 and the first quarter of 2001 by Maxtor and Quantum HDD combined and in the second and third quarters by Maxtor, we are not the largest in terms of revenue and our size alone will not eliminate all of the advantages of our competitors.

      Competition could reduce the demand for our products and/or the prices of our products by introducing technologically better and cheaper products, which could reduce our revenues. In addition, new competitors could emerge and rapidly capture market share. If we fail to compete successfully against current or future competitors, our business, financial condition and operating results will suffer.

Our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate in the future.

      Our quarterly operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our future performance will depend on many factors, including:

•	the average selling price of our products;

•	fluctuations in the demand for our products as a result of the cyclical and seasonal nature as well as the overall economic environment of the desktop computer industry and the markets for personal computers, Intel-based servers, consumer electronics applications and NAS devices;

•	the availability, and efficient use, of manufacturing capacity;

•	competitors introducing better products at competitive prices before we do;

•	new competitors entering our market;

•	our ability to successfully qualify our products with our customers;

•	our customers canceling, rescheduling or deferring orders;

•	our ability to purchase components at competitive prices;

•	our ability to purchase products from MKE at competitive prices;

•	the availability of adequate capital resources; and

•	other general economic and competitive factors.

      Many of our expenses are relatively fixed and difficult to reduce or modify. As a result, the fixed nature of our operating expenses will magnify any adverse effect of a decrease in revenue on our operating results. Because of these and other factors, we believe that period to period comparisons of our and Quantum HDD’s combined historical results of operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market analysts, our stock price may decline. Due to current economic conditions and their impact on IT spending, particularly personal computer sales, our ability to predict demand for our products and our financial results for current and future periods may be severely diminished. This may adversely affect both our ability to adjust production volumes and expenses and our ability to provide the financial markets with forward looking information.

We depend on MKE to manufacture a substantial portion of our hard disk drives and adverse developments in our relationship with MKE could lead to involuntary shortages or surpluses.

      We depend on MKE for a substantial portion of our hard disk drives. We have entered into a master agreement and a hard disk drives purchase agreement with MKE governing our relationship. The purchase agreement expired on November 2, 2001. We are in the process of negotiating the terms of ongoing purchases from MKE. We expect to purchase hard disk drives from MKE by purchase order, generally consistent with the terms of the purchase agreement. However, such purchases may not be in adequate volumes or on terms advantageous to us. In these cases, our revenue may be lower than projected and our operating results would suffer.

      We rely on MKE to quickly achieve volume production of new hard disk drives at competitive costs, to meet our quality requirements and to respond quickly to product delivery schedules. If MKE fails to meet these requirements, our operating results could suffer. In addition, MKE’s production schedule is based on forecasts of purchase requirements. We may have limited rights to modify short-term purchase orders. Our failure to accurately forecast our requirements or successfully adjust MKE’s production schedule could lead to inventory shortages or surpluses or losses due to obsolescence, which could cause our operating results to suffer.

In connection with our purchase of MMC, we may experience additional costs and risks.

      As a result of our recently completed acquisition of MMC, MMC became a component source internal to us. In connection with our purchase of MMC, we may incur additional risks, including the risks that:

•	we may not have sufficient media supply sources in the event that the MMC component supply is inadequate;

•	competing media suppliers may not deal with us or may not deal with us on the same terms and conditions we have previously enjoyed;

•	component suppliers of MMC may not deal with us on favorable terms;

•	patent infringement that might be committed or alleged to be committed by MMC would no longer be indemnified, and we would be responsible for past infringements committed or alleged to be committed by MMC;

•	MMC’s costs of operations may exceed the prices we have historically paid for components or the prices that might be otherwise available to us from other vendors; and

•	we may be distracted by management of the MMC operations, which is not in our core business.

      In any of these cases, our profit margins or revenue may be lower and our operating results would suffer. In addition, capital expenditures and working capital investments required for MMC’s business will utilize additional cash; for example, upon the closing of the transaction, we assumed MMC’s equipment loans and capital lease obligations amounting to $66.3 million and employed an additional 1,054 employees.

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

If we fail to qualify as a supplier to desktop computer manufacturers or subcontractors for the future generation of hard disk drives, then these manufacturers or subcontractors may not purchase any units of an entire product line, which will have a significant impact on our sales.

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

      To remain a significant supplier of hard disk drives to major manufacturers of personal computers, we will need to offer a broad range of hard disk drive products to our customers. Although our current products are designed for the desktop computer (the largest segment of the hard disk drive industry) and the Intel-based server, demand in these segments may shift to products we do not offer or volume demand may shift to other segments. Such segments may include laptop personal computers or handheld consumer products, which none of our products currently serves. Accordingly, we will need to develop and manufacture new products that address additional hard disk drive segments and emerging technologies to remain competitive in the hard disk drive industry. We cannot assure you that we will:

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

      Our revenue growth and profitability depend significantly on the overall demand for desktop computers and related products and services. In recent quarters, demand for desktop computers has been adversely affected by unfavorable economic conditions. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may experience a further decrease in demand for desktop computers. Because we rely substantially on the desktop segment of the personal computer industry, we will be affected more by changes in market conditions for desktop computers than a company with a broader range of products. Any decrease in the demand for desktop computers could reduce the demand for our products, harming our business.

The loss of one or more of our significant customers or a decrease in their orders of products would cause our revenues to decline.

      We sell most of our products to a limited number of customers. For the nine months ended September 29, 2001, one customer, Dell Corporation, accounted for 12.6% of our total revenue, and our top five customers accounted for 36.6% of our revenue. We expect that a relatively small number of customers will continue to account for a significant portion of our revenue, and the proportion of our revenue from these customers could continue to increase in the future. These customers have a wide variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product for a given customer, the customer generally will not be obligated to purchase any minimum volume of products from us and generally will be able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our business, financial condition and operating results to suffer.

Costly new demands by our customers have increased the risk of inventory obsolescence and could result in an increase in our operating costs and a decline in average selling prices.

      Our customers have adopted more sophisticated business models that place additional strains on our business. For example, nearly all personal computer manufacturers have adopted a subcontractor model that requires us to contract directly with companies that provide manufacturing services for the personal computer manufacturers. This exposes us to increased credit risk because these subcontractors are generally less capitalized than the personal computer manufacturers themselves, and presents greater inventory and other logistical challenges because each personal computer manufacturer may require us to deal with several separate subcontractors. Some personal computer manufacturers have adopted build-to-order manufacturing models that reduce their component inventories and related costs and enable them to tailor their products more specifically to the needs of consumers. Finally, our manufacturing customers have adopted just-in-time inventory management processes that require component suppliers to maintain inventory at or near the customer’s production facility. These policies have complicated inventory management strategies and made it more difficult to match manufacturing plans with projected customer demand. As a result, there is an increased risk that our inventory could become obsolete, our operating costs could increase or our average selling prices could decline, any of which could cause our operating results to suffer.

If we fail to match production with product demand or to manage inventory, we may incur additional costs.

      We base our inventory purchases and commitments on forecasts from our customers, who are not obligated to purchase the forecast amounts. If actual orders do not match our forecasts, or if any products become obsolete between order and delivery time, we may have excess or inadequate inventory of our products. Due to the current slowdown in the economy, some of our customers are not purchasing their forecast amounts of our products. In addition, some customers have adopted build-to-order manufacturing models or just-in-time inventory management processes that require component suppliers to maintain inventory at or near the customer’s production facility. These policies have complicated inventory management strategies and made it more difficult to match manufacturing plans with projected customer demand and cause us to carry inventory for more time and to incur additional costs to manage inventory which could cause our operating results to suffer. Excess inventory could materially adversely affect our operating results due to increased storage or obsolescence costs and cause our operating results to suffer.

Because we are dependent on a limited number of suppliers, component shortages could result in delays of product shipments and damage our business and operating results.

      Both we and MKE depend on a limited number of qualified suppliers for components and subassemblies, including recording heads, media and integrated circuits. Currently, we purchase recording heads from three sources, digital signal processor/controllers from two sources and spin/servo integrated circuits from one source. We recently purchased one supplier of media, MMC, and also purchase media from one other supplier, which recently filed for protection under Chapter 11 of the U.S. Bankruptcy Code. MKE is also dependent on a limited number of suppliers for its components. As we have experienced in the past, some required parts may be periodically in short supply. As a result, we will have to allow for significant ordering lead times for some components. In addition, we may have to pay significant cancellation charges to suppliers if we cancel orders for components because we reduce production due to market oversupply, reduced demand, transition to new products or technologies or for other reasons. We order the majority of our components on a purchase order basis and we have limited long-term volume purchase agreements with only some of our existing suppliers. If we cannot obtain sufficient quantities of high-quality parts when needed, product shipments would be delayed and our business, financial condition and operating results could suffer. In addition, our historical relationship with our suppliers may suffer as a result of our new relationship with MKE or our recent acquisition of MMC.

Because we purchase all of our parts from third party suppliers, we are subject to the risk that we may be unable to acquire quality components in a timely manner, or effectively integrate parts from different suppliers, and these problems would cause our business to suffer.

      Unlike some of our competitors, we do not manufacture any of the parts used in our products, other than media as a result of our acquisition of MMC. Instead, our products incorporate parts designed by and purchased from third party suppliers. Consequently, the success of our products depends on our ability to gain access to and integrate parts that use leading-edge technology. To successfully manage the integration of parts, we must:

•	obtain high-quality parts;

•	hire skilled personnel;

•	effectively integrate different parts from a variety of suppliers;

•	manage difficult scheduling and delivery problems; and

•	develop and maintain relationships with key suppliers.

      If we are unable to successfully integrate parts obtained from third party suppliers, our business would suffer.

Terrorist attacks may adversely impact our business and operating results.

      The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may adversely impact our business and operating results, including transportation and supply-chain disruptions and deferrals of customer purchasing decisions. The long-term effects of the attacks on our business and operating results are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business and operating results in the short- or long-term in ways that cannot presently be predicted.

The loss of key personnel could harm our business.

      Our success depends upon the continued contributions of key employees, many of whom would be extremely difficult to replace. Like many other technology companies, we have recently implemented workforce reductions that may result in the termination of key employees who have substantial knowledge of our business. These workforce reductions may also adversely affect the morale of, and our ability to retain, employees who have not been terminated, which may result in the further loss of key employees. We do not have key person life insurance on any of our personnel. Worldwide competition for skilled employees in the hard disk drive industry is extremely intense. If we are unable to retain existing employees or to hire and integrate new employees, our business, financial condition and operating results could suffer. In addition, companies in the hard disk drive industry whose employees accept positions with competitors often claim that the competitors have engaged in unfair hiring practices. We may be the subject of such claims in the future as we seek to hire qualified personnel and we could incur substantial costs defending ourselves against those claims.

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

In the event our asset securitization program does not become effective, our business and financial condition could be harmed.

      On September 29, 2001, $150 million of accounts receivable was securitized under an asset securitization program and was excluded from the Company’s accounts receivable balance. The program is scheduled to expire on November 24th, 2001. The Company has reached an agreement in principle with three banks with respect to the terms of a $300 million asset securitization program under which the Company will sell its eligible US and Canadian trade accounts receivables on a non-recourse basis through a special purpose entity. The Company expects funding under this facility on or about November 15th, 2001. In the event the new facility does not become effective prior to November 24th, 2001, our business and financial condition may be harmed.

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

      Prior to our merger with Quantum HDD, we, on the one hand, and Quantum and MKE, on the other hand, each were sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with several other pending litigations involving the Papst patents. Papst’s infringement allegations are based on spindle motors that Maxtor and Quantum purchased from third party motor vendors, including MKE, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of the spindle motors used in our hard disk drives from vendors that were licensed under the Papst patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under the Papst patents, including MKE. As a result of the merger with Quantum HDD, we assumed Quantum’s potential liabilities to Papst. The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, we cannot assure you we will be able to successfully defend ourselves against this or any other Papst lawsuit. The Papst complaint asserts claims to an unspecified dollar amount of damages. A favorable outcome for Papst in this lawsuit could result in the issuance of an injunction against us and our products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, we also could be required to pay treble damages and Papst’s attorney’s fees. Accordingly, a litigation outcome favorable to Papst could harm our business, financial condition and operating results. In addition to the Papst lawsuit, a complaint was filed by Cambrian Consultants on May 22, 2001 in the United States District Court for the Central District of California against us, alleging infringement of U.S. Patent No. 4,371,903. The patent, which expired on September 28, 2001, claims an emergency head retract system for magnetic disk drives. Drives manufactured and sold by Maxtor and Quantum are alleged to incorporate head retract systems that fall within the scope of the claims. Cambrian seeks a royalty payment for Maxtor’s alleged unauthorized use of Cambrian’s technology. We answered the complaint and filed counter-claims on June 18, 2001. Discovery is ongoing. Analysis and investigation of the claims is ongoing and formal discovery is about to commence. The results of any litigation are inherently uncertain and we cannot assure you that we will be able to successfully defend ourselves against this lawsuit. The Cambrian complaint asserts claims to an unspecified dollar amount of damages. A favorable outcome for Cambrian in this lawsuit could result in the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, we also could be required to pay treble damages and Cambrian’s attorney’s fees. Accordingly, a litigation outcome favorable to Cambrian could harm our business, financial condition, operating results and cash flows.

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

      Our products may contain defects. We generally warrant our products for one to five years and prior to the merger, Quantum HDD also generally warranted its products for one to five years. We assumed Quantum HDD’s warranty obligation as a result of the merger. The standard warranties used by us and Quantum HDD contain limits on damages and exclusions of liability for consequential damages and for negligent or improper use of the products. We generally establish and, prior to the merger, Quantum HDD established, a warranty provision at the time of product shipment in an amount equal to estimated warranty expenses. We are currently evaluating possible defects in certain Quantum HDD products that we acquired in the merger, and which are no longer being manufactured. We have established a warranty provision for these products. As our evaluation proceeds, we may determine that our warranty provision in this instance is insufficient. If our warranty provision is not sufficient, we will be required to increase the goodwill charge associated with the merger and we may incur additional operating expenses.

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

      The market price of our common stock and the number of shares traded each day have varied greatly. Such fluctuations may continue due to numerous factors, including:

•	quarterly fluctuations in operating results;

•	announcements of new products by us or our competitors such as products that address additional hard disk drive and NAS products segments;

•	gains or losses of significant customers such as Dell or Compaq;

•	changes in stock market analysts’ estimates;

•	the presence or absence of short-selling of our common stock;

•	sales of a high volume of shares of our common stock by our large stockholders;

•	events affecting other companies that the market deems comparable to us;

•	general conditions in the semiconductor and electronic systems industries; and

•	general economic conditions in the United States and abroad.

Our stock price may be affected by sales of our common stock by Hynix or holders of DECS securities.

      Hynix holds 12.5 million shares of our common stock which are pledged to DECS Trust IV to secure its obligations to DECS. In February 1999, DECS Trust IV, a newly formed trust, sold 12.5 million DECS in a registered public offering. The DECS are securities that represent all of the beneficial interest in DECS Trust IV, which owns U.S. treasury securities and a prepaid forward contract to purchase up to 12.5 million shares of our common stock from Hynix. Hynix could sell these 12.5 million shares by substituting other collateral in accordance with the terms of its agreement with the trust at any time. Our stock price may be affected if Hynix sells all or part of such 12.5 million shares, which Hynix has informed us that it may consider selling at a time it deems appropriate. The trust will terminate on or shortly after February 15, 2002, and may be liquidated earlier under certain circumstances. When the trust terminates, Hynix will deliver, at its option, either cash or our common stock to the trust. If holders of DECS receive shares of our common stock at the termination of the trust, they may sell those shares in the open market. If Hynix delivers cash instead, the 12.5 million shares it has pledged to secure its obligations to the trust will be released from the pledge and may be resold by it without substituting any other collateral. We cannot predict whether Hynix will deliver shares of our stock to the trust on its termination or when or whether holders of the DECS will resell any shares of our stock they receive. Further, any market that develops for the DECS could reduce the demand for our common stock or otherwise negatively impact the market price of our common stock.

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

Power outages may adversely affect our California facilities.

      We conduct substantial operations in the state of California and rely on a continuous power supply to conduct operations. California’s recent energy crisis could substantially disrupt our operations and increase our expenses. During an acute power shortage, that is, when power reserves for the state of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts continue in the future, our power supply may be interrupted and we may be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay the development of our products and disrupt communications with our customers, suppliers or our manufacturing operations. Such interruptions could damage our reputation and could result in lost revenue, either of which could substantially harm our business and results of operations. Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase which will have a negative effect on our operating results.

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

      The following table presents the hypothetical changes in fair values in the financial instruments held at September 29, 2001 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The hypothetical changes assume immediate shifts in the U.S. Treasury yield curve of plus or minus 50 basis points (“bps”), 100 bps, and 150 bps.

				Fair Value as of
				September 29,
Investment Portfolio	+150 BPS	+100 BPS	+50 BPS	2001	-50 BPS	-100 BPS	-150 BPS

Financial Instruments	169,385	170,075	170,778	171,477	172,184	172,899	173,620
% Change	(1.22)%	(0.82)%	(0.41)%		0.41%	0.83%	1.25%

      We are exposed to certain equity price risks on our investments in common stock. These equity securities are held for purposes other than trading. The following table presents the hypothetical changes in fair values of the public equity investments that are sensitive to changes in the stock market. The modeling technique used measures the hypothetical change in fair value arising from selected hypothetical changes in the stock price. Stock price fluctuations of plus or minus 15 percent, plus or minus 25 percent, and plus or minus 50 percent were selected based on the probability of their occurrence.

	Valuation of Security			Fair Value as of	Valuation of Security
	Given X% Decrease			September 29,	Given X% Increase
	in the Security Price			2001	in the Security Price

% Change	(50)%	(25)%	(15)%		15%	25%	50%
Corporate equity investments	2,008	3,012	3,414	4,016	4,618	5,020	6,024

Foreign Currency Forward Contract

      We enter into foreign exchange forward contracts to manage foreign currency exchange risk associated with its manufacturing operations in Singapore and a corporate income tax liability in Switzerland. The foreign exchange forward contracts we enter into generally have original maturities ranging from one to three months. We do not enter into foreign exchange forward for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results.

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

      On May 22, 2001, Maxtor was sued by Cambrian Consultants, a California corporation, for patent infringement. The complaint alleges infringement by both Maxtor and Quantum products. An answer and counter-claim have been filed. Discovery is ongoing. While the Company believes it has valid defenses to Cambrian’s claims, the results of any litigation are inherently uncertain. Additionally, we cannot assure you that we will be able to successfully defend ourselves against this lawsuit. The Cambrian complaint asserts claims to an unspecified dollar amount of damages. A favorable outcome for Cambrian in this lawsuit could result in the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, we also could be required to pay treble damages and Cambrian’s attorney’s fees. Accordingly, a litigation outcome favorable to Cambrian could harm our business, financial condition, and operating results.

Item 6.      Exhibits and Reports on Form 8-K

      (a)  Exhibits.

10.1	Lease Amendment and Novation Agreement made as of August 31, 2001, by and between FortuneFirst, LLC, Hynix Semiconductor America Inc., and MMC Technology, Inc.
10.2	Termination of Lease Agreement made effective as of September 20, 2001, by and between Pratt Land Limited Liability Company and Maxtor Corporation.
10.3	Guaranty made as of September 2, 2001, by Maxtor Corporation to and for the benefit of CIT Technologies Corporation.
10.4	$12,273,650.11 Promissory Note of MMC Technology, Inc. in favor of Hynix Semiconductor America Inc. and assumed by Maxtor Corporation dated September 2, 2001.
10.5	$2,000,000 Promissory Note of Hyundai Electronic America Inc. (n/k/a Hynix Semiconductor America Inc.) in favor of Maxtor Corporation dated January 5, 2001.

      (b)  Reports on Form 8-K.

      Maxtor filed a Current Report on Form 8-K dated August 28, 2001, setting forth in Item 7 the audited financial statements of Quantum HDD for the fiscal year ended March 31, 2001 and the unaudited pro forma condensed combined financial statements giving pro forma effect to the acquisition of Quantum HDD as of March 31, 2001 (filing date August 28, 2001).

      Maxtor filed a Current Report on Form 8-K dated September 26, 2001, setting forth in Item 7 its press release dated September 26, 2001, announcing its updated outlook for its financial results for the third fiscal quarter ended September 26, 2001 (filing date October 2, 2001).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MAXTOR CORPORATION

By	/s/ PAUL J. TUFANO

Paul J. Tufano
Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer

Date: November 9, 2001

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Lease Amendment and Novation Agreement made as of August 31, 2001, by and between FortuneFirst, LLC, Hynix Semiconductor America Inc., and MMC Technology, Inc.
10.2	Termination of Lease Agreement made effective as of September 20, 2001, by and between Pratt Land Limited Liability Company and Maxtor Corporation.
10.3	Guaranty made as of September 2, 2001, by Maxtor Corporation to and for the benefit of CIT Technologies Corporation.
10.4	$12,273,650.11 Promissory Note of MMC Technology, Inc. in favor of Hynix Semiconductor America Inc. and assumed by Maxtor Corporation dated September 2, 2001.
10.5	$2,000,000 Promissory Note of Hyundai Electronic America Inc. (n/k/a Hynix Semiconductor America Inc.) in favor of Maxtor Corporation dated January 5, 2001.