Form 10-K405
period 2001-12-29
MAXTOR CORP
filed 2002-03-29
CIK 711039

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
                             ---------------------

(Mark one)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO           .

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

                 500 MCCARTHY BLVD., MILPITAS, CALIFORNIA 95035
                    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 894-5000

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

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock, $.01 par value per share, held by nonaffiliates of the registrant's common stock was $1,094,740,289 on March 22, 2002 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 22, 2002, 238,108,287 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 29, 2001, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Maxtor(R) and DiamondMax(R) are registered trademarks of Maxtor Corporation ("Maxtor" or "the Company"). Atlas(TM), Fireball(TM), and MaxAttach(TM) are trademarks of Maxtor. All other brand names and trademarks appearing in this report are the property of their respective holders.

OVERVIEW

     Maxtor is a leading provider of hard disk drives and related storage solutions for a variety of applications, including desktop computers, high-performance Intel-based servers, network attached storage and consumer electronics.

     Hard Disk Drive Group: We offer a broad line of hard disk drives for desktop computers and Intel-based servers. Our desktop products are marketed under the DiamondMax, DiamondMax Plus and Fireball brand names and consist of 3.5-inch disk drives with storage capacities that range from 10 to 160 gigabytes. While these drives are used primarily in desktop computers, there is an emerging market for these products in a variety of consumer electronic applications, including set-top boxes, personal video recorders ("PVR"s) and game consoles. We also provide a line of high-end 3.5-inch hard disk drives for use in high-performance, storage-intensive applications such as workstations, enterprise servers and storage subsystems. Our Intel based server products are marketed under the Atlas brand name and provide storage capacities of 9.1 to
73.4 gigabytes at speeds of 7,200 RPM and 10,000 RPM.

     Network Systems Group: Through our Network Systems Group, established in 1999, we offer a line of network attached storage ("NAS") servers. Network attached storage servers provide a low-cost storage alternative to general purpose servers for small and medium sized businesses, workgroups and departments within the enterprise. Our MaxAttach family of storage server products provides file sharing capabilities across multiple platforms.

COMPANY BACKGROUND

     We were founded in 1982 and completed an initial public offering of common stock in 1986. In the mid-1980's, we were a leading technology innovator in the hard disk drive industry. As is true today, the hard disk drive industry during the 1980's was intensely competitive and characterized by rapid technological change, rapid rates of product and technology obsolescence, changing customer requirements, dramatic shifts in market share and significant erosion of average selling prices. In an effort to mitigate the risks associated with these factors, we pursued all major product segments in the hard disk drive market, utilizing multiple product families and technology platforms. This costly strategy added significant complexity to the business, which caused us to delay or miss a number of key product introductions and ultimately led to the deterioration of our overall financial condition. As a result of this deterioration, we sold 40% of our outstanding common stock to Hyundai Electronics Industries (now Hynix Semiconductor, Inc.) and its affiliates in 1994.

     In early 1996, Hyundai Electronics America (now Hynix Semiconductor America Inc. -- "Hynix") acquired all of the remaining publicly held shares of our common stock as well as all of our common stock then held by Hynix Semiconductor, Inc. and its affiliates. Shortly thereafter, Hynix accelerated its efforts to revitalize Maxtor. In July 1996, we hired a new management team, headed by Michael R. Cannon, our current President and Chief Executive Officer and a 20-year veteran of the hard disk drive industry, to lead our turnaround and capture business at leading desktop computer manufacturers.

     In July 1998, we completed a public offering of 49.7 million shares of our common stock, receiving net proceeds of approximately $328.8 million from the offering. In February 1999, we completed a public offering of 7.8 million shares of common stock with net proceeds to us of approximately $95.8 million.

     In September 1999, we acquired privately held Creative Design Solutions, Inc. ("CDS"), a participant in the emerging network attached storage market. The acquisition of CDS enabled us to transition from being a supplier of hard disk drives for the desktop personal computer market to also being positioned to provide storage solutions that deliver price and performance values in networked environments.

     In April 2001, we completed the merger with Quantum Corporation's Hard Disk Drive Group ("Quantum HDD"). At the closing, each share of Quantum HDD common stock was converted into 1.52 shares of our common stock. As a result, we issued approximately 121.0 million shares of common stock and assumed options to purchase an additional 12.8 million shares of common stock. With the Quantum HDD merger, we became one of the largest disk drive companies in the world in terms of unit shipments and expanded our product line to include disk drives for server products in addition to drives for desktop computer systems and consumer electronics applications.

     In September 2001, we completed the acquisition of MMC Technology, Inc. ("MMC"), a wholly-owned subsidiary of Hynix. MMC, based in San Jose, California, designs, develops and manufactures media for hard disk drives. Prior to the acquisition, sales to Maxtor comprised 95% of MMC's annual revenues. The primary reason for our acquisition of MMC was to provide us with an assured source of supply of media. MMC currently represents approximately 40% of our media needs.

     In October 2001, Hynix sold approximately 23.3 million shares (including the exercise of the underwriters' over-allotments) of Maxtor stock in a registered public offering. In addition, at the same time and on the same terms as Hynix's sale of Maxtor's stock to the public, Maxtor purchased an additional
5.0 million shares from Hynix. We did not receive any of the proceeds from Hynix's sale of Maxtor stock to the public. Following these transactions, Hynix's ownership of our outstanding stock was 5.17%. In February 2002, the remaining 12.5 million shares of Maxtor stock owned by Hynix were distributed to holders of a DECS Trust IV security that Hynix issued in February 1999 and which had been secured by Maxtor stock. With this distribution, Hynix is no longer an investor in the Company.

INDUSTRY BACKGROUND

     The Hard Disk Drive Market. We participate in two areas of the hard disk drive market -- desktop computers and Intel-based servers. We generate the majority of our unit shipments and revenue today from our desktop computer business. We entered the Intel-based hard disk drive server market through our acquisition of Quantum HDD. Demand for hard disk drives, for both desktop computer and server applications, is driven primarily by:

     - continued improvements in desktop and enterprise computing price to performance ratios;

     - the rapid accumulation of data resulting from the digitization of information previously stored in paper form;

     - larger file sizes created by multimedia-intensive applications; and

     - the exchange of increasing volumes of data among users across the Internet and intranets with the proliferation of collaborative computing.

     In addition, we believe that future demand growth for hard disk drives may also be driven by new and emerging applications in consumer electronics and the need for low cost storage alternatives for small and medium sized businesses, work groups and departments within the enterprise.

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

     Hard disk drive providers are evaluating or implementing a number of technological innovations designed to further increase hard disk drive performance and reduce product costs. In an attempt to simplify the electronic architecture, some hard disk drive manufacturers are combining the traditional servo-control functions of the digital signal processor-based electronic architecture and the error recovery and interface management functions of traditional hard drive microprocessors on a single integrated circuit. Moreover, to achieve timely introduction and rapid volume production of new products consistently, some hard disk drive providers are striving to simplify their product design processes. This effort includes creating extendible core technology platforms, which utilize common firmware and mechanical designs, and the re-use of manufacturing tooling and application specific integrated circuits across various product generations and product lines.

     Hard Disk Drive Market Challenges. Personal computer and server manufacturers who incorporate hard disk drives into their products compete in a consolidating market. For example, according to the International Data Corporation ("IDC"), the top ten personal computer manufacturers accounted for greater than 50% of all personal computer units shipped during 2000 and 2001. Both personal computer and server manufacturers evaluate the quality, storage capacity and performance characteristics of hard disk drives to select their hard disk drive providers. They typically seek to qualify three or four providers for a given hard disk drive product generation. To qualify with personal computer and server manufacturers, a hard disk drive provider must execute on its product development and manufacturing processes in order to be among the first-to-market introduction and first-to-volume production of leading storage capacity per disk with competitive prices. A hard disk drive provider's failure to reach the market on time or to deliver timely volume production usually results in significantly decreased gross margins due to rapidly declining average selling prices and dramatic losses in market share. Successful achievement on the performance parameters, however, is only part of the competitive equation. As an increasing number of personal computer and server manufacturers have transitioned their operations to a build-to-order business model, they require that their hard disk drive vendors' inventory management be compatible with their new business models.

OUR SOLUTION

     We have established ourselves as a leading provider of high quality, high performance hard disk drives to major desktop computer manufacturers, distributors and retailers. Our management team has extensive hard disk drive industry experience across all functional areas. As a result, we have been able to define and implement the key business processes necessary to fulfill the needs of our customers. These processes focus on the efficient, timely and cost-effective integration of leading-edge technology to create highly manufacturable hard disk drives. Moreover, our senior management team vigorously monitors these processes in an effort to ensure consistent execution and prompt response to customer demands. We intend to continue our leadership in the desktop hard disk drive industry by consistently executing these fundamental business processes.

     The Intel-based server market has many of the same characteristics for success as the desktop computer market. We intend to apply the same fundamentals that have allowed us to be successful in the desktop computer market to our emerging server business. These fundamentals include strong focus on meeting customer demands through consistent execution and excellent service. To ensure that we are fully leveraging the strengths of our desktop hard drive business, we recently placed several experienced executives from our Longmont, Colorado facility at our Shrewsbury operation.

     We believe there is an emerging and potentially significant market for hard disk drives in consumer electronics applications, including devices such as set-top boxes, PVRs and game consoles. We are currently supplying hard disk drives to leading consumer electronics manufacturers, including Dish Network, JVC, Panasonic, SonicBlue and Tivo, for use in a variety of consumer electronics devices that are being sold today. Although these sales were not significant to us in 2001, we expect that the market for consumer electronics devices using hard disk drives, which we believe is in its earliest stages, will expand over time as consumer acceptance and adoption of these products grow. We intend to leverage our position as a high quality, time-to-volume leader in hard disk drives and pursue relationships with the leaders in consumer electronics to capitalize on the opportunities presented by this new market.

     We have leveraged our strength in hard disk drives to provide easy-to-install, cost effective NAS servers to met the growing storage needs of business networks and data centers. We intend to expand our presence in the NAS industry by adding functionality and features to our core product line to provide turnkey solutions to common storage problems, including data management and e-mail management. We market our NAS products through two primary channels, original equipment manufacturers ("OEM"s) and resellers.

OUR STRATEGY

     We seek to be the leading provider of hard disk drives and related storage solutions to leading computer and consumer electronics manufacturers, distributors and retailers. Our strategy to achieve this goal includes the following elements:

     Fully Realize the Benefits of Integration following the Quantum HDD
Merger. Our focus since completion of the merger with Quantum HDD in April 2001 has been on achieving cost benefits and efficiencies with respect to sales, product development, manufacturing, procurement of supplies and other administrative activities that were made possible by the merger. We made significant progress in many of these areas during 2001. We completed the integration of our sales force in a process that was virtually seamless to our customers. We eliminated redundant positions in administrative and other areas of the Company and took additional steps to further reduce our expense base. To realize fully the cost benefits, however, we must complete the integration of our product development efforts, designing hard disk drives that are based on a common mechanical and architectural platform that can be manufactured efficiently. This integration of product development and design is currently underway, and we anticipate that we will achieve our common design goal in the second half of 2002. With a common design, we believe we will be able to improve our manufacturing efficiencies. In addition, we expect that we will be able to leverage further our relationships with our key component suppliers to ensure consistency and efficiency in our supply chain.

     Maintain Significant Market Share With Leading Computer Manufacturers. We believe our ability to achieve leading time-to-volume production of high quality, high performance hard disk drives and to provide excellent customer service will enable us to maintain our market share position with leading personal and server computer manufacturers. According to IDC, in 2001, Maxtor's share of the desktop hard disk drive market based on units shipped was 34.3%(including Quantum's first quarter shipments). Sales to our five largest desktop computer OEM customers represented 24.5% of our total revenue in 2001. In addition, we intend to leverage our relationships with leading desktop computer manufacturers to further expand our presence in the server market. Many of the leading Intel-based server manufacturers have been long-standing customers of Maxtor's hard disk drives for desktop computers. We intend to build on these relationships with a continued emphasis on quality products, time-to-volume leadership and excellent customer service in our server product line.

     Capitalize on Flexible Manufacturing. To ensure our efficiency, we will continue to utilize a balanced approach to our manufacturing. Our Singapore manufacturing facility uses a flexible cell-based process and we continue to rely on it for the manufacture of our desktop hard disk drives and NAS server assembly. Our flexible cell-based process in the Singapore facility enables us to:

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

     - effectively adapt our inventory management model to the build-to-order business model that many of our desktop computer manufacturer customers have adopted; and

     - add incremental capacity as needed at a relatively low cost.

     This flexible cell-based process, when coupled with our product design methodology, has enabled us to significantly improve time-to-volume production.

     As a result of our merger with Quantum HDD, we also have a relationship with Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE"), which had been Quantum HDD's sole manufacturing partner. With operations in Indonesia, Japan and Singapore, MKE operates a state-of-the-art, fully automated facility that is ideal for long manufacturing runs of quality products. MKE also has the capability to manufacture high-end SCSI hard disk drives for the server market. We continue to work with MKE for the manufacture of some of our desktop hard disk drive products as well as our line of high-end server drives.

     Pursue Opportunities in Emerging Markets. We believe the demand for hard disk drives in consumer applications will continue to grow. Today, hard disk drive storage in consumer electronics applications has been primarily incorporated into set-top boxes, PVRs and game consoles. We have announced agreements with Dish Network, JVC, Panasonic, SonicBlue and Tivo to provide them with hard disk drives for a variety of consumer electronic applications. We intend to pursue this market by developing hard disk drive products appropriate for these applications and by expanding our relationships with leading consumer electronics manufacturers throughout the world.

     We also believe that demand for storage for applications outside the desktop and server market represent significant growth opportunities for us. Industry analysts anticipate strong demand for effective, low-cost network attached storage solutions from IT managers of large corporations as well as small and medium sized businesses and workgroups. Our approach is to work with leading software vendors to offer customers a turnkey solution that addresses their specific needs, such as file sharing and e-mail archiving. We intend to build on our success in supplying NAS devices to OEMs and value-added resellers.

     Strengthen Relationships with Distributors and Retailers. We intend to further strengthen our relationships with distributors and retailers to capture the higher margin opportunities offered in these markets. We will continue to invest in promotional programs to generate interest and sales through both of these channels. In addition, we will continue to introduce higher margin storage products, in addition to hard disk drives, that appeal to distribution and retail channel customers. In the distribution channel, these products include NAS servers, and in retail, they include personal storage devices and video-editing kits.

PRODUCT DEVELOPMENT/TECHNOLOGY

     We enjoy strong customer relationships, which we believe is due in large part from excellent product quality, time-to-volume production leadership and industry-leading performance. Contributing to these strong relationships, we believe, is our product development process. Our product development effort is separated into two phases -- the enabling technology development phase and the product design phase.

     Enabling Technology Development Phase. Our advanced technology group is responsible for the enabling technology development phase, which includes:

     - working closely with our product design teams and strategic component suppliers to create a variety of state-of-the art technologies to be used in our future products;

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

     Product Design Phase. The creation of the advanced technology group enables our product design group to concentrate on improving product performance, robustness, manufacturability, quality and materials costs. The product design group also is responsible, in part, for executing our new product introduction process. This process is a highly disciplined review procedure that is designed to ensure that new product designs meet clearly specified criteria in terms of yield, scrap, quality, productivity and production ramp rates prior to release into volume production.

PRODUCTS

     We offer an expansive line of hard disk drives and related storage products for a variety of applications, including desktop computers, high-performance Intel-based servers, network attached storage and consumer electronics.

     Hard Disk Drive Group. We currently offer a broad line of hard disk drives for desktop computers and Intel-based servers. Our desktop products are marketed under the Fireball, DiamondMax and DiamondMax Plus brand names and consist of 3.5-inch hard disk drives with storage capacities that range from 10 to 160 gigabytes per platter and speeds of 5,400 RPM and 7,200 RPM. Our desktop drives come in configurations ranging from 1 to 4 platters per drive, allowing us to address a wide range of applications for desktop computers, from entry level to mid-range to the high-end. In addition, there is an emerging market for these drives in a variety of consumer electronics applications, including set-top boxes, PVRs and game consoles. All of these hard disk drives have a number of features including high speed interfaces for greater data throughput, a robust mechanical design for improved reliability, giant magneto-resistive head technology and a digital signal processor-based electronic architecture.

     Our high-end 3.5-inch hard disk drives are for use in high-performance storage-intensive applications such as workstations, enterprise servers and storage subsystems. Our Intel based server products are marketed under the Atlas brand name and provide storage capacities of 9.1 to 73.4 gigabytes at speeds of 7,200 RPM and 10,000 RPM. Our most recently introduced high-end drive, the Atlas 10K III, has been qualified by several Intel-based server OEMs and is shipping to the OEMs and into the distribution market.

     The table below sets forth the key performance characteristics of our hard disk drive products.

                         CAPACITY   PRODUCT    ROTATIONAL
                         PER DISK   CAPACITY     SPEED
PRODUCTS                  (GB*)      (GB*)       (RPM)                  APPLICATIONS
--------                 --------   --------   ----------               ------------
531DX..................   10/15      10/15        5,400     Entry-level Desktop PCs & Consumer
                                                            Electronics
541DX..................      20         20        5,400     Entry-level Desktop PCs & Consumer
                                                            Electronics
DiamondMax 60..........      15         60        5,400     High-performance Desktop PCs &
                                                            Workstations
DiamondMax 80..........      20         80        5,400     High-performance Desktop PCs &
                                                            Workstations
DiamondMax 536DX.......      30        100        5,400     High-performance Desktop PCs &
                                                            Workstations
DiamondMax D540X.......      40        160        5,400     High-performance Desktop PCs &
                                                            Workstations
DiamondMax Plus 40.....      10         40        7,200     High-performance Desktop PCs &
                                                            Workstations
DiamondMax Plus 45.....      15         45        7,200     High-performance Desktop PCs &
                                                            Workstations
DiamondMax Plus 60.....      20         60        7,200     High-performance Desktop PCs &
                                                            Workstations
Fireball Plus AS.......      20         60        7,200     High-performance Desktop PCs &
                                                            Workstations
DiamondMax Plus              40         80        7,200     High-performance Desktop PCs &
  D740X................                                     Workstations
Atlas V................     9.1       36.7        7,200     Servers, Workstations & Storage
                                                            Subsystems
Atlas 10K II...........     9.2       73.4       10,000     Enterprise Servers, Workstations &
                                                            Storage Subsystems
Atlas 10K III..........    18.4       73.4       10,000     Enterprise Servers, Workstations &
                                                            Storage Subsystems

---------------

* GB = A gigabyte means 1 billion bytes. Total usable capacity may vary with operating environments.

     Network Systems Group. We offer a line of network attached storage servers through our Network Systems Group. Our MaxAttach storage servers provide a low-cost alternative to general purpose servers for small and medium sized businesses, workgroups, and departments within the enterprise. These servers operate across multiple platforms and provide enhanced performance, reliability and manageability. We have established a relationship with Microsoft Corporation that allows us access to its robust NAS operating system. In addition, we have relationships with leading software vendors to provide customers with turnkey solutions to specific IT problems, including file sharing, e-mail archiving and storage virtualization.

     The following table sets forth the products we currently offer for network attached storage applications:

                             MAXIMUM
NAS PRODUCTS                CAPACITY*         CLIENT SUPPORT                APPLICATIONS
------------                ---------         --------------                ------------
MaxAttach NAS 4100........   320 GB     Windows, UNIX/Linux,         Small/Medium Business,
                                        Novell, Apple                Large Workgroup file
                                                                     sharing
MaxAttach NAS 4300........   640 GB     Windows, UNIX/Linux,         Small/Medium Business,
                                        Novell, Apple                Large Workgroup file
                                                                     sharing
MaxAttach NAS 6000........   5.7 TB     Windows, UNIX/Linux,         IT Departments in the
                                        Novell, Apple                Enterprise

---------------

* GB = A gigabyte means 1 billion bytes. TB = A terabyte means 1 trillion bytes. Total usable capacity may vary with operating environments.

     We also introduced several new external storage products in 2001. Maxtor Personal Storage devices introduced during the year include the 3000DV, 3000XT and 3000LE, which offer external storage solutions for a range of users from the budget conscious to high-performance seekers. The devices are hot swappable and easy to use. They connect to personal or Macintosh computers through 1394 or USB ports and offer up to 160 gigabytes of storage.

MANUFACTURING/QUALITY

     To be competitive, we must manufacture high quality high-performance hard disk drives with industry leading time-to-volume production at competitive costs, and we must be able to respond quickly to changes in product delivery schedules. Our hard disk drive manufacturing operations consist primarily of the final assembly of high-level subassemblies built to our specifications and testing of completed products.

     Manufacturing. We currently have two sources of production for our hard disk drive products. Our Maxtor-owned Singapore manufacturing facilities utilize a cell-based process, enabling us to dedicate manufacturing cells to a particular customer. We combine our cell-based approach with a sophisticated factory information system that collects data on various product and quality metrics. The cell-based approach provides us with the flexibility to readily scale our production in response to customer needs. Our NAS servers are also assembled at one of our two buildings in Singapore.

     As a result of the Quantum HDD merger, we also have a relationship with MKE for the manufacture of hard disk drives for a portion of our hard disk drives for the desktop and all of our high-end hard disk drives for Intel-based servers. MKE's facilities are based in Indonesia, Japan and Singapore and are highly automated, employing integrated computer networks and advanced control systems.

     Quality. Both Maxtor and MKE manufacturing operations conform to the same high quality standards. These standards are set and measured by us, using consistent measurement and metrics. We consistently receive high rankings from our customers on our quality and customer service. To ensure that Maxtor remains a leader in product quality and overall customer satisfaction, we have implemented several corporate-wide quality programs, which focus on:

     - robustness of design and improved design tolerances;

     - state-of-the-art product traceability, statistical controls and web-based tools;

     - quality of incoming parts and factory process controls; and

     - customer feedback, data analysis and timely response.

     In addition, our quality, materials, enabling technology and product development groups work closely with leading component vendors in an effort to ensure sufficient tolerances are designed into our hard disk drives to achieve high manufacturing yields and product quality. All of our manufacturing facilities are ISO 9002 and 14001 certified. Finally, our executives meet regularly with suppliers and customers to exchange product quality information to facilitate rapid analysis of product failure and timely implementation of corrective actions. We consistently receive high rankings from our customers on our quality and customer service and maintaining these rankings remains a high priority within the company.

MATERIALS AND SUPPLIES

     We have developed and continue to develop strategic relationships with leading suppliers of many of the key components for our hard disk drive products. These relationships enable us to actively manage our supply chain to improve flexibility in choosing state-of-the-art components and to reduce component, inventory and overall product costs. In addition, our strategic suppliers work closely with our advanced technology group, enabling us to gain early access to leading edge hard disk drive technology and to improve the overall efficiency of our product design process. With respect to MKE, Maxtor oversees the qualification and supply chain management of key components, including heads, media, motors and all of the major electronics components.

     We and MKE rely on a limited number of suppliers to provide Maxtor specific components for our products. These components include heads, media, custom electronics, motors and mechanical parts. Maxtor will typically qualify two or three sources for these key components in order to meet supply assurance requirements. With our acquisition of MMC in 2001, we have an internal source of media supply, which serves approximately 40% of our needs. Custom application specific integrated circuits, including our digital signal processor controller chips and channels, however, currently are sole-sourced from Texas Instruments and Agere Systems, respectively. We do not have long term supply contracts with these suppliers. To manage the risk of these single-source suppliers, we require that each of these components be produced at two manufacturing facilities.

CUSTOMERS AND SALES CHANNELS

     We sell our products directly to leading manufacturers of desktop and server computer systems and consumer electronics devices, through key distributors and through the retail channel. Desktop computer OEM customers include Compaq Computer Corporation ("Compaq"), Dell Computer Corporation ("Dell"), Fujitsu Limited ("Fujitsu"), Hewlett-Packard Company ("Hewlett Packard"), International Business Machines Corporation ("IBM"), Legend Computer Systems Limited and NEC USA, Inc.. Leading distributors include Bell Microproducts Inc. ("Bell Microproducts"), Ingram Micro Inc. ("Ingram Micro"), Tech Data Corporation ("Tech Data") and Xander International. Retail chain stores that feature our products include Best Buy and CompUSA.

     Manufacturers. Revenue from our five largest desktop computer OEM customers, represented 24.5%, 28.5% and 42.9% in 2001, 2000 and 1999, respectively. Dell represented 11.3% of our sales in fiscal 2001, 14.2% in fiscal 2000 and 22.8% in fiscal 1999. We believe that our success depends on our ability to maintain and further develop strong customer relationships with desktop and server computer system and consumer electronics manufacturers and to provide products that fit their specific needs.

     Distributors. We use a select group of distributors to sell our products cost-effectively to the large number of geographically dispersed customers, which tend to hold small market shares of the overall desktop and server computer markets. These distributors include value-added resellers, dealers, system integrators and small desktop and server manufacturers. Distributors accounted for 39.6%, 22.1% and 18.5% of our revenue in 2001, 2000 and 1999, respectively. Distributors generally enter into non-exclusive agreements with us for the purchase and redistribution of product on a quick turnover basis. Purchase orders are placed and revised on a weekly basis. We grant certain of our distributors price protection and limited rights to return product on a rotation basis. Our major distributors include Bell Microproducts, Ingram Micro, Tech Data and Xander International.

     Retailers. To expand awareness of the Maxtor brand and generate typically higher gross profit margins, we sell our retail-packaged products, including hard disk drives and external storage devices, into the retail channel. We sell directly to major retailers such as computer superstores, warehouse clubs and computer electronics stores, and authorized sales through distributors to smaller retailers. Retailers accounted for 5.3%, 8.1% and 6.3% of our revenue in 2001, 2000 and 1999, respectively. During 2001, we expanded our retail presence outside of the US and Canada into Europe and parts of Asia. We believe the retail channel complements other sales channels. Retailers supply the after-market "upgrade" sector in which end users purchase and install hard disk drive products to upgrade their computers. Retail distribution is also an important channel for the sale of our external storage products which appeal to the end user interested in emerging consumer applications that have extensive storage requirements, such as digital photography, MP3 music downloads and video-editing. We grant certain of our retailers price protection and limited rights to return product on a rotation basis.

SALES AND MARKETING

     We market and sell our products to leading desktop and server computer and consumer electronics manufacturers, distributors and retailers. Our representative offices are located throughout the U.S. and in Australia, France, Germany, Great Britain, Hong Kong, Japan, Korea, Singapore and Taiwan. We have formed multi-disciplined, dedicated account and channel teams focused on each current and target strategic desktop and server manufacturer, distributor and retail accounts. These teams generally are comprised of representatives from our sales, marketing, engineering and quality organizations. Our senior management also takes an active role in our sales efforts. Dedicated field sales and technical support personnel are located in close proximity to the manufacturing facilities of each of our desktop computer manufacturer customers.

     Our marketing and public relations functions are performed both internally and through outside firms. Public relations, direct marketing, worldwide packaging and marketing materials are focused and targeted to various end-user segments. We utilize both consumer media and trade publications. We have programs under which qualifying resellers are reimbursed for certain advertising expenditures. We also have invested in direct marketing and customer satisfaction programs. We maintain ongoing contact with end users through primary and secondary market research, focus groups, product registrations and technical support databases.

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

COMPETITION

     We compete primarily with manufacturers of 3.5-inch hard disk drives for desktop and server computers. Our competitors in the hard disk drive market include Hitachi, Fujitsu, IBM, Samsung, Seagate, and Western Digital. With the Quantum HDD acquisition, we became the largest provider of hard disk drives for the desktop computer market based on units shipped. Competition in the emerging network attached storage market is wide and diverse. It includes manufacturers of general-purpose servers; network attached storage manufacturers such as Quantum Corporation's Snap! business; Dell, IBM, Compaq and companies that specialize in the manufacture of server subsystems both in the U.S. and overseas.

     We believe that important competitive factors in the hard disk drive and network attached storage markets are quality, storage capacity, performance, price, time-to-market introduction, time-to-volume production, desktop and server manufacturer product qualifications, breadth of product lines, reliability and technical service and support. We believe we compete favorably with respect to these factors. For further information, see section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Performance."

INTELLECTUAL PROPERTY

     We have been granted 642 U.S. and 178 foreign patents related to hard disk drive products and technologies, and have additional patent applications pending in the United States and certain foreign countries. We have patent protection on certain aspects of our technology and also rely on trade secret, copyright and trademark laws, as well as contractual provisions to protect our proprietary rights. There can be no assurance that our protective measures will be adequate to protect our proprietary rights; that others, including competitors with substantially greater resources, have not developed or will not independently develop or otherwise acquire equivalent or superior technology; or that we will not be required to obtain licenses requiring us to pay royalties to the extent that our products may use the intellectual property of others, including, without limitation, our products that may also be subject to patents owned or licensed by others. There can be no assurance that any patents will be issued pursuant to our current or future patent applications, or that patents issued pursuant to such applications or any patents we own or have license to use will not be invalidated, circumvented or challenged. In the case of products offered in rapidly emerging markets, such as network attached storage or consumer electronics, our competitors may file patents more rapidly or in greater numbers, resulting in the issuance of patents that may result in unexpected infringement assertions against us. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights. Litigation may be necessary to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of our proprietary rights or those of others. We could incur substantial costs in seeking enforcement of our issued or licensed patents against infringement or the unauthorized use of our trade secrets and proprietary know-how by others or in defending ourselves against claims of infringement by others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the laws of certain countries in which our products are manufactured and sold, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States, and there can be no assurance that such laws will be enforced in an effective manner. Any failure by us to enforce and protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations. For further information, see section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Performance."

EMPLOYEES

     As of December 29, 2001, we had 9,811 employees worldwide, including 2,285 in engineering, research and development; 443 in marketing, sales and customer support; 6,220 in manufacturing; and 863 in executive, general management and administration. As of December 29, 2001, we had 5,409 employees at our manufacturing facilities in Singapore and 297 employees at our foreign sales offices. None of our U.S. employees are currently represented by a labor organization. In May 1997, our Singapore subsidiary recognized a labor union, the United Workers of Electronic and Electrical Industries ("UWEEI"), and in November 1998, signed a three-year collective bargaining agreement with that union. Thereafter, in September 2001, our Singapore subsidiary concluded negotiations with the UWEEI and entered into a three year collective bargaining agreement. We believe that our employee relations are positive.

EXECUTIVE OFFICERS

     The following table lists the names, ages, positions and offices held by, and a brief account of the business experience of, each executive officer of the Company as of March 28, 2002. There are no family relationships between any director or executive officer of the Company. Executive officers serve at the discretion of the Board of Directors.

NAME                            AGE                  POSITION WITH THE COMPANY
----                            ---                  -------------------------
Michael R. Cannon.............  49    President, and Chief Executive Officer
Dr. Pantelis S. Alexopoulos...  53    Executive Vice President, Advanced Technology and Chief
                                      Technology Officer
Michael D. Cordano............  37    Executive Vice President, Worldwide Sales and Corporate
                                      Marketing
Phillip C. Duncan.............  51    Executive Vice President, Human Resources and Real
                                      Estate
Dr. Victor B. Jipson..........  49    Executive Vice President/General Manager, Desktop
                                      Products Group
Eric L. Kelly.................  43    President, Network Systems Group
Dr. Ian L. Sanders............  49    President, MMC Technology
K. H. Teh.....................  47    Executive Vice President, Worldwide Manufacturing and
                                      Singapore Managing Director
Paul J. Tufano................  48    Executive Vice President, Chief Operating Officer and
                                      Chief Financial Officer
Michael J. Wingert............  41    Executive Vice President/General Manager, Server
                                      Products Group
David L. Beaver...............  48    Senior Vice President, Worldwide Materials and Chief
                                      Procurement Officer
Misha Rozenberg...............  40    Senior Vice President, Worldwide Quality and Chief
                                      Quality Officer
Gerard Schenkkan..............  45    Senior Vice President, Consumer Electronics and Business
                                      Development
Glenn H. Stevens..............  51    Senior Vice President, General Counsel and Secretary

     Michael R. Cannon has been our President, Chief Executive Officer and a member of the Board of Directors since July 1996. From 1993 until he joined us in 1996, Mr. Cannon held several senior management positions with IBM's Storage Systems division, including Vice President, Mobile and Desktop Business Unit; Vice President, Product Design; and Vice President, Worldwide Operations. From May 1991 to January 1993, he served as Senior Vice President of Syquest, a removable disk drive company, and prior to joining SyQuest he held the position of Vice President, Southeast Asia Operations, with Imprimis Technology, a disk drive company.

     Dr. Pantelis S. Alexopoulos has been our Executive Vice President, Advanced Technology and Chief Technology Officer since November 2001. Previously, Mr. Alexopoulos served as our Vice President, Advanced Technology and Chief Technology Officer since April 1997 and became Senior Vice President and Chief Technology Officer in April 2001. Before joining us in 1996, Dr. Alexopoulos was the Executive Director of Advanced Concepts at Seagate Corporation. He also spent 14 years at IBM in the research division.

     Michael D. Cordano has been our Executive Vice President, Worldwide Sales and Corporate Marketing since August 2001. Previously, Mr. Cordano served as our Vice President, Worldwide Sales since August 1999. Prior to August 1999, he held the position of Vice President, Global Sales. Prior to joining us in 1994, Mr. Cordano held various sales positions at Conner Peripherals, Inc., a disk drive company.

     Phillip C. Duncan has been our Executive Vice President, Human Resources and Real Estate since November 2001. Previously Mr. Duncan served as our Vice President, Human Resources since August 1996 and became Executive Vice President, Human Resources and Real Estate in April 2001. From 1994 to 1996, he was Vice President, International Sales and Marketing and Human Resources of Berkeley Systems, a software company. From 1992 to 1994, he held senior human resources management positions at SyQuest, and from 1990 to 1992, he held similar positions at Cirrus Logic, a semiconductor company.

     Dr. Victor B. Jipson has been our Executive Vice President/General Manager, Desktop Products Group since November 2001. Previously, Mr. Jipson served as our Executive Vice President, Engineering since April 2001. From October 1999 until April 2001, he served as President, Network Systems Group. From December 1995 until his appointment as President, Network Systems Group, he served as our Senior Vice President, Engineering. From 1991 to 1995, he was General Manager of IBM's Optical Storage Solutions business unit. From 1975 to 1991, Dr. Jipson held key management positions in research, technical strategy, product strategy and research and development with IBM.

     Eric Kelly has been our President, Network Systems Group since May 2001. Prior to joining us, Mr. Kelly was Chief Operating Officer at iSyndicate Corporation, an Internet syndication infrastructure and application solutions provider, from July 2000 to April 2001. From July 1997 to July 2000, he was Vice President, Enterprise Group at Dell Computer Corporation. Prior to joining Dell, he was Vice President of Worldwide Sales and Business Development at Netpower Systems Corporation, a software company, from January 1996 to June 1997. From 1981 to 1996, Mr. Kelly held senior-level executive positions at various companies, including IBM, Connor Peripherals and Diamond Multimedia Systems.

     Dr. Ian L. Sanders has been our President, MMC Technology since September 2001. Prior to Maxtor's acquisition of MMC Technology Inc. in September 2001, Dr. Sanders was Chief Technical Officer at MMC. Dr. Sanders was co-founder of MMC. Prior to the establishment of MMC, Dr. Sanders was Vice President, Media Research, Development and Engineering at Seagate Technology, a hard disk drive company. Dr. Sanders also spent seventeen years at IBM, where he held a number of senior management positions.

     K. H. Teh has been our Executive Vice President, Worldwide Manufacturing, and Singapore Managing Director since November 2001. Previously, Mr. Teh served as our Vice President, Worldwide Manufacturing since May 1997 and became Senior Vice President, Manufacturing in April 2001. From 1996 to 1997, he was with Iomega, a removable disk drive company, where he had been Managing Director of its Malaysia manufacturing facility. From 1994 to 1996, he was the Managing Director of Digital Equipment Malaysia and subsequently Quantum Peripherals Malaysia. Prior to 1994, Mr. Teh held various senior management positions in multinational corporations in Singapore.

     Paul J. Tufano has been our Executive Vice President and Chief Operating Officer since April 2001 and Chief Financial Officer since July 1996. From November 1998 to his appointment as Chief Operating Officer, Mr. Tufano served as our Senior Vice President, Finance. From July 1996 to his appointment as Senior Vice President, Finance, Mr. Tufano served as our Vice President, Finance. From 1979 to 1996, Mr. Tufano held a variety of management positions at IBM. Mr. Tufano was Manager of Worldwide Logistics for IBM's storage systems division. Mr. Tufano also held other management positions at IBM including Manager of Plans and Controls for IBM's Desktop and Mobile Storage products business unit, and Controller for IBM's San Jose, California facility. Until December 30, 1998, Mr. Tufano was a director of International Manufacturing Services, Inc., a major electronic manufacturing service company.

     Michael J. Wingert has been our Executive Vice President/General Manager, Server Products Group since November 2001. Previously, Mr. Wingert served as our Vice President, Desktop Engineering since November 1999 and became Senior Vice President, Engineering in April 2001. Before his promotion to Vice President, Desktop Engineering, he was our Vice President, Engineering for five years. Prior to joining us in 1994, Mr. Wingert held various senior management positions in product testing and development at IBM.

     David L. Beaver has been our Senior Vice President, Worldwide Materials and Chief Procurement Officer since November 2001. Previously, Mr. Beaver served as our Vice President, Worldwide Materials since May 1998 and became Senior Vice President, Worldwide Materials in April 2001. From March 1997 to May 1998, Mr. Beaver was Vice President of Far East Materials and Logistics in our Singapore factory. Form 1994 to 1997, he was Director of Operations and Materials at EMASS, an E-systems data storage company. From

1991 to 1994, he was Director of Corporate Materials Procurement at SyQuest. He has over 20 years high tech data storage business management experience.

     Misha Rozenberg has been our Senior Vice President, and Chief Quality Officer since November 2001. Previously, Mr. Rozenberg served as our Vice President, Quality since March 1998 and became Senior Vice President, Worldwide Quality in April 2001. From 1996 to 1998, he was Vice President, Supplier Engineering. From 1994 to 1996, Mr. Rozenberg was a Senior Director of Supplier Engineering with Conner Peripherals, Inc.. From 1990 to 1994, he was a Manager at Apple Computer.

     Gerard Schenkkan has been our Senior Vice President, Consumer Electronics and Business Development since April 2001. Prior to joining Maxtor, he spent five years at Quantum Corporation, most recently as Vice President and General Manager of the Consumer Electronics Business Unit. From 1984 to 1996 Mr. Schenkkan held various marketing management and corporate development positions at Hewlett-Packard Company. From 1982 to 1984 Mr. Schenkkan was a management consultant with Bain and Company.

     Glenn H. Stevens has been our Vice President, General Counsel and Secretary since June 1994 and became Senior Vice President, General Counsel in April 2001. From 1992 to 1994, Mr. Stevens had a private law practice. From 1979 to 1992, he held various positions within the legal department at U S West, Inc., a telecommunications products and services provider, including Chief Counsel and Secretary for its research and development organization and Chief Intellectual Property Counsel for the family of U S West companies.

ITEM 2. PROPERTIES

     Our corporate headquarters, sales, marketing and advanced technology operations are located in Milpitas, California. We lease approximately 899,000 square feet to support on-going operations in this location. Hynix is currently an unconditional guarantor of our 180,000 square foot lease in Milpitas, California which will expire in March 2002. We lease a 158,000 square foot facility in San Jose, California which we use for the engineering and manufacturing of disk drive media, and we also lease a 180,000 square foot facility in Milpitas, California, which lease expires in April 2002.

     We also maintain 511,000 square feet of engineering and pilot production operations as well as administrative, marketing and materials facilities in Longmont, Colorado. A new 450,000 square foot leased building was occupied in May 2001 and houses our desktop engineering group. The Longmont facilities lease has a 15-year term and is renewable for five years.

     We occupy 672,000 square feet in Shrewsbury, Massachusetts housing design and customer engineering, as well as advanced technology. Maxtor owns the Shrewsbury facility and a portion of that facility is currently subleased to tenants. We also own and sublease an 180,000 square foot facility in Louisville, Colorado. All of our other domestic facilities are leased.

     Operations outside of the United States primarily consists of two manufacturing plants in Singapore that produces subassemblies and final assemblies for the Company's hard disk drive products. The manufacturing facilities are located in two owned buildings in Singapore totaling approximately 560,000 square feet, which are located on two parcels of leased land with leases terminating in 2016 and 2018, both with an option to renew for 30 years.

     We also lease various sales and support facilities in Australia, the People's Republic of China, France, Germany, Hong Kong, Ireland, Japan, the Republic of Korea, Scotland, Singapore, Switzerland, Taiwan, United Kingdom and the United States. The aggregate rent under all of our worldwide leases is currently $31.8 million per annum, including $8.2 million in lease obligations on buildings we are exiting in March 2002. There can be no assurance that we will be able to obtain additional space to accommodate our future needs or dispose of excess space as required on reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     Prior to our merger with Quantum HDD, we, on the one hand, and Quantum and MKE, on the other hand, were sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Papst's complaint against Quantum and MKE was filed on July 30, 1998, and Papst's complaint against Maxtor was filed on March 18, 1999. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with several other pending litigations involving the Papst patents. Following pre-trial proceedings, the matters will be transferred back to the District Court for the Northern District of California for trial. Papst's infringement allegations are based on spindle motors that Maxtor and Quantum purchased from third party motor vendors, including MKE, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of the spindle motors used in our hard disk drives from vendors that were licensed under the Papst patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under the Papst patents, including MKE. As a result of the merger with Quantum HDD, we assumed Quantum's potential liabilities to Papst arising from the patent infringement allegations Papst asserted against Quantum. Papst and MKE recently entered into an agreement to settle Papst's pending patent infringement claims against MKE. That agreement includes a license of the Papst patents to MKE which might provide Quantum, and thus us, with additional defenses to Papst's patent infringement claims.

     The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, we cannot assure you we will be able to successfully defend ourselves against this or any other Papst lawsuit. The Papst complaint asserts claims to an unspecified dollar amount of damages. A favorable outcome for Papst in this lawsuit could result in the issuance of an injunction against us and our products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, we also could be required to pay treble damages and Papst's attorney's fees. Accordingly, a litigation outcome favorable to Papst could harm our business, financial condition and operating results. Management believes that it has valid defenses to the claims of Papst and is defending this matter vigorously.

     In addition to the Papst lawsuit, a complaint was filed by Cambrian Consultants on May 22, 2001 in the United States District Court for the Central District of California against us, alleging infringement of U.S. Patent No. 4,371,903. On March 7, 2002, this matter was finally and fully settled on terms favorable to Maxtor. A dismissal with prejudice was entered on March 13, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 29, 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since April 30, 2001, our common stock has been traded on the New York Stock Exchange under the symbol "MXO." From July 31, 1998 to April 30, 2001, our stock had been traded on the Nasdaq National Market under the symbol "MXTR." The table below sets forth the range of quarterly high and low sales prices for our common stock as reported by the New York Stock Exchange and the Nasdaq National Market. Our fiscal year end is the last Saturday of December, conforming to a 52/53-week year methodology.

                                                               HIGH     LOW
                                                              ------   -----
Fiscal 2002 First Quarter (through March 15, 2002)..........  $ 7.90   $5.75
Fiscal 2001 Fourth Quarter..................................    7.20    3.54
Fiscal 2001 Third Quarter...................................    7.33    3.30
Fiscal 2001 Second Quarter..................................    8.38    5.25
Fiscal 2001 First Quarter...................................    8.50    5.09
Fiscal 2000 Fourth Quarter..................................   11.00    5.13
Fiscal 2000 Third Quarter...................................   11.63    5.25
Fiscal 2000 Second Quarter..................................   13.88    9.44
Fiscal 2000 First Quarter...................................   14.81    6.13

     As of March 15, 2002, there were approximately 1,742 stockholders of record of our common stock including The Depository Trust Company, which holds shares of Maxtor common stock on behalf of an indeterminate number of beneficial owners.

DIVIDEND POLICY

     We have never paid cash dividends on our stock and do not anticipate paying cash dividends in the near future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following table presents the consolidated financial information for the periods indicated:

                                    FISCAL YEAR      FISCAL YEAR      FISCAL YEAR     FISCAL YEAR      FISCAL YEAR
                                       ENDED            ENDED            ENDED           ENDED            ENDED
                                    DECEMBER 27,     DECEMBER 26,     JANUARY 1,      DECEMBER 30,     DECEMBER 29,
                                        1997             1998            2000             2000           2001(4)
                                    ------------     ------------     -----------     ------------     ------------
                                                   (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenue...........................    $1,424.3         $2,408.5        $2,486.1         $2,704.8         $3,797.0
Cost of revenue...................     1,352.9          2,108.1         2,287.3          2,328.3          3,427.2
                                      --------         --------        --------         --------         --------
     Gross profit.................        71.4            300.4           198.8            376.5            369.8
                                      --------         --------        --------         --------         --------
Operating expenses:
     Research and development.....       106.2            158.4(1)        192.8            235.0            435.9
     Selling, general and
       administrative.............        62.6             81.9(1)         90.5            110.5            252.9
     Amortization of goodwill and
       other intangible assets....          --               --             3.1              9.9            217.8
     Purchased in-process research
       and development............          --               --             7.0               --             95.2
                                      --------         --------        --------         --------         --------
          Total operating
            expenses..............       168.8            240.3(1)        293.4            355.4          1,001.8
                                      --------         --------        --------         --------         --------
Income (loss) from operations.....       (97.4)            60.1(1)        (94.6)            21.1           (632.0)
Interest expense..................       (36.5)           (28.8)          (13.7)           (13.7)           (25.2)
Interest and other income.........      25.0(2)             7.4            15.6             24.3             21.5
Gain (loss) on sale of
  investment......................          --               --            44.1              1.8             (7.3)
                                      --------         --------        --------         --------         --------
Income (loss) before income
  taxes...........................      (108.9)            38.7(1)        (48.6)            33.5           (643.0)
Provision for income taxes........         1.0              7.5             1.5              1.7              3.4
                                      --------         --------        --------         --------         --------
Net income (loss).................    $ (109.9)(2)     $   31.2(1)     $  (50.1)        $   31.8         $ (646.4)
                                      ========         ========        ========         ========         ========
Net income (loss) per
  share -- basic..................    $     --         $   0.81        $  (0.48)        $   0.28         $  (3.12)
Net income (loss) per
  share -- diluted................    $     -- (3)     $   0.47        $  (0.48)        $   0.27         $  (3.12)
Shares used in per share
  calculation
  (in thousands):
     Basic........................                       38,295         105,503          113,433          206,912
     Diluted......................                       65,814         105,503          119,116          206,912
BALANCE SHEET DATA:
Total assets......................    $  555.5         $  863.4        $  906.3         $1,024.9         $2,715.5
Total current liabilities.........       552.2            548.9           537.2            628.9          1,169.8
Long-term debt....................       224.3            145.0           113.8             92.3            244.5
Total stockholders' equity
  (deficit).......................      (221.0)           169.4           255.3            303.7            900.2

---------------

(1) Total operating expenses, income from operations, income before income taxes and net income for the year ended December 26, 1998 includes a $12.1 million compensation charge related to certain variable accounting features of our option plan. See Note 10 of Notes to Consolidated Financial Statements.

(2) Includes recovery of a $20.0 million fully-reserved note.

(3) Net loss per share information for the fiscal period ended December 27, 1997 has not been presented since such information is not meaningful due to the limited number of shares of common stock outstanding at that time.

(4) Includes operations of Quantum HDD since April 2, 2001 and of MMC since September 2, 2001. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Item 1:
Business, Item 6: Selected Financial Information and Item 8: Consolidated Financial Statements and Supplementary Data.

     This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements. In this report, the words "anticipates," "believe," "expect," "intend," "may," "will," "should," "plan," "estimate," "predict," "potential," "future," "continue," or similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements, whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -Certain Factors Affecting Future Performance" and elsewhere in this report.

OVERVIEW

     Maxtor Corporation ("Maxtor" or the "Company") was founded in 1982 and completed an initial public offering of common stock in 1986. In the mid-1980's, we were a leading technology innovator in the hard disk drive industry. As is true today, the hard disk drive industry during the 1980's was intensely competitive and characterized by rapid technological change, rapid rates of product and technology obsolescence, changing customer requirements, dramatic shifts in market share and significant erosion of average selling prices. In an effort to mitigate the risks associated with these factors, we pursued all major product segments in the hard disk drive market, utilizing multiple product families and technology platforms. This costly strategy added significant complexity to the business, which caused us to delay or miss a number of key product introductions and ultimately led to the deterioration of our overall financial condition. As a result of this deterioration, we sold 40% of our outstanding common stock to Hyundai Electronics Industries (now Hynix Semiconductor Inc.) and its affiliates in 1994.

     In early 1996, Hyundai Electronics America (Hynix Semiconductor America, Inc. -- "Hynix") acquired all of the remaining publicly held shares of our common stock as well as all of our common stock then held by Hynix Semiconductor Inc. and its affiliates. Shortly thereafter, Hynix invested in renewed efforts to revitalize Maxtor. In July 1996, we hired a new management team, headed by Michael R. Cannon, our current President and Chief Executive Officer and a 20-year veteran of the hard drive industry, to lead our turnaround and capture business at leading desktop computer manufacturers.

     In February 1999, we completed a public offering of 7.8 million shares of our common stock. We received net proceeds of approximately $95.8 million from the offering. We used a portion of the proceeds from the offering to prepay, without penalty, outstanding aggregate principal indebtedness of $55.0 million owing to Hynix under a subordinated note due July 31, 2001.

     In September 1999, we acquired privately held Creative Design Solutions, Inc. ("CDS"), a participant in the emerging network attached storage market. The acquisition of CDS helped us to transition from only being a supplier of hard disk drives for the desktop personal computer market to also being positioned to provide storage solutions that deliver price and performance values in networked environments. For additional information regarding the CDS acquisition, see note 5 of the Notes to Consolidated Financial Statements.

     On April 2, 2001, we completed our acquisition of Quantum Corporation's Hard Disk Drive Group ("Quantum HDD"). The primary reason for our acquisition of Quantum HDD was to create a stronger, more competitive company, with enhanced prospects for continued viability in the storage industry. For additional information regarding the Quantum HDD acquisition, see note 5 of the Notes to Consolidated Financial Statements.

     On September 2, 2001, we completed the acquisition of MMC Technology, Inc. ("MMC"), a wholly-owned subsidiary of Hynix. MMC, based in San Jose, California, designs, develops and manufactures media for hard disk drives. Prior to the acquisition, sales to Maxtor comprised 95% of MMC's annual revenues. The primary reason for our acquisition of MMC was to provide us with a reliable source of supply of media. For additional information regarding the MMC acquisition, see note 5 of the Notes to Consolidated Financial Statements and "Related Party Transactions" below.

     On October 9, 2001, Hynix sold 23,329,843 shares (including exercise of the underwriters' over-allotment) of Maxtor common stock in a registered public offering. Maxtor did not receive any proceeds from Hynix's sale of Maxtor stock to the public. In addition, at the same time and on the same terms as Hynix's sale of Maxtor stock to the public, we repurchased 5.0 million shares from Hynix for an aggregate purchase price of $20.0 million. These repurchased shares are being held as treasury shares. See "Related Party Transactions" below.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of the company's financial condition and results of operations are based upon Maxtor's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies represent our significant judgments and estimates used in the preparation of the company's consolidated financial statements:

     - revenue recognition;

     - sales returns, other sales allowances and the allowance for doubtful accounts;

     - valuation of intangibles, long-lived assets and goodwill;

     - warranty;

     - inventory reserves;

     - income taxes; and

     - restructuring liabilities, litigation and other contingencies.

  REVENUE RECOGNITION

     We derive our revenue from the sale of our products. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period with respect to the amount of reserves for sales returns, allowances and doubtful accounts. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

     In recognizing revenue in any period, we apply the provisions of Staff Accounting Bulletin 101 "Revenue Recognition."

     We recognize revenue from the sale of our products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.

     For all sales we use either a binding purchase order or signed purchase agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis.

     Delivery generally occurs when product is delivered to a common carrier. Certain of our products are delivered on an FOB destination basis. We defer our revenue associated with these transactions until the delivery has occurred to the customers' premises.

     We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers.

     Our arrangements generally do not include acceptance clauses.

  SALES RETURNS, OTHER SALES ALLOWANCES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns and other allowances amounted to $102.3 million in 2001. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $379.9 million, net of allowance for doubtful accounts of $21.6 million as of December 29, 2001. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

  VALUATION OF INTANGIBLES, LONG-LIVED ASSETS AND GOODWILL

     We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     - significant under-performance relative to expected historical or projected future operating results;

     - significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

     - significant negative industry or economic trends;

     - significant decline in our stock price for a sustained period; and

     - our market capitalization relative to net book value.

     When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure the potential impairment based on a projected cash flow method. Net intangible assets, long-lived assets, and goodwill amounted to $1,444.2 million as of December 29, 2001.

     In 2002, Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize $964.6 million of goodwill. We had recorded approximately $149.8 million of amortization on these amounts during 2001. In lieu of amortization, we will be required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review by the end of the second fiscal quarter of 2002, as required by SFAS 142. If our analysis indicates that goodwill and intangibles are impaired, this would be recorded in the determination of net income in the period during which the impairment was identified.

  WARRANTY

     We provide for the estimated cost of product warranties at the time revenue is recognized. We generally warrant our products for a period of three to five years, except our consumer electronics and network attached storage products may have shorter warranties. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We use proprietary statistical modeling software to help estimate the future failure rates by product. As new products are sold to the market, we must exercise considerable judgment in estimating the expected failure rates. This estimating process is based on historical experience of similar products as well as various other assumptions that are believed to be reasonable under the circumstances. We also apply the same estimating techniques to product warranty liabilities assumed from acquisitions. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required and could materially affect our future results of operations.

     From time to time, we may be subject to additional costs related to warranty claims from our customers. If and when this occurs, we generally must make significant judgements and estimates in establishing the related warranty liability. This estimating process is based on historical experience, communication with our customers and various assumptions that are believed to be reasonable under the circumstances. This additional warranty reserve would be recorded in the determination of net income in the period in which the additional cost was identified.

  INVENTORY RESERVES

     We establish reserves to state our inventory at the lower of cost (computed on a first-in, first-out basis) or market. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which could materially affect our future results of operations.

  INCOME TAXES

     We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109 ("SFAS 109"), "Accounting for Income Taxes." As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

     In accordance with Emerging Issues Task Force 93-7 "Uncertainties Related to Income Taxes in a Purchase Business Combination," we have recorded approximately $196.4 million of deferred tax liabilities in connection with the acquisition of Quantum HDD. We recorded this amount principally, to reflect the taxes which would become payable upon repatriation of the cash which was invested abroad for Quantum HDD as of April 2, 2001.

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $372.0 million as of December 29, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

  RESTRUCTURING LIABILITIES, LITIGATION AND OTHER CONTINGENCIES

     We account for our restructuring liabilities in accordance with EITF 95-3 "Recognition of liabilities in connection with a Purchase Business Combination". EITF 95-3 requires that we record an estimated liability if the estimated costs are not associated with or are not incurred to generate revenues of the combined entity after the consummation date and they meet certain criteria defined within EITF 95-3. We account for litigation and contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While we believe that our accruals for these matters are adequate, if the actual losses from loss contingencies or restructuring liabilities are significantly different than the estimated loss, our results of operations may be materially affected.

                                                                          YEARS ENDED
                                                            ----------------------------------------
                                                            JANUARY 1,   DECEMBER 30,   DECEMBER 29,
                                                               2000          2000           2001
                                                            ----------   ------------   ------------
                                                                         (IN MILLIONS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue...................................................   $2,486.1      $2,704.8       $3,797.0
Cost of revenue...........................................    2,287.3       2,328.3        3,427.2
                                                             --------      --------       --------
     Gross profit.........................................      198.8         376.5          369.8
                                                             --------      --------       --------
Operating expenses:
     Research and development.............................      192.8         235.0          435.9
     Selling, general and administrative..................       90.5         110.5          252.9
     Amortization of goodwill and other intangible
       assets.............................................        3.1           9.9          217.8
     Purchased in-process research and development........        7.0            --           95.2
                                                             --------      --------       --------
          Total operating expenses........................      293.4         355.4        1,001.8
                                                             --------      --------       --------
Income (loss) from operations.............................      (94.6)         21.1         (632.0)
Interest expense..........................................      (13.7)        (13.7)         (25.2)
Interest and other income.................................       15.6          24.3           21.5
Gain (loss) on sale of investment.........................       44.1           1.8           (7.3)
                                                             --------      --------       --------
Income (loss) before income taxes.........................      (48.6)         33.5         (643.0)
Provision for income taxes................................        1.5           1.7            3.4
                                                             --------      --------       --------
Net income (loss).........................................   $  (50.1)     $   31.8       $ (646.4)
                                                             ========      ========       ========

                                                                          YEARS ENDED
                                                            ----------------------------------------
                                                            JANUARY 1,   DECEMBER 30,   DECEMBER 29,
                                                               2000          2000           2001
                                                            ----------   ------------   ------------
AS A PERCENTAGE OF REVENUE:
Revenue...................................................    100.0%        100.0%         100.0%
Cost of revenue...........................................     92.0          86.1           90.3
                                                              -----         -----          -----
     Gross profit.........................................      8.0          13.9            9.7
                                                              -----         -----          -----
Operating expenses:
     Research and development.............................      7.8           8.7           11.5
     Selling, general and administrative..................      3.6           4.0            6.7
     Amortization of goodwill and other intangible
       assets.............................................      0.1           0.4            5.7
     Purchased in-process research and development........      0.3            --            2.5
                                                              -----         -----          -----
          Total operating expenses........................     11.8          13.1           26.4
Income (loss) from operations.............................     (3.8)          0.8          (16.6)
Interest expense..........................................     (0.6)         (0.5)          (0.7)
Interest and other income.................................      0.6           0.9            0.6
Gain (loss) on sale of investment.........................      1.8            --           (0.2)
                                                              -----         -----          -----
Income (loss) before income taxes.........................     (2.0)          1.2          (16.9)
Provision for income taxes................................      0.1           0.1            0.1
                                                              -----         -----          -----
Net income (loss).........................................     (2.0)%         1.1%         (17.0)%
                                                              =====         =====          =====

FISCAL YEAR 2001 COMPARED WITH FISCAL YEAR 2000

     Revenue. In fiscal year 2001, we generated revenue of $3,797.0 million compared to $2,704.8 million in fiscal year 2000, an increase of 40.4%. Total shipments in fiscal year 2001 were 45.1 million units compared to 27.0 million units in fiscal year 2000, a 67.0% increase. The increase in revenue primarily reflected the acquisition of Quantum HDD in April 2001. We also successfully introduced several next generation products during fiscal year 2001, which contributed to the overall increase in unit sales. Revenue did not increase at the same rate compared to unit shipments in 2001. This was primarily the result of the continued decline in average selling prices due to pricing pressures in the desktop computer market. Industry analysts have reported competitive pricing pressures will continue in the PC desktop market in 2002, and we believe this will result in continuing downward pressure on average selling prices. We have historically experienced seasonal fluctuation in sales volume with a decline typically occurring in the second quarter of the year. However, we believe that the demand in the desktop computer market will strengthen in 2002 as next generation products are introduced and consumers refresh personal computers over the course of the year.

     Revenue on a proforma basis (that is, calculating revenue as if we had acquired Quantum HDD on January 1, 2000) was $4,447.6 million in fiscal year 2001, compared to $6,002.6 million in fiscal year 2000, representing a decline of 25.9% on a proforma basis. Although proforma does not purport to be indicative of what would have occurred, we believe the decline on a proforma basis was primarily due to the overall slowdown in demand for hard disk drives, the continued pricing pressures in the desktop computer market and customers' efforts to diversify their suppliers in anticipation of our acquisition of Quantum HDD.

     Sales to the top five customers represented 33.8% and 34.3% of revenue in fiscal years 2001 and 2000, respectively. Sales to Dell Corporation ("Dell") were 11.3% and 14.2% of revenue in fiscal years 2001 and 2000, respectively. Dell was the only customer with over 10% of revenue during fiscal years 2001 and 2000.

     Revenue from sales to computer equipment manufacturers represented 55.1% and 69.8% of revenue in fiscal years 2001 and 2000, respectively. This decrease in 2001 was primarily due to increased sales to our distribution channel and retail customers, which represented 44.9% and 30.2% of revenue in fiscal years 2001 and 2000, respectively. Revenue from sales to computer equipment manufacturers increased by 10.8% in fiscal year from fiscal year 2000, while revenue from sales to distribution channel and retail customers increased by 108.6% in fiscal year 2001 from fiscal year 2000. The significant increase in revenue from sales to the distribution channel is attributable primarily to our Quantum HDD acquisition and to a lesser extent, our continued expansion of sales to the distribution channel.

     Domestic revenue represented 42.1% and 46.2% of total sales in fiscal year 2001 and 2000, respectively. International revenue represented 57.9% and 53.8% of total sales in fiscal year 2001 and 2000, respectively. Our revenue from international sales increased primarily as a result of our stronger presence in Europe's expanding PC desktop market. Sales to Europe represented 28.6% and 23.9% of total revenue for fiscal years 2001 and 2000, respectively. The increased Europe sales in absolute terms was 68.3% in 2001, compared to 2000. Sales to Asia Pacific increased in absolute dollars by 28.4% from fiscal year 2001 to fiscal year 2000, however, as a percentage of revenue, decreased from 26.6% to 24.4%. We plan to continue building our sales efforts in Europe and Asia Pacific in 2002.

     Cost of Revenue; Gross Profit. Gross profit decreased to $369.8 million in fiscal year 2001 from $376.5 million in fiscal year 2000. Gross margin as a percentage of revenue decreased to 9.7% in fiscal year 2001 from 13.9% in fiscal year 2000. The decrease in gross margin primarily reflected a decrease in average selling price compared to the average unit cost and the acceleration of end-of-life sales. Competitive pricing pressures contributed to the overall decrease in gross margins. Our decline in gross margin was partially offset by our transition to lower cost, higher margin product, increased sales to the distribution channel and well-managed inventory levels. As we complete the integration of our product development efforts associated with the Quantum HDD acquisition, we expect to achieve cost benefits and efficiencies which could favorably impact our gross margins.

OPERATING EXPENSES

     Research and Development Expense. Research and development ("R&D") expense in fiscal year 2001 was $435.9 million, or 11.5% of revenue, compared to $235.0 million, or 8.7% of revenue, in fiscal year 2000. The increase in R&D expense in fiscal year 2001 was primarily the result of the inclusion of Quantum HDD's R&D expenses. The increase in R&D expense also reflects the inclusion of MMC's expenses, our on-going effort to maintain leadership products and our continued investments to expand our product portfolio in the Network Systems Group.

     As a result of the Quantum HDD acquisition, R&D expense includes stock compensation charges of $2.0 million in 2001, resulting from options we issued to Quantum employees who joined Maxtor in connection with the merger on April 2, 2001. Additionally, R&D expense in 2001 includes $25.0 million of stock compensation amortization for Quantum DSS shares issued to Quantum employees who joined Maxtor in connection with the merger. R&D expense also includes costs of transitional services and non-recurring merger related expenses related to the Quantum HDD acquisition of $10.1 million. The following table summarizes the effect of these merger related charges:

                                                                      YEARS ENDED
                                                              ---------------------------
                                                              DECEMBER 30,   DECEMBER 29,
                                                                  2000           2001
                                                              ------------   ------------
                                                                     (IN MILLIONS)
R&D expense.................................................     $235.0         $435.9
Stock compensation expense..................................         --           (2.0)
Amortization related to DSS restricted shares...............         --          (25.0)
Costs of transitional services and non-recurring
  merger-related expenses...................................         --          (10.1)
                                                                 ------         ------
                                                                 $235.0         $398.8
                                                                 ======         ======

     Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense as a percentage of revenue was 6.7% and 4.0% in fiscal years 2001 and 2000, respectively. The absolute dollar level of SG&A expense increased to $252.9 million in fiscal year 2001 from $110.5 million in fiscal year 2000.

The increases in SG&A expense were primarily due to the inclusion of Quantum HDD's SG&A expenses, MMC's SG&A expenses and other post-merger related expenses, including costs of transitional services. Included in the transitional services costs was $30.5 million of severance expense for approximately 600 Quantum Corporation transitional employees. Furthermore, increased spending reflected increased sales and marketing costs associated with supporting our higher sales volume and increased emphasis in the distribution market.

     As a result of the Quantum HDD acquisition, SG&A expense includes stock compensation charges of $0.7 million in 2001, resulting from options we issued to Quantum employees who joined Maxtor in connection with the merger on April 2, 2001. Additionally, SG&A expense in 2001 includes $8.9 million of stock compensation amortization for Quantum DSS shares issued to Quantum employees who joined Maxtor in connection with the merger. SG&A expense also includes costs of transitional services and non-recurring merger related expenses related to the Quantum HDD acquisition of $69.8 million. The following table summarizes the effect of these merger related charges:

                                                                      YEARS ENDED
                                                              ---------------------------
                                                              DECEMBER 30,   DECEMBER 29,
                                                                  2000           2001
                                                              ------------   ------------
                                                                     (IN MILLIONS)
SG&A expense................................................     $110.5         $252.9
Stock compensation expense..................................         --           (0.7)
Amortization related to DSS restricted shares...............         --           (8.9)
Costs of transitional services and non-recurring
  merger-related expenses...................................         --          (69.8)
                                                                 ------         ------
                                                                 $110.5         $173.5
                                                                 ======         ======

  STOCK COMPENSATION

     On April 2, 2001, as part of the acquisition of Quantum HDD, we assumed the following options and restricted stock:

     - All Quantum HDD options and Quantum HDD restricted stock held by employees who accepted our offers of employment, or "transferred employees," whether or not options or restricted stock had vested;

     - Vested Quantum HDD options and vested Quantum HDD restricted stock held by Quantum Corporation ("Quantum") employees whose employment was terminated prior to the separation, or "former service providers"; and

     - Vested Quantum HDD restricted stock held by any other individual.

     In addition, we assumed vested Quantum HDD options held by Quantum employees who continued to provide services during a transitional period, or "transitional employees." We assumed the outstanding options to purchase Quantum HDD common stock held by transferred employees and vested options to purchase Quantum HDD common stock held by former Quantum employees, consultants and transition employees and these options converted into options to purchase Maxtor common stock based on an exchange ratio of 1.52 shares of Maxtor common stock for each share of Quantum HDD common stock. Vested and unvested options for Quantum HDD common stock assumed in the merger represented options for 7,650,965 shares and 4,655,236 shares of Maxtor common stock, respectively.

     Included in cost of revenue, SG&A expense and R&D expense are charges for amortization of stock compensation resulting from both Maxtor options and options we issued to Quantum employees who joined Maxtor in connection with the merger on April 2, 2001. Stock compensation charges were as follows:

                                                                      YEARS ENDED
                                                              ---------------------------
                                                              DECEMBER 30,   DECEMBER 29,
                                                                  2000           2001
                                                              ------------   ------------
                                                                     (IN MILLIONS)
Cost of revenue.............................................      $0.2           $0.5
Research and development....................................       1.3            2.9
Selling, general and administrative.........................       2.6            2.7
                                                                  ----           ----
Total stock compensation expense............................      $4.1           $6.1
                                                                  ====           ====

     In addition, Quantum Corporation issued restricted Quantum DSS shares to Quantum employees who joined Maxtor in connection with the merger in exchange for the fair value of Quantum DSS options held by such employees. A portion of the acquisition purchase price has been allocated to this deferred compensation, recorded as prepaid expense, and is amortized to expenses over the vesting period as the vesting of the shares are subject to continued employment with Maxtor. Amortization as of December 29, 2001 was as follows:

                                                                      YEARS ENDED
                                                              ---------------------------
                                                              DECEMBER 30,   DECEMBER 29,
                                                                  2000           2001
                                                              ------------   ------------
                                                                     (IN MILLIONS)
Cost of revenue.............................................       $--          $ 3.0
Research and development....................................       --            25.0
Selling, general and administrative.........................       --             8.9
                                                                   --           -----
Total amortization related to DSS restricted shares.........       $--          $36.9
                                                                   ==           =====

     Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets represents the amortization of goodwill, workforce, customer list and other current products and technology, arising from our acquisitions of CDS in September 1999, Quantum HDD in April 2001 and MMC in September 2001. In accordance with SFAS 142, we have not amortized any goodwill associated with the MMC acquisition. Upon adoption of SFAS 142, effective December 30, 2001, we have discontinued amortizing our goodwill and acquired assembled workforce associated with CDS and Quantum HDD. Amortization of goodwill and other intangible assets amounted to $217.8 million, $9.9 million and $3.1 million in fiscal years 2001, 2000 and 1999, respectively.

     Purchased In-process Research and Development ("IPR&D"). During fiscal year 2001, we expensed IPR&D costs of $94.7 million as a result of our acquisition of Quantum HDD. Additionally, in connection with the acquisition of MMC in September 2001, we expensed IPR&D costs of $0.5 million. We expensed these amounts because the acquired technology had not yet reached technological feasibility and had no future alternative uses. For additional information regarding the Quantum HDD and MMC acquisitions and the costs associated with purchased in-processed research and development, see note 5 of the Notes to Consolidated Financial Statements.

     Interest Expense. Interest expense was $25.2 million and $13.7 million in fiscal years 2001 and 2000, respectively, or an increase of 83.5%. The increase was primarily due to the debt we assumed in conjunction with the acquisitions of MMC and Quantum HDD and our obligation to reimburse Quantum Corporation for interest due on the Quantum HDD pro rata portion of Quantum's convertible subordinated notes in connection with the acquisition of Quantum HDD.

     As of December 29, 2001 and December 30, 2000, short-term borrowings were $44.2 million and $15.4 million, respectively, and long-term indebtedness outstanding were $244.5 million and $92.3 million, respectively.

     Interest and Other Income. Interest and other income was $21.5 million and $24.3 million in fiscal years 2001 and 2000, respectively. The decrease primarily reflected one-time gains in fiscal year 2000 pertaining to the repayment of notes and retirement of bonds. Total cash and cash equivalents, restricted cash and marketable securities were $645.8 million as of December 29, 2001 compared to $376.2 million as of December 30, 2000.

     Gain (Loss) on Sale of Investment. During fiscal year 2001, we recorded a $7.4 million loss on the sale of an investment, reflecting a $6.7 million write-off of a Quantum HDD acquired investment in a high-tech start-up company and a net loss of $0.7 million in other fixed income portfolio investments. During fiscal year 2000, we sold our investment in Headway Technologies, Inc., resulting in a gain on sale of investment of $1.8 million.

     Provision for Income Taxes. During 2001 and 2000, we recorded income tax provisions of $3.4 million and $1.7 million, respectively. The provision for income taxes consists primarily of state and foreign taxes. Due to our net operating losses ("NOL"), NOL carryforwards and favorable tax status in Singapore and Switzerland, we have not incurred any significant foreign, U.S. federal, state or local income taxes for the current or prior fiscal periods. We have not recorded a tax benefit associated with our loss carry-forward because of the uncertainty of realization.

     We were part of the HEA consolidated group for federal income tax returns for periods from early 1996 to August 1998 (the "Affiliation Period"). As a member of the HEA consolidated group, the Company was subject to a tax allocation agreement. During the Affiliation Period, for financial reporting purposes, our tax loss was computed on a separate tax return basis and, as such, we did not record any tax benefit in its financial statements for the amount of the net operating loss included in the HEA consolidated income tax return.

     We ceased to be a member of the HEA consolidated group as of August 1998. We remain liable for our share of the total consolidated or combined tax return liability of the HEA consolidated group prior to August 1998. We have agreed to indemnify or reimburse HEA if there is any increase in our share of the HEA consolidated or combined tax return liability resulting from revisions to our taxable income.

     Pursuant to a "Tax Sharing and Indemnity Agreement" entered into in connection with the Company's merger with Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum's income tax liability for periods before the split-off, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We must also indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum's issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods before the split-off, limited in the aggregate to $142 million plus 50% of any excess over $142 million, excluding any required gross-up payment. The Company recorded approximately $142.0 million in other liabilities associated with Maxtor's agreement to reimburse Quantum Corporation for income tax liabilities for certain years prior to the acquisition of Quantum HDD by Maxtor.

     We purchased a $340 million insurance policy covering the risk that the split-off of Quantum HDD from Quantum DSS could be determined to be subject to federal income tax or state income or franchise tax. Under the "Tax Sharing and Indemnity Agreement," the Company agreed to indemnify Quantum for the amount of any tax payable by Quantum as a result of the split-off to the extent such tax is not covered by such insurance policy, unless imposition of the tax is the result of Quantum's actions, or acquisitions of Quantum stock, after the split-off. The amount of the tax not covered by insurance could be substantial. In addition, if it is determined that Quantum owes federal or state tax as a result of the split-off and the circumstances giving rise to the tax are covered by our indemnification obligations, the Company will be required to pay Quantum the amount of the tax at that time, whether or not reimbursement may be allowed under our tax insurance policy.

     We recorded approximately $196.4 million of deferred tax liabilities in connection with the acquisition of Quantum HDD in April 2001. The deferred taxes were recorded principally to reflect the taxes which would become payable upon the repatriation of the cash which was invested abroad by Quantum HDD as of April 1, 2001.

FISCAL YEAR 2000 COMPARED WITH FISCAL YEAR 1999

     Revenue. In fiscal year 2000, we generated revenue of $2,704.8 million compared with revenue of $2,486.1 million in fiscal year 1999, an increase of 8.8%. The increase in revenue was primarily due to an increase in unit shipments arising from improved time-to-market introduction and time-to-volume production.

     Revenue from sales to computer equipment manufacturers represented 69.8% and 75.9% of revenue in fiscal years 2000 and 1999, respectively. Revenue from sales to distribution channel and retail customers represented 30.2% and 24.1% of revenue in fiscal years 2000 and 1999, respectively. Revenue from sales to computer equipment manufacturers increased 1.0% in fiscal year 2000 compared with fiscal year 1999, while revenue from sales to distribution channel and retail customers increased by 32.5% in fiscal year 2000. Revenue growth from computer equipment manufacturers was less than revenue growth from our distribution and retail customers in fiscal year 2000, primarily as a result of our increased sales to distributors and into the retail channel.

     Throughout fiscal year 1999, revenue growth from increased unit shipments was partially offset by rapid price erosion in the hard disk drive market as a whole, which resulted in a decline in average selling prices. We believe that the effect of hard disk drive market average selling price declines on our average selling prices was contained partially by our improved time-to-market introduction and time-to-volume production, and by shipments of higher capacity hard disk drives, which tend to have higher initial average selling prices. Revenue and unit volume growth in fiscal year 2000 were favorably impacted by continued time to market performance, increased penetration of the distribution channel and our shipments of higher capacity drives.

     Sales to the top five customers represented 34.3% and 45.2% of revenue in fiscal years 2000 and 1999, respectively. Sales to Dell were 14.2% and 22.8% of revenue in fiscal years 2000 and 1999, respectively. Dell was the only customer that accounted for over 10% of revenue during fiscal years 2000 and 1999.

     Domestic revenue represented 46.2% and 71.6% of total sales in fiscal year 2000 and 1999, respectively. International revenue represented 53.8% and 28.4% of total sales in fiscal year 2000 and 1999, respectively. The increase in international sales as a percentage of revenue was primarily due to increased sales in Europe and Asia Pacific regions. Sales to Europe represented 23.9% and 12.6% of revenue for fiscal years 2000 and 1999, respectively. Sales to Asia Pacific represented 26.6% and 13.8% of revenue for fiscal years 2000 and 1999, respectively.

     Cost of Revenue; Gross Profit. Gross profit increased to $376.5 million in fiscal year 2000 from $198.8 million in fiscal year 1999. Gross margin as a percentage of revenue increased to 13.9% in fiscal year 2000 from 8.0% in fiscal year 1999. The increase in gross margin was primarily due to manufacturing efficiencies including product designs, lower component costs, and price moderations.

OPERATING EXPENSES

     Research and Development Expense. R&D expense as a percentage of revenue was 8.7% and 7.8% in fiscal years 2000 and 1999, respectively. From fiscal year 1999 to fiscal year 2000, R&D expense as a percentage of revenue increased by 0.9% and the absolute dollar level of spending increased from $192.8 million to $235.0 million. These increases were primarily due to our continued efforts to maintain leadership products and to address the requirements of the desktop PC market as well as investments in the NAS division.

     Selling, General and Administrative Expense. SG&A expense as a percentage of revenue was 4.0% and 3.6% in fiscal years 2000 and 1999, respectively. The absolute dollar level of SG&A expense increased to $110.5 million in fiscal year 2000 from $90.5 million in fiscal year 1999. The increases in SG&A expense were primarily due to costs associated with supporting our higher sales volume and increased emphasis in the distribution and retail markets.

     Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets represents the amortization of goodwill and other intangible assets related to the acquisition of CDS in September 1999. Upon adoption of SFAS 142, effective December 30, 2001, we have discontinued amortizing our goodwill associated with CDS. Such amortization amounted to $9.9 million and $3.1 million in fiscal years 2000 and 1999, respectively.

     Purchased In-Process Research and Development. The purchased IPR&D charge of $7.0 million in fiscal year 1999 resulted from the acquisition of CDS in September 1999. The value of the IPR&D was determined using a combination of risk-adjusted income approaches and an independent valuation. The total amount of $7.0 million was charged to operations as the technology had not reached the stage of technological feasibility at the date of acquisition and had no future alternative use.

     Interest Expense. Interest expense was $13.7 million in fiscal years 2000 and 1999.

     As of December 30, 2000 and January 1, 2000, we had $15.4 million and $5.0 million of short-term borrowings, respectively, and $92.3 million and $113.8 million of long-term indebtedness outstanding, respectively.

     Interest and Other Income. Interest and other income in fiscal year 2000 was $24.3 million, compared to $15.6 million in fiscal year 1999. The increase was primarily due to the overall increase in cash and marketable securities as a result of our public offering in 1999.

     Gain (Loss) on Sale of Investment. During fiscal year 2000, we sold our investment in Headway Technologies, Inc., resulting in a gain on sale of investment of $1.8 million. During 1999, we sold our equity investment in Celestica, Inc., resulting in a gain on sale of investment of $44.1 million.

     Provision for Income Taxes. During 2000 and 1999, we recorded income tax provisions of $1.7 million and $1.5 million, respectively. The provision for income taxes consists primarily of state and foreign taxes. Due to our NOL carryforwards and favorable tax status in Singapore and Switzerland, we have not incurred any significant foreign, U.S. federal, state or local income taxes for the current or prior fiscal periods. We have not recorded a tax benefit associated with our loss carry-forward because of the uncertainty of realization.

  LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS

     Cash, cash equivalents, marketable securities and restricted cash were $645.8 million at December 29, 2001 compared to $376.2 million at December 30, 2001. The Company's restricted cash balance at December 29, 2001 was $98.6 million, which is pledged as collateral for certain stand-by letters of credit issued by commercial banks. We have a net deferred tax liability amounting to $196.4 million, which could become payable upon repatriation of the cash invested abroad.

     Operating activities provided cash of $25.7 million in the twelve months ended December 29, 2001. Sources of cash from operating activities reflect our net loss after adjustment for depreciation and amortization, amortization of goodwill and intangible assets, amortization of deferred compensation related to the Quantum HDD acquisition, purchased in-process research and development, and stock compensation expense of $481.6 million. Sources of cash from operating activities also include a decrease in accounts receivable, inventory and other current assets of $356.5 million, partially offset a decrease in accounts payable and a decrease in accrued and other liabilities of $173.9 million.

     Net cash provided by investing activities was $183.2 million at December 29, 2001, reflecting cash acquired from the Quantum HDD acquisition of $374.7 million and the sale of marketable securities of $19.1 million. Cash used in investing activities include investments in property, plant and equipment of $112.3 million and restricted cash of $98.6 million, which provided security to short-term letter of credits. We expect that our investments in property, plant and equipment in 2002 will be approximately $200.0 million, primarily to fund manufacturing upgrades and expansion, product development and updating our information technology systems.

     Net cash used in financing activities was $22.1 million at December 29, 2001, primarily due to the repayment of debt and lease obligations and the repurchase of common stock. On October 9, 2001, Maxtor repurchased 5.0 million shares from Hynix, for an aggregate purchase price of $20.0 million. These repurchased shares have been classified as treasury shares. See "Related Party Transactions" below for further information.

CERTAIN FINANCING ACTIVITIES

     Future payments due under debt and lease obligations as of December 29, 2001 are reflected in the following table (in thousands):

                                        ECONOMIC      PRO RATA PORTION OF
                                       DEVELOPMENT          QUANTUM
                          5.75%         BOARD OF       CORPORATION'S 7%                        HYNIX       EQUIPMENT
                       SUBORDINATED     SINGAPORE        SUBORDINATED                      SEMICONDUCTOR   LOANS AND
                        DEBENTURES      LOAN DUE       CONVERTIBLE NOTES                   AMERICA INC.     CAPITAL
                       DUE 2012(1)    MARCH 2004(2)       DUE 2004(3)       MORTGAGES(4)       NOTE        LEASES(5)
                       ------------   -------------   -------------------   ------------   -------------   ---------
FISCAL YEAR ENDING
2002.................    $ 5,000         $ 6,933            $    --           $ 1,318         $5,095        $25,814
2003.................      5,000           6,253                 --             1,444             --         30,187
2004.................      5,000           3,127             95,833             1,583             --          4,188
2005.................      5,000              --                 --             1,734             --             --
2006.................      5,000              --                 --            30,847             --             --
Thereafter...........     49,262              --                 --                --             --             --
                         -------         -------            -------           -------         ------        -------
Total................    $74,262         $16,313            $95,833           $36,926         $5,095        $60,189
                         =======         =======            =======           =======         ======        =======


                       PRINCIPAL FACILITIES
                         AND MACHINERY &
                         EQUIPMENT UNDER
                         OPERATING LEASE
                           ARRANGEMENTS        TOTAL
                       --------------------   --------
FISCAL YEAR ENDING
2002.................        $ 28,016         $ 72,176
2003.................          25,194           68,078
2004.................          22,627          132,358
2005.................          21,177           27,911
2006.................          19,770           55,617
Thereafter...........         131,056          180,318
                             --------         --------
Total................        $247,840         $536,458
                             ========         ========

---------------
(1) In the fiscal years beginning in 2002 through 2012, we will make interest payments of $30.9 million.

(2) In the fiscal years beginning 2002 through 2004, we will make interest payments of $0.8 million.

(3) In fiscal years 2002, 2003 and 2004, we will make interest payments of $20.1 million.

(4) In the fiscal years beginning 2002 through 2006, we will make interest payments of $14.9 million.

(5) In fiscal years 2002, 2003 and 2004, we will make interest payments of $7.3 million.

     In July 1998, we entered into an accounts receivable securitization program (the "Program") with a group of commercial banks (the "Banks"). On November 15, 2001, we amended and restated the Program, extending the Program for another three years and increasing the available size of the Program from $200 million to $300 million. Under the Program, we sell our U.S. and Canadian accounts receivable via a special purpose entity, Maxtor Receivables Corporation ("MRC"). MRC, our wholly-owned subsidiary, sells the Banks an ownership interest in our accounts receivable on a revolving basis, in an amount determined by an "eligible" pool of receivables. The Banks' purchases of interests in our accounts receivable results in the amount of the purchases being excluded from our consolidated accounts receivable, and the proceeds of the sale being included in our consolidated cash balance. The Banks had purchased a $45.2 million interest in our accounts receivable under this Program at December 29, 2001.

     We are subject to certain defined "Liquidation Events" under this Program, including a minimum tangible net worth test and a requirement to maintain a specified minimum unrestricted cash balance. Our Singapore Loan is subject to two financial covenants, including a minimum tangible net worth test, the calculation of which is the same as defined in the Program, and a minimum consolidated cash balance requirement. As of December 29, 2001, we concluded that we would not be in compliance with our tangible net worth covenant under the Program and under the Singapore loan. We were, however, in compliance with the minimum cash balance requirements under the Program and the Singapore loan.

     On February 15, 2002, we received a waiver and amendment from the lender for the Singapore loan relating to the tangible net worth covenant. On the same date, the Banks participating in the Program agreed to a first amendment through May 15, 2002 to the Program. In each case, the definition for calculating tangible net worth was amended to include an adjustment associated with the purchase price accounting for the acquisition of Quantum HDD. After giving effect to this first amendment, we were in compliance with the tangible net worth covenant.

     On March 15, 2002, the first amendment was superceded by a second amendment reflecting the terms of the first amendment and extending the terms of the first amendment for the duration of the Program. At this time the Program was reduced from $300 million to $210 million due to the withdrawal of one participating bank. We, at our discretion, can seek additional banks to expand the facility back to $300 million. However, there is no assurance that a particular level of expansion can be achieved. We do not expect that the reduction in the size of the Program will have any adverse impact on our liquidity. In 2001, the Banks' monthly purchases of interests in our receivables under the Program fluctuated between $45.2 million and $150.0 million and averaged $103.9 million. We expect that the Program would be similarly used in 2002.

     If a Liquidation Event were to occur, the Banks would be entitled to all cash collections on our accounts receivables in the United States until its net investment had been recovered. We do not expect that such an event by itself would have a significant adverse impact on our liquidity, given the fact that we believe the Banks' net investment would be satisfied shortly following such Liquidation Event, based on our historical collection rate of receivables. We would no longer have access to the Program following such Liquidation Event, but do not expect that the unavailability of the Program would have a material adverse effect on our liquidity.

     In the event that a default occurs in a financial covenant under our Singapore loan, and we do not receive a waiver we may be required to repay the loan earlier than anticipated; however, we do not expect that such an earlier repayment of the Singapore loan would have a material adverse impact on our liquidity. At December 29, 2001, the outstanding principal amount under our Singapore loan was $16.3 million. The loan is adequately collateralized.

RELATED PARTY TRANSACTIONS

     In 1994, Hyundai Electronics Industries, or HEI, and certain of its affiliates had purchased 40% of our outstanding common stock for $150.0 million in cash. In early 1996, Hynix, formerly Hyundai Electronics America, or HEA, acquired all of the remaining shares of our common stock in a tender offer and merger for $215.0 million in cash and also acquired all of our common stock held by HEI and its affiliates. We operated as a wholly-owned subsidiary of Hynix until completion of our initial public offering on July 31, 1998, which reduced the ownership interest of Hynix to below 50%. In April 2001 as a result of our acquisition of the Quantum HDD business, Hynix's ownership in Maxtor was reduced to approximately 17% of the outstanding common stock. As described below, Hynix sold Maxtor shares to the public and to us in October 2001, reducing Hynix's ownership to 5.17% at December 29, 2001 and distributed the balance of Maxtor shares to the beneficiaries of the DECS Trust in February 2002, and accordingly is no longer an investor in Maxtor.

     On September 2, 2001, we completed our acquisition of MMC which had previously been a wholly-owned subsidiary of Hynix. MMC, based in San Jose, California, designs, develops and manufactures media for hard disk drives. Prior to the acquisition, sales to Maxtor constituted 95% of MMC's annual revenues. The primary business reason for our acquisition of MMC was to provide us with a reliable source of supply of media for hard disk drives. A fairness opinion was delivered to Maxtor's Board of Directors by a nationally recognized investment banking firm in connection with the MMC acquisition. The fairness opinion concluded that the consideration to be paid by Maxtor for MMC was fair to Maxtor, from a financial point of view. The acquisition of MMC was approved by the Maxtor Board's Affiliated Transactions Committee and was determined by the Committee to be fair to and in the best interests of Maxtor and its stockholders. The Affiliated Transactions Committee was comprised entirely of directors with no relationship with Hynix and its affiliates. The acquisition was accounted for as a purchase with a total cost of $17.9 million, which consisted of cash consideration of $1 million, $16 million of loan forgiveness, and $0.9 million of estimated direct transaction costs. In connection with the acquisition, we also assumed liabilities of $105.7 million. As part of these liabilities, we assumed a note for $7.3 million owing to Hynix, which bears no interest through March 31, 2002; thereafter, unpaid principal amounts bear interest at 9% per annum (the "Maxtor Note"). On January 5, 2001, Hynix issued a promissory note to Maxtor for $2 million in principal amount, representing Hynix's share of a settlement relating to litigation between Maxtor, Hynix and Stormedia. This note bore interest at 9% per annum, with the payment of principal and interest due on December 31, 2001 (the "Hynix Note"). Hynix and Maxtor agreed that the principal and accrued interest on the Hynix Note as of December 28, 2001 was offset against the principal amount of the Maxtor Note, such that the Hynix Note was fully paid and the Maxtor Note had a principal amount of approximately $5.1 million as of December 29, 2001. In connection with the acquisition of MMC, we also assumed equipment loans and capital leases. As of December 29, 2001, there was $60.2 million outstanding under these obligations, which have maturity dates ranging from December 2001 to October 2004 and interest rates averaging 9.9%. Hynix is continued as a guarantor on these leases. As a result of the MMC acquisition, MMC's results of operations are included in our financial statements from the date of acquisition.

     In October 2001, Hynix sold approximately 23.3 million shares of Maxtor common stock in a registered public offering. At the same time as Hynix's sale of Maxtor common stock to the public, we purchased an additional 5.0 million shares of its common stock from Hynix. Our purchase of our shares from Hynix was on the same terms as Hynix's sale of shares to the public at $4 per share for an aggregate purchase price of $20.0 million. The repurchase of our shares was intended to improve our capital structure, increase shareholder returns, and increase the price of our stock. The repurchase of the shares from Hynix was approved by the Maxtor Board's Affiliated Transaction Committee and determined to be in the best interest of Maxtor and its stockholders. As a result of Hynix's sale of its Maxtor shares to the public and to Maxtor, Hynix's ownership in Maxtor was reduced to 5.17% of the outstanding common stock as of December 29, 2001. In February 2002, Hynix distributed all of its remaining shares of Maxtor common stock to the beneficiaries of the DECS trust and thus is no longer a stockholder in Maxtor.

     Our cost of revenue includes certain component parts Maxtor purchased from MMC. These purchases amounted to $150.2 million for the year ended January 1, 2000, $161.9 million for the year ended December 30, 2000, and $99.2 million for the eight months ended September 2, 2001, prior to our acquisition of MMC as discussed above. In August 1998, we entered into an agreement with MMC with respect to the pricing of future purchases that provided for pricing discounts in return for a purchase volume commitment based on a percentage of our total media purchases through September 30, 2001 (as described above, we completed our acquisition of MMC on September 2, 2001). The pricing discounts range from 2% to 4% off of competitive prices.

     Our cost of revenue also includes certain DRAM chip purchases from HSI, formerly, HEI. The pricing of such DRAM chips is determined pursuant to a bid auction in which we set a price and all suppliers are eligible to participate and respond, resulting in pricing at the applicable rate established in such bid auction. Our purchases from HSI totaled $26.5 million in fiscal year 1999, $41.6 million in fiscal year 2000 and $19.3 million in fiscal year 2001.

     Pursuant to a sublicense agreement with HEI, we are obligated to pay a portion of an IBM license royalty fee otherwise due from HEI. Such payments are due in annual installments through 2007, and are based upon the license fee separately negotiated on an arms' length basis between HEI and IBM. For the years ended January 1, 2000, December 30, 2000 and December 29, 2001, we recorded $1.9 million of expenses each year in connection with this obligation.

     Hynix is an unconditional guarantor of one of our facilities leases in Milpitas, California. The aggregate rent under the lease was $3.24 million per annum in each of the years ended January 1, 2000, December 30, 2000 and December 29, 2001. The lease rate was established by arms' length negotiations with the lessor based on applicable market rates. The lease expires March 31, 2002 and will not be extended.

                                    *******

     We believe the existing cash and cash equivalents, short term investment and capital resources, together with cash generated from operations and available borrowing capacity will be sufficient to fund our operations through at least the next twelve months. We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and to invest in property, plant and equipment. During 2002, capital expenditures are expected to be approximately $200 million, primarily used for manufacturing upgrades and expansion, product development, and updating our information technology systems. We intend to seek financing arrangements to fund our future capacity expansion and working capital, as necessary. However, our ability to generate cash will depend on, among other things, demand in the desktop hard disk drive market and pricing conditions. If we need additional capital, there can be no assurance that such additional financing can be obtained, or, if obtained, that it will be available on satisfactory terms. See discussion below under the heading "Certain Factors Affecting Future Performance."

  NEW ACCOUNTING STANDARDS

     The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138 ("SFAS 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities, also an amendment of SFAS 133, on January 1, 2001. There was no material impact to the financial statements resulting from the adoption of SFAS 133, SFAS 137 or SFAS 138.

     In June 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's income statement. EITF 00-25 is effective for the interim and year-end periods beginning after December 15, 2001. The Company believes that the adoption of EITF 00-25 will not have a significant impact on its financial statements.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangibles assets separately from goodwill. The Company has applied SFAS 141 for the acquisition of MMC and will follow the requirements of this statement for all future acquisitions.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS 142, the Company will cease to amortize approximately $964.6 million of goodwill, the Company had recorded approximately $149.8 million of amortization on these amounts during 2001. In addition, the Company is required to reclassify the existing acquired assembled workforce balance to goodwill as it does not meet the separate recognition criterion according to SFAS 142. The Company's acquired assembled workforce approximated $43.9 million as of December 29, 2001 and amortization of these amounts was approximately $12.8 million during 2001. In lieu of goodwill amortization the Company will be required to perform an impairment review of its goodwill balance upon the initial adoption of SFAS 142. The impairment review will involve a two-step process as follows:

     - Step 1 -- the Company will compare the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, the Company will move on to step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

     - Step 2 -- the Company will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. The Company will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

     The Company is required to complete transition impairment tests no later than December 28, 2002. Any impairment resulting from these transition tests is anticipated to be recorded as of December 30, 2001 and will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment tests. The Company expects to complete the initial review during the second quarter of 2002. In accordance with SFAS 142, the Company is not amortizing the amount of goodwill associated with the MMC Technology acquisition that was completed on September 2, 2001.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations or lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company expects that the initial application of SFAS 143 will not have a material impact on its financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets." The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived assets to be Disposed of," and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS 144 supercedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS 144 on its financial statements.

                  CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

WE HAVE A HISTORY OF LOSSES AND MAY NOT ACHIEVE PROFITABILITY.

     We have a history of significant losses and may not achieve profitability. In the last five fiscal years, we were profitable in only fiscal years 1998 and 2000 and Quantum HDD was profitable only in fiscal year 1997. In the nine months following the acquisition of Quantum HDD business, we incurred a net loss of $647.7 million, which included approximately $444.8 million in merger related expenses. Furthermore, MMC, which we acquired on September 2, 2001, has not been profitable in any of the last three years.

WE MAY FAIL TO SUCCESSFULLY INTEGRATE THE QUANTUM HDD BUSINESS, AND IN THAT EVENT WE WILL NOT ACHIEVE THE EXPECTED BENEFITS OF THE ACQUISITION.

     We acquired Quantum HDD in April 2001 and since then we have made substantial progress in merging the two companies. However, we need to continue to integrate the two operations. We expect the combination of Maxtor and Quantum HDD will result in beneficial synergies for the combined company. Achieving these anticipated synergies and the potential benefits underlying our reasons for entering into the merger will depend on a number of factors, some of which include the ability of the combined company to:

     - further reduce expenses through elimination of redundancies in sales, marketing, engineering and administrative services and overhead expenses;

     - take advantage of complementary products, channels, partners, technology, logistics and critical skills;

     - explore and pursue emerging and higher-profit storage opportunities;

     - achieve the lowest possible cost manufacturing model using the strengths of the approaches of each of Maxtor and Quantum HDD;

     - eliminate product design and manufacturing redundancies;

     - migrate to a common product platform in the future;

     - manufacture effectively in one or more locations;

     - manage inventory for multiple products; and

     - execute successfully in time-to-market introduction and time-to-volume production of high quality products at competitive prices.

     It is not certain that all or any of the anticipated benefits related to the integration of Maxtor and Quantum HDD will be realized. The risks of unsuccessful integration of the businesses include:

     - impairment and/or loss of relationships with employees, customers and/or suppliers;

     - disruption of the combined company's business;

     - distraction of management; and

     - adverse financial results related to unanticipated expenses associated with integration of the two businesses.

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

OUR FINANCIAL RESULTS WILL SUFFER AS A RESULT OF PURCHASE ACCOUNTING TREATMENT OF OUR MERGER WITH QUANTUM HDD. WE MAY HAVE FUTURE NON-RECURRING CHARGES IN THE EVENT OF IMPAIRMENT AND WILL EXPERIENCE SIGNIFICANT AMORTIZATION CHARGES RELATED TO IDENTIFIED INTANGIBLE ASSETS.

     As a result of the merger, we allocated approximately $896.3 million and $329.1 million of purchase consideration to goodwill and to other intangible assets, respectively. We amortized approximately $44.7 million of goodwill per fiscal quarter beginning April 2, 2001 through fiscal year 2001. Beginning in 2002 we will discontinue amortizing goodwill in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"). Under SFAS 142 we are required to evaluate goodwill and intangible assets acquired in the merger, for impairment at least annually. Impairment charges may not be predictable and may cause unanticipated reductions in our earnings and changes in our financial ratios. We amortized approximately $23.6 million of intangible assets acquired in the merger per fiscal quarter in each of the last three fiscal quarters of fiscal year 2001. In connection with the adoption of SFAS 142 on December 30, 2001, the Company was required to reclassify the existing acquired assembled workforce to goodwill as it does not meet the separate recognition criteria per SFAS 142. We will continue to amortize approximately $20.3 million related to the remaining intangible assets on a quarterly basis over the remainder of their estimated useful lives of three to five year, which will result in a reduction in earnings and earnings per share for the foreseeable future. This charge could cause the market price of our common stock to decline.

IF QUANTUM INCURS NON-INSURED TAX AS A RESULT OF ITS SPLIT-OFF OF QUANTUM HDD, OUR FINANCIAL CONDITION AND OPERATING RESULTS COULD BE NEGATIVELY AFFECTED.

     In connection with our merger with Quantum HDD, we agreed to indemnify Quantum for the amount of any tax payable by Quantum as a result of the split-off of Quantum HDD from Quantum DSS to the extent such tax is not covered by insurance, unless imposition of the tax is the result of Quantum's actions, or acquisitions of Quantum stock, after the split-off. The amount of the tax not covered by insurance could be substantial. In addition, if it is determined that Quantum owes federal or state tax as a result of the split-off and the circumstances giving rise to the tax are covered by our indemnification obligations, we will be required to pay Quantum the amount of the tax at that time, whether or not reimbursement may be allowed under the insurance policy. Even if a claim is available, made and pending under the tax opinion insurance policy, there may be a substantial period after we pay Quantum for the tax before the outcome of the insurance claim is finally known, particularly if the claim is denied by the insurance company and the denial is disputed by us and/or Quantum. Moreover, the insurance company could prevail in a coverage dispute. In any of these circumstances, we would have to either use our existing cash resources or borrow money to cover our obligations to Quantum. In either case, our payment of the tax, whether covered by insurance or not, could harm our business, financial condition, operating results and cash flows.

BECAUSE WE HAVE TO ABIDE BY POTENTIALLY SIGNIFICANT RESTRICTIONS WITH RESPECT TO OUR EQUITY SECURITIES FOR TWO YEARS AFTER THE MERGER IN ORDER TO MITIGATE THE RISK OF TRIGGERING A TAX OBLIGATION OF QUANTUM AS A RESULT OF THE SPLIT-OFF, OUR ABILITY TO USE OUR EQUITY OR TO BE ACQUIRED COULD BE LIMITED.

     Under the federal tax rules applicable to the split-off, the following events occurring during the two-year period after the merger may cause the split-off to become taxable to Quantum under circumstances in which the tax opinion insurance policy will not cover the tax:

     - we issue our equity securities to acquire other companies or businesses or to raise financing for our operations or other business purposes;

     - we issue our equity securities as equity compensation, such as the grant of options or restricted stock, other than in the ordinary course of business consistent with past practices; or

     - a 50% or greater interest in us is acquired by another party.

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

     It is very difficult to achieve and maintain profitability and revenue growth in the hard disk drive industry because the average selling price of a hard disk drive rapidly declines over its commercial life as a result of technological enhancement, productivity improvement and increase in the industry supply. This difficulty may increase over time as the speed of technological advance causes the product life cycle for hard disk drives to continue to shorten. End-user demand for the computer systems that contain our hard disk drives has historically been subject to rapid and unpredictable fluctuations. In addition, intense price competition among personal computer manufacturers and Intel server manufacturers may cause the price of hard disk drives to decline. As a result, the hard disk drive market tends to experience periods of excess capacity and intense price competition. Competitors' attempts to liquidate excess inventories, restructure, or gain market share also tend to cause average selling prices to decline. This intense price competition could force us to lower prices, which would reduce margins, cause operating results to suffer and make it difficult for us to achieve or maintain profitability. If we are unable to lower the cost of our hard disk drives to be consistent with the decline of average selling prices, we will not be able to compete effectively and our operating results would suffer.

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

     - bundle their products with other products to increase demand for their products; or

     - develop new technology which would significantly reduce the cost of their products.

     Although based on units shipped we were the largest hard disk drive manufacturer in 2000 and the second largest in 2001, we are not the largest in terms of revenue and our size alone will not eliminate all of the advantages of our competitors.

     Increasing competition could reduce the demand for our products and/or the prices of our products by introducing technologically better and cheaper products, which could reduce our revenues. In addition, new competitors could emerge and rapidly capture market share. If we fail to compete successfully against current or future competitors, our business, financial condition and operating results will suffer.

OUR QUARTERLY OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST AND ARE LIKELY TO FLUCTUATE IN THE FUTURE.

     Our quarterly operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our future performance will depend on many factors, including:

     - the average selling price of our products;

     - fluctuations in the demand for our products as a result of the seasonal nature of the desktop computer industry and the markets for our customers' products, as well as the overall economic environment;

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

     - our ability to purchase products from MKE at competitive prices;

     - the availability of adequate capital resources; and

     - other general economic and competitive factors.

     Many of our expenses are relatively fixed and difficult to reduce or modify. As a result, the fixed nature of our operating expenses will magnify any adverse effect of a decrease in revenue on our operating results. Because of these and other factors, we believe that period to period comparisons of our and Quantum HDD's combined historical results of operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market analysts, our stock price may decline. Due to current economic conditions and their impact on IT spending, particularly personal computer sales, our ability to predict demand for our products and our financial results for current and future periods may be severely diminished. This may adversely affect both our ability to adjust production volumes and expenses and our ability to provide the financial markets with forward looking information.

WE DEPEND ON MKE TO MANUFACTURE A SUBSTANTIAL PORTION OF OUR HARD DISK DRIVES AND ADVERSE DEVELOPMENTS IN OUR RELATIONSHIP WITH MKE COULD LEAD TO INVOLUNTARY SHORTAGES OR SURPLUSES.

     We depend on MKE for a substantial portion of our hard disk drives in a relationship based on a master agreement and a purchase agreement. We have reached an agreement in principle with MKE extending our purchase agreement through November 2, 2002. If the purchase agreement is not extended further and we are not able to secure substitute manufacturing capacity in a timely manner, in adequate volumes or on terms advantageous to us, our revenue might be lower than projected and our operating results would suffer.

     We rely on MKE to quickly achieve volume production of new hard disk drives at competitive costs, to meet our quality requirements and to respond quickly to product delivery schedules. If MKE fails to meet these requirements, our operating results could suffer. In addition, MKE's production schedule is based on forecasts of purchase requirements. We may have limited rights to modify short-term purchase orders. Our failure to accurately forecast our requirements or successfully adjust MKE's production schedule could lead to inventory shortages or surpluses or losses due to obsolescence, which could cause our operating results to suffer.

IN CONNECTION WITH OUR PURCHASE OF MMC, WE MAY EXPERIENCE ADDITIONAL COSTS AND RISKS.

     As a result of our acquisition of MMC, MMC became a component source internal to us. In connection with our purchase of MMC, we may incur additional risks, including the risks that:

     - we may not have sufficient media supply sources in the event that the MMC component supply is inadequate;

     - competing media suppliers may not deal with us or may not deal with us on the same terms and conditions we have previously enjoyed;

     - component suppliers of MMC may not deal with us on favorable terms;

     - patent infringement that might be committed or alleged to be committed by MMC would no longer be indemnified, and we would be responsible for past infringements committed or alleged to be committed by MMC;

     - MMC's costs of operations may exceed the prices we have historically paid for components or the prices that might be otherwise available to us from other vendors; and

     - we may be distracted by management of the MMC operations, which is not in our core business.

     In any of these cases, our profit margins or revenue may be lower and our operating results would suffer. In addition, capital expenditures and working capital investments required for MMC's business will utilize additional cash; for example, upon the closing of the transaction, we assumed MMC's equipment loans and capital lease obligations amounting to $68.1 million and employed an additional 1,054 employees.

IF WE DO NOT HAVE ADEQUATE MANUFACTURING CAPACITY IN THE FUTURE BECAUSE OF A DISASTER AT ONE OF OUR PLANTS, OR AN INABILITY TO ACQUIRE NEEDED ADDITIONAL MANUFACTURING CAPACITY, OR MKE'S INABILITY OR UNWILLINGNESS TO MEET OUR MANUFACTURING REQUIREMENTS, OUR GROWTH WILL BE ADVERSELY IMPACTED AND OUR BUSINESS COULD SUFFER.

     Both our and a portion of MKE's volume manufacturing operations are based in Singapore. A flood, earthquake, political instability, act of terrorism or other disaster or condition that adversely affects our or MKE's facilities or ability to manufacture could harm our business, financial condition and operating results. In addition, we will need to acquire additional manufacturing capacity in the future. Our inability to add capacity to allow us to meet customers' demands in a timely manner may limit our future growth and could harm our business, financial condition and operating results. Our future growth will also require that MKE continue to devote substantial financial resources to property, plant and equipment to support the manufacture of a significant portion of our products. We have reached an agreement in principle to extend our purchase agreement only through November 2, 2002. If MKE is unable or unwilling to meet our manufacturing requirements, an alternative manufacturing source may not be available in the near term and our business, financial condition and operating results would suffer.

IF WE FAIL TO QUALIFY AS A SUPPLIER TO COMPUTER MANUFACTURERS OR SUBCONTRACTORS FOR A FUTURE GENERATION OF HARD DISK DRIVES, THEN THESE MANUFACTURERS OR SUBCONTRACTORS MAY NOT PURCHASE ANY UNITS OF AN ENTIRE PRODUCT LINE, WHICH WILL HAVE A SIGNIFICANT IMPACT ON OUR SALES.

     Most of our products are sold to desktop computer and server manufacturers or to subcontractors of the desktop computer and server manufacturers. These manufacturers select or qualify their hard disk drive suppliers, either directly with us or through their subcontractors, based on quality, storage capacity, performance and price. Manufacturers typically seek to qualify three or four suppliers for each hard disk drive product generation. To qualify consistently with these manufacturers, and thus succeed in the desktop and server hard disk drive industry, we must consistently be among the first-to-market introduction and first-to-volume production at leading storage capacity per disk, offering competitive prices and high quality. Once a manufacturer has chosen its hard disk drive suppliers for a given desktop computer or server product, it often will purchase hard disk drives from those suppliers for the commercial lifetime of that product line. If we miss a qualification opportunity, we may not have another opportunity to do business with that manufacturer until it introduces its next generation of products. The effect of missing a product qualification opportunity is magnified by the limited number of high-volume manufacturers of personal computers and servers. If we do not reach the market or deliver volume production in a timely manner, we may lose opportunities to qualify our products. In such case, our business, financial condition and operating results would be adversely affected.

IF WE DO NOT EXPAND INTO NEW HARD DRIVE MARKET SEGMENTS, OR CONTINUE TO MAINTAIN OUR PRESENCE IN THE HARD DRIVE MARKET, OUR REVENUES WILL SUFFER.

     To remain a significant supplier of hard disk drives to major manufacturers of personal computers and Intel-based servers, we will need to offer a broad range of hard disk drive products to our customers. Although almost all of our current products are designed for the desktop computer and the Intel-based server markets, demand in these segments may shift to products we do not offer or volume demand may shift to other segments. Such segments may include laptop computers or handheld consumer products, which none of our products currently serves. Accordingly, we will need to develop and manufacture new products that address additional hard disk drive market segments to remain competitive in the hard disk drive industry. We cannot assure you that we will successfully or timely develop or market any new hard disk drives in response to technological changes or evolving industry standards or avoid technical or other difficulties that could delay or prevent the successful development, introduction or marketing of new hard disk drives. Any failure to successfully develop and introduce new products for our existing customers or to address additional market segments could harm our business, financial condition and operating results.

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

THE LOSS OF ONE OR MORE OF OUR SIGNIFICANT CUSTOMERS OR A DECREASE IN THEIR ORDERS OF PRODUCTS WOULD CAUSE OUR REVENUES TO DECLINE.

     We sell most of our products to a limited number of customers. For the fiscal year ended December 29, 2001, one customer, Dell Computer Corporation, accounted for approximately 11.3% of our total revenue, and our top five customers accounted for approximately 33.8% of our revenue. We expect that a relatively small number of customers will continue to account for a significant portion of our revenue, and the proportion of our revenue from these customers could continue to increase in the future. These customers have a wide variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product for a given customer, the customer generally will not be obligated to purchase any minimum volume of products from us and generally will be able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our business, financial condition and operating results could suffer.

OUR CUSTOMERS HAVE ADOPTED A SUBCONTRACTOR MODEL THAT INCREASES OUR CREDIT RISK AND COULD RESULT IN AN INCREASE IN OUR OPERATING COSTS.

     Our significant OEM customers have adopted a subcontractor model that requires us to contract directly with companies that provide manufacturing services for the personal computer manufacturers. This exposes us to increased credit risk because these subcontractors are generally less capitalized than the personal computer manufacturers themselves, and our agreements with our customers may not permit us to increase our prices to compensate for this increased credit risk. Any credit losses would increase our operating costs, which could cause our operating results to suffer.

IF WE FAIL TO MATCH PRODUCTION WITH PRODUCT DEMAND OR TO MANAGE INVENTORY, WE MAY INCUR ADDITIONAL COSTS.

     We base our inventory purchases and commitments on forecasts from our customers, who are not obligated to purchase the forecast amounts. If actual orders do not match our forecasts, or if any products become obsolete between order and delivery time, we may have excess or inadequate inventory of our products. In addition, our significant OEM customers have adopted build-to-order manufacturing models or just-in-time inventory management processes that require component suppliers to maintain inventory at or near the customer's production facility. These policies, combined with continued compression of product life cycles, have complicated inventory management strategies that make it more difficult to match manufacturing plans with projected customer demand and cause us to carry inventory for more time and to incur additional costs to manage inventory which could cause our operating results to suffer. We are substantially dependent on a single logistics provider for shipping and warehousing our products, and a disruption in service by that provider could also cause us to carry excess inventory. Excess inventory could materially adversely affect our operating results due to increased storage or obsolescence costs and cause our operating results to suffer.

BECAUSE WE ARE DEPENDENT ON A LIMITED NUMBER OF SUPPLIERS, COMPONENT SHORTAGES COULD RESULT IN DELAYS OF PRODUCT SHIPMENTS AND DAMAGE OUR BUSINESS AND OPERATING RESULTS.

     Both we and MKE depend on a limited number of qualified suppliers for components and subassemblies, including recording heads, media and integrated circuits. Currently, we purchase recording heads from three sources, digital signal processor/controllers from two sources and spin/servo integrated circuits from one source. Although our recent purchase of our primary supplier of media, MMC, has reduced our dependence on outside suppliers for this component, MMC cannot supply all of our media needs, and therefore we are still required to purchase media from a limited number of outside sources. MKE is also dependent on a limited number of suppliers for its components. As we have experienced in the past, some required parts may be periodically in short supply. As a result, we will have to allow for significant ordering lead times for some components. In addition, we may have to pay significant cancellation charges to suppliers if we cancel orders for components because we reduce production due to market oversupply, reduced demand, transition to new products or technologies or for other reasons. We order the majority of our components on a purchase order basis and we have limited long-term volume purchase agreements with only some of our existing suppliers. If we cannot obtain sufficient quantities of high-quality parts when needed, product shipments would be delayed and our business, financial condition and operating results could suffer.

BECAUSE WE PURCHASE A SIGNIFICANT PORTION OF OUR PARTS FROM THIRD PARTY SUPPLIERS, WE ARE SUBJECT TO THE RISK THAT WE MAY BE UNABLE TO ACQUIRE QUALITY COMPONENTS IN A TIMELY MANNER, OR EFFECTIVELY INTEGRATE PARTS FROM DIFFERENT SUPPLIERS, AND THESE PROBLEMS WOULD CAUSE OUR BUSINESS TO SUFFER.

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

     - obtain high-quality parts;

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

TERRORIST ATTACKS MAY ADVERSELY IMPACT OUR BUSINESS AND OPERATING RESULTS.

     Following the terrorist attacks that took place in the United States on September 11, 2001, we experienced an adverse impact on our business and operating results, including transportation and supply-chain disruptions and deferrals of customer purchasing decisions. The long-term effects of the attacks on our business and operating results are unknown, but may include legislative or regulatory responses such as increased restrictions on cross-border movement of products and technology. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business and operating results in ways that cannot presently be predicted.

THE LOSS OF KEY PERSONNEL COULD HARM OUR BUSINESS.

     Our success depends upon the continued contributions of key employees, many of whom would be extremely difficult to replace. Like many other technology companies, we have implemented workforce reductions that have in some cases resulted in the termination of key employees who have substantial knowledge of our business. These and any future workforce reductions may also adversely affect the morale of, and our ability to retain, employees who have not been terminated, which may result in the further loss of key employees. We do not have key person life insurance on any of our personnel. Worldwide competition for skilled employees in the hard disk drive industry is extremely intense. If we are unable to retain existing employees or to hire and integrate new employees, our business, financial condition and operating results could suffer. In addition, companies in the hard disk drive industry whose employees accept positions with competitors often claim that the competitors have engaged in unfair hiring practices. We may be the subject of such claims in the future as we seek to hire qualified personnel and we could incur substantial costs defending ourselves against those claims.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE WHICH MAY NOT BE AVAILABLE ON FAVORABLE TERMS OR AT ALL AND OUR ABILITY TO ISSUE EQUITY SECURITIES HAS BEEN SEVERELY LIMITED BY OUR ACQUISITION OF QUANTUM HDD.

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

WE MAY BE UNABLE TO SATISFY A FINANCIAL COVENANT IN OUR ASSET SECURITIZATION PROGRAM OR UNDER OUR SINGAPORE LOAN IN THE FUTURE, AND IF WE ARE UNABLE TO OBTAIN A WAIVER FOR ANY SUCH DEFAULT, WE WILL NOT HAVE ACCESS TO THE ASSET SECURITIZATION PROGRAM AND MAY BE REQUIRED TO PAY DOWN OUR SINGAPORE LOAN EARLIER THAN ANTICIPATED.

     In July 1998, we entered into an accounts receivable securitization program (the "Program") with a group of commercial banks (the "Banks"). On November 15, 2001, we amended and restated the Program, extending the Program for another three years and increasing the available size of the Program from $200 million to $300 million. Under the Program, we sell our U.S. and Canadian accounts receivable via a special purpose entity, Maxtor Receivables Corporation ("MRC"). MRC, our wholly-owned subsidiary, sells the Banks an ownership interest in our accounts receivable on a revolving basis, in an amount determined by an "eligible" pool of receivables. The activity between MRC and Maxtor is eliminated during the consolidation process. The Banks' purchases of interests in our accounts receivable results in the amount of the purchases being excluded from our consolidated accounts receivable, and the proceeds of the sale are reflected in our consolidated cash balance. The Banks had purchased a $45.2 million interest in our accounts receivable under this Program at December 29, 2001.

     We are subject to certain defined "Liquidation Events" under this Program, including a minimum tangible net worth test and a requirement to maintain a specified minimum unrestricted cash balance. Our Singapore Loan is subject to two financial covenants, including a minimum tangible net worth test, the calculation of which is the same as defined in the Program, and a minimum consolidated cash balance requirement. As of December 29, 2001, we concluded that we would not be in compliance with our tangible net worth covenant under this Program and under the Singapore loan. We were, however, in compliance with the minimum cash balance requirements under the Program and the Singapore loan.

     On February 15, 2002, we received a waiver and amendment from the lender for the Singapore loan relating to the tangible net worth covenant. On the same date, the Banks participating in the Program agreed to a first amendment through May 15, 2002 to the Program. In each case, the definition for calculating tangible net worth was amended to include adjustment associated with the purchase price accounting for the acquisition of Quantum HDD. After giving effect to this first amendment, we were in compliance with the tangible net worth covenant.

     On March 15, 2002, the first amendment was superceded by a second amendment reflecting the terms of the first amendment and extending the terms of the first amendment for the duration of the Program. At this time the Program was reduced form $300 million to $210 million due to the withdrawal of one participating bank. We, at our discretion, can seek additional banks to expand the facility back to $300 million. However, there is no assurance that a particular level of expansion can be achieved. We do not expect that the reduction in the size of the Program will have any adverse impact on our liquidity. In 2001, the Banks' monthly purchases of interests in our receivables under the Program fluctuated between $45.2 million and $150 million and averaged $134 million. We expect that the Program would be similarly used in 2002.

     If a Liquidation Event were to occur, the Banks would be entitled to all cash collections on our accounts receivables in the United States until its net investment had been recovered. We do not expect that such an event by itself would have a significant adverse impact on our liquidity, given the fact that we believe the Bank's net investment would be satisfied shortly following such Liquidation Event, based on our historical collection rate of receivables. We would no longer have access to the Program following such Liquidation Event, but do not expect that the unavailability of the Program would have a material adverse effect on our liquidity.

     In the event that a default occurs in a financial covenant under our Singapore loan and we do not receive a waiver we may be required to repay the loan earlier than anticipated; however, we do not expect that such an earlier repayment of the Singapore loan would have a material adverse impact on our liquidity. At December 29, 2001, the outstanding principal amount under our Singapore loan was $16.3 million.

PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED AND IT IS EXPOSED TO THIRD PARTY CLAIMS OF INFRINGEMENT.

     Any failure to adequately protect and enforce our intellectual property rights could harm our business. Our protection of our intellectual property is limited. For example, we have patent protection on only some of our technologies. We may not receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. In the case of products offered in rapidly emerging markets, such as Network Storage and consumer electronics, our competitors may file patents more rapidly or in greater numbers resulting in the issuance of patents that may result in unexpected infringement assertions against us. Moreover, the rights granted under any such patents may not provide us with any competitive advantages. Finally, our competitors may develop or otherwise acquire equivalent or superior technology. We also rely on trade secret, copyright and trademark laws as well as the terms of our contracts to protect our proprietary rights. We may have to litigate to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. Enforcing or defending our proprietary rights could be expensive and might not bring us timely and effective relief. We may have to obtain licenses of other parties' intellectual property and pay royalties. If we are unable to obtain such licenses, we may have to stop production of our products or alter our products. In addition, the laws of certain countries in which we sell and manufacture our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our remedies in these countries may be inadequate to protect our proprietary rights. Any failure to enforce and protect our intellectual property rights could harm our business, financial condition and operating results.

WE ARE SUBJECT TO EXISTING INFRINGEMENT CLAIMS WHICH ARE COSTLY TO DEFEND AND MAY HARM OUR BUSINESS.

     Prior to our merger with Quantum HDD, we, on the one hand, and Quantum and MKE, on the other hand, were sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Papst's complaint against Quantum and MKE was filed on July 30, 1998, and Papst's complaint against Maxtor was filed on March 18, 1999. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with several other pending litigations involving the Papst patents. Following pre-trial proceedings, the matters will be transferred back to the District Court for the Northern District of California for trial. Papst's infringement allegations are based on spindle motors that Maxtor and Quantum purchased from third party motor vendors, including MKE, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of the spindle motors used in our hard disk drives from vendors that were licensed under the Papst patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under the Papst patents, including MKE. As a result of the merger with Quantum HDD, we assumed Quantum's potential liabilities to Papst arising from the patent infringement allegations Papst asserted against Quantum. Papst and MKE recently entered into an agreement to settle Papst's pending patent infringement claims against MKE. That agreement includes a license of the Papst patents to MKE which might provide Quantum, and thus us, with additional defenses to Papst's patent infringement claims.

     The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, we cannot assure you we will be able to successfully defend ourselves against this or any other Papst lawsuit. The Papst complaint asserts claims to an unspecified dollar amount of damages. A favorable outcome for Papst in this lawsuit could result in the issuance of an injunction against us and our products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, we also could be required to pay treble damages and Papst's attorney's fees. Accordingly, a litigation outcome favorable to Papst could harm our business, financial condition and operating results. Management believes that it has valid defenses to the claims of Papst and is defending this matter vigorously.

     In addition to the Papst lawsuit, a complaint was filed by Cambrian Consultants on May 22, 2001 in the United States District Court for the Central District of California against us, alleging infringement of U.S. Patent No. 4,371,903. On March 7, 2002, this matter was finally and fully settled on terms favorable to Maxtor. A dismissal with prejudice was entered on March 13, 2002.

WE FACE RISKS FROM OUR SUBSTANTIAL INTERNATIONAL OPERATIONS AND SALES.

     We conduct most of our manufacturing and testing operations and purchase a substantial portion of our key parts outside the United States. In particular, manufacturing operations for our products are concentrated in Singapore, where both our and MKE's principal manufacturing operations are located, with management oversight of MKE from Japan. Such concentration of manufacturing operations in Singapore will likely magnify the effects on us of any labor shortages, political disruption, acts of terrorism, trade or tariff treaty changes, or natural disasters relating to Singapore. In addition, we also sell a significant portion of our products to foreign distributors and retailers. As a result, we will be dependent on revenue from international sales. Inherent risks relating to our overseas operations include:

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

WE ARE SUBJECT TO RISKS RELATED TO PRODUCT DEFECTS, WHICH COULD SUBJECT US TO WARRANTY CLAIMS IN EXCESS OF OUR WARRANTY PROVISION OR WHICH ARE GREATER THAN ANTICIPATED DUE TO THE UNENFORCEABILITY OF LIABILITY LIMITATIONS.

     Our products may contain defects. We generally warrant our products for three to five years and prior to the merger, Quantum HDD generally warranted its products for one to five years. We assumed Quantum HDD's warranty obligation as a result of the merger. The standard warranties used by us and Quantum HDD contain limits on damages and exclusions of liability for consequential damages and for negligent or improper use of the products. We generally establish and, prior to the merger, Quantum HDD established, a warranty provision at the time of product shipment in an amount equal to estimated warranty expenses. Subsequent to the Quantum HDD merger, we re-evaluated Quantum HDD's warranty return rate and believe that the warranty return rate is higher than previously stated. As a result, we have established additional warranty provisions to provide for the increase in warranty return rates. We determined that there were issues with certain Quantum HDD products that we acquired in the merger, and which are no longer being manufactured. We have established a warranty provision for these products and have increased goodwill associated with the merger to reflect pre-acquisition contingencies related to these issues. We may also incur additional operating expenses if these steps do not reflect the actual cost of resolving such issues.

WE COULD BE SUBJECT TO ENVIRONMENTAL LIABILITIES WHICH COULD INCREASE OUR EXPENSES AND HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Because of the chemicals we use in our manufacturing and research operations, we are subject to a wide range of environmental protection regulations in the United States and Singapore. While we do not believe our operations to date have been harmed as a result of such laws, future regulations may increase our expenses and harm our business, financial condition and results of operations. Even if we are in compliance in all material respects with all present environmental regulations, in the United States environment regulations often require parties to fund remedial action regardless of fault. As a consequence, it is often difficult to estimate the future impact of environmental matters, including potential liabilities. Moreover, we may be subject to liability in connection with our acquisition of the Quantum HDD and MMC businesses to the extent that contamination requiring remediation at our expense is present on properties currently or formerly occupied by those businesses, or those businesses sent wastes to sites at which remediation is required. If we have to make significant capital expenditures or pay significant expense in connection with future remedial actions or to continue to comply with applicable environmental laws, our business, financial condition and operating results could suffer.

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

     - gains or losses of significant customers such as Dell or Compaq;

     - changes in stock market analysts' estimates;

     - the presence or absence of short-selling of our common stock;

     - sales of a high volume of shares of our common stock by our large stockholders;

     - events affecting other companies that the market deems comparable to us;

     - general conditions in the semiconductor and electronic systems industries; and

     - general economic conditions in the United States and abroad.

OUR STOCK PRICE MAY BE AFFECTED BY SALES OF OUR COMMON STOCK BY HOLDERS OF DECS SECURITIES.

     In February 2002, DECS Trust IV terminated and its holders received 12.5 million shares of our common stock that had formerly been pledged by Hynix to secure its obligations. We cannot predict whether holders of the DECS will resell any shares of our stock they received. Any such sales could reduce the demand for our common stock or otherwise negatively impact the market price of our common stock.

OUR STOCK PRICE MAY BE AFFECTED BY SALES OF OUR COMMON STOCK BY STOCKHOLDERS WHO RECEIVED OUR COMMON STOCK IN OUR MERGER WITH QUANTUM HDD.

     In connection with our merger with Quantum HDD, we issued 121,030,472 shares of common stock to former Quantum HDD stockholders. Because these stockholders were not originally holders of our common stock, they may be less inclined to hold our stock than those persons who owned our stock prior to the merger. In the event the former Quantum HDD stockholders sell a significant volume of our stock, the price of our common stock may decline.

ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION COULD DISCOURAGE POTENTIAL ACQUISITION PROPOSALS OR DELAY OR PREVENT A CHANGE OF CONTROL.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVES

     We enter into foreign exchange forward contracts to manage foreign currency exchange risk associated with our operations primarily in Singapore, Switzerland and Japan. The foreign exchange forward contracts we enter into generally have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results.

INVESTMENT

     We maintain an investment portfolio of various holdings, types and maturities. These marketable securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Part of this portfolio includes investments in bank issues, corporate bonds and commercial papers.

     The following table presents the hypothetical changes in fair values in the financial instruments held at December 29, 2001 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The hypothetical changes assume immediate shifts in the U.S. Treasury yield curve of plus or minus 50 basis points ("bps"), 100 bps, and 150 bps.

                                                            FAIR VALUE
                                                              AS OF
                                                           DECEMBER 29,
                                                               2001
                           +150 BPS   +100 BPS   +50 BPS      ($000)      -50 BPS   -100 BPS   -150 BPS
                           --------   --------   -------   ------------   -------   --------   --------
Financial Instruments....  165,089    165,792    166,503     167,217      167,943   168,673    169,410
% Change.................    (1.22)%    (0.82)%    (0.41)%                   0.41%     0.83%      1.25%

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

                                                                         FAIR VALUE
                                                                           AS OF
                                                                        DECEMBER 29,
                                       VALUATION OF SECURITY GIVEN X%       2001       VALUATION OF SECURITY GIVEN X%
                                       DECREASE IN THE SECURITY PRICE      ($000)      INCREASE IN THE SECURITY PRICE
                                       ------------------------------   ------------   ------------------------------
Corporate equity investments.........   3,326      4,988      5,653        6,651        7,649      8,314      9,977
% Change.............................     (50)%      (25)%      (15)%                      15%        25%        50%

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
CONSOLIDATED FINANCIAL STATEMENTS OF MAXTOR CORPORATION
Consolidated Balance Sheets -- December 30, 2000 and
  December 29, 2001.........................................    49
Consolidated Statements of Operations -- Fiscal years ended
  January 1, 2000, December 30, 2000 and December 29,
  2001......................................................    50
Consolidated Statements of Stockholders' Equity -- Fiscal
  years ended January 1, 2000, December 30, 2000 and
  December 29, 2001.........................................    51
Consolidated Statements of Cash Flows -- Fiscal years ended
  January 1, 2000, December 30, 2000 and December 29,
  2001......................................................    52
Notes to Consolidated Financial Statements..................    54
Report of Independent Accountants...........................    86
Financial Statement Schedules:
The following consolidated financial statement schedule of
  Maxtor Corporation is filed as part of this Report and
  should be read in conjunction with the Consolidated
  Financial Statements of Maxtor Corporation:
Schedule II Valuation and qualifying accounts...............    89
Schedules not listed above have been omitted since they are
  not applicable or are not required or the information
  required to be set therein is included in the Consolidated
  Financial Statements or notes thereto

                               MAXTOR CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 30,   DECEMBER 29,
                                                                  2000           2001
                                                              ------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                AND PER SHARE AMOUNTS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $  193,228     $  379,927
  Restricted cash...........................................           --         98,629
  Marketable securities.....................................      182,949        167,217
  Accounts receivable, net of allowance of doubtful accounts of $15,148 at December 30, 2000 and $21,638 at December
     29, 2001...............................................      284,253        379,918
  Inventories...............................................      106,405        185,556
  Prepaid expenses and other................................       34,577         45,606
                                                               ----------     ----------
          Total current assets..............................      801,412      1,256,853
Property, plant and equipment, net..........................      165,926        366,786
Goodwill and other intangible assets, net...................       44,237      1,077,415
Other assets................................................       13,344         14,410
                                                               ----------     ----------
          Total assets......................................   $1,024,919     $2,715,464
                                                               ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings, including current portion of
     long-term debt.........................................   $   15,432     $   44,160
  Accounts payable..........................................      421,338        593,263
  Accrued and other liabilities.............................      192,152        532,358
                                                               ----------     ----------
          Total current liabilities.........................      628,922      1,169,781
Deferred taxes..............................................           --        196,455
Long-term debt, net of current portion......................       92,259        244,458
Other liabilities...........................................           --        204,587
                                                               ----------     ----------
          Total liabilities.................................      721,181      1,815,281
Commitments and contingencies (Note 8)
Shareholders' equity:
  Preferred stock, $0.01 par value, 95,000,000 shares
     authorized; no shares issued or outstanding............           --             --
  Common stock, $0.01 par value, 525,000,000 shares
     authorized; 116,205,270 shares issued and outstanding
     at December 30, 2000 and 241,977,795 shares issued and
     outstanding at December 29, 2001.......................        1,162          2,420
Additional paid-in capital..................................    1,059,899      2,323,885
Deferred compensation.......................................           --         (3,809)
Accumulated deficit.........................................     (760,126)    (1,406,524)
Cumulative other comprehensive income.......................        2,803          4,211
Treasury stock (None and 5,000,000 shares in 2000 and 2001,
  respectively) at cost.....................................           --        (20,000)
                                                               ----------     ----------
          Total stockholders' equity........................      303,738        900,183
                                                               ----------     ----------
          Total liabilities and stockholders' equity........   $1,024,919     $2,715,464
                                                               ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                               MAXTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEARS ENDED
                                                     ---------------------------------------------------
                                                       JANUARY 1,       DECEMBER 30,      DECEMBER 29,
                                                          2000              2000              2001
                                                     ---------------   ---------------   ---------------
                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Net revenues.......................................   $  2,486,123      $  2,704,859      $  3,797,031
Cost of revenues...................................      2,287,316         2,328,345         3,427,176
                                                      ------------      ------------      ------------
  Gross profit.....................................        198,807           376,514           369,855
Operating expenses:
  Research and development.........................        192,730           235,006           435,922
  Selling, general and administrative..............         90,492           110,507           252,913
  Amortization of goodwill and other intangible
     assets........................................          3,118             9,906           217,775
  Purchased in-process research and development....          7,028                --            95,190
                                                      ------------      ------------      ------------
          Total operating expenses.................        293,368           355,419         1,001,800
                                                      ------------      ------------      ------------
Income (loss) from operations......................        (94,561)           21,095          (631,945)
Interest expense...................................        (13,723)          (13,731)          (25,190)
Interest and other income..........................         15,592            24,291            21,472
Gain (loss) on sales of investments................         44,085             1,820            (7,353)
                                                      ------------      ------------      ------------
Income (loss) before income taxes..................        (48,607)           33,475          (643,016)
Provision for income taxes.........................          1,541             1,673             3,382
                                                      ------------      ------------      ------------
Net income (loss)..................................   $    (50,148)     $     31,802      $   (646,398)
                                                      ============      ============      ============
Net income (loss) per share -- basic...............   $      (0.48)     $       0.28      $      (3.12)
Net income (loss) per share -- diluted.............   $      (0.48)     $       0.27      $      (3.12)
Shares used in per share calculation
          -- basic.................................    105,503,281       113,432,679       206,911,952
          -- diluted...............................    105,503,281       119,115,982       206,911,952

   The accompanying notes are an integral part of these financial statements.

                               MAXTOR CORPORATION

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                           CUMULATIVE
                             COMMON STOCK       ADDITIONAL                                    OTHER                      TOTAL
                         --------------------    PAID-IN       DEFERRED     ACCUMULATED   COMPREHENSIVE   TREASURY   STOCKHOLDERS'
                           SHARES      AMOUNT    CAPITAL     COMPENSATION     DEFICIT        INCOME        STOCK        EQUITY
                         -----------   ------   ----------   ------------   -----------   -------------   --------   -------------
                                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance, December 26,
  1998.................   94,293,499   $ 943    $  880,175     $    --      $  (741,780)    $ 30,094      $     --    $  169,432
Comprehensive loss:
  Net loss.............           --      --            --          --          (50,148)          --            --       (50,148)
  Unrealized loss on
    investments in
    equity securities,
    net of tax.........           --      --            --          --               --      (27,879)                    (27,879)
      Comprehensive
        loss...........           --      --            --          --               --
Issuance of stock under
  stock option plans
  and related benefit
  plans................    3,205,743      17         8,915          --               --           --            --         8,932
Issuance of common
  stock in secondary
  public offering......    7,800,000      78        95,722          --               --           --            --        95,800
Issuance of stock in
  acquisition..........    8,129,682      81        56,715          --               --           --            --        56,796
Stock compensation.....           --      --         2,437          --               --           --            --         2,437
                         -----------   ------   ----------     -------      -----------     --------      --------    ----------
Balance, January 1,
  2000.................  113,428,924   1,119     1,043,964          --         (791,928)       2,215            --       255,370
Comprehensive income:
  Net income...........           --      --            --          --           31,802           --            --        31,802
  Unrealized gain
    (loss) on
    investments in
    equity securities,
    net of tax.........           --      --            --          --               --          588            --           588
      Comprehensive
        income.........           --      --            --          --               --           --            --
Issuance of stock under
  stock option plans
  and related benefit
  plans................    2,776,346      43        11,763          --               --           --            --        11,806
Stock compensation.....           --      --         4,172          --               --           --            --         4,172
                         -----------   ------   ----------     -------      -----------     --------      --------    ----------
Balance, December 30,
  2000.................  116,205,270   1,162     1,059,899          --         (760,126)       2,803            --       303,738
Comprehensive loss:
  Net loss.............           --      --            --          --         (646,398)          --            --      (646,398)
  Unrealized gain on
    investments in
    equity securities,
    net of tax.........           --      --            --          --               --        1,408            --         1,408
      Comprehensive
        loss...........           --      --            --          --               --           --            --
Issuance of stock under
  stock option plans
  and related benefit
  plans................    4,742,053      47        21,510          --               --           --            --        21,557
Issuance of stock
  relating to Quantum
  HDD acquisition......  121,030,472   1,211     1,232,601          --               --           --            --     1,233,812
Deferred compensation
  relating to Quantum
  HDD acquisition......           --      --         6,785      (6,785)              --           --            --            --
Stock compensation.....           --      --         3,090       2,976               --           --            --         6,066
Treasury stock
  repurchased at
  cost.................           --      --            --          --               --           --       (20,000)      (20,000)
                         -----------   ------   ----------     -------      -----------     --------      --------    ----------
Balance, December 29,
  2001.................  241,977,795   $2,420   $2,323,885     $(3,809)     $(1,406,524)    $  4,211      $(20,000)   $  900,183
                         ===========   ======   ==========     =======      ===========     ========      ========    ==========


                         COMPREHENSIVE
                            INCOME
                            (LOSS)
                         -------------

Balance, December 26,
  1998.................
Comprehensive loss:
  Net loss.............    $ (50,148)
  Unrealized loss on
    investments in
    equity securities,
    net of tax.........      (27,879)
                           ---------
      Comprehensive
        loss...........    $ (78,027)
                           =========
Issuance of stock under
  stock option plans
  and related benefit
  plans................
Issuance of common
  stock in secondary
  public offering......
Issuance of stock in
  acquisition..........
Stock compensation.....
Balance, January 1,
  2000.................
Comprehensive income:
  Net income...........    $  31,802
  Unrealized gain
    (loss) on
    investments in
    equity securities,
    net of tax.........          588
                           ---------
      Comprehensive
        income.........    $  32,390
                           =========
Issuance of stock under
  stock option plans
  and related benefit
  plans................
Stock compensation.....
Balance, December 30,
  2000.................
Comprehensive loss:
  Net loss.............    $(646,398)
  Unrealized gain on
    investments in
    equity securities,
    net of tax.........        1,408
                           ---------
      Comprehensive
        loss...........    $(644,990)
                           =========
Issuance of stock under
  stock option plans
  and related benefit
  plans................
Issuance of stock
  relating to Quantum
  HDD acquisition......
Deferred compensation
  relating to Quantum
  HDD acquisition......
Stock compensation.....
Treasury stock
  repurchased at
  cost.................
Balance, December 29,
  2001.................

   The accompanying notes are an integral part of these financial statements.

                               MAXTOR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED
                                                            ----------------------------------------
                                                            JANUARY 1,   DECEMBER 30,   DECEMBER 29,
                                                               2000          2000           2001
                                                            ----------   ------------   ------------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).........................................   $(50,148)    $  31,802      $ (646,398)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization...........................     83,219        82,136         125,611
  Amortization of goodwill and other intangible assets....      3,118         9,906         217,821
  Amortization of deferred and prepaid compensation
     related to Quantum HDD acquisition...................         --            --          36,901
  Purchased in-process research and development...........      7,028            --          95,190
  Stock compensation expense..............................      4,947         4,172           6,066
  Loss (gain) on sale of property, plant and equipment and
     other assets.........................................       (603)        2,144           9,145
  Gain on retirement of bond..............................         --            --          (1,280)
  Gain on sale of investment..............................    (44,085)       (1,820)             --
  Change in assets and liabilities, net of working capital
     purchased from acquisitions:
     Accounts receivable..................................     87,254       (52,637)        152,509
     Inventories..........................................     49,586        (2,551)        126,752
     Prepaid expenses and other assets....................     (7,206)      (21,320)         77,208
     Accounts payable.....................................    (24,343)       14,232        (104,206)
     Accrued and other liabilities........................      6,400        63,203         (69,659)
                                                             --------     ---------      ----------
       Net cash provided by operating activities..........    115,167       129,267          25,660
                                                             --------     ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment.......        339         1,930             289
Purchase of property, plant and equipment.................   (105,124)     (117,815)       (112,314)
Cash acquired from acquisition, net of acquisition
  expenses................................................        710            --         374,692
Restricted cash acquired from acquisitions................         --            --         (98,629)
Purchase (sale) of marketable securities..................   (110,062)      (69,384)         19,136
Proceeds from sale of investment..........................     44,085         1,820              --
Proceeds from matured securities..........................     10,000            --              --
Other.....................................................     (2,309)           --              --
                                                             --------     ---------      ----------
       Net cash provided by (used in) investing
          activities......................................   (162,361)     (183,449)        183,174
                                                             --------     ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, including short-term
  borrowings..............................................     28,789            --              --
Principal payments of debt, including short-term
  borrowings..............................................    (60,050)       (5,036)        (17,989)
Principal payments under capital lease obligations........        (46)           --          (5,703)
Purchase of treasury stock at cost........................         --            --         (20,000)
Proceeds from issuance of common stock from public
  offering, employee stock purchase plan and stock options
  exercised...............................................    104,732        12,089          21,557
                                                             --------     ---------      ----------
       Net cash provided by (used in) financing
          activities......................................     73,425         7,053         (22,135)
                                                             --------     ---------      ----------

                               MAXTOR CORPORATION

                                                                          YEARS ENDED
                                                            ----------------------------------------
                                                            JANUARY 1,   DECEMBER 30,   DECEMBER 29,
                                                               2000          2000           2001
                                                            ----------   ------------   ------------
                                                                         (IN THOUSANDS)
Net change in cash and cash equivalents...................     26,231       (47,129)        186,699
Cash and cash equivalents at beginning of year............    214,126       240,357         193,228
                                                             --------     ---------      ----------
Cash and cash equivalents at end of year..................   $240,357     $ 193,228      $  379,927
                                                             ========     =========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest................................................   $ 13,833     $  14,440      $   21,525
  Income taxes............................................   $    304     $     875      $      936
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, plant and equipment financed by
  accounts payable........................................   $    374     $   2,606      $    7,792
Retirement of debt in exchange for bond redemption........   $  5,000     $   5,000      $    5,000
Increase (decrease) in unrealized gain on investments in
  equity securities.......................................   $(27,879)    $     588      $    1,408
Common stock issued for acquisitions......................   $ 56,796     $      --      $1,240,597
Net receivables forgiven for MMC Technology Inc.
  acquisition.............................................   $     --     $      --      $   16,001

   The accompanying notes are an integral part of these financial statements.

                               MAXTOR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Maxtor Corporation and its wholly-owned subsidiaries ("Maxtor" or the "Company"). All significant inter-company accounts and transactions have been eliminated.

     The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31. Accordingly, fiscal year 2001 ended on December 29, 2001, fiscal year 2000 ended on December 30, 2000, and fiscal year 1999 ended on January 1, 2000. Fiscal year 2001 comprised 52 weeks, fiscal year 2000 comprised 52 weeks and fiscal year 1999 comprised 53 weeks. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

BUSINESS

     Maxtor develops, manufactures and markets hard disk drives and related storage solutions for a variety of applications, including desktop computers, high-performance Intel-based servers, network attached storage and consumer electronics. Customers include original equipment manufacturers ("OEM"s), distributors, and national retailers. Additionally, several smaller retailers and value-added resellers ("VAR"s) carry Maxtor products purchased through the Company's distribution network.

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Material differences may result in the amount and timing of the Company's revenue for any period, if the Company's management made different judgments or utilized different estimates.

     The actual results with regard to warranty expenditures could have a material impact on Maxtor if the actual rate of unit failure or the cost to repair a unit varies significantly from what the Company has used in estimating its warranty expense accrual.

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

     The actual results with regard to the useful lives of property, plant and equipment may vary from their estimated useful lives, which could have a material impact on the Company's results of operations.

CERTAIN RISKS AND CONCENTRATIONS

     The Company's revenues are derived from the sale of its hard disk drive and network attached storage products. The markets in which the Company competes are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. The Company has historically derived a majority of its net revenues from the hard disk drive products. These products are expected to continue to account for a significant portion of net revenues for the foreseeable future. As a result

                               MAXTOR CORPORATION
of this revenue concentration, the Company's business could be harmed by a decline in demand for, or in the prices of, these products as a result of, among other factors, any change in pricing model, a maturation in the markets for these products, increased price competition or a failure by the Company to keep up with technological change.

     The Company sells a significant amount of its products through intermediaries such as distributors. Revenue from sales to distributors represented 39.7% of total revenues in the year ended December 29, 2001. The Company's distributor agreements may be terminated by either party without cause. If one of the Company's significant distributors terminates its distribution agreement, the Company could experience a significant interruption in the distribution of its products.

     The Company's distributors may sell other vendor's products that are complementary to, or compete with, its products. While the Company encourages its distributors to focus on the Company's products through market and support programs, these distributors may give greater priority to products of other suppliers, including competitors.

     Financial instruments which potentially subject Maxtor to concentrations of credit risk consist primarily of accounts receivable, cash equivalents, restricted cash and marketable securities. The Company has cash equivalents and marketable securities policies that limit the amount of credit exposure to any one financial institution and restricts placement of these funds to financial institutions evaluated as highly credit-worthy. Maxtor's products are sold worldwide to OEMs, distributors, and retailers. Concentration of credit risk with respect to the Company's trade receivables is limited by an ongoing credit evaluation process and the geographical dispersion of sales transactions. Therefore, collateral is generally not required from the Company's customers. The allowance for doubtful accounts is based upon the expected collectibility of all accounts receivable. As of December 30, 2000, the Company had two customers who represented 16.1% and 11.2% of outstanding trade receivables. As of December 29, 2001, the Company had no customer who accounted for more than 10% of the outstanding trade receivables. If the customers fail to perform their obligations to us, such failures would have adverse effects upon Maxtor's financial position, results of operations, cash flows and liquidity.

     The Company purchases a significant portion of its finished goods from Matsushita Kotobuki Electronics, Ltd. ("MKE"). If MKE were unable to produce according to the Company's product delivery schedules, the Company's operating results could be adversely affected.

     For the year ended December 29, 2001, the Company incurred a loss from operations of $631.9 million. As of December 29, 2001, the Company had an accumulated deficit of $1,406.5 million. Management believes, based on current levels of operations and anticipated growth, its cash from operations will suffice to fund their operations through at least 2002.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents except restricted cash. Cash and cash equivalents include money market accounts, commercial paper and various deposit accounts. The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of those assets.

RESTRICTED CASH

     The Company's restricted cash balance of $98.6 million at December 29, 2001, is associated with short-term letters of credits ("LOCs"), where the Company has chosen to provide cash security in order to lower the cost of the LOCs.

                               MAXTOR CORPORATION

MARKETABLE SECURITIES

     The Company's marketable securities comprise U.S. obligations; U.S. government agencies; corporate debt securities; bank issues; and mortgage and asset backed securities. These marketable securities are carried at fair value. All marketable securities are held in the Company's name and are managed primarily under custodial agreements with financial institutions. The specific identification method is used to determine the cost of securities disposed. At December 30, 2000 and December 29, 2001, substantially all of the Company's investments were classified as available-for-sale. Unrealized gains and losses on these investments are included in other comprehensive income and disclosed as a separate component of shareholders' equity, net of any related tax effect.

EQUITY SECURITIES

     All equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value. Unrealized gains and losses on securities classified as available-for-sale, included in the other comprehensive income and disclosed are reported net of taxes as a separate component of stockholders' equity, net of any related tax effect. Realized gains and losses on sales of all such investments are included in the results of operations computed using the specific identification cost method.

INVENTORIES

     Inventories are stated at the lower of cost (computed on a first-in, first-out basis) or market.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and are depreciated on the straight-line basis over the estimated useful lives of the assets, which generally range from three to five years, except for buildings which are depreciated over thirty years. Assets under capital leases and leasehold improvements are amortized over the shorter of the asset life or the remaining lease term. Capital lease amortization is included with depreciation expense. Upon disposal, the Company removes the asset and accumulated depreciation from its records and recognizes the related gain or loss in results of operations. Maintenance and repairs are expensed as incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill, representing the excess of purchase price and acquisition costs over the fair value of net assets of business acquired, and other intangible assets, representing workforce, customer list and other current products and technology, are being amortized over the estimated useful lives ranging from one to seven years. The Company evaluates the periods of amortization continually to determine whether later events and circumstances warrant renewed estimates of useful lives.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. As a result, the Company will be required to reclassify the existing acquired assembled workforce balance to goodwill as it does not meet the separate recognition

                               MAXTOR CORPORATION
criterion according to SFAS 142. The Company will adopt SFAS 142 effective December 30, 2001. The Company's goodwill and other intangible assets are presented in the following table:

                                                                      YEARS ENDED
                                                              ---------------------------
                                                              DECEMBER 30,   DECEMBER 29,
                                                                  2000           2001
                                                              ------------   ------------
Goodwill....................................................    $ 47,166      $  964,629
Existing technology.........................................       8,625         299,075
Workforce...................................................         866          43,914
Customer list...............................................         780             780
                                                                --------      ----------
                                                                  57,437       1,308,398
Accumulated amortization....................................     (13,200)       (230,983)
                                                                --------      ----------
Goodwill and other intangible assets, net...................    $ 44,237      $1,077,415
                                                                ========      ==========

RESTRUCTURING LIABILITIES, LITIGATION AND OTHER CONTINGENCIES

     The Company accounts for its restructuring liabilities in accordance with Emerging Issues Task Force No. 95-3 ("EITF 95-3"), "Recognition of liabilities in connection with a Purchase Business Combination". EITF 95-3 requires that the Company record an estimated liability if the estimated costs are not associated with or are not incurred to generate revenues of the combined entity after the consummation date and they meet certain criteria defined within EITF 95-3. The Company accounts for litigation and contingencies in accordance with Statement of Financial Accounting Standard No. 5 ("SFAS 5"), "Accounting for Contingencies." SFAS 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the Company's financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

REVENUE RECOGNITION

     Revenue is recognized generally upon product shipment. Revenue from sales to certain distributors is subject to agreements providing limited rights of return, as well as price protection on unsold merchandise. Accordingly, the Company records reserves upon shipment for estimated returns, exchanges and credits for price protection.

PRODUCT WARRANTY

     The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair or replacement of the hard drive and the warranty periods generally range from three to five years. The Company has comprehensive processes with which to estimate accruals for warranty, which include specific detail on hard drives in the field by product type, historical return rates and costs to repair. Although the Company believes it has the continued ability to reasonably estimate warranty reserves, unforeseeable changes in factors used to estimate the accrual for warranty could occur. These unforeseeable changes could cause a material change in the Company's warranty accrual estimate. Such a change would be recorded in the period in which the change was identified.

ADVERTISING EXPENSE

     The cost of advertising is expensed as incurred. For the years ended January 1, 2000, December 30, 2000 and December 29, 2001, advertising costs totaled $0.4 million, $4.2 million and $8.0 million, respectively. Advertising and other marketing development costs incurred by the Company's customers and funded by the

                               MAXTOR CORPORATION

Company through purchase volume rebates are accounted for as a reduction of the revenue associated with such customers.

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

FOREIGN CURRENCY TRANSLATION

     The functional currency for all foreign operations is the U.S. dollar. As such, all material foreign exchange gains or losses are included in the determination of net income (loss). Net foreign exchange losses included in net income (loss) for the fiscal years ended January 1, 2000, December 30, 2000, and December 29, 2001 were immaterial.

IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING GOODWILL AND OTHER INTANGIBLES

     The Company assesses the impairment of its long-lived assets, other identifiable intangibles and related goodwill periodically in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company also assesses the impairment of enterprise level goodwill periodically in accordance with the provision of Accounting Principles Board Opinion No. 17 ("APB 17"), "Intangible Assets." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could result in an impairment review include but are not limited to, significant underperformance relative to expected historical or projected future operating results, undiscounted cash flows are less than the carrying value, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and the Company's market capitalization relative to net book value. If the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will measure any impairment based on the projected discounted cash flow method using a discount rate commensurate with the risk inherent to the Company's current business model. As of December 29, 2001, the Company has not identified any such impairments.

STOCK-BASED COMPENSATION

     The Company accounts for non-cash stock-based employee compensation in accordance with APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees and related Interpretations," and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The Company adopted FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25" as of July 1, 2000. FIN 44 provides guidance on the application of APB 25 for non-cash stock-based compensation to employees. For fixed grants, under APB 25, compensation expense is based on the excess of the fair value of the Company's stock over the exercise price, if any, on the date of the grant and is recorded on a straight-line basis over the vesting period of the options, which is generally four years. For variable grants, compensation expense is based on changes in the fair value of the Company's stock and is recorded using the methodology set out in FASB Interpretation No. 28 ("FIN 28"), "Accounting for Stock

                               MAXTOR CORPORATION

Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB 15 and APB 25."

     The Company accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

NET INCOME (LOSS) PER SHARE

     Net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." Basic net income (loss) per share is computed using the weighted average common shares outstanding during the year which is exclusive of stock subject to future vesting. Diluted net income (loss) per share is computed using the weighted average common shares and potentially dilutive securities outstanding during the year. Potentially dilutive securities are excluded from the computation of diluted net loss per share for those presented years in which their effect would be anti-dilutive due to the Company's net losses.

COMPREHENSIVE INCOME

     Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Cumulative other comprehensive income, as presented in the accompanying consolidated balance sheets, consists of the net unrealized gains on available-for-sale securities, net of tax.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior year balances to conform to current year classifications. These reclassifications had no impact on prior year stockholders' equity or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137")," "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138 ("SFAS 138")," "Accounting for Certain Derivative Instruments and Certain Hedging Activities," also an amendment of SFAS 133, on January 1, 2001. There was no material impact to the financial statements resulting from the adoption of SFAS 133, SFAS 137 or SFAS 138.

     In June 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's income statement. EITF 00-25 is effective for the interim and year-end periods beginning after December 15, 2001. The Company believes that the adoption of EITF 00-25 will not have a significant impact on its financial statements.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangibles assets separately from goodwill. The Company has applied

                               MAXTOR CORPORATION

SFAS 141 for the acquisition of MMC and will follow the requirements of this statement for all future acquisitions.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS 142, the Company will cease to amortize approximately $964.6 million of goodwill, the Company had recorded approximately $149.8 million of amortization on these amounts during 2001. In addition, the Company is required to reclassify the existing acquired assembled workforce balance to goodwill as it does not meet the separate recognition criterion according to SFAS 142. The Company's acquired assembled workforce approximated $43.9 million as of December 29, 2001 and amortization of these amounts was approximately $12.8 million during 2001. In lieu of goodwill amortization the Company will be required to perform an impairment review of its goodwill balance upon the initial adoption of SFAS 142. The impairment review will involve a two-step process as follows:

     - Step 1 -- the Company will compare the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, the Company will move on to step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

     - Step 2 -- the Company will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. The Company will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

     The Company is required to complete transition impairment tests no later than December 28, 2002. Any impairment resulting from these transition tests is anticipated to be recorded as of December 30, 2001 and will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment tests. The Company expects to complete the initial review during the second quarter of 2002. In accordance with SFAS 142, the Company is not amortizing the amount of goodwill associated with the MMC Technology acquisition that was completed on September 2, 2001.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations or lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company expects that the initial application of SFAS 143 will not have a material impact on its financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets." The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived assets to be Disposed of," and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether

                               MAXTOR CORPORATION
previously held and used or newly acquired. Although SFAS 144 supercedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS 144 on its financial statements.

2.  SUPPLEMENTAL FINANCIAL STATEMENT DATA (IN THOUSANDS)

                                                              DECEMBER 30,   DECEMBER 29,
                                                                  2000           2001
                                                              ------------   ------------
INVENTORIES:
     Raw materials..........................................    $ 34,164       $ 36,914
     Work-in-process........................................       8,352          9,087
     Finished goods.........................................      63,889        139,555
                                                                --------       --------
                                                                $106,405       $185,556
                                                                ========       ========
PREPAID EXPENSES AND OTHER:
     Investments in equity securities, at fair value........    $  2,480       $  6,651
     Prepaid expenses and other.............................      32,097         38,955
                                                                --------       --------
                                                                $ 34,577       $ 45,606
                                                                ========       ========
PROPERTY, PLANT AND EQUIPMENT, AT COST:
     Buildings..............................................    $ 60,396       $130,703
     Machinery and equipment................................     321,024        454,302
     Software...............................................      55,200         68,234
     Furniture and fixtures.................................      11,631         24,962
     Leasehold improvements.................................      18,294         72,407
                                                                --------       --------
                                                                 466,545        750,608
Less accumulated depreciation and amortization..............    (300,619)      (383,822)
                                                                --------       --------
Net property, plant and equipment...........................    $165,926       $366,786
                                                                ========       ========
ACCRUED AND OTHER LIABILITIES:
     Income taxes payable...................................    $  8,080       $ 27,740
     Accrued payroll and payroll-related expenses...........      60,608         82,828
     Accrued warranty.......................................      71,777        313,894
     Accrued expenses.......................................      51,687        107,896
                                                                --------       --------
                                                                $192,152       $532,358
                                                                ========       ========

     Depreciation expense for the years ended December 29, 2001, December 30, 2000 and January 1, 2000 was $125.6 million, $82.1 million, and $83.2 million, respectively. Total property, plant and equipment recorded under capital leases was $46.4 million, as of December 29, 2001. Total accumulated depreciation under capital leases was $4.1 million, as of December 29, 2001.

                               MAXTOR CORPORATION

3.  FINANCIAL INSTRUMENTS

FAIR VALUE DISCLOSURES

     The fair values of cash and cash equivalents approximate carrying values because of their short maturities. The Company's marketable securities are carried at current market values. The fair values of the Company's convertible subordinated debentures are based on the bid price of the last trade for the fiscal years ended December 30, 2000 and December 29, 2001. The fair value of the Company's mortgages was based on the estimated present value of the remaining payments, utilizing risk-adjusted market interest rated of similar instruments at the balance sheet date.

     The carrying values and fair values of the Company's financial instruments are as follows (in thousands):

                                                       DECEMBER 30, 2000       DECEMBER 29, 2001
                                                     ---------------------   ---------------------
                                                     CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                      AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                     --------   ----------   --------   ----------
Cash and cash equivalents..........................  $193,228    $193,228    $379,927    $379,927
Restricted cash....................................        --          --      98,629      98,629
Marketable securities..............................   182,949     182,949     167,217     167,217
Equity securities..................................     2,480       2,480       6,651       6,651
Pro rata portion of Quantum Corporation's 7%
  Subordinated Convertible Notes...................        --          --      95,833      95,833
5.75% Subordinated debentures......................    79,871      55,451      74,262      52,726
Mortages...........................................        --          --      36,926      39,093
Other debt.........................................  $ 27,820    $ 27,818    $ 81,597    $ 81,597

FOREIGN EXCHANGE CONTRACTS

     Although the majority of the Company's transactions are in U.S. Dollars, the Company enters into currency forward contracts to manage foreign currency exchange risk associated with its operations primarily in Singapore, Switzerland and Japan. From time to time, the Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. A majority of the increase or decreases in the Company's local currency operating expenses are offset by gains and losses on the hedges. The contracts generally have maturity dates that do not exceed three months. The Company does not purchase short-term forward exchange contracts for trading purposes.

     During 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities.

     The Company had outstanding forward exchange contracts with commercial banks with notional values of $0.0 million, $3.0 million and $4.6 million, as of January 1, 2000, December 30, 2000 and December 29, 2001, respectively. Upon adoption of SFAS 133, the Company elected not to designate these forward exchange contracts as accounting hedges and any changes in fair value have been recorded through the results of operations for the year ended December 29, 2001. Such changes in fair value were immaterial for the year ended December 29, 2001.

                               MAXTOR CORPORATION

SALES OF ACCOUNTS RECEIVABLES

     In July 1998, the Company entered into an accounts receivable securitization program (the "Program") with a financial institution. On November 15, 2001, the Company amended its asset securitization program to increase the amount available to $300 million from $200 million. The Program allows the Company to sell on a revolving basis an undivided interest in up to $300 million in eligible receivables. The eligible receivables are sold to bank conduits through a bankruptcy-remote special purpose entity which is consolidated for financial reporting purposes.

     The transaction has been accounted for as a sale under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As of December 30, 2000 and December 29, 2001, the Company has sold $75.0 million and $45.2 million of receivables, respectively under the Program which are reflected as reductions of receivables in the accompanying consolidated balance sheets. As part of this arrangement, the Company is subject to financial covenants including the maintenance of certain financial ratios and a tangible net worth test. As of December 29, 2001, the Company determined that it was not in compliance with the tangible net worth covenant under the Program. For additional information, see note 7 of the Notes to Consolidated Financial Statements.

     The Company receives cash in respect of the interest in its receivables sold. The proceeds were used for working capital purposes and are reflected as operating cash flows in the Company's statement of cash flows. Delinquent amounts and credit losses related to these receivables were not material at or during the year ended December 29, 2001. Sales of receivables during 2001, 2000 and 1999 resulted in recognition of expenses of approximately $7.0 million, $7.6 million and $5.7 million, respectively. These expenses are included in interest expense.

4.  GAIN (LOSS) ON SALE OF INVESTMENT

     During 2001, the Company recorded a $7.4 million loss on the sale of an investment, reflecting a $6.8 million write-off of a Quantum HDD acquired investment in a high-tech start-up and a net loss of $0.6 million in other fixed income portfolio investments. In 2000, the Company sold its investment in Headway Technologies, Inc., resulting in a gain on sale of investment of approximately $1.8 million. In 1999, the Company sold its equity investment in Celestica Inc., resulting in a gain on sale of investment of approximately $44.1 million.

5.  ACQUISITIONS

A.  QUANTUM HDD

     On April 2, 2001, Maxtor acquired the hard disk drive business of Quantum Corporation ("Quantum HDD"). The acquisition was approved by the stockholders of both companies on March 30, 2001 and was accounted for as a purchase. As of the effective time of the merger, each share of Quantum HDD common stock was converted into 1.52 shares of Maxtor common stock, and each outstanding Quantum HDD option assumed by Maxtor was converted into an option to purchase Maxtor common stock, with appropriate adjustment to the exercise price and share numbers in accordance with the exchange ratio. The total purchase price of $1,269.4 million included consideration of 121.0 million shares of our common stock valued at an average of $9.40 per common share. The average market price was based on the average closing price for two trading days prior and two trading days subsequent to October 4, 2000, the announcement date of the terms of the merger.

                               MAXTOR CORPORATION

     The total purchase price was determined as follows (in millions):

Value of securities issued..................................  $1,133.5
Assumption of Quantum HDD options...........................     107.1
                                                              --------
                                                               1,240.6
Transaction costs...........................................      28.8
                                                              --------
  Total purchase price......................................  $1,269.4
                                                              ========

     The purchase price allocation was as follows (in millions):

Tangible assets:
  Cash and cash equivalents.................................  $315.3
  Restricted cash...........................................    93.9
  Accounts receivable.......................................   249.1
  Inventories...............................................   181.7
  Prepaid expenses and other current assets.................   120.9
  Property, plant and equipment.............................   126.4
  Other noncurrent assets...................................    21.1
                                                                       --------
     Total tangible assets..................................           $1,108.4
                                                                       --------
Intangible assets acquired:
  Core and other existing technology........................              286.1
  Assembled workforce.......................................               43.0
Deferred compensation.......................................                6.8
Goodwill....................................................              896.3
In-process research and development.........................               94.7
Liabilities assumed:
  Accounts payable..........................................   230.0
  Accruals and other liabilities............................   364.3
  Deferred taxes............................................   196.2
Long-term debt..............................................   132.4
Other long-term liabilities.................................   142.0
Merger-related restructuring costs..........................   101.0
                                                                       --------
     Total liabilities assumed..............................           (1,165.9)
                                                                       --------
     Total purchase price...................................           $1,269.4
                                                                       ========

     Under purchase accounting rules, the Company recorded $29.2 million for estimated severance pay associated with termination of approximately 700 employees in the United States. In addition, the Company paid and expensed $30.5 million for severance pay associated with termination of approximately 600 Quantum Corporation ("Quantum") employees. As a result, total severance related costs amounted to $59.7 million and the total number of terminated employees, including Quantum transitional employees was approximately 1,300. The Company also recorded a $59.1 million liability for estimated facility exit costs for the closure of three Quantum HDD offices and research and development facilities located in Milpitas, California, and two

                               MAXTOR CORPORATION

Quantum HDD office facilities located in Singapore. The Company also recorded a $12.7 million liability for certain non-cancelable adverse inventory and other purchase commitments.

     The following table summarizes the activity related to the merger-related restructuring costs as of December 29, 2001:

                                                               SEVERANCE
                                                    FACILITY      AND      OTHER
                                                     COSTS     BENEFITS    COSTS    TOTAL
                                                    --------   ---------   ------   ------
                                                                (IN MILLIONS)
Provision at April 2, 2001........................   $59.1      $ 29.2     $ 12.7   $101.0
Cash Payments.....................................    (0.9)      (15.5)     (12.7)   (29.1)
                                                     -----      ------     ------   ------
Balance at December 29, 2001......................   $58.2      $ 13.7     $   --   $ 71.9
                                                     =====      ======     ======   ======

     The unpaid portion of the severance accrual is expected to be paid during 2002. The balance remaining in the facilities exit accrual is expected to be paid over several years based on the underlying lease agreements.

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

     Self-Servo Writer Technology: Quantum HDD's Self-Servo Writer technology was being developed to write servo tracks onto the disk media during the manufacturing process, replacing the need to purchase and use servo writer equipment. Quantum HDD expected the development cycle for the current research and development project with respect to the Self-Servo Writer technology to continue for another 6 months, with expected completion dates in the fourth quarter of the calendar year 2001. The development cycle was approximately 85% complete with estimated cost to complete to be incurred ratably over the remainder of the development cycles.

     High End: Quantum HDD's High-End development efforts supported future generation high-end hard disk drives. Quantum HDD expected the development cycle for the current research and development project

                               MAXTOR CORPORATION
with respect to the High-end technology to continue for another 21 months, with expected completion dates in the first quarter of the calendar year 2003. The development cycle was approximately 40% complete with estimated cost to complete to be incurred ratably over the remainder of the development cycles.

     Core Technology: Quantum HDD's Core technology development efforts supported future generation hard disk drives. Quantum HDD expected the development cycle for the current research and development project with respect to these products to continue for another 21 months with expected completion dates in the first quarter of the calendar year 2003. The development cycle was approximately 44% complete with estimated cost to complete to be incurred ratably over the remainder of the development cycle.

     Desktop: Quantum HDD's core technology development efforts supported the development of 3.5 inch hard disk drives. Quantum HDD expected the development cycle for the current research and development project with respect to the Desktop technology to continue for another 5 months, with expected completion dates in the third quarter of the calendar year 2001. The development cycle was approximately 75% complete with estimated cost to complete to be incurred ratably over the remainder of the development cycles.

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

                                                               PERCENT       EXPECTED
                                                              COMPLETED   TECHNOLOGY LIFE
                                                              ---------   ---------------
Self-servo Writer...........................................       85%        3 years
High-end....................................................       40%        4 years
Core Technology.............................................       44%        6 years
Desktop.....................................................       75%        4 years
Other identified projects...................................    55-80%        4 years

                               MAXTOR CORPORATION

     The values assigned to each acquired in-process research and development project are as follows (in millions):

Self-servo Writer...........................................  $47.7
High-end....................................................   18.2
Core Technology.............................................   16.0
Desktop.....................................................    8.9
Other identified projects...................................    3.9
                                                              -----
                                                              $94.7
                                                              =====

     The acquired existing technology, which comprises products that are already technologically feasible, includes products in most of Quantum HDD's product lines. The Company is amortizing the acquired core and existing technology of $286.1 million on a straight-line basis over an estimated remaining useful lives of three to five years.

     The acquired assembled workforce was composed of approximately 1,650 skilled employees across Quantum HDD's Executive, Research and Development, Manufacturing, Supervisor/Manager, and Sales and Marketing groups. The Company is currently amortizing the fair value assigned to the assembled workforce of $43.0 million on a straight-line basis over an estimated remaining useful life of three years. The Company will adopt Statements of Financial Accounting Standards No. 142 ("SFAS 142") effective December 30, 2001, which will result in the Company no longer amortizing its existing acquired assembled workforce and reclassifying the balance to goodwill.

     Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets is being amortized on a straight-line basis over an estimated remaining useful life of five years. The Company will adopt SFAS 142 effective December 30, 2001, which will result in the Company no longer amortizing its existing goodwill.

B.  MMC TECHNOLOGY, INC.

     On September 2, 2001, Maxtor completed the acquisition of MMC Technology, Inc. ("MMC"), a wholly-owned subsidiary of Hynix Semiconductor America Inc. ("Hynix"). MMC, based in San Jose, California, designs, develops and manufactures media for hard disk drives. Prior to the acquisition, sales to Maxtor comprised 95% of MMC's annual revenues. The primary reason for Maxtor acquiring MMC was to provide the Company with a reliable source of supply of media. The acquisition has been accounted for as a purchase with a total cost of $17.9 million, which consisted of cash consideration of $1 million, $16 million of loan forgiveness and $0.9 million of estimated direct transaction costs. In connection with the acquisition, the Company has also assumed liabilities of $105.7 million. Included in this amount is $7.3 million owed by MMC to Hynix which is non-interest bearing through March 31, 2002, and any balance remaining thereafter bears interest at nine percent. MMC's results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition.

                               MAXTOR CORPORATION

     The total purchase price and the purchase price allocation of the MMC acquisition were as follows (in millions):

Cash paid...................................................   $ 1.0
Forgiveness of loan consideration...........................    16.0
                                                               -----
                                                                17.0
Transaction costs...........................................     0.9
                                                               -----
  Total purchase price......................................   $17.9
                                                               =====

     Purchase Price Allocation (in millions):

Total tangible assets.......................................          $  97.7
Existing technology.........................................              4.4
Goodwill....................................................             21.1
In-process research and development.........................              0.5
Liabilities assumed:
  Accruals and other liabilities............................   30.6
  Capital lease obligations and debt........................   75.1
                                                                      -------
     Total liabilities assumed..............................           (105.7)
                                                                      -------
     Total purchase price...................................          $  17.9
                                                                      =======

     A portion of the purchase price has been allocated to developed technology and acquired in-process research and development. Developed technology and in-process research and development were identified and valued through analysis of data concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income-generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development. Where developmental products had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as in-process research and development and were charged to expense upon closing of the acquisition.

     The value assigned to in-process research and development was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by MMC and its competitors. The rates utilized to discount the net cash flows to their present value were based on an average cost of capital of publicly traded companies comparable to MMC. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, an average discount rate of 28.5% for the 80GB Project and the 120GB Project was deemed appropriate. The estimates used in valuing in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. The assumptions may be incomplete or inaccurate, and no assurance can be given that

                               MAXTOR CORPORATION
unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results.

     The allocation of revenue to existing and in-process technology was based on the obsolescence rate for mechanical and magnetic technology. MMC's acquired existing technology and in-process research and development consisted of magnetic, mechanical and process technology related primarily to its 80GB and 120GB products. The development cycle for the current research and development with respect to the 80GB Program will continue, with the expected completion dates in the third quarter of calendar year 2002. The development cycle for the current research and development with respect to the 120GB Program will continue, with expected completion dates by the fourth quarter of calendar year 2003. Following are the estimated completion percentages with respect to the research and development efforts and technology lives:

                                                               PERCENT       EXPECTED
                                                              COMPLETED   TECHNOLOGY LIFE
                                                              ---------   ---------------
80GB Program................................................     30%          5 years
120GB Program...............................................      5%          5 years

     The Company is amortizing the acquired existing technology of $4.4 million on a straight-line basis over an estimated remaining useful life of five years.

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

C.  PRO FORMA DISCLOSURE

     The following unaudited proforma consolidated amounts give effect to the acquisitions of Quantum HDD and MMC, excluding the charges for acquired in-process research and development, as if the acquisitions had occurred on December 31, 2000 and January 2, 2000. On a proforma basis, the results of operations of Quantum HDD and MMC are consolidated with the Company's results for the years ended December 29, 2001 and December 30, 2000. The proforma amounts do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of each period or of results which may occur in the future.

                                                                     YEARS ENDED
                                                             ---------------------------
                                                             DECEMBER 30,   DECEMBER 29,
                                                                 2000           2001
                                                             ------------   ------------
                                                                (IN MILLIONS, EXCEPT
                                                                   PER SHARE DATA)
Revenue....................................................  $   6,005.3    $   4,450.1
Net loss...................................................  $    (275.9)   $    (662.9)
Loss per share -- basic and diluted........................  $     (1.19)   $     (2.80)
Shares used in per share calculations:
  Basic....................................................  232,530,759    237,097,087
  Diluted..................................................  232,530,759    237,097,087

D.  CREATIVE DESIGN SOLUTIONS, INC.

     In September 1999, the Company acquired all the outstanding stock of Creative Design Solutions, Inc. ("CDS"), in exchange for a total of 8,129,682 shares of the Company's common stock and assumption of

                               MAXTOR CORPORATION
outstanding CDS stock options for an aggregate purchase price of approximately $57.6 million, including acquisition expenses.

     The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition date of September 10, 1999. Approximately $2.7 million of the aggregate purchase price was allocated to net tangible assets consisting primarily of cash, accounts receivable, inventory, prepaids, and property, plant and equipment, and $10.4 million to short-term borrowings, accounts payable and accrued liabilities. The historical carrying amounts of such net assets approximated their fair values. Approximately $7 million was allocated to acquired in-process technology and was immediately charged to operations at the acquisition date because it had no alternative future uses. Approximately $10.3 million was allocated to current products and technology, workforce and customer list, which are being amortized over their estimated useful lives ranging from 1 to 7 years. The purchase price in excess of the fair value of identified tangible and intangible assets and liabilities assumed in the amount of $48.1 million was allocated to goodwill and was being amortized over its estimated useful life of seven years.

     Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, was amortized on a straight-line basis over its estimated remaining useful life of seven years as of December 30, 2001. The Company has adopted SFAS 142 effective December 30, 2001, which resulted in the Company no longer amortizing its existing goodwill.

     The following unaudited proforma consolidated amounts give effect to the acquisition of CDS as if it had occurred December 27, 1998 by consolidating the results of operations of CDS with the Company's results for the fiscal year ended January 1, 2000, respectively (in thousands, except share and per share data):

                                                               YEAR ENDED
                                                               JANUARY 1,
                                                                  2000
                                                               -----------
Revenue.....................................................   $ 2,486,646
Net loss....................................................   $   (63,291)
Net loss per share:
  Basic.....................................................   $     (0.59)
  Diluted...................................................   $     (0.59)
Shares used in per share calculations:
  Basic.....................................................   107,044,347
  Diluted...................................................   107,044,347

     The above unaudited proforma consolidated amounts are not necessarily indicative of the actual results of operations that would have been reported if the acquisition had actually occurred as of the beginning of the period described above, nor does such information purport to indicate the results of the Company's future operations.

6.  SEGMENT AND MAJOR CUSTOMERS INFORMATION

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the Chief Executive Officer ("CEO").

                               MAXTOR CORPORATION

The CEO reviews financial information for purposes of making operational decisions and assessing financial performance.

     The Company has determined that it has two reportable segments; the hard disk drive group and the network systems group. The Company has a world-wide sales, service and distribution network. Products are marketed and sold through a direct sales force to computer equipment manufacturers, distributors and retailers in the United States, Europe and Asia Pacific.

     The following table presents net revenue and operating income (loss) for each operating segment:

                                                                        YEARS ENDED
                                                          ----------------------------------------
                                                          JANUARY 1,   DECEMBER 30,   DECEMBER 29,
                                                             2000          2000           2001
                                                          ----------   ------------   ------------
                                                                       (IN THOUSANDS)
Net revenue:
Hard Disk Drive Group...................................  $2,485,576    $2,690,843     $3,765,559
Network Systems Group...................................         547        14,016         31,472
                                                          ----------    ----------     ----------
          Total.........................................  $2,486,123    $2,704,859     $3,797,031
                                                          ==========    ==========     ==========
Operating income (loss):
Hard Disk Drive Group...................................  $  (80,284)   $   62,767     $ (581,095)
Network Systems Group...................................     (14,277)      (41,672)       (50,850)
                                                          ----------    ----------     ----------
          Total.........................................  $  (94,561)   $   21,095     $ (631,945)
                                                          ==========    ==========     ==========

     The following table presents the reconciliation of segment operating income
(loss) to the consolidated income (loss) before provision for (benefit from) income taxes:

                                                                          YEARS ENDED
                                                            ----------------------------------------
                                                            JANUARY 1,   DECEMBER 30,   DECEMBER 29,
                                                               2000          2000           2001
                                                            ----------   ------------   ------------
                                                                         (IN THOUSANDS)
Total segment operating income (loss).....................   $(94,561)     $21,095       $(631,945)
Unallocated amounts:
Interest and other income (expense).......................      1,869       10,560          (3,718)
Gain (loss) on sale of investment.........................     44,085        1,820          (7,353)
                                                             --------      -------       ---------
Income (loss) before provision for (benefit from) income
  taxes...................................................   $(48,607)     $33,475       $(643,016)
                                                             ========      =======       =========

     Assets of the segment groups are not relevant for management of the business or for disclosure.

     Maxtor operations outside the United States primarily consist of the manufacturing facilities in Singapore that produce subassemblies and final assemblies for the Company's disk drive products. The Company

                               MAXTOR CORPORATION
presents geographic revenue information based on point of destination. Revenue by destination and long-lived asset information by geographic area for each of the three years is presented in the following table:

                                YEAR ENDED                YEAR ENDED                YEAR ENDED
                              JANUARY 1, 2000          DECEMBER 30, 2000         DECEMBER 29, 2001
                          -----------------------   -----------------------   -----------------------
                                       LONG-LIVED                LONG-LIVED                LONG-LIVED
                           REVENUE       ASSETS      REVENUE       ASSETS      REVENUE       ASSETS
                          ----------   ----------   ----------   ----------   ----------   ----------
                                                        (IN THOUSANDS)
United States...........  $1,781,296    $125,708    $1,248,525    $110,284    $1,598,291   $1,334,122
Asia Pacific............     342,890      78,340       720,083     112,354       924,679      122,901
Europe..................     312,168         557       646,335         869     1,087,803        1,588
Latin America and
  other.................      49,769          --        89,916          --       186,258           --
                          ----------    --------    ----------    --------    ----------   ----------
Total...................  $2,486,123    $204,605    $2,704,859    $223,507    $3,797,031   $1,458,611
                          ==========    ========    ==========    ========    ==========   ==========

     Long-lived assets located outside the United States consist primarily of the Company's manufacturing operations located in Singapore which amounted to $77.5 million, $111.5 million and $121.1 million as of January 1, 2000, December 30, 2000 and December 29, 2001, respectively.

     Sales to computer equipment manufacturers represented 75.9%, 69.8% and 55.1% of total revenue for the fiscal years 1999, 2000 and 2001, respectively. Sales to distribution channel and retail customers represented 24.1%, 30.2% and 44.9% in fiscal years 1999, 2000 and 2001, respectively. Sales to Dell Corporation were 22.8%, 14.2% and 11.3% of revenue in fiscal years 1999, 2000 and 2001, respectively. Dell was the only customer with over 10% of revenue during fiscal years 1999, 2000 and 2001.

7.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

     Short-term borrowings and long-term debt consist of the following (in thousands):

                                                              DECEMBER 30,   DECEMBER 29,
                                                                  2000           2001
                                                              ------------   ------------
5.75% Subordinated Debentures due March 1, 2012.............    $ 79,871       $ 74,262
Economic Development Board of Singapore Loan due March
  2004......................................................      27,818         16,313
Pro rata portion of Quantum Corporation's 7% Subordinated
  Convertible Notes due August 1, 2004......................          --         95,833
Mortgages...................................................          --         36,926
Hynix Semiconductor America Inc. Note.......................          --          5,095
Equipment Loans and Capital Leases..........................           2         60,189
                                                                --------       --------
                                                                 107,691        288,618
Less amounts due within one year............................     (15,432)       (44,160)
                                                                --------       --------
                                                                $ 92,259       $244,458
                                                                ========       ========

                               MAXTOR CORPORATION

     Future aggregate maturities as of December 29, 2001 are as follows:

                     FISCAL YEAR ENDING                        (IN THOUSANDS)
                     ------------------                        --------------
2002........................................................   $       44,160
2003........................................................           42,884
2004........................................................          109,730
2005........................................................            6,734
2006........................................................           35,847
Thereafter..................................................           49,263
                                                               --------------
Total.......................................................   $      288,618
                                                               ==============

     The 5.75% Subordinated Debentures due March 1, 2012 require semi-annual interest payments and annual sinking fund payments of $5.0 million, which commenced March 1, 1998. The Debentures are subordinated in right to payment to all senior indebtedness.

     In September 1999, Maxtor Peripherals (S) Pte Ltd entered into a four-year Singapore dollar denominated loan agreement with the Economic Development Board of Singapore (the "Board"), which is being amortized in seven equal semi-annual installments ending September 2003. As of December 29, 2001, the balance was equivalent to $16.3 million. The Board charges interest at 1% above the prevailing Central Provident Fund lending rate, subject to a minimum of 3.5% per year (3.5% as of December 29, 2001). This loan is supported by a two-year guaranty from a bank. Cash is currently provided as collateral for this guaranty but the Company may, at its option, substitute other assets as security. As part of this arrangement, the Company is subject to two financial covenants, the maintenance of minimum unrestricted cash and a tangible net worth test. As of December 29, 2001, the Company determined that it was not in compliance with the tangible net worth covenant under the loan agreement. For additional information, see note 15 of the Notes to Consolidated Financial Statements.

     Maxtor agreed to indemnify Quantum for the Quantum HDD pro rata portion of Quantum's outstanding $287.5 million 7% convertible subordinated notes due August 1, 2004, and accordingly the principal amount of $95.8 million has been included in the Company's long term debt. Quantum is required to pay interest semi-annually on February 1 and August 1, and principal is payable on maturity. The Company is required to reimburse Quantum for interest or principal payments relating to the $95.8 million representing Quantum HDD's pro rata portion of such notes.

     In connection with the merger with Quantum HDD, the Company acquired real estate and related mortgage obligations. The term of the mortgages is ten years, at an interest rate of 9.2%, with monthly payments based on a twenty-year amortization schedule, and a balloon payment at the end of the 10-year term, which is September 2006. The outstanding balance at December 29, 2001 was $36.9 million.

     In connection with the acquisition of MMC, the Company assumed certain equipment loans and capital leases amounting to $60.2 million at December 29, 2001, which have maturity dates ranging from December 2002 to October 2004 and interest rates averaging 9.9%.

     In connection with the acquisition of MMC, the Company assumed a note for $7.3 million owing to Hynix, which bears no interest through March 31, 2002; thereafter, unpaid principal amounts bear interest at 9% per annum (the "Maxtor Note"). On January 5, 2001, Hynix issued a promissory note to Maxtor for $2 million in principal amount, the note bears interest at 9% per annum, with the payment of principal and interest due on December 31, 2001 (the "Hynix Note"). Hynix and Maxtor have agreed that the principal and accrued interest on the Hynix Note as of December 28, 2001 will be offset against the principal amount of the Maxtor Note, such that the Hynix Note shall be fully paid and the Maxtor Note shall have a principal amount of approximately $5.1 million.

                               MAXTOR CORPORATION

8.  COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases certain of its principal facilities and certain machinery and equipment under operating lease arrangements. The future minimum annual rental commitments as of December 29, 2001 are as follows:

                     FISCAL YEAR ENDING                        (IN THOUSANDS)
                     ------------------                        --------------
2002........................................................      $ 28,016
2003........................................................        25,194
2004........................................................        22,627
2005........................................................        21,177
2006........................................................        19,770
Thereafter..................................................       131,056
                                                                  --------
Total.......................................................      $247,840
                                                                  ========

     The above commitments extend through fiscal year 2018. Rental expense was approximately $15.3 million, $12.7 million and $25.0 million for fiscal years 1999, 2000 and 2001, respectively.

THIRD PARTY VENDOR

     Following the acquisition of Quantum HDD, the Company has entered into a master agreement and a purchase agreement with MKE which provides for MKE to supply certain levels of hard disk drive products according to rolling forecasts and purchase orders provided by the Company. The term of this agreement is extended through November 2, 2002. The Company guarantees a minimum production commitment based on this rolling forecast. The Company is liable for the purchase price of products scheduled to be delivered within 30 days of the date of cancellation. In addition, the Company is liable for the actual cost of materials plus a handling fee for orders cancelled within 31-90 days of the date of scheduled delivery. The Company may cancel orders with scheduled delivery more than 120 days from the date of cancellation without liability. To date, the Company has not cancelled any orders pursuant to this purchase agreement since the commencement of the relationship. Had the Company cancelled any such orders, its maximum liability at December 29, 2001 under the cancellation provisions of this purchase agreement would have approximated $163.4 million.

LEGAL PROCEEDINGS

     Prior to the merger with Quantum HDD, Maxtor, on the one hand, and Quantum and MKE, on the other hand, were sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Papst's complaint against Quantum and MKE was filed on July 30, 1998, and Papst's complaint against Maxtor was filed on March 18, 1999. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with several other pending litigations involving the Papst patents. Following pre-trial proceedings, the matters will be transferred back to the District Court for the Northern District of California for trial. Papst's infringement allegations are based on spindle motors that Maxtor and Quantum purchased from third party motor vendors, including MKE, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of the spindle motors used in our hard disk drives from vendors that were licensed under the Papst patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under the Papst patents, including MKE. As a result of the merger with Quantum HDD, the Company assumed Quantum's potential liabilities to Papst arising from the

                               MAXTOR CORPORATION
patent infringement allegations Papst asserted against Quantum. Papst and MKE recently entered into an agreement to settle Papst's pending patent infringement claims against MKE. That agreement includes a license of the Papst patents to MKE which might provide Quantum, and thus Maxtor, with additional defenses to Papst's patent infringement claims.

     The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, the Company cannot assure you it will be able to successfully defend ourselves against this or any other Papst lawsuit. The Papst complaint asserts claims to an unspecified dollar amount of damages. A favorable outcome for Papst in this lawsuit could result in the issuance of an injunction against us and our products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, the Company also could be required to pay treble damages and Papst's attorney's fees. Accordingly, a litigation outcome favorable to Papst could harm Maxtor's business, financial condition and operating results. Management believes that it has valid defenses to the claims of Papst and is defending this matter vigorously.

     In addition to the Papst lawsuit, a complaint was filed by Cambrian Consultants on May 22, 2001 in the United States District Court for the Central District of California against us, alleging infringement of U.S. Patent No. 4,371,903. On March 7, 2002, this matter was finally and fully settled on terms favorable to Maxtor. A dismissal with prejudice was entered on March 13, 2002.

9.  RELATED PARTY TRANSACTIONS

     In 1994, Hyundai Electronics Industries, or HEI, and certain of its affiliates had purchased 40% of Maxtor's outstanding common stock for $150.0 million in cash. In early 1996, Hynix, formerly Hyundai Electronics America, or HEA, acquired all of the remaining shares of common stock of Maxtor in a tender offer and merger for $215.0 million in cash and also acquired all of Maxtor's common stock held by HEI and its affiliates. Maxtor operated as a wholly-owned subsidiary of Hynix until completion of its initial public offering on July 31, 1998, which reduced the ownership interest of Hynix to below 50%. In April 2001 as a result of Maxtor's acquisition of the Quantum HDD business, Hynix's ownership in Maxtor was reduced to approximately 17% of the outstanding common stock. As described below, Hynix sold Maxtor shares to the public and to Maxtor in October 2001, reducing Hynix's ownership to 5.17% at December 29, 2001.

     On September 2, 2001, Maxtor completed its acquisition of MMC which had previously been a wholly-owned subsidiary of Hynix. MMC, based in San Jose, California, designs, develops and manufactures media for hard disk drives. Prior to the acquisition, sales to Maxtor constituted 95% of MMC's annual revenues. The primary business reason for Maxtor's acquisition of MMC was to provide Maxtor with a reliable source of supply of media for hard disk drives. A fairness opinion was delivered to Maxtor's Board of Directors by a nationally recognized investment banking firm in connection with the MMC acquisition. The fairness opinion concluded that the consideration to be paid by Maxtor for MMC was fair to Maxtor, from a financial point of view. The acquisition of MMC was approved by the Maxtor Board's Affiliated Transactions Committee and was determined by the Committee to be in the best interests of Maxtor and its stockholders. The Affiliated Transactions Committee was comprised entirely of directors with no relationship with Hynix and its affiliates. The acquisition was accounted for as a purchase with a total cost of $17.9 million, which consisted of cash consideration of $1 million, $16 million of loan forgiveness, and $0.9 million of estimated direct transaction costs. In connection with the acquisition, Maxtor also assumed liabilities of $105.7 million. As part of these liabilities, Maxtor assumed a note for $7.3 million owing to Hynix, which bears no interest through March 31, 2002; thereafter, unpaid principal amounts bear interest at 9% per annum (the "Maxtor Note"). On January 5, 2001, Hynix issued a promissory note to Maxtor for $2 million in principal amount representing Hynix's share of a settlement relating to litigation between Maxtor and Hynix and Stormedia. This note bore

                               MAXTOR CORPORATION
interest at 9% per annum, with the payment of principal and interest due on December 31, 2001 (the "Hynix Note"). Hynix and Maxtor agreed that the principal and accrued interest on the Hynix Note as of December 28, 2001 was offset against the principal amount of the Maxtor Note, such that the Hynix Note was fully paid and the Maxtor Note had a principal amount of approximately $5.1 million as of December 29, 2001. In connection with the acquisition of MMC, Maxtor also assumed equipment loans and capital leases. As of December 29, 2001, there was $60.2 million outstanding under these obligations, which have maturity dates ranging from December 2001 to October 2004 and interest rates averaging 9.9%. Hynix is continued as a guarantor on these leases. As a result of the MMC acquisition, MMC's results of operations are included in Maxtor's financial statements from the date of acquisition.

     Maxtor's cost of revenue includes certain component parts Maxtor purchased from MMC. These purchases amounted to $150.2 million for the year ended January 1, 2000, $161.9 million for the year ended December 30, 2000, and $99.2 million for the eight months ended September 2, 2001, prior to Maxtor's acquisition of MMC as discussed above. In August 1998, Maxtor entered into an agreement with MMC with respect to the pricing of future purchases that provided for pricing discounts in return for a purchase volume commitment based on a percentage of our total media purchases through September 30, 2001 (as described above, Maxtor completed its acquisition of MMC on September 2, 2001). The pricing discounts range from 2% to 4% off of competitive prices.

     Maxtor's cost of revenue also includes certain DRAM chip purchases from HSI, formerly HEI. The pricing of such DRAM chips is determined pursuant to a bid auction in which Maxtor sets a price and all suppliers are eligible to participate and respond, resulting in pricing at the applicable rate established in such bid auction. Maxtor's purchases from HSI totaled $26.5 million in fiscal year 1999, $41.6 million in fiscal year 2000 and $19.3 million in fiscal year 2001.

     In October 2001, Hynix sold approximately 23.3 million shares of Maxtor common stock in a registered public offering. At the same time as Hynix's sale of Maxtor common stock to the public, Maxtor purchased an additional 5.0 million shares of its common stock from Hynix. Maxtor's purchase of its shares from Hynix was on the same terms as Hynix's sale of shares to the public at $4 per share for an aggregate purchase price of $20.0 million. The repurchase of its shares was intended to improve Maxtor's capital structure, increase shareholder returns, and increase the price of Maxtor's stock. The repurchase of the shares from Hynix was approved by the Maxtor Board's Affiliated Transaction Committee and determined to be in the best interest of the Company and its stockholders. As a result of Hynix's sale of its Maxtor shares to the public and to Maxtor, Hynix's ownership in Maxtor was reduced to 5.17% of the outstanding common stock as of December 29, 2001.

     Pursuant to a sublicense agreement with HEI, Maxtor is obligated to pay a portion of an IBM license royalty fee otherwise due from HEI. Such payments are due in annual installments through 2007, and are based upon the license fee separately negotiated on an arms' length basis between HEI and IBM. For the years ended January 1, 2000, December 30, 2000 and December 29, 2001, Maxtor recorded $1.9 million of expenses each year in connection with this obligation.

     Hynix is an unconditional guarantor of one of Maxtor's facilities lease in Milpitas, California. The aggregate rent under the lease was $3.24 million per annum in each of the years ended January 1, 2000, December 30, 2000 and December 29, 2001. The lease rate was established by arms' length negotiations with the lessor based on applicable market rates. The lease expires March 31, 2002 and will not be extended.

     With the completion of Maxtor's initial public offering on July 31, 1998, its then existing revolving line with Hynix, which had an outstanding balance of $55.0 million, was replaced with a three-year term note in the same principal amount. Maxtor paid off this note in the first quarter of 1999 and has since had no outstanding indebtedness to Hynix, except for the Hynix Note issued in connection with the MMC acquisition as described above.

                               MAXTOR CORPORATION

10.  STOCKHOLDERS' EQUITY

COMMON STOCK

     In February 1999, the Company completed a public offering of 7.8 million shares of its common stock. The Company received net proceeds of approximately $95.8 million from the offering, net of issuance costs. A portion of the proceeds from the offering was used to prepay without penalty outstanding aggregate principal indebtedness of $55 million owing to Hynix under a subordinated note due July 31, 2001.

     In March 2001, the Board of Directors approved the increase of the Company's authorized common stock to 525,000,000 shares.

     On April 2, 2001, Maxtor completed with the acquisition of Quantum HDD. Maxtor issued 121.0 million shares of Maxtor common stock and assumed options to purchase 12.8 million shares of Maxtor common stock to effect the acquisition.

     On October 9, 2001, Hynix sold 23,329,843 shares (including exercise of the underwriters' over-allotment) of Maxtor common stock in a registered public offering. Maxtor did not receive any proceeds from Hynix's sale of Maxtor stock to the public. In addition, at the same time and on the same terms as Hynix's sale of Maxtor stock to the public, Maxtor repurchased 5.0 million shares from Hynix an aggregate purchase price of $20.0 million. These repurchased shares are being held as treasury shares.

RESTRICTED STOCK PLAN

     On May 29, 1998, the Company adopted the 1998 Restricted Stock Plan, which provides for awards of shares of common stock to certain executive employees. Restricted stock awarded under this plan vests three years from the date of grant and is subject to forfeiture in the event of termination of employment with the Company prior to vesting. The Company granted 390,000 shares of common stock in June 1998 under this plan. Compensation cost based on fair market value of the Company's stock at the date of grant is reported as compensation expense on a ratable basis over the vesting periods. For the years ended January 1, 2000, December 30, 2000 and December 29, 2001, compensation expense recorded in connection with the Restricted Stock Plan amounted to $1.3 million, $1.8 million and $0.4 million, respectively.

     The Company also grants awards of restricted stock pursuant to the Amended and Restated 1996 Stock Option Plan. See "Stock Option Plan" below for further information.

     On April 2, 2001, in connection with the Quantum HDD acquisition, the Company assumed 479,127 shares of Quantum HDD restricted stock held by employees who accepted offers of employment with Maxtor, or "transferred employees," whether or not restricted stock have vested.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan") and in 1999 reserved 2.4 million shares for issuance under the Purchase Plan. During 2001 and 2000, the Company reserved an additional 3.5 million shares and 2.1 million shares for issuance, respectively. The Company issued 2.1 million, 1.2 million and 1.2 million shares pursuant to the Purchase Plan for the years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively. The Purchase Plan permits eligible employees to purchase Maxtor's common stock at a discount, but only through accumulated payroll deductions, during sequential six-month offering periods. Participants purchase shares on the last day of each offering period. In general, the price at which shares are purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of a share of common stock on (a) the first day of the offering period, or (b) the purchase date. Offering periods of the Purchase Plan generally begin on February 16 and August 16 of each year, although the initial offering period under the Purchase Plan commenced on July 30, 1998.

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

     In June 1999, the Company granted 1,765,000 shares of restricted common stock under this plan. During 2001 and 2000, the Company granted 140,000 and 165,000 shares of restricted common stock, respectively. As of December 29, 2001, and December 30, 2000, the number of shares that had been cancelled were 213,133 and 240,000, respectively. The Company recorded compensation expense of $1.2 million, $2.3 million and $2.4 million in fiscal years 1999, 2000 and 2001, respectively, related to this plan.

     The Option Plan generally provides for the grant of non-qualified stock options and incentive stock options to eligible employees, consultants, affiliates and directors at a price not less than 85% of the fair market value at the date of grant, as determined by the board of directors, and incentive stock options to Maxtor employees at a price not less than the fair market value at the date of grant. The Option Plan also provides for the grant of restricted stock to eligible employees. The Board of Directors or an executive committee appointed by the Board also approves other terms such as number of shares granted and exercisability thereof. Options granted under the Amended Plan vest over a four-year period with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter. Restricted stock grants vest in one or more installments over a period of years, and are subject to forfeiture if employment is terminated prior to the time the shares become fully vested and non-forfeitable. During 2000 and 2001, the Company reserved 5.5 million and 17.0 million shares for issuance, respectively.

     In connection with Maxtor's acquisition of CDS in September 1999, the Company established a separate reserve of 674,477 shares of its common stock for issuance upon the exercise of stock options (the "Assumed Options") granted under the CDS Incentive Stock Option Plan (the "CDS Plan"). As of December 29, 2001 and December 30, 2000, 72,337 and 130,488 options were outstanding under the CDS Plan, respectively. The Assumed Options are incentive stock options which vest over four years subject to the terms and conditions of the Assumed Options agreement.

     The Option Plan was amended in February 1998 to remove certain provisions which had given rise to variable accounting, and offered and modified employee option agreements in the second quarter of 1998 for the majority of employees who had previously held variable options to achieve fixed-award accounting. To comply with the variable plan accounting required prior to these amendments, the Company recorded compensation expense related to the difference between the estimated fair market value of its stock and the stated exercise price of its options. Compensation cost was reflected in accordance with Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

     On April 2, 2001, as part of the Quantum HDD acquisition, the Company assumed all vested and nonvested Quantum HDD options held by employees who accepted offers of employment with Maxtor, whether or not options or restricted stock have vested. The Company also assumed all vested Quantum HDD options held by Quantum employees whose employment was terminated prior to separation. In addition, Maxtor assumed vested Quantum HDD options held by Quantum employees who continued to provide services during a transitional period. The outstanding options to purchase Quantum HDD common stock held by transferred employees and vested options to purchase Quantum HDD common stock held by former Quantum employees, consultants and transition employees were assumed by Maxtor and converted into options to purchase Maxtor common stock according to the exchange ratio of 1.52 shares of Maxtor common stock for each share of Quantum HDD common stock. Vested and unvested options for Quantum HDD

                               MAXTOR CORPORATION
common stock assumed in the merger represented options for 7,650,965 shares and 4,655,236 shares of Maxtor common stock, respectively. As of December 29, 2001, 7,755,628 options were outstanding under the Quantum HDD Merger Plan. In connection with the Quantum HDD acquisition, the Company established a reserve of 12,785,328 shares of common stock for the assumption of Quantum HDD options to purchase Maxtor common stock.

     The following table summarizes option activity through December 29, 2001:

                                                                     OPTIONS OUTSTANDING
                                                         --------------------------------------------
                                             SHARES                    WTD AVERAGE
                                            AVAILABLE                 EXERCISE PRICE     AGGREGATE
                                            FOR GRANT      SHARES       PER SHARE          VALUE
                                           -----------   ----------   --------------   --------------
                                                                                       (IN THOUSANDS)
Balance as of December 26, 1998..........    4,350,934    9,305,959       $8.46           $ 78,730
Shares reserved..........................    4,457,138           --          --                 --
Options assumed from acquisition.........     (670,293)     670,293        1.10                737
Options granted..........................   (2,824,814)   2,824,814        5.30             14,980
Restricted stock granted.................   (1,765,000)          --          --                 --
Options exercised........................           --     (500,164)       4.10             (2,051)
Options canceled.........................      915,650     (915,650)       7.60             (7,349)
Restricted stock canceled................      150,000           --          --                 --
                                           -----------   ----------                       --------
Balance as of January 1, 2000............    4,613,615   11,385,252        7.47             85,047
Options reserved.........................    5,500,000           --          --                 --
Options granted..........................   (5,737,687)   5,737,687        8.15             46,772
Restricted stock granted.................     (165,000)          --          --                 --
Options exercised........................           --   (1,156,785)       5.61             (6,493)
Options canceled.........................    1,177,148   (1,177,148)       6.07             (7,143)
Restricted stock canceled................       90,000           --          --                 --
                                           -----------   ----------                       --------
Balance as of December 30, 2000..........    5,478,076   14,789,006        7.96            118,183
Shares reserved -- 1996 stock option
  plan...................................   17,000,000
Shares reserved -- Quantum assumed
  options................................   12,785,328
Options assumed from acquisition.........  (12,306,201)  12,306,201        5.05             60,715
RSP Options assumed from acquisition.....     (479,127)          --          --                 --
Options granted..........................  (13,329,365)  13,329,365        5.36             71,747
Restricted stock granted.................     (140,000)          --          --                 --
Options exercised........................           --   (2,938,608)       3.95            (11,607)
Options canceled -- 1996 stock option
  plan...................................      788,732     (788,732)       6.51            (17,758)
Options canceled -- Quantum assumed
  options................................                (2,166,150)
Restricted stock canceled................       49,000           --          --                 --
                                           -----------   ----------                       --------
Balance as of December 29, 2001..........    9,846,443   34,531,082       $6.41           $221,280
                                           ===========   ==========                       ========

     There were 4,734,701 shares vested but unexercised as of January 1, 2000 at a weighted average exercise price of $7.63, and no shares exercised subject to repurchase. There were 5,921,018 shares vested but unexercised as of, December 30, 2000 at a weighted average exercise price of $7.56, and no shares exercised subject to repurchase. There were 14,383,421 shares vested but unexercised as of December 29, 2001 at a weighted average exercise price of $6.78, and no shares exercised subject to repurchase.

                               MAXTOR CORPORATION

     The following table summarizes information for stock options outstanding as of December 29, 2001:

                                         OPTIONS OUTSTANDING
                                 ------------------------------------    OPTIONS EXERCISABLE
                                                WEIGHTED                ----------------------
                                                 AVERAGE     WEIGHTED                 WEIGHTED
                                                REMAINING    AVERAGE                  AVERAGE
RANGE OF                           NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICE                   OUTSTANDING      LIFE        PRICE     OUTSTANDING    PRICE
--------------                   -----------   -----------   --------   -----------   --------
$ 0.575  - $ 5.875.............  12,914,225       8.15        $ 4.00     5,191,377     $ 4.12
$ 5.9375 - $ 7.75..............  14,005,544       8.03          6.69     5,135,093       6.46
$ 7.8125 - $13.125.............   5,094,733       8.10          8.25     2,174,801       8.24
$13.1875 - $19.3113............   2,516,580       6.88         13.28     1,882,150      13.28
                                 ----------                             ----------
                                 34,531,082                   $ 6.41    14,383,421     $ 6.78
                                 ==========                             ==========

     During 1997, the Company also granted options to the employees of MMC Technology, Inc. ("MMC"), a wholly owned subsidiary of HEA. As of December 30, 2000, there were 274,032 options outstanding, which are now fully vested, pursuant to these grants which are included in the table above. Prior to the acquisition of MMC in September 2001, 246,115 options were outstanding as of September 1, 2001. Compensation cost for options granted to non-employees is measured at their fair value in accordance with Emerging Issues Task Force No. 96-18. MMC has agreed to reimburse Maxtor for any compensation expense arising from these grants.

     The fair value of option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                  YEARS ENDED
                                                    ----------------------------------------
                                                    JANUARY 1,   DECEMBER 30,   DECEMBER 30,
                                                       2000          2000           2001
                                                    ----------   ------------   ------------
Risk-free interest rate...........................       5.50%         6.25%          4.37%
Weighted average expected life....................  4.5 years     4.5 years      4.5 years
Volatility........................................         76%          105%            81%
Dividend yield....................................         --            --             --

     No dividend yield is assumed as the Company has not paid dividends and has no plans to do so.

     The weighted average expected life was calculated based on the vesting period and the expected life at the date of grant. The risk-free interest rate was calculated based on rates prevailing during grant periods and the expected life of the options at the date of grants. The weighted average fair values of options granted to employees during the years ended January 1, 2000, December 30, 2000 and December 29, 2001 were $3.32, $6.26 and $3.45, respectively.

     Pursuant to Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company also estimates the fair value of employee's purchase rights under the Employee Stock Purchase Plan using the Black-Scholes option pricing model. The fair value of purchase rights under the Employee Stock Purchase Plan for the year ended December 29, 2001 was $2.53 which was estimated using the following assumptions: a weighted-average expected life of 0.5 years; expected volatility of 81.0%; and weighted-average risk-free interest rates of 3.34%.

                               MAXTOR CORPORATION

     The following proforma net income (loss) information for Maxtor's stock options and employee stock purchase plan has been prepared following the provisions of SFAS 123 (in thousands, except per share data):

                                                                  YEARS ENDED
                                                    ----------------------------------------
                                                    JANUARY 1,   DECEMBER 30,   DECEMBER 29,
                                                       2000          2000           2001
                                                    ----------   ------------   ------------
Net income (loss)
  As reported.....................................   $(50,148)     $31,802       $(646,398)
  Pro forma.......................................   $(63,240)     $10,694       $(673,613)
Net income (loss) per share
  As reported -- basic............................   $  (0.48)     $  0.28       $   (3.12)
  Pro forma -- basic..............................   $  (0.60)     $  0.09       $   (3.26)
  As reported -- diluted..........................   $  (0.48)     $  0.27       $   (3.12)
  Pro forma -- diluted............................   $  (0.60)     $  0.09       $   (3.26)

     The proforma net income (loss) disclosures made above are not necessarily representative of the effects on pro forma net income (loss) for future years as options granted typically vest over several years and additional option grants are expected to be made in future years.

11.  INCOME TAXES

     The provision for income taxes consists of the following:

                                                                  YEARS ENDED
                                                    ----------------------------------------
                                                    JANUARY 1,   DECEMBER 30,   DECEMBER 29,
                                                       2000          2000           2001
                                                    ----------   ------------   ------------
Current:
  U.S.............................................    $  616        $  865         $   76
  Foreign.........................................       925           808          3,306
                                                      ------        ------         ------
     Total........................................    $1,541        $1,673         $3,382
                                                      ======        ======         ======

     Income (loss) before provision for income taxes consists of the following:

                                                                 YEARS ENDED
                                                   ----------------------------------------
                                                   JANUARY 1,   DECEMBER 30,   DECEMBER 29,
                                                      2000          2000           2001
                                                   ----------   ------------   ------------
                                                                (IN THOUSANDS)
U.S..............................................  $(200,366)    $(115,331)     $(592,540)
Foreign..........................................    151,759       148,806        (50,476)
                                                   ---------     ---------      ---------
     Total.......................................  $ (48,607)    $  33,475      $(643,016)
                                                   =========     =========      =========

     Subject to the Company's continued compliance with certain legal requirements, the Company currently has a tax holiday for its operations in Singapore that has been extended to June 30, 2003.

                               MAXTOR CORPORATION

     The provision for income taxes differs from the amount computed by applying the U.S. statutory rate of 35% to the income (loss) before income taxes for the years ended January 1, 2000, December 30, 2000 and December 29, 2001. The principal reasons for this difference are as follows:

                                                                          YEARS ENDED
                                                            ----------------------------------------
                                                            JANUARY 1,   DECEMBER 30,   DECEMBER 29,
                                                               2000          2000           2001
                                                            ----------   ------------   ------------
                                                                         (IN THOUSANDS)
Income tax expense (benefit) at U.S. statutory rate.......   $(17,012)     $11,716       $(225,056)
Rate differential on foreign operations...................    (52,190)      (6,510)        (30,046)
Repatriated foreign earnings..............................         --        4,206          48,258
Losses not providing current tax benefit..................     88,401           --         100,360
Benefit of prior years U.S. losses........................         --      (11,664)             --
Valuation of temporary differences........................    (22,653)      (1,931)             --
Stock compensation expense................................        853        1,323              74
Alternative minimum tax...................................         --          687              --
Nondeductible purchased research and development..........      3,551        3,529         109,541
Other.....................................................        591          317             251
                                                             --------      -------       ---------
     Total................................................   $  1,541      $ 1,673       $   3,382
                                                             ========      =======       =========

     Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                         AS OF
                                                              ---------------------------
                                                              DECEMBER 30,   DECEMBER 29,
                                                                  2000           2001
                                                              ------------   ------------
Deferred tax assets:
  Inventory reserves and accruals...........................   $   6,408      $   6,410
  Depreciation..............................................      10,095         14,566
  Sales related reserves....................................      22,533         32,235
  Net operating loss carry-forwards.........................     199,092        263,770
  Tax credit carry-forwards.................................      22,282         25,046
  Capitalized research and development......................      66,674         53,881
  Notes receivable reserve..................................       1,220             --
  Other.....................................................      17,369         30,267
                                                               ---------      ---------
     Total deferred tax assets..............................     345,673        426,175
Valuation allowance for deferred tax assets.................    (230,746)      (372,063)
                                                               ---------      ---------
Net deferred tax assets.....................................   $ 114,927      $  54,112
                                                               =========      =========
Deferred tax liabilities:
  Unremitted earnings of certain foreign entities...........     113,946        251,668
  Unrealized gain (loss) on investments in equity
     securities.............................................         981         (1,100)
                                                               ---------      ---------
     Total deferred tax liabilities.........................   $ 114,927      $ 250,568
                                                               =========      =========

                               MAXTOR CORPORATION

     During the years ended January 1, 2000, December 30, 2000 and December 29, 2001, the valuation allowance for deferred tax assets increased by $35.8 million, decreased by $72.6 million and increased by $141.3 million, respectively.

     As of December 29, 2001, for federal income tax purposes, the Company had net operating loss carry-forwards of $7.0 million and tax credit carry-forwards of approximately $22.4 million, which will expire beginning in fiscal years 2008 and 2002, respectively. To the extent that net operating loss carry-forward when realized relate to stock option deductions, the resulting benefits will be credited to stockholders' equity. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carry-overs that can be utilized each year. The Company determined it had undergone such an ownership change during 2001. Consequently, utilization of approximately $351.2 million of net operating loss carry-forward and the deduction equivalent of approximately $17.4 million of tax credit carry-forward will be limited to approximately $16.0 million per year from prior ownership change in 1998. Also, approximately $244.3 million of net operating loss carry-forward and the deduction equivalent of approximately $2.9 million of tax credit carryforward will be limited to approximately $42.0 million per year from the change of ownership resulting from the Quantum HDD acquisition.

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

     The Company ceased to be a member of the HEA consolidated group as of August 1998. The Company remains liable for its share of the total consolidated or combined tax return liability of the HEA consolidated group prior to August 1998. The Company has agreed to indemnify or reimburse HEA if there is any increase in the Company's share of the HEA consolidated or combined tax return liability resulting from revisions to the Company's taxable income.

     Pursuant to a "Tax Sharing and Indemnity Agreement" entered into in connection with the Company's merger with Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum's income tax liability for periods before the split-off, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. The Company must also indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum's issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods before the split-off, limited in the aggregate to $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross-up payment. The Company recorded $142.0 million of payables to Quantum Corporation in other liabilities associated with Maxtor's agreement to reimburse Quantum Corporation.

     The Company purchased a $340 million insurance policy covering the risk that the split-off of Quantum HDD from Quantum DSS could be determined to be subject to federal income tax or state income or franchise tax. Under the "Tax Sharing and Indemnity Agreement," the Company agreed to indemnify Quantum for the amount of any tax payable by Quantum as a result of the split-off to the extent such tax is not covered by such insurance policy, unless imposition of the tax is the result of Quantum's actions, or acquisitions of Quantum stock, after the split-off. The amount of the tax not covered by insurance could be substantial. In addition, if it is determined that Quantum owes federal or state tax as a result of the split-off and the circumstances giving rise to the tax are covered by the Company's indemnification obligations, the

                               MAXTOR CORPORATION

Company will be required to pay Quantum the amount of the tax at that time, whether or not reimbursement may be allowed under the Company's tax insurance policy.

     In accordance with Emerging Issues Task Force 93-7 "Uncertainties Related to Income Taxes in a Purchase Business Combination", the Company recorded approximately $196.4 million of deferred tax liabilities in connection with the acquisition of Quantum HDD on April 2, 2001. The deferred taxes were recorded principally to reflect the taxes which would become payable upon the repatriation of the cash which was invested abroad by Quantum HDD as of April 1, 2001. In addition, the Company recorded approximately $142.0 million in other liabilities as payable to Quantum Corporation, associated with Maxtor's agreement to reimburse Quantum Corporation for income tax liabilities for certain years prior to the acquisition of Quantum HDD by Maxtor.

12.  NET INCOME (LOSS) PER SHARE

     In accordance with the disclosure requirements of SFAS No. 128, "Earnings per Share," a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations is provided as follows (in thousands, except share and per share amounts):

                                                                    YEARS ENDED
                                                     ------------------------------------------
                                                      JANUARY 1,    DECEMBER 30,   DECEMBER 29,
                                                         2000           2000           2001
                                                     ------------   ------------   ------------
NUMERATOR -- BASIC AND DILUTED
Net income (loss)..................................  $    (50,148)  $     31,802   $   (646,398)
                                                     ============   ============   ============
Net income (loss) available to common
  stockholders.....................................  $    (50,148)  $     31,802   $   (646,398)
                                                     ============   ============   ============
DENOMINATOR
Basic weighted average common shares outstanding...   105,503,281    113,432,679    206,911,952
Effect of dilutive securities:
  Common stock options.............................            --      3,890,803             --
  Contingently issuable shares.....................            --      1,792,500             --
                                                     ------------   ------------   ------------
Diluted weighted average common shares.............   105,503,281    119,115,982    206,911,952
                                                     ============   ============   ============
Basic net income (loss) per share..................  $      (0.48)  $       0.28   $      (3.12)
                                                     ============   ============   ============
Diluted net income (loss) per share................  $      (0.48)  $       0.27   $      (3.12)
                                                     ============   ============   ============

     The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive:

                                                                 YEARS ENDED
                                                   ----------------------------------------
                                                   JANUARY 1,   DECEMBER 30,   DECEMBER 29,
                                                      2000          2000           2001
                                                   ----------   ------------   ------------
Common stock options.............................  1,896,510        --          15,686,025
Contingently issuable shares.....................         --        --           1,505,891

13.  EMPLOYEE BENEFIT PLAN

401(k) PLAN

     The Company maintains a retirement and deferred savings plan for its employees (the "401(k) Plan") which is intended to qualify as a tax-qualified plan under the Code. Effective January 1, 2002, the 401(k) Plan provides that each participant may contribute up to 25% of his or her pre-tax gross compensation (up to a

                               MAXTOR CORPORATION
statutory limit). Such amount had formerly been 15%. Under the 401(k) Plan, in addition to the Company match, the Company may make discretionary contributions. The Company's contributions to the 401(k) Plan, for the years ended January 1, 2000, December 30, 2000 and December 29, 2001 were $2.9 million, $3.1 million and $6.3 million, respectively. All amounts contributed by participants and the Company, along with earnings on such contributions are fully vested at all times.

14. UNAUDITED QUARTERLY RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED
                       ----------------------------------------------------------------------------------------
                         APRIL 1,       JULY 3,      SEPTEMBER 30,   DECEMBER 30,    MARCH 31,       JUNE 30,
                           2000           2000           2000            2000           2001           2001
                       ------------   ------------   -------------   ------------   ------------   ------------
Revenue..............  $    691,286   $    667,074   $    619,314    $    727,185   $    630,821   $  1,041,567
Gross profit.........       108,830         99,317         62,935         105,432         89,016         77,937
Net income (loss)....        27,601         13,189        (13,993)          5,005          1,339       (319,768)
Net income (loss) per
  share:
  Basic..............          0.24           0.11          (0.12)           0.04           0.01          (1.35)
  Diluted............          0.23           0.11          (0.12)           0.04           0.01          (1.35)
Shares used in per
  share calculation:
  Basic..............   114,029,979    114,981,276    115,709,525     116,179,938    114,865,211    236,680,543
  Diluted............   118,037,206    120,820,584    115,709,525     119,038,276    118,901,084    236,680,543

                            THREE MONTHS ENDED
                       ----------------------------
                       SEPTEMBER 29,   DECEMBER 29,
                           2001            2001
                       -------------   ------------
Revenue..............  $  1,045,020    $  1,079,623
Gross profit.........        81,089         121,813
Net income (loss)....      (165,727)       (162,242)
Net income (loss) per
  share:
  Basic..............         (0.69)          (0.69)
  Diluted............         (0.69)          (0.69)
Shares used in per
  share calculation:
  Basic..............   238,629,903     235,980,815
  Diluted............   238,629,903     235,980,815

15.  SUBSEQUENT EVENTS

  Hynix Ownership

     In February 2002, Hynix distributed all of its remaining shares of Maxtor common stock to the beneficiaries of the DECS Trust and thus, they are no longer an investor in Maxtor.

  Waivers of Certain Defaults and Amendment of Asset Securitization Program

     On February 15, 2002, the Company received a waiver and amendment from the lender for its Singapore loan relating to the tangible net worth covenant. On the same date, the Banks participating in the Company's asset securitization program (the "Program") agreed to a first amendment through May 15, 2002 to the Program. In each case, the definition for calculating tangible net worth was amended to include adjustment associated with the purchase price accounting for the acquisition of Quantum HDD. After giving effect to this first amendment, the Company was in compliance with the tangible net worth covenant.

     On March 15, 2002, the first amendment was superceded by a second amendment reflecting the terms of the first amendment and extending the terms of the amendment for the duration of the Program. At this time the Program was reduced from $300 million to $210 million due to the withdrawal of one of the participating banks.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Maxtor Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Maxtor Corporation and its subsidiaries at December 30, 2000 and December 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in such index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 25, 2002
except for Note 15, which is as of March 15, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Election of Directors" in the Proxy Statement. For information with respect to our executive officers, see "Executive Officers" at the end of Item 1, Part I of this report. No information is required with respect to Item 405 of Regulation S-K.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        (1)-(2) Financial Statements and Financial Statement Schedules -- See Index to Consolidated Financial Statements under Item 8 on page 48 of this report.

          (3) Exhibits See Index to Exhibits on pages 90 to 94 hereof.

     (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 28th day of March, 2002.

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

                    SIGNATURE                                    TITLE                       DATE
                    ---------                                    -----                       ----

              /s/ MICHAEL R. CANNON                    President, Chief Executive       March 28, 2002
 ------------------------------------------------        Officer, and Director
                Michael R. Cannon


                /s/ PAUL J. TUFANO                     Executive Vice President,        March 28, 2002
 ------------------------------------------------     Chief Financial Officer and
                  Paul J. Tufano                        Chief Operating Officer


                /s/ CHONG SUP PARK                       Chairman of the Board          March 28, 2002
 ------------------------------------------------
                Dr. Chong Sup Park


                /s/ THOMAS L. CHUN                              Director                March 28, 2002
 ------------------------------------------------
                  Thomas L. Chun


                 /s/ CHARLES HILL                               Director                March 28, 2002
 ------------------------------------------------
                   Charles Hill


              /s/ CHARLES F. CHRIST                             Director                March 28, 2002
 ------------------------------------------------
                Charles F. Christ


               /s/ ROGER W. JOHNSON                             Director                March 28, 2002
 ------------------------------------------------
                 Roger W. Johnson


               /s/ MICHAEL A. BROWN                             Director                March 28, 2002
 ------------------------------------------------
                 Michael A. Brown

                               MAXTOR CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                               ADDITIONS
                                                                CHARGED
                                                  BALANCE AT    TO COST                      BALANCE AT
                                                  BEGINNING       AND        DEDUCTIONS/       END OF
FISCAL YEAR ENDED                                 OF PERIOD    EXPENSES    (RECOVERIES)(1)     PERIOD
-----------------                                 ----------   ---------   ---------------   ----------
                                                                     (IN THOUSANDS)
December 29, 2001...............................   $15,148      $7,200         $ (710)        $21,638
December 30, 2000...............................   $15,459      $8,100         $8,411         $15,148
January 1, 2000.................................   $ 8,409      $9,155         $2,105         $15,459

---------------

(1) Uncollectible accounts written off, net of recoveries.

                               INDEX TO EXHIBITS

 EXHIBIT
  NUMBER                            DESCRIPTION
 -------                            -----------
2.1(19)     Amended and Restated Agreement and Plan of Merger and
            Reorganization, dated as of October 3, 2000, by and among
            Quantum Corporation, Insula Corporation, Hawaii Acquisition
            Corporation and Registrant.
3.1(19)     Restated Certificate of Incorporation of Registrant.
3.2(20)     Certificate of Correction to the Restated Certificate of
            Incorporation of Registrant.
3.4(21)     Amended and Restated Bylaws of Registrant, dated March 12,
            2001.
4.1(12)     Stockholder Agreement dated June 25, 1998.
4.2(19)     Form of Voting Agreement, dated as of October 3, 2000,
            between Registrant and certain stockholders of Quantum
            Corporation.
4.3(19)     Form of Voting Agreement, dated as of October 3, 2000,
            between Quantum Corporation and certain stockholders of
            Registrant.
4.4(19)     Amendment No. 1 to Stockholder Agreement, dated as of
            October 3, 2000, by and among Hyundai Electronics
4.5(16)     America (n/k/a Hynix Semiconductor America Inc.), Hyundai
            Electronics Industries, Ltd. and Registrant. Agreement and
            Plan of Reorganization dated as of August 23, 1999 by and
            among Registrant, Popup Acquisition Corporation, Creative
            Design Solutions, Inc. and Peter Harvey.
4.6(22)     Reimbursement Agreement between Maxtor and Quantum
            Corporation, dated April 2, 2001, together with the Third
            Supplemental Trust Indenture dated April 2, 2001, the Second
            Supplemental Trust Indenture dated August 4, 1999, the
            Supplemental Trust Indenture dated August 1, 1997, and the
            Indenture dated August 1, 1997.
10.1(14)    Form of Indemnification Agreement between Registrant and
            Registrant's directors and officers.**
10.2(12)    Indenture dated as of March 1, 1987 between Registrant and
            Security Pacific National Bank, as Trustee.
10.3(2)     Lease Agreement by and between 345 Partnership and
            Registrant, dated February 24, 1995.
10.4(2)     Manufacturing and Purchase Agreement by and Between
            Registrant and Hyundai Electronics Industries Co., Ltd.,
            dated April 27, 1995.
10.5(4)     Credit Agreement among Registrant and The Initial Lenders
            and the Issuing Bank and Citibank, N.A., dated August 31,
            1995.
10.6(4)     The Guaranty and Recourse Agreement among Registrant and
            Hyundai Electronics Industries Co., Ltd., dated August 31,
            1995.
10.7(4)     Amendment to the Financing Agreement among Registrant and
            the CIT Group/Business Credit, Inc., dated October 17, 1995.
10.8(4)     First Supplemental Indenture, dated as of January 11, 1996, between Registrant and State Street Bank and Trust Company.
10.9(4)     Credit Agreement, dated as of December 29, 1995 between
            Registrant and Hyundai Electronics America (n/k/a Hynix
            Semiconductor America Inc.).
10.10(6)    Maxtor Corporation 1996 Stock Option Plan.**
10.11(10)   Intercompany Loan Agreement, dated as of April 10, 1996,
            between Registrant and Hyundai Electronics America (n/k/a
            Hynix Semiconductor America Inc.).
10.12(6)    Excerpts From the Execution Copy of Receivables Purchase and
            Sale Agreement, dated as of March 30, 1996, among Registrant and Corporate Receivables Corporation and Citicorp North
            America, Incorporated.
10.13(5)    Recapitalization Agreement among the Registrant,
            International Manufacturing Services, Incorporated and
            certain investors, dated as of May 21, 1996.

 EXHIBIT
  NUMBER                            DESCRIPTION
 -------                            -----------
10.14(5)    Redemption Agreement between Registrant and International
            Manufacturing Services, Incorporated, dated as of May 21,
            1996.
10.15(5)    Manufacturing Services Agreement between Registrant and
            International Manufacturing Services, Incorporated, dated As of June 13, 1996.*
10.16(7)    Credit Facility, dated as of July 31, 1996, between
            Registrant and Hyundai Electronics America (n/k/a Hynix
            Semiconductor America Inc.).
10.17(7)    Exchange Agreement effective June 18, 1996, between
            Registrant and Hyundai Electronics America (n/k/a Hynix
            Semiconductor America Inc.).
10.18(8)    364-Day Credit Agreement, dated August 29, 1996, among
            Registrant, Citibank, N.A., and Syndicate Banks.
10.19(8)    Credit Agreement, dated August 29, 1996, among Registrant,
            Citibank, N.A., and Syndicate Banks.
10.20(9)    Employment Agreement between Michael R. Cannon and
            Registrant, dated June 17, 1996.**
10.21(9)    Employment Agreement between Paul J. Tufano and Registrant, dated July 12, 1996.**
10.22(10)   Intercompany Loan Agreement, dated as of April 10, 1997,
            between Registrant and Hyundai Electronics America (n/k/a
            Hynix Semiconductor America Inc.).
10.23(12)   364-Day Credit Agreement dated as of October 31, 1997, among
            Registrant and Nomura Bank International.
10.24(11)   Debt Payment and Stock Purchase Agreement, dated as of
            December 12, 1997, between Registrant and Hyundai
            Electronics America (n/k/a Hynix Semiconductor America
            Inc.).
10.25(11)   Amendment to August 29, 1996 364-Day Credit Agreement, dated
            August 27, 1997, among Registrant, Citibank, N.A. and
            Syndicate Banks.
10.26(12)   Employment Agreement between Philip Duncan and Registrant
            dated July 15, 1996.**
10.27(12)   Receivables Purchase and Sale Agreement dated as of April 8,
            1998, among Maxtor Receivables Corporation, Registrant,
            Corporate Receivables Corporation, Citicorp North America
            and Bankers Trust Company.
10.28(12)   Intercompany Loan Agreement dated as of April 10, 1998,
            between Hyundai Electronics America (n/k/a Hynix
            Semiconductor America Inc.) and Registrant.
10.29(12)   Credit Agreement between Bank of America and Registrant
            dated December 26, 1996.
10.30(12)   Employment Agreement between K.H. Teh and Registrant, dated
            March 23, 1997.**
10.31(12)   Lease Agreement between Milpitas Oak Creek Delaware, Inc.
            and Registrant dated as of February 23, 1998.
10.32(12)   Business Agreement dated as of April 30, 1998, between
            Registrant and Texas Instruments Incorporated.*
10.33(12)   Volume Purchase Agreement dated as of January 1, 1998,
            between Registrant and Lucent Technologies, Inc.*
10.34(12)   Land Lease between Housing Development Board and Maxtor
            Singapore Limited dated as of March 28, 1991.
10.35(12)   R/3 Software End-User Value License Agreement between SAP
            Korea Ltd. and Hyundai Information Technology Co. Ltd. dated as of June 30, 1996.
10.36(12)   Sublicense Agreement between Hyundai Electronics Industries
            Co., Ltd., and Registrant dated as of January 1, 1996.
10.37(12)   Tax Allocation Agreement dated as of July 21, 1995 among
            Hyundai Electronics America (n/k/a Hynix Semiconductor
            America Inc.), Registrant and certain other subsidiaries.
10.38(3)    Agreement and Plan of Merger dated November 2, 1995 between
            Registrant, Hyundai Electronics America (n/k/a Hynix
            Semiconductor America Inc.) and Hyundai Acquisition, Inc.
10.39(12)   Tax Indemnification Agreement and Amendment to Tax
            Allocation Agreement dated June 26, 1998.

 EXHIBIT
  NUMBER                            DESCRIPTION
 -------                            -----------
10.40(12)   Indemnity Agreement between Hyundai Electronics Industries
            Co., Ltd. and Registrant dated June 25, 1998.
10.41(12)   License Agreement between Registrant and Hyundai Electronics
            Industries Co., Ltd. dated June 25, 1998.
10.42(1)    Stock Purchase Agreement between Registrant and Hyundai
            Electronics Industries Co., Ltd., Hyundai Heavy Industries
            Co., Ltd., Hyundai Corporation, and Hyundai Merchant Marine
            Co., Ltd., dated September 10, 1993.
10.43(13)   Supply Agreement between Registrant and MMC Technology dated
            August 18, 1998.*
10.44(12)   1998 Restricted Stock Plan.**
10.45(12)   Form of Restricted Stock Grant Agreement.**
10.46(15)   Amended and Restated 1996 Stock Option Plan.**
10.47(12)   Chief Executive Officer Retention Agreement dated as of May
            29, 1998 between Registrant and Michael R. Cannon.**
10.48(12)   Retention Agreement dated as of May 29, 1998 between
            Registrant and Paul J. Tufano.**
10.49(12)   Form of Retention Agreement between Registrant and Executive
            Officers.**
10.50(12)   Letter Agreement between Victor B. Jipson and Registrant
            dated as of June 10, 1998.**
10.51(12)   Loan Agreement among Registrant, Banque Paribas and Hyundai
            Electronics Industries Co., Ltd. as guarantor dated as of
            September 1996.
10.52(12)   Loan Agreement among Registrant, Banque Nationale de Paris and Hyundai Electronics Industries Co., Ltd. as guarantor
            dated as of December 20, 1996.
10.53(12)   Letter Agreement setting forth terms and conditions of Loan
            Agreement between Registrant and the Bank of New York dated as of December 27, 1997.
10.54(12)   Waiver and Amendment dated as of May 22, 1998 to 364-Day
            Credit Agreement dated as of August 29, 1996 among
            Registrant, certain lenders and Citibank, N.A.
10.55(12)   Waiver and Amendment dated as of May 22, 1998 to 364-Day
            Credit Agreement dated as of October 31, 1997 between
            Registrant and Nomura Bank International plc.
10.56(12)   Waiver and Amendment dated as of May 22, 1998 to Three-Year
            Credit Agreement dated as of August 29, 1996 among
            Registrant, certain lenders and Citibank, N.A.
10.57(13)   Purchase and Sale Agreement, dated as of July 31, 1998,
            between Registrant and Maxtor Receivables Corporation.
10.58(13)   Receivables Purchase Agreement, dated as of July 31, 1998, among Maxtor Receivables Corporation, the Registrant,
            BlueKeel Funding LLC and Fleet National Bank.
10.59(14)   Letter Agreement between Registrant and MMC Technology dated
            May 18, 1998.
10.60(14)   Mutual Release and Termination Agreement by and among
            Hyundai Electronics America (n/k/a Hynix Semiconductor
            America Inc.), Axil Computers, Inc., Image Quest
            Technologies, Inc., Registrant, Odeum Microsystems, TV/COM
            International, Inc. dated November 1998.
10.61(14)   Letter Agreement between Hyundai Electronics America (n/k/a
            Hynix Semiconductor America Inc.) and Registrant dated
            January 19, 1999.
10.62(19)   Form of Tax Opinion Insurance Policy.
10.63(14)   Letter of Agreement between Hyundai Electronics America
            (n/k/a Hynix Semiconductor America Inc.) and Registrant
            dated January 19, 1999.
10.64(17)   Executive Retention Incentive Agreement between Michael R.
            Cannon and Registrant dated June 25, 1999.**
10.65(17)   Promissory Note between Michael R. Cannon and Registrant
            dated June 23, 1999.**
10.66(18)   Executive Retention Incentive Agreement and Promissory Note
            between Registrant and Victor B. Jipson, dated October 18,
            1999.**
10.67(18)   Executive Retention Incentive Agreement and Promissory Note
            between Registrant and Paul J. Tufano, dated October 18,
            1999.**

 EXHIBIT
  NUMBER                            DESCRIPTION
 -------                            -----------
10.68(17)   Amendment One to Supply Agreement between MMC Technology,
            Inc. and Registrant.*
10.69(17)   Capital Assistant Scheme Loan Agreement between Maxtor
            Peripherals (S) Pte Ltd. and the Economic Development Board
            of Singapore dated September 9, 1999.
10.70(17)   Guarantee Facility Agreement between Maxtor Peripherals (S)
            Pte Ltd. and the Bank of Nova Scotia, Singapore branch dated
            August 31, 1999.
10.71(18)   Lease Agreement for Premises Located at 2452 Clover Basin
            Drive, Longmont, Colorado, between Registrant, as Tenant,
            and Pratt Land Limited Liability Company, as Landlord, dated
            October 28, 1999.
10.72(18)   Forms of Executive Retention Incentive Agreement and
            Promissory Note Between Registrant and Pantelis Alexopoulos,
            Michael D. Cordano, Phillip C. Duncan, Misha Rozenberg,
            Glenn H. Stevens, K.H. Teh and Michael J. Wingert, each
            dated November 19, 1999.**
10.73(21)   Amendment Two to Supply Agreement between MMC Technology,
            Inc. and Registrant.*
10.74(21)   1998 Employee Stock Purchase Plan.**
10.75(19)   Form of Tax Opinion Insurance Policy.
10.76(22)   Form of Tax Opinion Insurance Policy Rider.
10.77(22)   Option to Purchase Shares of Stock by and between Hynix
            Semiconductor America, Inc. and Maxtor.
10.78(23)*  Master Agreement between Matsushita Kotobuki Electronics
            Industries, Ltd., and Registrant dated April 2, 2001
10.79(23)*  Purchase Agreement between Matsushita Kotobuki Electronics
            Industries, Ltd., and Registrant dated April 2, 2001
10.80(23)   Amendment to Liquidity Agreement dated June 30, 2001, among the Registrant, Blue Keel Funding, LLC, the Liquidity
            Institutions and Fleet National Bank.
10.81(24)   Lease Amendment and Novation Agreement made as of August 31,
            2001, by and between FortuneFirst, LLC, Hynix Semiconductor
            America Inc., and MMC Technology, Inc.
10.82(24)   Termination of Lease Agreement made effective as of
            September 20, 2001, by and between Pratt Land Limited
            Liability Company and Registrant.
10.83(24)   Guaranty made as of September 2, 2001, by Registrant to and for the benefit of CIT Technologies Corporation.
10.84(24)   $12,273,650.11 Promissory Note of MMC Technology, Inc. in
            favor of Hynix Semiconductor America Inc. and assumed by
            Registrant dated September 2, 2001.
10.85(24)   $2,000,000 Promissory Note of Hyundai Electronics America
            (n/k/a Hynix Semiconductor America Inc.) in favor of
            Registrant dated January 5, 2001.
10.86       Employment Offer Letter from Registrant to Michael J.
            Wingert dated October 31, 2001.
10.87       Forms of First Amendment to Executive Retention Incentive
            Agreement and Amended Restated Promissory Note Between
            Registrant and Pantelis Alexopoulos, Michael D. Cordano,
            Phillip C. Duncan, Misha Rozenberg, Glenn H. Stevens, K.H.
            Teh, Paul J. Tufano, Michael J. Wingert, David Beaver and
            Michael R. Cannon, each dated as of November 1, 2001.
10.88       First Amendment to Purchase Agreement between Matshushita
            Kotobuki Electronics Industries, Ltd. And Registrant dated as of November 2, 2001.
10.89       Amended and Restated Receivables Purchase Agreement, dated as of November 15, 2001, among Maxtor Receivables
            Corporation, Registrant, the Purchasers, the Committed
            Purchasers, the Agents and Fleet National Bank.
10.90       Long-term Incentive Plan Offer Letter from Registrant to
            Gerald Schenkkan dated December 5, 2001.
10.91       First Amendment to Amended and Restated Receivables Purchase
            Agreement, dated as of February 15, 2002, among Maxtor
            Receivables Corporation, Registrant, the Purchasers, the
            Committed Purchasers, the Agents and Fleet National Bank.

 EXHIBIT
  NUMBER                            DESCRIPTION
 -------                            -----------
10.92       Second Amendment to Amended and Restated Receivables
            Purchase Agreement dated as of March 15, 2002, among Maxtor
            Receivables Corporation, Registrant, the Conduit Purchasers,
            the Committed Purchasers, the Agents and Fleet National
            Bank.
21.1        List of Subsidiaries.
23.1        Consent of PricewaterhouseCoopers LLP, Independent
            Accountants.

---------------

  * This Exhibit (or portions thereof) has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

 ** Management contract, or compensatory plan or arrangement.

 (1) Incorporated by reference to exhibits of Form 10-Q filed February 8, 1994.

 (2) Incorporated by reference to exhibits of Form 10-K filed June 23, 1995.

 (3) Incorporated by reference to exhibits of Schedule 14D-9 filed November 8, 1995.

 (4) Incorporated by reference to exhibits of Form 10-Q filed February 14, 1996.

 (5) Incorporated by reference to exhibits of Form 8-K filed June 28, 1996.

 (6) Incorporated by reference to exhibits of Form 10-K filed July 1, 1996.

 (7) Incorporated by reference to exhibits of Form 10-Q filed August 13, 1996.

 (8) Incorporated by reference to exhibits of Form 8-K filed September 13, 1996.

 (9) Incorporated by reference to exhibits of Form 10-K filed March 27, 1997.

(10) Incorporated by reference to exhibits of Form 10-Q filed May 13, 1997.

(11) Incorporated by reference to exhibits of Form 10-K filed April 10, 1998.

(12) Incorporated by reference to exhibits to registration statement on Form S-1, File No. 333-56099, filed June 5, 1998, as amended.

(13) Incorporated by reference to exhibits of Form 10-Q filed November 10, 1998.

(14) Incorporated by reference to exhibits of registration statement on Form S-3, File No. 333-69307, filed December 21, 1998, as amended.

(15) Incorporated by reference to exhibits of Form 8-K filed January 20, 1999.

(16) Incorporated by reference to exhibits of Form 8-K filed September 24, 1999.

(17) Incorporated by reference to exhibits of Form 10-Q filed November 16, 1999.

(18) Incorporated by reference to exhibits of Form 10-K filed March 29, 2000.

(19) Incorporated by reference to exhibits of registration statement on Form S-4, File No. 333-51592, filed December 11, 2000, as amended.

(20) Incorporated by reference to exhibit of Form 8-K filed March 2, 2001.

(21) Incorporated by reference to exhibits of Form 10-K filed March 30, 2001, as amended.

(22) Incorporated by reference to exhibits to registration statement on Form S-3, File No. 333-61770, filed May 29, 2001, as amended.

(23) Incorporated by reference to exhibits of Form 10-Q filed August 14, 2001, as amended.

(24) Incorporated by reference to exhibits of Form 10-Q filed November 13, 2001.