Form 10-Q
period 2002-03-30
MAXTOR CORP
filed 2002-05-14
CIK 711039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the period ended March 30, 2002

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

Yes ☒ No ☐

      As of May 8, 2002, 238,822,767 shares of the registrant’s Common Stock, $.01 par value, were issued and outstanding.

MAXTOR CORPORATION

FORM 10-Q

March 30, 2002

INDEX

		Page

PART I FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets — March 30, 2002, and December 29, 2001	3
	Condensed Consolidated Statements of Operations — Three months ended March 30, 2002, and March 31, 2001	4
	Condensed Consolidated Statements of Cash Flows — Three months ended March 30, 2002, and March 31, 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 6.	Exhibits and Reports on Form 8-K	42
Signature Page		43

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

MAXTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 30,	December 29,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$365,475	$379,927
Restricted cash	99,091	98,629
Marketable securities	141,476	167,217
Accounts receivable, net of allowance of doubtful accounts of $25,442 at March 30, 2002 and $21,638 at December 29, 2001	362,538	379,918
Inventories	193,920	185,556
Prepaid expenses and other	46,702	45,606

Total current assets	1,209,202	1,256,853
Property, plant and equipment, net	358,416	366,786
Goodwill	814,863	814,863
Other intangible assets, net	241,225	262,552
Other assets	13,081	14,410

Total assets	$2,636,787	$2,715,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$44,608	$44,160
Accounts payable	637,949	593,263
Accrued and other liabilities	483,090	532,358

Total current liabilities	1,165,647	1,169,781
Deferred taxes	196,479	196,455
Long-term debt, net of current portion	224,637	244,458
Other liabilities	203,828	204,587

Total liabilities	1,790,591	1,815,281
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 244,532,249 shares issued and 239,532,249 shares outstanding at March 30, 2002 and 241,977,795 shares issued and 236,977,795 shares outstanding at December 29, 2001	2,445	2,420
Additional paid-in capital	2,335,098	2,323,885
Deferred stock-based compensation	(2,990)	(3,809)
Accumulated deficit	(1,471,562)	(1,406,524)
Cumulative other comprehensive income	3,205	4,211
Treasury stock (5,000,000 shares) at cost	(20,000)	(20,000)

Total stockholders’ equity	846,196	900,183

Total liabilities and stockholders’ equity	$2,636,787	$2,715,464

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended

	March 30, 2002	March 31, 2001

	(Unaudited)
Net Revenues	$1,044,719	$630,821
Cost of revenues	929,157	541,805

Gross profit	115,562	89,016
Operating expenses:
Research and development	109,002	59,020
Selling, general and administrative	46,097	27,466
Amortization of goodwill and other intangible assets(1)	21,330	2,487

Total operating expenses	176,429	88,973

Income (loss) from operations	(60,867)	43
Interest expense	(6,546)	(2,938)
Interest and other income	3,029	5,756
Other loss	—	(1,286)

Income (loss) before income taxes	(64,384)	1,575
Provision for income taxes	654	236

Net income (loss)	$(65,038)	$1,339

Net income (loss) per share — basic	$(0.27)	$0.01
Net income (loss) per share — diluted	$(0.27)	$0.01
Shares used in per share calculation
— basic	236,956,653	114,865,211
— diluted	236,956,653	118,901,084

(1)	The amount for three months ended March 30, 2002 represents only amortization of other intangible assets.

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended

	March 30,	March 31,
	2002	2001

	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(65,038)	$1,339
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35,826	22,137
Amortization of goodwill and other intangible assets	21,330	2,487
Amortization of deferred and prepaid stock-based compensation related to Quantum HDD acquisition	4,103	—
Stock-based compensation expense	1,491	936
Loss on sale of property, plant and equipment and other assets	1,026	89
Gain on retirement of bond	(1,035)	(857)
Change in assets and liabilities:
Accounts receivable	17,380	81,716
Inventories	(8,364)	(3,697)
Other assets	(4,130)	(7,329)
Accounts payable	39,695	(36,279)
Accrued and other liabilities	(50,006)	(46,567)

Net cash provided by (used in) operating activities	(7,722)	13,975

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	36	57
Purchase of property, plant and equipment	(23,527)	(39,335)
Increase in restricted cash	(462)	—
Proceeds from marketable securities	43,673	65,505
Purchase of marketable securities	(18,678)	(49,594)

Net cash provided by (used in) investing activities	1,042	(23,367)

Cash Flows from Financing Activities:
Principal payments of debt including short-term borrowings	(12,535)	(7,927)
Principal payments under capital lease obligations	(5,803)	—
Repurchase of common stock	(579)	—
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	11,145	4,269

Net cash used in financing activities	(7,772)	(3,658)

Net change in cash and cash equivalents	(14,452)	(13,050)
Cash and cash equivalents at beginning of period	379,927	193,228

Cash and cash equivalents at end of period	$365,475	$180,178

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$8,757	$4,627
Income taxes	$4,817	$285
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$5,184	$5,530
Retirement of debt in exchange for bond redemption	$5,000	$5,000
Change in unrealized loss on investments	$(1,006)	$(72)

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation (“Maxtor” or the “Company”) and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. It is recommended that the interim financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2001 incorporated in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

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

Fiscal Calendar

      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31.

2.     Acquisitions

a.     Quantum HDD

      On April 2, 2001, Maxtor acquired the hard disk drive business of Quantum Corporation (“Quantum HDD”). The acquisition was approved by the stockholders of both companies on March 30, 2001 and was accounted for as a purchase. As of the effective time of the merger, each share of Quantum HDD common stock was converted into 1.52 shares of Maxtor common stock, and each outstanding Quantum HDD option assumed by Maxtor was converted into an option to purchase Maxtor common stock, with appropriate adjustment to the exercise price and share numbers in accordance with the exchange ratio. The total purchase price of $1,269.4 million included consideration of 121.0 million shares of Maxtor’s common stock valued at an average price of $9.40 per common share. The average market price was based on the average closing price for two trading days prior and two trading days subsequent to October 4, 2000, the announcement date of the terms of the merger.

      The total purchase price was determined as follows (in millions):

Value of securities issued	$1,133.5
Assumption of Quantum HDD options	107.1

1,240.6
Transaction costs	28.8

Total purchase price	$1,269.4

      The purchase price allocation was as follows (in millions):

Tangible assets:
Cash and cash equivalents	$315.3
Restricted cash	93.9
Accounts receivable	249.1
Inventories	181.7
Prepaid expenses and other current assets	120.9
Property, plant and equipment	126.4
Other noncurrent assets	21.1

Total tangible assets		$1,108.4

Intangible assets acquired:
Core and other existing technology		286.1
Assembled workforce		43.0
Deferred stock-based compensation		6.8
Goodwill		896.3
In-process research and development		94.7
Liabilities assumed:
Accounts payable	230.0
Accruals and other liabilities	364.3
Deferred taxes	196.2
Long-term debt	132.4
Other long-term liabilities	142.0
Merger-related restructuring costs	101.0

Total liabilities assumed		(1,165.9)

Total purchase price		$1,269.4

      Under purchase accounting rules, the Company recorded $29.2 million for estimated severance pay associated with termination of approximately 700 employees in the United States. In addition, the Company paid and expensed $30.5 million for severance pay associated with termination of approximately 600 Quantum Corporation (“Quantum”) employees. As a result, total severance related costs amounted to $59.7 million and the total number of terminated employees, including Quantum transitional employees was approximately 1,300. The Company also recorded a $59.1 million liability for estimated facility exit costs for the closure of three Quantum HDD offices and research and development facilities located in Milpitas, California, and two Quantum HDD office facilities located in Singapore. The Company also recorded a $12.7 million liability for certain non-cancelable adverse inventory and other purchase commitments.

      The following table summarizes the activity related to the merger-related restructuring costs as of March 30, 2002:

		Severance
	Facility	and	Other
	Costs	Benefits	Costs	Total

	(In millions)
Provision at April 2, 2001	$59.1	$29.2	$12.7	$101.0
Cash Payments	(0.9)	(15.5)	(12.7)	(29.1)

Balance at December 29, 2001	$58.2	$13.7	$—	$71.9
Cash Payments	(2.7)	(7.7)	—	(10.4)

Balance at March 30, 2002	$55.5	$6.0	$—	$61.5

      The unpaid portion of the severance accrual is expected to be paid during 2002. The balance remaining in the facilities exit accrual is expected to be paid over several years based on the underlying lease agreements.

b.     MMC Technology, Inc.

      On September 2, 2001, Maxtor completed the acquisition of MMC Technology, Inc. (“MMC”), a wholly-owned subsidiary of Hynix Semiconductor America Inc. (“Hynix”). MMC, based in San Jose, California, designs, develops and manufactures media for hard disk drives. Prior to the acquisition, sales to Maxtor comprised 95% of MMC’s annual revenues. The primary reason for Maxtor acquiring MMC was to provide the Company with a reliable source of media supply. The acquisition has been accounted for as a purchase with a total cost of $17.9 million, which consisted of cash consideration of $1.0 million, $16.0 million of loan forgiveness and $0.9 million of estimated direct transaction costs. In connection with the acquisition, the Company has also assumed liabilities of $105.7 million, including a $7.3 million note owed by MMC to Hynix, which was non-interest bearing through March 31, 2002, with any balance remaining thereafter bearing interest at nine percent per annum. On January 5, 2001, Hynix issued a promissory note to Maxtor for $2 million in principal amount, representing Hynix’s share of a settlement relating to litigation between Maxtor, Hynix and Stormedia. This note bore interest at 9% per annum, with the payment of principal and interest due on December 31, 2001 (the “Hynix Note”). Hynix and Maxtor agreed that the principal and accrued interest on the Hynix Note as of December 28, 2001 was offset against the principal amount of the Maxtor Note, such that the Hynix Note was fully paid and the Maxtor Note had a principal amount of approximately $5.1 million as of December 29, 2001; as of March 30, 2002, the Maxtor Note continued to have a principal amount of approximately $5.1 million. MMC’s results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition.

      The total purchase price and the purchase price allocation of the MMC acquisition were as follows (in millions):

Cash paid	$1.0
Forgiveness of loan consideration	16.0

17.0
Transaction costs	0.9

Total purchase price	$17.9

      Purchase Price Allocation (in millions):

Total tangible assets		$97.7
Existing technology		4.4
Goodwill		21.1
In-process research and development		0.5
Liabilities assumed:
Accruals and other liabilities	30.6
Capital lease obligations and debt	75.1

Total liabilities assumed		(105.7)

Total purchase price		$17.9

c.     Pro forma disclosure

      The following unaudited proforma consolidated amounts give effect to the acquisitions of Quantum HDD and MMC, excluding the charges for acquired in-process research and development, as if the acquisitions had occurred on January 1, 2001. On a proforma basis, the results of operations of Quantum HDD and MMC are consolidated with the Company’s results for the three months ended March 30, 2002 and March 31, 2001. The proforma amounts do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of each period or of results which may occur in the future.

	Three Months Ended

	March 30,	March 31,
	2002	2001

	(In millions, except share and
	per share amounts)
Revenue	$1,044.7	$1,319.8
Net loss	$(65.0)	$(21.9)
Net loss per share — basic and diluted	$(0.27)	$(0.09)
Shares used in per share calculations:
Basic	236,956,653	234,285,531
Diluted	236,956,653	234,285,531

4.     Restricted Cash

      The Company’s restricted cash balance of $99.1 million at March 30, 2002, is associated with short-term letters of credits (“LOCs”), where the Company has chosen to provide cash security in order to lower the cost of the LOCs.

5.     Supplemental Financial Statement Data

	March 30,	December 29,
	2002	2001

	(In thousands)
Inventories:
Raw materials	$33,923	$36,914
Work-in-process	10,439	9,087
Finished goods	149,558	139,555

	$193,920	$185,556

Accrued and other liabilities:
Income taxes payable	$22,547	$27,740
Accrued payroll and payroll-related expenses	63,482	82,828
Accrued warranty	301,287	313,894
Accrued expenses	95,774	107,896

	$483,090	$532,358

6.     Net Income (Loss) Per Share

      In accordance with the disclosure requirements of Statements of Financial Accounting Standards No. 128, “Earnings per Share” a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations is provided as follows (in thousands, except share and per share amounts):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Numerator — Basic and diluted
Net income (loss)	$(65,038)	$1,339

Net income (loss) available to common stockholders	$(65,038)	$1,339

Denominator
Basic weighted average common shares outstanding	236,956,653	114,865,211
Effect of dilutive securities:
Common stock options	—	2,268,373
Contingently issuable shares	—	1,767,500

Diluted weighted average common shares	236,956,653	118,901,084

Basic net income (loss) per share	$(0.27)	$0.01

Diluted net income (loss) per share	$(0.27)	$0.01

      The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding, as their effects would be antidilutive:

	Three Months Ended

	March 30,	March 31,
	2002	2001

Common stock options	23,569,840	8,129,804
Contingently issuable shares	1,295,362	—

7.     Short-Term Borrowings and Long-Term Debt

      Short-term borrowings and long-term debt consist of the following (in thousands):

	March 30,	December 29,
	2002	2001

5.75% Subordinated Debentures due March 1, 2012	$65,262	$74,262
Economic Development Board of Singapore Loan due March 2004	12,504	16,313
Pro rata portion of Quantum Corporation’s 7% Subordinated Convertible Notes due August 1, 2004	95,833	95,833
Mortgages	36,608	36,926
Hynix Semiconductor America Inc. Note	5,095	5,095
Equipment Loans and Capital Leases	53,943	60,189

	269,245	288,618
Less amounts due within one year	(44,608)	(44,160)

	$224,637	$244,458

      The 5.75% Subordinated Debentures due March 1, 2012 require semi-annual interest payments and annual sinking fund payments of $5.0 million, which commenced March 1, 1998. The Debentures are subordinated in right to payment to all senior indebtedness.

      In September 1999, Maxtor Peripherals (S) Pte Ltd entered into a four-year Singapore dollar denominated loan agreement with the Economic Development Board of Singapore (the “Board”), which is being amortized in seven equal semi-annual installments ending March 2004. As of March 30, 2002, the balance was equivalent to $12.5 million. The Board charges interest at 1% above the prevailing Central Provident Fund lending rate, subject to a minimum of 3.5% per year (3.5% as of March 30, 2002). This loan is supported by a two-year guaranty from a bank. Cash is currently provided as collateral for this guaranty but the Company may, at its option, substitute other assets as security. As part of this arrangement, the Company is subject to two financial covenants, the maintenance of minimum unrestricted cash and a tangible net worth test.

      As of December 29, 2001, the Company determined that it was not in compliance with the tangible net worth covenant under the loan agreement. On February 15, 2002, the Company received a waiver and amendment from the lender for its Singapore loan relating to the tangible net worth covenant. On the same date, the Banks participating in the Company’s asset securitization program (the “Program”) agreed to a first amendment through May 15, 2002 to the Program. In each case, the definition for calculating tangible net worth was amended to include an adjustment associated with the purchase price accounting for the acquisition of Quantum HDD. After giving effect to this first amendment, the Company was in compliance with the tangible net worth covenant.

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

      In connection with the acquisition of the Quantum HDD business, the Company acquired real estate and related mortgage obligations. The term of the mortgages is ten years, at an interest rate of 9.2%, with monthly payments based on a twenty-year amortization schedule, and a balloon payment at the end of the 10-year term, which is September 2006. The outstanding balance at March 30, 2002 was $36.6 million.

      In connection with the acquisition of MMC, the Company assumed certain amortizing equipment loans and capital leases amounting to $53.9 million at March 30, 2002, which have final maturity dates ranging from December 2002 to October 2004 and interest rates averaging 9.9%.

      In connection with the acquisition of MMC, the Company assumed a note for $7.3 million owing to Hynix, which bore no interest through March 31, 2002; thereafter, unpaid principal amounts were to bear interest at 9% per annum (the “Maxtor Note”). On January 5, 2001, Hynix issued a promissory note to Maxtor for $2 million in principal amount, the note bears interest at 9% per annum, with the payment of principal and interest due on December 31, 2001 (the “Hynix Note”). Hynix and Maxtor have agreed that the principal and accrued interest on the Hynix Note as of December 28, 2001 was offset against the principal amount of the Maxtor Note, such that the Hynix Note was fully paid and the Maxtor Note had a principal amount of approximately $5.1 million as of such date; as of March 30, 2002, the principal amount outstanding under the Maxtor Note was approximately $5.1 million.

8.     Comprehensive Income (Loss)

      Cumulative other comprehensive income (loss) on the consolidated balance sheets consists of unrealized loss on investments. Total comprehensive income (loss) for the three months ended March 30, 2002 and March 31, 2001, is presented in the following table (in thousands):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Net income (loss)	$(65,038)	$1,339
Other comprehensive loss — Change in unrealized loss on investments	(1,006)	(72)

Comprehensive income (loss)	$(66,044)	$1,267

9.     Segment, Geography and Major Customers Information

      Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Chief Executive Officer (“CEO”). The CEO reviews financial information for purposes of making operational decisions and assessing financial performance.

      The Company has determined that it has two reportable segments; the hard disk drive group and the network systems group. The Company has a world-wide sales, service and distribution network. Products are marketed and sold through a direct sales force to computer equipment manufacturers, distributors and retailers in the United States, Europe and Asia Pacific.

      The following table presents net revenue and operating income (loss) for each operating segment:

	March 30,	March 31,
	2002	2001

	(In thousands)
Net revenue:
Hard Disk Drive Group	$1,033,411	$626,563
Network Systems Group	11,308	4,258

Total	$1,044,719	$630,821

Operating income (loss):
Hard Disk Drive Group	$(48,554)	$12,278
Network Systems Group	(12,313)	(12,235)

Total	$(60,867)	$43

      The following table presents the reconciliation of segment operating income (loss) to the consolidated income (loss) before provision for (benefit from) income taxes:

	Three Months Ended

	March 30,	March 31,
	2002	2001

	(In thousands)
Total segment operating income (loss)	$(60,867)	$43
Unallocated amounts:
Interest and other income (expense)	(3,517)	2,818
Other loss	—	(1,286)

Income (loss) before provision for (benefit from) income taxes	$(64,384)	$1,575

      Sales to computer equipment manufacturers for the three months ended March 30, 2002 represented 43.1% of total revenue, compared to 69.5% for the corresponding period in fiscal year 2001. Sales to the distribution and retail channels for the three months ended March 30, 2002 represented 56.9% of total revenue, compared to 30.5% in the corresponding period in fiscal year 2001. Sales to one customer represented 9.9% of total revenue in the three months ended March 30, 2002; sales to one customer represented 17.7% of total revenue, in the corresponding period of fiscal year 2001. Only one customer represented over 10% of total revenue in the three months ended March 31, 2001.

      Assets of the segment groups are not meaningful for management of the business or for disclosure.

      Maxtor operations outside the United States primarily consist of its manufacturing facilities in Singapore that produce subassemblies and final assemblies for the Company’s disk drive products. Revenue by destination and long-lived assets information by geographic area for the three months ended March 30, 2002 and March 31, 2001 is presented in the following table (in thousands):

	Three Months Ended		Three Months Ended
	March 30, 2002		March 31, 2001

		Long-lived		Long-lived
	Revenue	Assets	Revenue	Assets

United States and Canada	$394,617	$1,304,650	$288,511	$114,015
Asia Pacific	296,108	121,447	170,981	129,302
Europe	343,185	1,488	144,962	1,029
Latin America and other	10,809	—	26,367	—

Total	$1,044,719	$1,427,585	$630,821	$244,346

      Long-lived assets located within the United States consist primarily of goodwill and other intangible assets which amounted to $1,056.1 million and $1,077.4 million as of March 30, 2002 and December 29, 2001, respectively. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore which amounted to $119.8 million and $128.5 million as of March 30, 2002 and March 31, 2001, respectively.

10.     Asset Securitization

      In July 1998, the Company entered into an accounts receivable securitization program (the “Program”) with a financial institution. On November 15, 2001, the Company amended its asset securitization program to increase the amount available to $300 million from $200 million. The Program allows the Company to sell on a revolving basis an undivided interest in up to $300 million in eligible receivables. The eligible receivables are sold to bank conduits through a bankruptcy-remote special purpose entity which is consolidated for financial reporting purposes.

      The transaction has been accounted for as a sale under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As

of March 30, 2002 and March 31, 2001, the Company has sold $60.0 million and $90.0 million of receivables, respectively under the Program which are reflected as reductions of receivables in the accompanying consolidated balance sheets. As part of this arrangement, the Company is subject to financial covenants including the maintenance of certain financial ratios and a tangible net worth test.

      As of December 29, 2001, the Company determined that it was not in compliance with the tangible net worth covenant under the Program. On February 15, 2002, the Company received a waiver and amendment from the lender for its Singapore loan relating to the tangible net worth covenant. On the same date, the Banks participating in the Company’s asset securitization program (the “Program”) agreed to a first amendment through May 15, 2002 to the Program. In each case, the definition for calculating tangible net worth was amended to include an adjustment associated with the purchase price accounting for the acquisition of Quantum HDD. After giving effect to this first amendment, the Company was in compliance with the tangible net worth covenant.

      On March 15, 2002, the first amendment was superceded by a second amendment reflecting the terms of the first amendment and extending the terms of the amendment for the duration of the Program. At this time the Program was reduced from $300 million to $210 million due to the withdrawal of one of the participating banks.

      The Company receives cash in respect of the interest in its receivables sold. The proceeds were used for working capital purposes and are reflected as operating cash flows in the Company’s statement of cash flows. Delinquent amounts and credit losses related to these receivables were not material at March 30, 2002. Sales of receivables resulted in recognition of expenses of approximately $1.0 million and $1.7 million for the three months ended March 30, 2002 and March 31, 2001, respectively. These expenses are included in interest expense.

11.     Related Party Transactions

      In 1994, Hyundai Electronics Industries “HEI” and certain of its affiliates had purchased 40% of Maxtor’s outstanding common stock for $150.0 million in cash. In early 1996, Hynix, formerly Hyundai Electronics America, or HEA, acquired all of the remaining shares of common stock of Maxtor in a tender offer and merger for $215.0 million in cash and also acquired all of Maxtor’s common stock held by HEI and its affiliates. Maxtor operated as a wholly-owned subsidiary of Hynix until completion of its initial public offering on July 31, 1998, which reduced the ownership interest of Hynix to below 50%. In April 2001 as a result of Maxtor’s acquisition of the Quantum HDD business, Hynix’s ownership in Maxtor was reduced to approximately 17% of the outstanding common stock. As described below, Hynix sold Maxtor shares to the public and to Maxtor in October 2001, reducing Hynix’s ownership to 5.17% at December 29, 2001, and in February 2002, Hynix distributed the balance of its Maxtor shares to the beneficial owners of a trust and is no longer a stockholder of Maxtor.

      On September 2, 2001, Maxtor completed its acquisition of MMC which had previously been a wholly-owned subsidiary of Hynix. MMC, based in San Jose, California, designs, develops and manufactures media for hard disk drives. Prior to the acquisition, sales to Maxtor constituted 95% of MMC’s annual revenues. The primary business reason for Maxtor’s acquisition of MMC was to provide Maxtor with a reliable source of supply of media for hard disk drives. A fairness opinion was delivered to Maxtor’s Board of Directors by a nationally recognized investment banking firm in connection with the MMC acquisition. The fairness opinion concluded that the consideration to be paid by Maxtor for MMC was fair to Maxtor, from a financial point of view. The acquisition of MMC was approved by the Maxtor Board’s Affiliated Transactions Committee and was determined by the Committee to be in the best interests of Maxtor and its stockholders. The Affiliated Transactions Committee was comprised entirely of directors with no relationship with Hynix and its affiliates. The acquisition was accounted for as a purchase with a total cost of $17.9 million, which consisted of cash consideration of $1.0 million, $16.0 million of loan forgiveness, and $0.9 million of estimated direct transaction costs. In connection with the acquisition, Maxtor also assumed liabilities of $105.7 million.

      In connection with the acquisition of MMC Technology, Inc., Maxtor assumed a note for $7.3 million owing to Hynix, which bears no interest through March 31, 2002; thereafter, unpaid principal amounts bear interest at 9% per annum (the “Maxtor Note”). On January 5, 2001, Hynix issued a promissory note to Maxtor for $2 million in principal amount representing Hynix’s share of a settlement relating to litigation between Maxtor and Hynix and Stormedia. This note bore interest at 9% per annum, with the payment of principal and interest due on December 31, 2001 (the “Hynix Note”). Hynix and Maxtor agreed that the principal and accrued interest on the Hynix Note as of December 28, 2001 was offset against the principal amount of the Maxtor Note, such that the Hynix Note was fully paid and the Maxtor Note had a principal amount of approximately $5.1 million as of December 29, 2001; as of March 30, 2002, the principal amount outstanding under the Maxtor Note was approximately $5.1 million.

      Maxtor’s cost of revenue includes certain component parts Maxtor purchased from MMC. These purchases amounted to $38 million for the quarter ended March 31, 2001. In August 1998, Maxtor entered into an agreement with MMC with respect to the pricing of future purchases that provided for pricing discounts in return for a purchase volume commitment based on a percentage of our total media purchases through September 30, 2001 (as described above, Maxtor completed its acquisition of MMC on September 2, 2001). The pricing discounts generally ranged from 2% to 4% off of competitive prices.

      Maxtor’s cost of revenue also includes certain DRAM chip purchases from Hynix Semiconductor, Inc., “HSI,” formerly HEI. The pricing of such DRAM chips is determined pursuant to a bid auction in which Maxtor sets a price and all suppliers are eligible to participate and respond, resulting in pricing at the applicable rate established in such bid auction. Maxtor’s purchases from HSI totaled $26.5 million in fiscal year 1999, $41.6 million in fiscal year 2000 and $19.3 million in fiscal year 2001.

      In October 2001, Hynix sold approximately 23.3 million shares of Maxtor common stock in a registered public offering. At the same time as Hynix’s sale of Maxtor common stock to the public, Maxtor purchased an additional 5.0 million shares of its common stock from Hynix. Maxtor’s purchase of its shares from Hynix was on the same terms as Hynix’s sale of shares to the public at $4 per share for an aggregate purchase price of $20.0 million. The repurchase of its shares was intended to improve Maxtor’s capital structure, increase shareholder returns, and increase the price of Maxtor’s stock. The repurchase of the shares from Hynix was approved by the Maxtor Board’s Affiliated Transaction Committee and determined to be in the best interest of the Company and its stockholders. As a result of Hynix’s sale of its Maxtor shares to the public and to Maxtor, in October 2001, and Hynix’s distribution of its remaining shares to the beneficial owners of a trust in February 2002, Hynix is no longer a stockholder of Maxtor.

      Pursuant to a sublicense agreement with HEI, Maxtor is obligated to pay a portion of an IBM license royalty fee otherwise due from HEI. Such payments are due in annual installments through 2007, and are based upon the license fee separately negotiated on an arms’ length basis between HEI and IBM. For the years ended January 1, 2000, December 30, 2000 and December 29, 2001, Maxtor recorded $1.9 million of expenses each year in connection with this obligation.

      Hynix is an unconditional guarantor of one of Maxtor’s facilities lease in Milpitas, California. The aggregate rent under the lease was $3.24 million per annum in each of the years ended January 1, 2000, December 30, 2000 and December 29, 2001. The lease rate was established by arms’ length negotiations with the lessor based on applicable market rates. The lease expired March 31, 2002 and was not extended.

12.     Contingencies

      Prior to the Company’s acquisition of the Quantum HDD business, Maxtor, on the one hand, and Quantum and MKE, on the other hand, were sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Papst’s complaint against Quantum and MKE was filed on July 30, 1998, and Papst’s complaint against Maxtor was filed on March 18, 1999. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with several other pending litigations involving the Papst patents. The matters will be transferred back to the District Court for the Northern District of California for trial. Papst’s infringement allegations are based on spindle motors that Maxtor and Quantum purchased from third party motor vendors, including MKE, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of the spindle motors used in our hard disk drives from vendors that were licensed under the Papst patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under the Papst patents, including MKE. As a result of Maxtor’s acquisition of the Quantum HDD business, the Company assumed Quantum’s potential liabilities to Papst arising from the patent infringement allegations Papst asserted against Quantum. Papst and MKE recently entered into an agreement to settle Papst’s pending patent infringement claims against MKE. That agreement includes a license of the Papst patents to MKE which might provide Quantum, and thus Maxtor, with additional defenses to Papst’s patent infringement claims.

      The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, the Company cannot assure that it will be able to successfully defend itself against this or any other Papst lawsuit. The Papst complaint asserts claims to an unspecified dollar amount of damages. A favorable outcome for Papst in this lawsuit could result in the issuance of an injunction against Maxtor and its products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, Maxtor also could be required to pay treble damages and Papst’s attorney’s fees. Accordingly, a litigation outcome favorable to Papst could harm Maxtor’s business, financial condition and operating results. Management believes that it has valid defenses to the claims of Papst and is defending this matter vigorously.

      In addition to the Papst lawsuit, a complaint was filed by Cambrian Consultants on May 22, 2001 in the United States District Court for the Central District of California against Maxtor, alleging infringement of U.S. Patent No. 4,371,903. On March 7, 2002, this matter was finally and fully settled on terms favorable to Maxtor. A dismissal with prejudice was entered on March 13, 2002.

13.     Goodwill and Other Intangible Assets

      On December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

      The Company ceased amortizing goodwill totaling $814.9 million as of the beginning of fiscal 2002, including $31.1 million of acquired workforce intangibles previously classified as purchased intangible assets.

      Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to seven years. The Company expects amortization expense on purchased intangible assets to be $62.8 million for the remainder of fiscal 2002, $82.3 million in fiscal 2003, $37.1 million in fiscal 2004, $22.0 million in fiscal 2005, and $5.9 million in fiscal 2006, at which time purchased intangible assets will be fully amortized.

      The Company will also be required to perform a transition impairment analysis. Any impairment resulting from these transition tests is anticipated to be recorded as of December 30, 2001 and will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment tests. The Company is currently in the process of completing the transitional impairment analysis, which it expects to complete by June 30, 2002. In addition, the Company will be required to perform an annual impairment test, which it expects to perform in the third quarter of each year.

      The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had the standard been in effect for the three months ended March 31, 2001 (in thousands, except per share amounts):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Net income (loss) — as reported	$(65,038)	$1,339
Adjustments:
Amortization of goodwill	—	1,684
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	—	36

Net adjustments	—	1,720

Net income (loss) — adjusted	$(65,038)	$3,059

Basic and diluted net income (loss) per share — as reported	$(0.27)	$0.01
Basic and diluted net income (loss) per share — adjusted	$(0.27)	$0.03

14.     Recent Accounting Pronouncements

      In June 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-25 (“EITF 00-25”), “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s income statement. EITF 00-25 is effective for the interim and year-end periods beginning after December 15, 2001. The adoption of EITF 00-25 did not have a significant impact on Maxtor’s financial statements.

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

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations or lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company is currently assessing the impact of SFAS 143 on its financial statements.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets.” The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement 121 (“SFAS 121”), “Accounting for the Impairment of Long-lived assets to be Disposed of,” and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS 144 supercedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 did not have a significant impact on Maxtor’s financial statements.

      On April 30 2002, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13,

and Technical Corrections. FAS 145 rescinds both FASB Statement No. 4 (SFAS 4), Reporting Gains and Losses from Extinguishment of Debt, and the amendment to FAS 4, FASB Statement No. 64 (SFAS 64), Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, FAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the financial statements, (2) is subject to FASB Statement No. 66, Accounting for Sales of Real Estate, if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The Company is currently assessing the impact of SFAS 145 on its financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.

      This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements. In this report, the words “anticipates,” “believe,” “expect,” “intend,” “may,” “will,” “should,” “plan,” “estimate,” “predict,” “potential,” “future,” “continue,” or similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Performance” and elsewhere in this report.

Overview

      Maxtor Corporation (“Maxtor” or the “Company”) was founded in 1982 and completed an initial public offering of common stock in 1986. In the mid-1980’s, we were a leading technology innovator in the hard disk drive industry. As is true today, the hard disk drive industry during the 1980’s was intensely competitive and characterized by rapid technological change, rapid rates of product and technology obsolescence, changing customer requirements, dramatic shifts in market share and significant erosion of average selling prices. In an effort to mitigate the risks associated with these factors, we pursued all major product segments in the hard disk drive market, utilizing multiple product families and technology platforms. This costly strategy added significant complexity to the business, which caused us to delay or miss a number of key product introductions and ultimately led to the deterioration of our overall financial condition. As a result of this deterioration, we sold 40% of our outstanding common stock to Hyundai Electronics Industries (now Hynix Semiconductor Inc.) and its affiliates in 1994.

      In early 1996, Hyundai Electronics America (Hynix Semiconductor America, Inc. — “Hynix”) acquired all of the remaining publicly held shares of our common stock as well as all of our common stock then held by Hynix Semiconductor Inc. and its affiliates. Shortly thereafter, Hynix invested in renewed efforts to revitalize

Maxtor. In July 1996, we hired a new management team, headed by Michael R. Cannon, our current President and Chief Executive Officer and a 20-year veteran of the hard drive industry, to lead our turnaround and capture business at leading desktop computer manufacturers.

      In the third quarter of 1998, we completed a public offering of approximately 49.7 million shares of our common stock. We received net proceeds of approximately $328.8 million from the offering.

      In February 1999, we completed a public offering of 7.8 million shares of our common stock. We received net proceeds of approximately $95.8 million from the offering. We used a portion of the proceeds from the offering to prepay, without penalty, outstanding aggregate principal indebtedness of $55.0 million owing to Hynix under a subordinated note.

      In September 1999, we acquired privately held Creative Design Solutions, Inc. (“CDS”), a participant in the emerging network attached storage market. The acquisition of CDS helped us to transition from only being a supplier of hard disk drives for the desktop personal computer market to also being positioned to provide storage solutions that deliver price and performance values in networked environments.

      On April 2, 2001, we completed our acquisition of Quantum Corporation’s Hard Disk Drive Group (“Quantum HDD”). The primary reason for our acquisition of Quantum HDD was to create a stronger, more competitive company, with enhanced prospects for continued viability in the storage industry. For additional information regarding the Quantum HDD acquisition, see note 2 of the Notes to Consolidated Financial Statements.

      On September 2, 2001, we completed the acquisition of MMC Technology, Inc. (“MMC”), a wholly-owned subsidiary of Hynix. MMC, based in San Jose, California, designs, develops and manufactures media for hard disk drives. Prior to the acquisition, sales to Maxtor comprised 95% of MMC’s annual revenues. The primary reason for our acquisition of MMC was to provide us with a reliable source of supply of media. For additional information regarding the MMC acquisition, see note 2 of the Notes to Consolidated Financial Statements and “Related Party Transactions” below.

      On October 9, 2001, Hynix sold 23,329,843 shares (including exercise of the underwriters’ over-allotment) of Maxtor common stock in a registered public offering. Maxtor did not receive any proceeds from Hynix’s sale of Maxtor stock to the public. In addition, at the same time and on the same terms as Hynix’s sale of Maxtor stock to the public, we repurchased 5.0 million shares from Hynix for an aggregate purchase price of $20.0 million. These repurchased shares are being held as treasury shares. See “Related Party Transactions” below. In February 2002, Hynix distributed all of its remaining Maxtor shares to the beneficial owners of a trust and is no longer a stockholder of Maxtor.

Results of Operations

     Revenue and Gross Profit

	Three Months Ended

	March 30, 2002	March 31, 2001	Change

	(Unaudited)

	(In millions)
Total revenue	$1,044.7	$630.8	$413.9
Gross profit	$115.6	$89.0	$26.6
Net income (loss)	$(65.0)	$1.3	$(66.3)
As a percentage of revenue:
Total revenue	100.0%	100.0%
Gross profit	11.1%	14.1%
Net income (loss)	(6.2)%	0.2%

     Revenue

      Revenue in the three months ended March 30, 2002 was $1,044.7 million, compared to $630.8 million in the three months ended March 31, 2001, an increase of 65.6%. Total shipments for the three months ended March 30, 2002 were 13.7 million units, which was 7.0 million units, or 104.5%, higher as compared to the three months ended March 31, 2001. Revenue and units increased substantially in the three months ended March 30, 2002, compared to the corresponding period in fiscal year 2001, primarily as a result of our acquisition of the Quantum HDD business. However, revenue did not increase at the same rate as unit shipments in the three months ended March 30, 2002. This was mainly due to the continued decline in average selling prices primarily due to a shift in product sales to single platter devices, as well as continued quarterly pricing reduction. We have historically experienced seasonal fluctuation in sales volume with a decline typically occurring in the second quarter of the year. We believe demand in the desktop computer market will strengthen later in the current year as next generation products are introduced and consumers refresh personal computers over the course of the year.

      Revenues on a proforma basis (as if the Quantum HDD business had been acquired on January 1, 2001) were $1,044.7 million and $1,281.4 million for the three months ended March 30, 2002 and March 31, 2001, respectively. On a pro forma basis, the percentage decrease was 18.5% in the three months ended March 30, 2002 compared to the corresponding period in fiscal year 2001, primarily reflecting the slowdown in demand for hard disk drives and the continued pricing pressures in the market.

      Sales to the top five customers represented 33.2% and 39.4% of revenue in the three months ended March 30, 2002 and March 31, 2001, respectively. Sales to one customer were 9.9% of revenue in the three months ended March 30, 2002; sales to one customer represented 17.7% of total revenue for the corresponding period in fiscal year 2001, and this was the only customer with over 10% of revenue in this period.

      Revenue from sales to computer equipment manufacturers represented 43.1% and 69.5% in the three months ended March 30, 2002 and March 31, 2001, respectively. Revenue from sales to the distribution channel and retail customers represented 56.9% and 30.5% for the three months ended March 30, 2002 and March 31, 2001, respectively. The increase in revenue from sales to the distribution channel is primarily reflective of the current desktop PC market and our effort to accommodate the growth of non-branded customers. Additionally, the increase is partially due to our acquisition of the Quantum HDD business in April 2001.

      Domestic revenue represented 37.9% and 45.7% of total sales in the three months ended March 30, 2002 and March 31, 2002, respectively. International revenue represented 62.1% and 54.3% of total sales in the three months ended March 30, 2002 and March 31, 2001, respectively. Revenue from international sales increased primarily as a result of our stronger presence in Europe and Asia Pacific as a result of the acquisition of the Quantum HDD business. Sales to Europe represented 32.8% of total revenue in the three months ended March 30, 2002, compared to 23.0% of total revenue for the corresponding period in fiscal year 2001. In absolute terms, Europe sales increased 136.7% in the three months ended March 30, 2002, compared to the corresponding period in fiscal year 2001. Sales to Asia Pacific represented 28.3% of total revenue in the three months ended March 30, 2002, compared to 27.1% of total revenue for the corresponding period in fiscal year 2001. In absolute terms, Asia Pacific sales increased 73.2% in the three months ended March 30, 2002, compared to the corresponding period in fiscal year 2001. We plan to continue building our sales efforts in Europe and Asia Pacific over the course of the year.

     Gross Profit

      Gross profit increased to $115.6 million in the three months ended March 30, 2002, compared to $89.0 million for the corresponding period in fiscal year 2001. As a percentage of revenue, gross profit decreased to 11.1% in the three months ended March 30, 2002 from 14.1% in the corresponding period of fiscal year 2001. The decrease in gross profit was primarily due to the decrease in the average selling price compared to the average unit cost. Competitive pricing pressures contributed to the overall decrease in average selling price and gross margin in the first quarter of fiscal year 2002 and we expect such pressure to continue in the second quarter of 2002. As we complete the integration of our product development efforts associated with our acquisition of the Quantum HDD business, we expect to achieve cost benefits and efficiencies which could favorably impact our gross margins, although we expect a negative impact on gross margin in the second quarter of fiscal year 2002 from the transition of the manufacturing of desktop drive products from MKE to the Maxtor Singapore manufacturing facility.

     Operating expenses

	Three Months Ended

	March 30, 2002	March 31, 2001	Change

	(Unaudited)

	(In millions)
Research and development	$109.0	$59.0	$50.0
Selling, general and administrative	$46.1	$27.5	$18.6
Amortization of goodwill and other intangible assets	$21.3	$2.5	$18.8
As a percentage of revenue:
Research and development	10.4%	9.4%
Selling, general and administrative	4.4%	4.4%
Amortization of goodwill and other intangible assets	2.0%	0.4%

     Research and Development (“R&D”)

      R&D expense in the three months ended March 30, 2002 was $109.0 million, or 10.4% of revenue, compared to $59.0 million, or 9.4% of revenue, in the corresponding period in fiscal year 2001. The increase in R&D expense was primarily due to the inclusion of Quantum HDD expenses, which were not included in the prior year period as the acquisition occurred on April 2, 2001. The increase also reflects the inclusion of MMC expenses, our on-going effort to maintain leadership products to address the requirements of the PC desktop market and our continued investments to expand our product portfolio in the Network Systems Group.

      As a result of the Quantum HDD acquisition, R&D expense includes stock-based compensation charges of $0.6 million in the three months ended March 30, 2002, resulting from options we issued to Quantum employees who joined Maxtor in connection with the merger on April 2, 2001. Additionally, R&D expense in the three months ended March 30, 2002 includes $2.8 million of stock-based compensation amortization for Quantum DSS shares issued to Quantum employees who joined Maxtor in connection with the merger. The following table summarizes the effect of these merger-related charges:

	Three Months Ended

	March 30,	March 31,
	2002	2001

	(In millions)
R&D expense	$109.0	$59.0
Stock-based compensation expense	(0.6)	—
Amortization related to DSS restricted shares	(2.8)	—

	$105.6	$59.0

     Selling, General and Administrative (“SG&A”)

      SG&A expense in the three months ended March 30, 2002 was $46.1 million, or 4.4% of revenue, compared to $27.5 million, or 4.4% of revenue, in the corresponding period in fiscal year 2001. The increase in absolute dollars in SG&A expense was primarily due to the inclusion of Quantum HDD’s and MMC’s SG&A expenses.

      As a result of the Quantum HDD acquisition, SG&A expense includes stock-based compensation charges of $0.2 million in the three months ended March 30, 2002, resulting from options we issued to Quantum employees who joined Maxtor in connection with the merger on April 2, 2001. Additionally, SG&A expense in the three months ended March 30, 2002 includes $1.0 million of stock-based compensation amortization for Quantum DSS shares issued to Quantum employees who joined Maxtor in connection with the merger. The following table summarizes the effect of these merger-related charges:

	Three Months Ended

	March 30,	March 31,
	2002	2001

	(In millions)
SG&A expense	$46.1	$27.5
Stock-based compensation expense	(0.2)	—
Amortization related to DSS restricted shares	(1.0)	—

	$44.9	$27.5

     Stock-based Compensation

      On April 2, 2001, as part of our acquisition of the Quantum HDD business, we assumed the following options and restricted stock:

•	All Quantum HDD options and Quantum HDD restricted stock held by employees who accepted offers of employment with Maxtor, or “transferred employees,” whether or not options or restricted stock have vested;

•	Vested Quantum HDD options and vested Quantum HDD restricted stock held by Quantum employees whose employment is terminated prior to the separation, or “former service providers”; and

•	Vested Quantum HDD restricted stock held by any other individual.

      In addition, Maxtor assumed vested Quantum HDD options held by Quantum employees who will continue to provide services during a transitional period, or “transitional employees.” The outstanding options to purchase Quantum HDD common stock held by transferred employees and vested options to purchase Quantum HDD common stock held by former Quantum employees, consultants and transition employees were assumed by Maxtor and converted into options to purchase Maxtor common stock according to the exchange ratio of 1.52 shares of Maxtor common stock for each share of Quantum HDD common stock. Vested and unvested options for Quantum HDD common stock assumed in the acquisition represented options for 7,650,965 shares and 4,655,236 shares of Maxtor common stock, respectively.

      Included in R&D expenses and SG&A expenses are charges for amortization of stock-based compensation resulting from both Maxtor options and options issued by Quantum to employees who joined Maxtor in connection with the acquisition on April 2, 2001. Stock compensation charges were as follows:

	Three Months Ended

	March 30,	March 31,
	2002	2001

	(In millions)
Cost of revenue	$0.1	$0.1
Research and development	0.7	0.1
Selling, general and administrative	0.7	0.6

Total stock-based compensation expense	$1.5	$0.8

      In addition, Quantum Corporation issued restricted DSS shares to Quantum employees who joined Maxtor in connection with the acquisition in exchange for the fair value of DSS options held by such employees. A portion of the acquisition purchase price has been allocated to this deferred stock-based compensation, recorded as prepaid expense, and is amortized to expenses over the vesting period as the vesting of the shares are subject to continued employment with Maxtor. Amortization as of March 30, 2002 was as follows:

	Three Months Ended

	March 30,	March 31,
	2002	2001

	(In millions)
Cost of revenue	$0.3	$—
Research and development	2.8	—
Selling, general and administrative	1.0	—

Total amortization related to DSS restricted shares	$4.1	$—

     Amortization of Goodwill and Other Intangible Assets

      Amortization of other intangible assets represents the amortization of customer list and other current products and technology, arising from our acquisitions of CDS in September 1999, the Quantum HDD business in April 2001 and MMC in September 2001. Amortization of other intangible assets increased to $21.3 million in the three months ended March 30, 2002 compared to $0.8 million in the three months ended March 31, 2001 primarily as a result of the Quantum HDD business and MMC acquisitions. The three months ended March 31, 2001 reflects $1.7 million of goodwill amortization. On December 30, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. In compliance with SFAS No. 142:

•	On December 30, 2001, we reclassified $31.1 million in workforce assets to goodwill and we ceased amortizing the resulting net goodwill balance of $814.9 million. Accordingly, there are no charges for the amortization of goodwill in 2002 or thereafter.

•	The net book value of goodwill will be reviewed for impairment annually and whenever there is indication that the value of the goodwill may be impaired. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.

•	We will also be required to perform a transition impairment analysis. We are currently in the process of completing the transitional impairment analysis, which we expect to complete by June 30, 2002. In addition, we will be required to perform an annual impairment test, which we expect to perform in the third quarter of each year.

•	The amortization of intangible assets incurred in the three months ended March 30, 2002 primarily related to the amortization of other intangible assets. Other intangibles comprising customer list and purchased technology resulting from our acquisitions of CDS, the Quantum HDD business and MMC Technology will continue to be amortized. The net book value of these intangibles at March 30, 2002 was $241.2 million and amortization for the three months ended March 30, 2002 was $21.3 million.

     Interest Expense and Interest Income

	Three Months Ended

	March 30,	March 31,
	2002	2001	Change

	(Unaudited)

	(In millions)
Interest expense	$6.5	$2.9	$3.6
Interest and other income	$3.0	$5.8	$(2.8)
Other loss	$—	$1.3	$(1.3)
As a percentage of revenue:
Interest expense	0.6%	0.5%
Interest and other income	0.3%	0.9%
Other loss	0.0%	0.2%

     Interest Expense

      Interest expense increased by $3.6 million in the first quarter of 2002 compared to the corresponding period in fiscal year 2001. The increase was primarily due to the debt assumed in conjunction with the acquisitions of MMC and the Quantum HDD business and the obligation to reimburse Quantum for interest due on the Quantum HDD pro rata portion of Quantum’s convertible subordinated notes in connection with the acquisition of the Quantum HDD business. Total short-term and long-term outstanding borrowings were $269.2 million as of March 30, 2002 compared to $98.9 million as of March 31, 2001.

     Interest and Other Income

      Interest and other income decreased $2.8 million in the first quarter of 2002 compared to the corresponding period in fiscal year 2001. The decrease was principally due to lower returns on cash investment portfolios resulting from a reduction in short-term interest rates. Total cash and cash equivalents, restricted cash and marketable securities were $606.0 million as of March 30, 2002 compared to $348.6 million as of March 31, 2001.

     Provision for income taxes

	Three Months Ended

	March 30,	March 31,
	2002	2001	Change

	(Unaudited)

	(In millions)
Income (loss) before provision for income taxes	$(64.4)	$1.6	$(66.0)
Provision for income taxes	$0.6	$0.2	$0.4

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

      We were part of the HEA consolidated group for federal income tax returns for periods from early 1996 to August 1998 (the “Affiliation Period”). As a member of the HEA consolidated group, the Company was subject to a tax allocation agreement. During the Affiliation Period, for financial reporting purposes, our tax loss was computed on a separate tax return basis and, as such, we did not record any tax benefit in its financial statements for the amount of the net operating loss included in the HEA consolidated income tax return.

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

      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s merger with Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the split-off, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We must also indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods before the split-off, limited in the aggregate to $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross-up payment. The Company recorded approximately $142.0 million in other liabilities associated with Maxtor’s agreement to reimburse Quantum Corporation for income tax liabilities for certain years prior to the acquisition of the Quantum HDD business by Maxtor.

      We purchased a $340 million insurance policy covering the risk that the split-off of the Quantum HDD business from Quantum DSS could be determined to be subject to federal income tax or state income or franchise tax. Under the “Tax Sharing and Indemnity Agreement,” the Company agreed to indemnify Quantum for the amount of any tax payable by Quantum as a result of the split-off to the extent such tax is not covered by such insurance policy, unless imposition of the tax is the result of Quantum’s actions, or acquisitions of Quantum stock, after the split-off. The amount of the tax not covered by insurance could be substantial. In addition, if it is determined that Quantum owes federal or state tax as a result of the split-off and the circumstances giving rise to the tax are covered by our indemnification obligations, the Company will be required to pay Quantum the amount of the tax at that time, whether or not reimbursement may be allowed under our tax insurance policy.

      We recorded approximately $196.4 million of deferred tax liabilities in connection with the acquisition of the Quantum HDD business in April 2001. The deferred taxes were recorded principally to reflect the taxes which would become payable upon the repatriation of the cash which was invested abroad by Quantum HDD as of April 1, 2001.

Liquidity and Capital Resources

     Cash and Cash Equivalents

      Cash, cash equivalents, marketable securities and restricted cash were $606.0 million at March 30, 2002 compared to $645.8 million at December 29, 2001. The Company’s restricted cash balance at March 30, 2002 was $99.1 million, which is pledged as collateral for certain stand-by letters of credit issued by commercial banks. We have a net deferred tax liability of $196.4 million, which could become payable upon repatriation of the cash invested abroad.

      Operating activities used cash of $6.7 million in the three months ended March 30, 2002. Uses of cash from operating activities reflect our net loss of $65.0 million offset by adjustments for depreciation, amortization of intangible assets and other non-cash adjustments of $63.8 million. Sources of cash from operating activities also include a $39.7 million increase in accounts payable primarily due to higher material intake and a $17.4 million decrease in accounts receivable. This was partially offset by a $50.0 million decrease in accrued and other liabilities in part due to merger-related payments and $12.5 million increase in inventory and other current assets.

      Net cash provided by investing activities was $1.0 million in the three months ended March 30, 2002. Investing activities primarily reflects the receipt of $25.0 million in proceeds from the sale of marketable securities (net of purchases), and investments made in property plant and equipment of $23.5 million. We expect that our investments in property, plant and equipment in 2002 will be approximately $200.0 million, primarily to fund manufacturing upgrades and expansion, product development and updating our information technology systems.

      Net cash used in financing activities was $8.8 million during the quarter ended March 30, 2002, primarily reflecting the repayment of debt and lease obligations and purchase of publicly traded debt in the aggregate amount of $19.4 million, offset by proceeds from employee stock purchases and stock options exercised of $11.1 million.

     Certain Financing Activities

      Future payments due under debt and capital lease obligations as of March 30, 2002 are reflected in the following table (in thousands):

			Pro rata Portion
		Economic	of Quantum
	5.75%	Development	Corporation’s 7%			Equipment
	Subordinated	Board of	Subordinated		Hynix	Loans and
	Debentures due	Singapore Loan	Convertible Notes		Semiconductor	Capital
	2012(1)	due March 2004(2)	due 2004(3)	Mortgages(4)	America Inc. Note	Leases(5)	Total

Fiscal Year Ending
2002 (remaining nine months)	$—	$3,126	$—	$1,000	$5,095	$19,567	$28,788
2003	5,000	6,252	—	1,444	—	21,242	33,938
2004	5,000	3,126	95,833	1,583	—	13,134	118,676
2005	5,000	—	—	1,734	—	—	6,734
2006	5,000	—	—	30,847	—	—	35,847
Thereafter	45,262	—	—	—	—	—	45,262

Total	$65,262	$12,504	$95,833	$36,608	$5,095	$53,943	$269,245

(1)	For the remainder of fiscal year 2002 through fiscal year 2012, we will make interest payments of $30.5 million.

(2)	For the remainder of fiscal year 2002 through fiscal year 2004, we will make interest payments of $0.5 million.

(3)	For the remainder of fiscal year 2002 through fiscal years 2003 and 2004, we will make interest payments of $15.7 million.

(4)	For the remainder of fiscal year 2002 through fiscal year 2006, we will make interest payments of $14.0 million.

(5)	For the remainder of fiscal year 2002 through fiscal years 2003 and 2004, we will make interest payments of $5.9 million.

      The Company did not enter into any significant operating lease obligations during the three month period ended March 30, 2002. For additional information regarding the Company’s operating lease obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

      In July 1998, we entered into an accounts receivable securitization program (the “Program”) with a group of commercial banks (the “Banks”). On November 15, 2001, we amended and restated the Program, extending the Program for another three years and increasing the available size of the Program from $200 million to $300 million. Under the Program, we sell our U.S. and Canadian accounts receivable via a special purpose entity, Maxtor Receivables Corporation (“MRC”). MRC, our wholly-owned subsidiary, sells the Banks an ownership interest in our accounts receivable on a revolving basis, in an amount determined by an “eligible” pool of receivables. The Banks’ purchases of interests in our accounts receivable results in the amount of the purchases being excluded from our consolidated accounts receivable, and the proceeds of the sale being included in our consolidated cash balance. The Banks had purchased a $60.0 million interest in our accounts receivable under this Program at March 30, 2002.

      We are subject to certain defined “Liquidation Events” under this Program, including a minimum tangible net worth test and a requirement to maintain a specified minimum unrestricted cash balance. Our Singapore Loan is subject to two financial covenants, including a minimum tangible net worth test, the calculation of which is the same as defined in the Program, and a minimum consolidated cash balance requirement. As of December 29, 2001, we concluded that we would not be in compliance with our tangible net worth covenant under the Program and under the Singapore loan. We were, however, in compliance with the minimum cash balance requirements under the Program and the Singapore loan.

      On February 15, 2002, we received a waiver and amendment from the lender for the Singapore loan relating to the tangible net worth covenant. On the same date, the Banks participating in the Program agreed to a first amendment through May 15, 2002 to the Program. In each case, the definition for calculating tangible net worth was amended to include an adjustment associated with the purchase price accounting for the acquisition of the Quantum HDD business. After giving effect to this first amendment, we were in compliance with the tangible net worth covenant.

      On March 15, 2002, the first amendment was superceded by a second amendment reflecting the terms of the first amendment and extending the terms of the first amendment for the duration of the Program. At this time the Program was reduced from $300 million to $210 million due to the withdrawal of one participating bank. We, at our discretion, can seek additional banks to expand the facility back to $300 million. However, there is no assurance that a particular level of expansion can be achieved. We do not expect that the reduction in the size of the Program will have any adverse impact on our liquidity. In 2001, the Banks’ monthly purchases of interests in our receivables under the Program fluctuated between $45.2 million and $150.0 million and averaged $103.9 million. We expect that the Program will be similarly used in 2002.

      If a Liquidation Event were to occur, the Banks would be entitled to all cash collections on our accounts receivables in the United States until its net investment had been recovered. We do not expect that such an event by itself would have a significant adverse impact on our liquidity, given the fact that we believe the Banks’ net investment would be satisfied shortly following such Liquidation Event, based on our historical collection rate of receivables. However, we would no longer have access to the Program following such Liquidation Event although we do not expect that the unavailability of the Program would have a material adverse effect on our liquidity.

      In the event that a default occurs in a financial covenant under our Singapore loan, and we do not receive a waiver we may be required to repay the loan earlier than anticipated; however, we do not expect that such an earlier repayment of the Singapore loan would have a material adverse impact on our liquidity. After a scheduled payment of $3.8 million in principal in the quarter ended March 30, 2002, the outstanding principal amount under our Singapore loan was $12.5 million. The loan is adequately collateralized.

     Related Party Transactions

      In 1994, Hyundai Electronics Industries “HEI” and certain of its affiliates had purchased 40% of our outstanding common stock for $150.0 million in cash. In early 1996, Hynix, formerly Hyundai Electronics America, or HEA, acquired all of the remaining shares of our common stock in a tender offer and merger for $215.0 million in cash and also acquired all of our common stock held by HEI and its affiliates. We operated as a wholly-owned subsidiary of Hynix until completion of our initial public offering on July 31, 1998, which reduced the ownership interest of Hynix to below 50%. In April 2001 as a result of our acquisition of the Quantum HDD business, Hynix’s ownership in Maxtor was reduced to approximately 17% of the outstanding common stock. As described below, Hynix sold Maxtor shares to the public and to us in October 2001, reducing Hynix’s ownership to 5.17% at December 29, 2001 and distributed the balance of Maxtor shares to the beneficiaries of the DECS Trust in February 2002, and accordingly is no longer an investor in Maxtor.

      On September 2, 2001, we completed our acquisition of MMC which had previously been a wholly-owned subsidiary of Hynix. MMC, based in San Jose, California, designs, develops and manufactures media for hard disk drives. Prior to the acquisition, sales to Maxtor constituted 95% of MMC’s annual revenues. The primary business reason for our acquisition of MMC was to provide us with a reliable source of supply of media for hard disk drives. A fairness opinion was delivered to Maxtor’s Board of Directors by a nationally recognized investment banking firm in connection with the MMC acquisition. The fairness opinion concluded that the consideration to be paid by Maxtor for MMC was fair to Maxtor, from a financial point of view. The acquisition of MMC was approved by the Maxtor Board’s Affiliated Transactions Committee and was determined by the Committee to be fair to and in the best interests of Maxtor and its stockholders. The Affiliated Transactions Committee was comprised entirely of directors with no relationship with Hynix and its affiliates. The acquisition was accounted for as a purchase with a total cost of $17.9 million, which consisted of cash consideration of $1 million, $16 million of loan forgiveness, and $0.9 million of estimated direct transaction costs. In connection with the acquisition, we also assumed liabilities of $105.7 million. As part of these liabilities, we assumed a note for $7.3 million owing to Hynix, which bears no interest through March 31, 2002; thereafter, unpaid principal amounts bear interest at 9% per annum (the “Maxtor Note”). On January 5, 2001, Hynix issued a promissory note to Maxtor for $2 million in principal amount, representing Hynix’s share of a settlement relating to litigation between Maxtor, Hynix and Stormedia. This note bore interest at 9% per annum, with the payment of principal and interest due on December 31, 2001 (the “Hynix Note”). Hynix and Maxtor agreed that the principal and accrued interest on the Hynix Note as of December 28, 2001 was offset against the principal amount of the Maxtor Note, such that the Hynix Note was fully paid and the Maxtor Note had a principal amount of approximately $5.1 million as of December 29, 2001; as of March 31, 2002, the Maxtor Note continued to have a principal amount of $5.1 million. As a result of the MMC acquisition, MMC’s results of operations are included in our financial statements from the date of acquisition.

      In October 2001, Hynix sold approximately 23.3 million shares of Maxtor common stock in a registered public offering. At the same time as Hynix’s sale of Maxtor common stock to the public, we purchased an additional 5.0 million shares of its common stock from Hynix. Our purchase of our shares from Hynix was on the same terms as Hynix’s sale of shares to the public at $4 per share for an aggregate purchase price of $20.0 million. The repurchase of our shares was intended to improve our capital structure, increase shareholder returns, and increase the price of our stock. The repurchase of the shares from Hynix was approved by the Maxtor Board’s Affiliated Transaction Committee and determined to be in the best interest of Maxtor and its stockholders. As a result of Hynix’s sale of its Maxtor shares to the public and to Maxtor, Hynix’s ownership in Maxtor was reduced to 5.17% of the outstanding common stock as of December 29, 2001. In February 2002, Hynix distributed all of its remaining shares of Maxtor common stock to the beneficiaries of the DECS trust and thus is no longer a stockholder of Maxtor.

      In connection with the acquisition of MMC, we assumed equipment loans and capital leases. As of March 30, 2002, there was $53.9 million outstanding under these obligations, which have maturity dates ranging from December 2001 to October 2004 and interest rates averaging 9.9%. Hynix is continued as a guarantor on these leases. As a result of the MMC acquisition, MMC’s results of operations are included in our financial statements from the date of acquisition.

      Our cost of revenue includes certain component parts Maxtor purchased from MMC. These purchases amounted to $38 million for the quarter ended March 31, 2001. In August 1998, Maxtor entered into an agreement with MMC with respect to the pricing of future purchases that provided for pricing discounts in return for a purchase volume commitment based on a percentage of our total media purchases through September 30, 2001 (as described above, Maxtor completed its acquisition of MMC on September 2, 2001). The pricing discounts generally ranged from 2% to 4% off of competitive prices.

      Our cost of revenue also includes certain DRAM chip purchases from Hynix Semiconductor, Inc., “HSI,” formerly HEI. The pricing of such DRAM chips is determined pursuant to a bid auction in which we set a price and all suppliers are eligible to participate and respond, resulting in pricing at the applicable rate established in such bid auction. Our purchases from HSI totaled $26.5 million in fiscal year 1999, $41.6 million in fiscal year 2000 and $19.3 million in fiscal year 2001.

      Pursuant to a sublicense agreement with HEI, we are obligated to pay a portion of an IBM license royalty fee otherwise due from HEI. Such payments are due in annual installments through 2007, and are based upon the license fee separately negotiated on an arms’ length basis between HEI and IBM. For the years ended January 1, 2000, December 30, 2000 and December 29, 2001, we recorded $1.9 million of expenses each year in connection with this obligation.

      Hynix is an unconditional guarantor of one of our facilities leases in Milpitas, California. The aggregate rent under the lease was $3.24 million per annum in each of the years ended January 1, 2000, December 30, 2000 and December 29, 2001. The lease rate was established by arms’ length negotiations with the lessor based on applicable market rates. The lease expired March 31, 2002 and was not extended.

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

Recent Accounting Pronouncements

      In June 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s income statement. EITF 00-25 is effective for the interim and year-end periods beginning after December 15, 2001. The adoption of EITF 00-25 did not have a significant impact on Maxtor’s financial statements.

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

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations or lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company is currently assessing the impact of SFAS 143 on its financial statements.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets.” The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement 121 (“SFAS 121”), “Accounting for the Impairment of Long-lived assets to be Disposed of,” and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS 144 supercedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 did not have a significant impact on Maxtor’s financial statements.

      On December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

      The Company ceased amortizing goodwill totaling $814.9 million as of the beginning of fiscal 2002, including $31.1 million of acquired workforce intangibles previously classified as purchased intangible assets.

      Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to seven years. The Company expects amortization expense on purchased intangible assets to be $62.8 million for the remainder of fiscal 2002, $82.3 million in fiscal 2003, $37.1 million in fiscal 2004, $22.0 million in fiscal 2005, and $5.9 million in fiscal 2006, at which time purchased intangible assets will be fully amortized.

      The Company will also be required to perform a transition impairment analysis. Any impairment resulting from these transition tests is anticipated to be recorded as of December 30, 2001 and will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment tests. The Company is currently in the process of completing the transitional impairment analysis, which it expects to complete by June 30, 2002. In addition, the Company will be required to perform an annual impairment test, which it expects to perform in the third quarter of each year.

      The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had the standard been in effect for the three months ended March 31, 2001 (in thousands, except per share amounts):

	Three Months Ended

	March 30, 2002	March 31, 2001

	(In thousands)
Net income (loss) — as reported	$(65,038)	$1,339
Adjustments:
Amortization of goodwill	—	1,684
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	—	36

Net adjustments	—	1,720

Net income (loss) — adjusted	$(65,038)	$3,059

Basic and diluted net income (loss) per share — as reported	$(0.27)	$0.01
Basic and diluted net income (loss) per share — adjusted	$(0.27)	$0.03

      On April 30 2002, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS 145 rescinds both FASB Statement No. 4 (SFAS 4), Reporting Gains and Losses from Extinguishment of Debt, and the amendment to FAS 4, FASB Statement No. 64 (SFAS 64), Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, FAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the financial statements, (2) is subject to FASB Statement No. 66, Accounting for Sales of Real Estate, if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The Company is currently assessing the impact of SFAS 145 on its financial statements.

CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

We have a history of losses and may not achieve profitability.

      We have a history of significant losses and may not achieve profitability. In the last five fiscal years, we were profitable in only fiscal years 1998 and 2000 and Quantum HDD was profitable only in fiscal year 1997. In the twelve months following the acquisition of the Quantum HDD business, we incurred a net loss of $712.7 million, which included approximately $444.8 million in merger related expenses; in the quarter ended March 30, 2002, our net loss was $65.0 million, which included $21.3 million for the amortization of intangible assets and a $4.9 million charge for stock-based compensation related to the Quantum HDD acquisition.

We may fail to successfully complete the integration of the Quantum HDD business, and in that event will not achieve some or all of the expected benefits of the acquisition.

      We acquired the Quantum HDD business in April 2001 and since then we have made substantial progress in merging the two companies. However, we have further work to do to complete the integration of the two operations. It is not certain that all or any of the anticipated benefits related to the integration of Maxtor and Quantum HDD will be realized. The risks of unsuccessful integration of the businesses include:

•	disruption of the combined company’s business;

•	distraction of management; and

•	unanticipated expenses associated with integration of the two businesses.

      The combined company may not succeed in addressing these risks, which might result in a failure to achieve some of the expected benefits of the acquisition and could harm our business, financial condition, operating results, and cash flows. Further, the growth rate of the combined company may not equal the historical growth rates experienced by us or Quantum HDD.

If Quantum incurs non-insured tax as a result of its split-off of Quantum HDD, our financial condition and operating results could be negatively affected.

      In connection with our acquisition of the Quantum HDD business, we agreed to indemnify Quantum for the amount of any tax payable by Quantum as a result of the separation of the Quantum HDD business from Quantum Corporation (referred to as a split-off) to the extent such tax is not covered by insurance, unless imposition of the tax is the result of Quantum’s actions, or acquisitions of Quantum stock, after the split-off. The amount of the tax not covered by insurance could be substantial. In addition, if it is determined that Quantum owes federal or state tax as a result of the split-off and the circumstances giving rise to the tax are covered by our indemnification obligations, we will be required to pay Quantum the amount of the tax at that time, whether or not reimbursement may be allowed under the insurance policy. Even if a claim is available, made and pending under the tax opinion insurance policy, there may be a substantial period after we pay Quantum for the tax before the outcome of the insurance claim is finally known, particularly if the claim is denied by the insurance company and the denial is disputed by us and/or Quantum. Moreover, the insurance company could prevail in a coverage dispute. In any of these circumstances, we would have to either use our existing cash resources or borrow money to cover our obligations to Quantum. In either case, our payment of the tax, whether covered by insurance or not, could harm our business, financial condition, operating results and cash flows.

Our ability to use our equity for financings or acquisitions and our attractiveness as an acquisition target could be limited until April 3, 2003 due to restrictions we must comply with to mitigate the risk of triggering a tax obligation to Quantum for which we are indemnitor.

      Under the federal tax rules applicable to the treatment of our acquisition of the Quantum HDD business as a tax-free split-off, the following events occurring during the two-year period after the merger may cause the split-off to become taxable to Quantum under circumstances in which the tax opinion insurance policy will not cover the tax:

•	we issue our equity securities to acquire other businesses or to raise financing;

•	a 50% or greater interest in us is acquired by another party.

      In addition, these restrictions could discourage potential acquisition proposals and could delay or prevent a change of control of the company, including offers at a price above the then-current market price for our common stock.

The decline of average selling prices in the hard disk drive industry could cause our operating results to suffer and make it difficult for us to achieve profitability.

      It is very difficult to achieve and maintain profitability and revenue growth in the hard disk drive industry because the average selling price of a hard disk drive rapidly declines over its commercial life as a result of technological enhancement, productivity improvement and increase in the industry supply. End-user demand for the computer systems that contain our hard disk drives has historically been subject to rapid and unpredictable fluctuations. In addition, intense price competition among personal computer manufacturers and Intel-based server manufacturers may cause the price of hard disk drives to decline. As a result, the hard disk drive market tends to experience periods of excess capacity and intense price competition. Competitors’ attempts to liquidate excess inventories, restructure, or gain market share also tend to cause average selling prices to decline. This intense price competition could force us to lower prices, which would reduce margins, cause operating results to suffer and make it difficult for us to achieve or maintain profitability. If we are unable to lower the cost of our hard disk drives to be consistent with the decline of average selling prices, we will not be able to compete effectively and our operating results would suffer.

Intense competition in the hard disk drive segment could reduce the demand for our products or the prices of our products, which could adversely affect our operating results.

      The desktop computer market segment and the overall hard disk drive market are intensely competitive even during periods when demand is stable. We compete primarily with manufacturers of 3.5 inch hard disk drives, including Fujitsu, Hitachi, IBM, Samsung, Seagate Technology and Western Digital. Hitachi and IBM have recently announced a plan to merge their hard disk drive businesses into a single joint venture. Many of our competitors historically have had a number of significant advantages, including larger market shares, a broader array of product lines, preferred vendor status with customers, extensive name recognition and marketing power, and significantly greater financial, technical and manufacturing resources. Some of our competitors make many of their own components, which may provide them with benefits including lower costs. Our competitors may also:

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

      Our quarterly operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our future performance will depend on many factors, including:

•	the average selling price of our products;

•	fluctuations in the demand for our products as a result of the seasonal nature of the desktop computer industry and the markets for our customers’ products, as well as the overall economic environment;

•	the availability, and efficient use, of manufacturing capacity;

•	our ability to successfully qualify our products with our customers;

•	our customers canceling, rescheduling or deferring orders; and

•	our ability to purchase components at competitive prices.

      Many of our expenses are relatively fixed and difficult to reduce or modify. As a result, the fixed nature of our operating expenses will magnify any adverse effect of a decrease in revenue on our operating results. Because of these and other factors, period to period comparisons of our historical results of operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market analysts, our stock price may decline. Due to current economic conditions and their impact on IT spending, particularly personal computer sales, our ability to predict demand for our products and our financial results for current and future periods may be severely diminished. This may adversely affect both our ability to adjust production volumes and expenses and our ability to provide the financial markets with forward-looking information.

Our consolidation of manufacturing our desktop drive products may adversely impact our operating results. Further, if we are unable to acquire needed additional manufacturing capacity, or MKE does not meet our manufacturing requirements, or if a disaster occurs at one of our or MKE’s plants, our growth will be adversely impacted and our business, financial condition and operating results could suffer.

      Our Maxtor-owned facility in Singapore and our relationship with MKE for the manufacture of hard disk drives are currently our only sources of production for our hard disk drive products. We are consolidating manufacturing of our desktop drive products to our Singapore facility by the end of third quarter of 2002, and we expect this consolidation process will negatively impact our gross margins in the second quarter of 2002. Unexpected difficulties in such consolidation may significantly harm our business, financial condition and operating results. We will need to acquire additional manufacturing capacity in the future. Our inability to add capacity to allow us to meet customers’ demands in a timely manner may limit our future growth and could harm our business, financial condition and operating results. If MKE is unable or unwilling to meet our manufacturing requirements, an alternative manufacturing source may not be available in the near term and our business, financial condition and operating results would suffer.

      In addition, our entire volume manufacturing operations, and a portion of MKE’s, are based in Singapore. A flood, earthquake, political instability, act of terrorism or other disaster or condition in Singapore that adversely affects our or MKE’s facilities or ability to manufacture our hard disk drive products could significantly harm our business, financial condition and operating results.

If we fail to qualify as a supplier to computer manufacturers or their subcontractors for a future generation of hard disk drives, then these manufacturers or subcontractors may not purchase any units of an entire product line, which will have a significant impact on our sales.

      Most of our products are sold to desktop computer and Intel-based server manufacturers or to their subcontractors. These manufacturers select or qualify their hard disk drive suppliers, either directly or through their subcontractors, based on quality, storage capacity, performance and price. Manufacturers typically seek to qualify two or more suppliers for each hard disk drive product generation. To qualify consistently, and thus succeed in the desktop and Intel-based server hard disk drive industry, we must consistently be among the first-to-market introduction and first-to-volume production at leading storage capacity per disk, offering competitive prices and high quality. Once a manufacturer or subcontractor has chosen its hard disk drive suppliers for a given desktop computer or Intel-based server product, it often will purchase hard disk drives from those suppliers for the commercial lifetime of that product line. If we miss a qualification opportunity, we may not have another opportunity to do business with that manufacturer or subcontractor until it introduces its next generation of products. The effect of missing a product qualification opportunity is magnified by the limited number of high-volume manufacturers of personal computers and Intel-based servers. If we do not reach the market or deliver volume production in a timely manner, we may lose opportunities to qualify our products. In such case, our business, financial condition and operating results would be adversely affected.

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

      Our revenue growth and profitability depend significantly on the overall demand for desktop computers and related products and services. In recent quarters, demand for desktop computers has been adversely affected by unfavorable economic conditions. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may experience a further decrease in demand for desktop computers. Because we sell a significant portion of our products to the desktop segment of the personal computer industry, we will be affected more by changes in market conditions for desktop computers than a company with a broader range of products. Any decrease in the demand for desktop computers could reduce the demand for our products, harming our business.

The loss of one or more significant customers or a decrease in their orders of products would cause our revenues to decline.

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

If we fail to develop and maintain relationships with our key distributors, if we experience problems associated with distribution channels, or if our key distributors favor our competitors’ products over ours, our operating results could suffer.

      We sell a significant amount of our hard disk drive products through a limited number of key distributors. If we fail to develop, cultivate and maintain relationships with our key distributors, or if these distributors are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. As our sales through distribution channels continue to increase, we may experience problems typically associated with distribution channels such as unstable pricing, increased return rates and other logistical difficulties. Our distributors also sell products manufactured by our competitors. If our distributors favor our competitors’ products over our products for any reason, they may fail to market our products effectively or continue to devote the resources necessary to provide us with effective sales and, as a result, our operating results could suffer.

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

      Both we and MKE depend on a limited number of qualified suppliers for components and subassemblies, including recording heads, media and integrated circuits. Currently, we purchase recording heads from three sources, digital signal processor/ controllers from two sources and spin/ servo integrated circuits from one source. Although our recent purchase of our primary supplier of media, MMC, has reduced our dependence on outside suppliers for this component, MMC cannot supply all of our media needs, and therefore we are still required to purchase media from a limited number of outside sources. As we have experienced in the past, some required parts may be periodically in short supply. As a result, we will have to allow for significant ordering lead times for some components. In addition, we may have to pay significant cancellation charges to suppliers if we cancel orders for components because we reduce production due to market oversupply, reduced demand, transition to new products or technologies or for other reasons. We order the majority of our components on a purchase order basis and we have limited long-term volume purchase agreements with only some of our existing suppliers. If we cannot obtain sufficient quantities of high-quality parts when needed, product shipments would be delayed and our business, financial condition and operating results could suffer.

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

      If we are unable to successfully manage the integration of parts obtained from third party suppliers, our business, financial condition and operating results could suffer.

We are subject to risks related to product defects, which could subject us to warranty claims in excess of our warranty provision or which are greater than anticipated due to the unenforceability of liability limitations.

      Our products may contain defects. We generally warrant our products for three to five years and prior to the merger, Quantum HDD generally warranted its products for one to five years. We assumed Quantum HDD’s warranty obligations as a result of the merger. The standard warranties used by us and Quantum HDD contain limits on damages and exclusions of liability for consequential damages and for negligent or improper use of the products. We generally establish and, prior to the merger, Quantum HDD established, a warranty provision at the time of product shipment in an amount equal to estimated warranty expenses. We determined that there were issues with certain Quantum HDD products that we acquired in the merger, and which are no longer being manufactured. We have established a warranty provision for these products and have increased goodwill associated with the merger to reflect pre-acquisition contingencies related to these issues. We may incur additional operating expenses if these steps do not reflect the actual cost of resolving such issues; and if these expenses are significant, our business, financial condition and results of operations will suffer.

We may need additional capital in the future which may not be available on favorable terms or at all and our ability until April 3, 2003 to issue equity securities has been severely limited by our acquisition of Quantum HDD.

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

To mitigate the risk of triggering a tax obligation of Quantum for which we have indemnification obligations as a result of our acquisition of the Quantum HDD business, we are restricted in our ability to issue additional equity securities to raise capital for two years after the split-off and merger, or until April 3, 2003. In the event we decide to raise capital by issuing equity securities, such financing will decrease the percentage equity ownership of our stockholders and may, depending on the price at which the equity is sold, result in significant economic dilution to them. Our board of directors is authorized under our charter documents to issue preferred stock with rights, preferences or privileges senior to those of the common stock without stockholder approval.

We may be unable to satisfy a financial covenant in our asset securitization program or under our Singapore loan in the future, and if we are unable to obtain a waiver for any such default, we will not have access to the asset securitization program and may be required to pay down our Singapore loan earlier than anticipated.

      In July 1998, we entered into an accounts receivable securitization program (“Program”) with a group of commercial banks (“Banks”). On November 15, 2001, we amended and restated the Program, extending the Program for another three years and increasing the available size of the Program from $200 million to $300 million. Under the Program, we sell our U.S. and Canadian accounts receivable via a special purpose entity, Maxtor Receivables Corporation (“MRC”). MRC, our wholly-owned subsidiary, sells the Banks an ownership interest in our accounts receivable on a revolving basis, in an amount determined by an “eligible” pool of receivables. The activity between MRC and Maxtor is eliminated during the consolidation process. The Banks’ purchases of interests in our accounts receivable results in the amount of the purchases being excluded from our consolidated accounts receivable, and the proceeds of the sale are reflected in our consolidated cash balance.

      We are subject to certain defined “Liquidation Events” under this Program, including a minimum tangible net worth test and a requirement to maintain a specified minimum unrestricted cash balance. Our Singapore Loan is subject to two financial covenants, including a minimum tangible net worth test, the calculation of which is the same as defined in the Program, and a minimum consolidated cash balance requirement.

      If a Liquidation Event were to occur, the Banks would be entitled to all cash collections on our accounts receivables in the United States until its net investment had been recovered. We do not expect that such an event by itself would have a significant adverse impact on our liquidity, given the fact that we believe the Bank’s net investment would be satisfied shortly following such Liquidation Event, based on our historical collection rate of receivables. We would no longer have access to the Program following such Liquidation Event, but do not expect that the unavailability of the Program would have a material adverse effect on our liquidity.

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

      Prior to our acquisition of the Quantum HDD business, we, on the one hand, and Quantum and MKE, on the other hand, were sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Papst’s complaint against Quantum and MKE was filed on July 30, 1998, and Papst’s complaint against Maxtor was filed on March 18, 1999. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with several other pending litigations involving the Papst patents. The matters will be transferred back to the District Court for the Northern District of California for trial. Papst’s infringement allegations are based on spindle motors that Maxtor and Quantum purchased from third party motor vendors, including MKE, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of the spindle motors used in our hard disk drives from vendors that were licensed under the Papst patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under the Papst patents, including MKE. As a result of the merger with Quantum HDD, we assumed Quantum’s potential liabilities to Papst arising from the patent infringement allegations Papst asserted against Quantum. Papst and MKE recently entered into an agreement to settle Papst’s pending patent infringement claims against MKE. That agreement includes a license of the Papst patents to MKE which might provide Quantum, and thus us, with additional defenses to Papst’s patent infringement claims.

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

      We conduct most of our manufacturing and testing operations and purchase a substantial portion of our key parts outside the United States. In particular, manufacturing operations for our products are concentrated in Singapore, where both our and MKE’s principal manufacturing operations are located. Such concentration of operations in Singapore will likely magnify the effects on us of any disruptions or disasters relating to Singapore. In addition, we also sell a significant portion of our products to foreign distributors and retailers. As a result, we will be dependent on revenue from international sales. Inherent risks relating to our overseas operations include:

•	difficulties with staffing and managing international operations;

•	transportation and supply chain disruptions as a result of terrorist activity;

•	economic slowdown and/or downturn in the foreign markets;

•	international currency fluctuations;

•	political and economic uncertainty caused by terrorism or acts of war or hostility;

•	legislative and regulatory responses to terrorist activity such as increased restrictions on cross-border movement of products and technology;

•	general strikes or other disruptions in working conditions;

•	labor shortages;

•	political instability;

•	trade restrictions;

•	changes in tariffs;

•	generally longer periods to collect receivables;

•	unexpected legislative or regulatory requirements;

•	reduced protection for intellectual property rights in some countries;

•	significant unexpected duties or taxes; and

•	difficulty in obtaining export licenses and other trade barriers.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Derivatives

      We enter into foreign exchange forward contracts to manage foreign currency exchange risk associated with our operations primarily in Singapore and Switzerland. The foreign exchange forward contracts we enter into generally have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results.

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

      The following table presents the hypothetical changes in fair values in the financial instruments held March 30, 2002 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The hypothetical changes assume immediate shifts in the U.S. Treasury yield curve of plus or minus 50 basis points (“bps”), 100 bps, and 150 bps.

				Fair Value
				as of
				March 30,
(In thousands)	+150 bps	+100 bps	+50 bps	2002	-50 bps	-100 bps	-150 bps

Financial Instruments	$139,601	$140,216	$140,840	$141,476	$142,102	$142,728	$143,387
% Change	(1.33)%	(0.89)%	(0.45)%		0.44%	0.88%	1.35%

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

				Fair Value
				as of
	Valuation of Security Given X%			March 30,	Valuation of Security Given X%
(In thousands)	Decrease in the Security Price			2002	Increase in the Security Price

Corporate equity investments	$3,196	$4,794	$5,433	$6,391	$7,350	$7,989	$9,587
% Change	(50)%	(25)%	(15)%		15%	25%	50%

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      Prior to our acquisition of the Quantum HDD business, we, on the one hand, and Quantum and MKE, on the other hand, were sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Papst’s complaint against Quantum and MKE was filed on July 30, 1998, and Papst’s complaint against Maxtor was filed on March 18, 1999. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with several other pending litigations involving the Papst patents. The matters will be transferred back to the District Court for the Northern District of California for trial. Papst’s infringement allegations are based on spindle motors that Maxtor and Quantum purchased from third party motor vendors, including MKE, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of the spindle motors used in our hard disk drives from vendors that were licensed under the Papst patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under the Papst patents, including MKE. As a result of our acquisition of the Quantum HDD business, we assumed Quantum’s potential liabilities to Papst arising from the patent infringement allegations Papst asserted against Quantum. Papst and MKE recently entered into an agreement to settle Papst’s pending patent infringement claims against MKE. That agreement includes a license of the Papst patents to MKE which might provide Quantum, and thus us, with additional defenses to Papst’s patent infringement claims.

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

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits.

      None

      (b) Reports on Form 8-K.

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MAXTOR CORPORATION

By	/s/ PAUL J. TUFANO

Paul J. Tufano
Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer

Date: May 13, 2002