Form 10-Q
period 2002-06-29
MAXTOR CORP
filed 2002-08-13
CIK 711039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 29, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file Number: 0-14016

Maxtor Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0123732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 McCarthy Boulevard, Milpitas, CA (Address of principal executive offices)	95035 (Zip Code)

Registrant’s telephone number, including area code: (408) 894-5000

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of August 9, 2002, 239,132,147 shares of the registrant’s Common Stock, $.01 par value, were issued and outstanding.

INDEX
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 99.1
EXHIBIT 99.2

MAXTOR CORPORATION

FORM 10-Q

June 29, 2002

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

MAXTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
(Unaudited)

	June 29,	December 29,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$292,252	$379,927
Restricted cash	98,647	98,629
Marketable securities	98,994	167,217
Accounts receivable, net of allowance of doubtful accounts of $25,421 at June 29, 2002 and $21,638 at December 29, 2001	343,942	379,918
Inventories	234,315	185,556
Prepaid expenses and other	39,958	45,606

Total current assets	1,108,108	1,256,853
Property, plant and equipment, net	382,791	366,786
Goodwill	845,972	814,863
Other intangible assets, net	188,789	262,552
Other assets	11,056	14,410

Total assets	$2,536,716	$2,715,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$39,872	$44,160
Accounts payable	685,626	593,263
Accrued and other liabilities	460,129	532,358

Total current liabilities	1,185,627	1,169,781
Deferred taxes	196,452	196,455
Long-term debt, net of current portion	217,443	244,458
Other liabilities	196,525	204,587

Total liabilities	1,796,047	1,815,281
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 245,255,384 shares issued and 240,255,384 shares outstanding at June 29, 2002 and 241,977,795 shares issued and 236,977,795 shares outstanding at December 29, 2001	2,452	2,420
Additional paid-in capital	2,339,162	2,323,885
Deferred stock-based compensation	(2,391)	(3,809)
Accumulated deficit	(1,580,564)	(1,406,524)
Cumulative other comprehensive income	2,010	4,211
Treasury stock (5,000,000 shares) at cost	(20,000)	(20,000)

Total stockholders’ equity	740,669	900,183

Total liabilities and stockholders’ equity	$2,536,716	$2,715,464

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net revenues	$895,752	$1,041,567	$1,940,471	$1,672,388
Cost of revenues	832,714	963,630	1,761,871	1,505,435

Gross profit	63,038	77,937	178,600	166,953
Operating expenses:
Research and development	109,139	139,277	218,141	198,297
Selling, general and administrative	38,810	107,873	84,907	135,339
Amortization of goodwill and intangible assets(1)	21,330	61,919	42,660	64,406
Purchased in-process research and development	—	94,740	—	94,740

Total operating expenses	169,279	403,809	345,708	492,782

Loss from operations	(106,241)	(325,872)	(167,108)	(325,829)
Interest expense	(6,562)	(5,533)	(13,108)	(8,471)
Interest and other income	2,376	12,885	5,405	18,641
Other gain (loss)	1,577	(176)	1,577	(1,462)

Loss before income taxes	(108,850)	(318,696)	(173,234)	(317,121)
Provision for income taxes	152	1,072	806	1,308

Net loss	$(109,002)	$(319,768)	$(174,040)	$(318,429)

Net loss per share — basic	$(0.46)	$(1.35)	$(0.73)	$(1.81)
Net loss per share — diluted	$(0.46)	$(1.35)	$(0.73)	$(1.81)
Shares used in per share calculation
— basic	238,803,423	236,680,543	237,892,949	175,772,877
— diluted	238,803,423	236,680,543	237,892,949	175,772,877

(1)	The amounts for three and six months ended June 29, 2002 represent only amortization of other intangible assets.

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended

	June 29,	June 30,
	2002	2001

Cash Flows from Operating Activities:
Net loss	$(174,040)	$(318,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,000	56,244
Amortization of goodwill and other intangible assets	42,660	64,406
Amortization of deferred and prepaid stock-based compensation related to Quantum HDD acquisition	4,103	29,030
Purchased in-process research and development	—	94,740
Stock-based compensation expense	2,850	3,650
Loss on sale of property, plant and equipment and other assets	3,104	212
Gain on investment	(1,079)	—
Gain on retirement of bond	(1,162)	(857)
Change in assets and liabilities:
Accounts receivable	35,976	152,707
Inventories	(48,759)	19,995
Other assets	4,034	75,108
Accounts payable	78,635	(139,061)
Accrued and other liabilities	(80,411)	(74,284)

Net cash used in operating activities	(61,089)	(36,539)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	65	148
Purchase of property, plant and equipment	(78,446)	(89,630)
Cash acquired from acquisition, net of merger related expenses	—	375,838
Restricted cash acquired from acquisition	—	(93,909)
Increase in restricted cash	(18)	—
Proceeds from marketable securities	102,158	108,936
Purchase of marketable securities	(34,192)	(84,846)

Net cash provided by (used in) investing activities	(10,433)	216,537

Cash Flows from Financing Activities:
Principal payments of debt including short-term borrowings	(18,400)	(8,503)
Principal payments under capital lease obligations	(11,741)	—
Repurchase of common stock	(606)	—
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	14,594	8,016

Net cash used in financing activities	(16,153)	(487)

Net change in cash and cash equivalents	(87,675)	179,511
Cash and cash equivalents at beginning of period	379,927	193,228

Cash and cash equivalents at end of period	$292,252	$372,739

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$11,583	$10,160
Income taxes	$5,369	$1,357
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$13,728	$10,160
Retirement of debt in exchange for bond redemption	$5,000	$5,000
Change in unrealized loss on investments	$(2,201)	$(603)
Value of shares issued for Quantum HDD acquisition	$—	1,240,597

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation (“Maxtor” or the “Company”) and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2001 incorporated in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fiscal Calendar

      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31. As a result, the three and six month periods ended June 29, 2002 comprised 13 weeks and 26 weeks, respectively, as did the three and six month periods ended June 30, 2001. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Under purchase accounting rules, the Company recorded $29.2 million for estimated severance pay associated with termination of approximately 700 Quantum HDD employees in the United States. In addition, the Company paid and expensed $30.5 million for severance pay associated with termination of approximately 600 Quantum Corporation (“Quantum”) employees. As a result, total severance related costs amounted to $59.7 million and the total number of terminated employees, including Quantum transitional employees was approximately 1,300. The Company also recorded a $59.1 million liability for estimated facility exit costs for the closure of three Quantum HDD offices and research and development facilities located in Milpitas, California, and two Quantum HDD office facilities located in Singapore. The Company also recorded a $12.7 million liability for certain non-cancelable adverse inventory and other purchase commitments.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the activity related to the merger-related restructuring costs as of June 29, 2002:

		Severance
	Facility	and	Other
	Costs	Benefits	Costs	Total

	(In millions)
Provision at April 2, 2001	$59.1	$29.2	$12.7	$101.0
Cash payments	(0.9)	(15.5)	(12.7)	(29.1)

Balance at December 29, 2001	58.2	13.7	—	71.9
Cash payments	(2.7)	(7.7)	—	(10.4)

Balance at March 30, 2002	55.5	6.0	—	61.5
Cash payments	(1.4)	(4.8)	—	(6.3)

Balance at June 29, 2002	$54.1	$1.2	$—	$55.2

      The unpaid portion of the severance accrual is expected to be paid during 2002. The balance remaining in the facilities exit accrual is expected to be paid over several years based on the underlying lease agreements.

b. MMC Technology, Inc.

      On September 2, 2001, Maxtor completed the acquisition of MMC Technology, Inc. (“MMC”), a wholly-owned subsidiary of Hynix Semiconductor America Inc. (“Hynix”). MMC, based in San Jose, California, designs, develops and manufactures media for hard disk drives. Prior to the acquisition, sales to Maxtor comprised 95% of MMC’s annual revenues. The primary reason for Maxtor acquiring MMC was to provide the Company with a reliable source of media supply. The acquisition has been accounted for as a purchase with a total cost of $17.9 million, which consisted of cash consideration of $1.0 million, $16.0 million of loan forgiveness and $0.9 million of direct transaction costs. In connection with the acquisition, the Company has also assumed liabilities of $105.7 million, including a $7.3 million note owed by MMC to Hynix, which was non-interest bearing through March 31, 2002, with any balance remaining thereafter bearing interest at 9% per annum (the “Maxtor Note”). On January 5, 2001, Hynix issued a promissory note to Maxtor for $2 million in principal amount, representing Hynix’s share of a settlement relating to litigation between Maxtor, Hynix and Stormedia. This note bore interest at 9% per annum, with the payment of principal and interest due on December 31, 2001 (the “Hynix Note”). Hynix and Maxtor agreed that the principal and accrued interest on the Hynix Note as of December 28, 2001 was offset against the principal amount of the Maxtor Note, such that the Hynix Note was fully paid and the Maxtor Note had a principal amount of approximately $5.1 million as of December 29, 2001. On April 5, 2002, the outstanding balance under the Maxtor Note was fully paid. MMC’s results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition.

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

c. Pro forma disclosure

      The following unaudited proforma consolidated amounts give effect to the acquisitions of Quantum HDD and MMC, excluding the charges for acquired in-process research and development, as if the acquisitions had occurred on January 1, 2001. On a proforma basis, the results of operations of Quantum HDD and MMC are consolidated with the Company’s results for the three and six months ended June 29, 2002 and June 30, 2001. The proforma amounts do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of each period or of results which may occur in the future.

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

	(In millions, except share and per share amounts)
Revenue	$895.8	$1,042.4	$1,940.5	$2,325.0
Net loss	$(109.0)	$(327.1)	$(174.0)	$(349.0)
Loss per share — basic and diluted	$(0.46)	$(1.38)	$(0.73)	$(1.99)
Shares used in per share calculations:
Basic	238,803,423	236,680,543	237,892,949	175,772,877
Diluted	238,803,423	236,680,543	237,892,949	175,772,877

4.     Restricted Cash

      The Company’s restricted cash balance of $98.6 million at June 29, 2002, is associated with short-term letters of credits (“LOCs”), where the Company has chosen to provide cash security in order to lower the cost of the LOCs.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Supplemental Financial Statement Data

	June 29,	December 29,
	2002	2001

	(In thousands)
Inventories:
Raw materials	$34,888	$36,914
Work-in-process	12,327	9,087
Finished goods	187,100	139,555

	$234,315	$185,556

Accrued and other liabilities:
Income taxes payable	$22,236	$27,740
Accrued payroll and payroll-related expenses	75,000	82,828
Accrued warranty	272,645	313,894
Accrued expenses	90,248	107,896

	$460,129	$532,358

6.     Net Loss Per Share

      In accordance with the disclosure requirements of Statements of Financial Accounting Standards No. 128, “Earnings per Share” a reconciliation of the numerator and denominator of the basic and diluted net loss per share calculations is provided as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Numerator — Basic and diluted
Net loss	$(109,002)	$(319,768)	$(174,040)	$(318,429)

Net loss available to common stockholders	$(109,002)	$(319,768)	$(174,040)	$(318,429)

Denominator
Basic weighted average common shares outstanding	238,803,423	236,680,543	237,892,949	175,772,877
Effect of dilutive securities:
Common stock options	—	—	—	—
Contingently issuable shares	—	—	—	—

Diluted weighted average common shares	238,803,423	236,680,543	237,892,949	175,772,877

Basic net loss per share	$(0.46)	$(1.35)	$(0.73)	$(1.81)

Diluted net loss per share	$(0.46)	$(1.35)	$(0.73)	$(1.81)

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following securities and contingently issuable shares are excluded in the calculation of diluted shares outstanding, as their effects would be antidilutive:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Common stock options	34,226,219	34,615,806	34,599,950	31,853,162
Contingently issuable shares	1,269,058	1,598,563	1,269,058	1,598,563

7.     Short-Term Borrowings and Long-Term Debt

      Short-term borrowings and long-term debt consist of the following (in thousands):

	June 29,	December 29,
	2002	2001

5.75% Subordinated Debentures due March 1, 2012	$64,627	$74,262
Economic Development Board of Singapore Loan due March 2004	13,012	16,313
Pro rata portion of Quantum Corporation’s 7% Subordinated Convertible Notes due August 1, 2004	95,833	95,833
Mortgages	36,283	36,926
Hynix Semiconductor America Inc. Note	—	5,095
Equipment Loans and Capital Leases	47,560	60,189

	257,315	288,618
Less amounts due within one year	(39,872)	(44,160)

	$217,443	$244,458

      The 5.75% Subordinated Debentures due March 1, 2012 require semi-annual interest payments and annual sinking fund payments of $5.0 million, which commenced March 1, 1998. The Debentures are subordinated in right to payment to all senior indebtedness.

      In September 1999, Maxtor Peripherals (S) Pte Ltd entered into a four-year Singapore dollar denominated loan agreement with the Economic Development Board of Singapore (the “Board”), which is being amortized in seven equal semi-annual installments ending March 2004. As of June 29, 2002, the balance was equivalent to $13.0 million. The Board charges interest at 1% above the prevailing Central Provident Fund lending rate, subject to a minimum of 3.5% per year (3.5% as of June 29, 2002). This loan is supported by a two-year guaranty from a bank. Cash is currently provided as collateral for this guaranty but the Company may, at its option, substitute other assets as security. As part of this arrangement, the Company is subject to two financial covenants, the maintenance of minimum unrestricted cash and a tangible net worth test.

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Program was reduced from $300 million to $210 million due to the withdrawal of one of the participating banks.

      On May 28, 2002, the banks participating in the Program approved a third amendment, which modified the tangible net worth covenant and the minimum unrestricted cash requirement. On June 20, 2002 the Singapore loan was amended to the same effect. After giving effect to the third amendment to the Program and the amendment to the Singapore loan, the Company was in compliance with all covenants.

      In connection with the acquisition of the Quantum HDD business, Maxtor agreed to indemnify Quantum for the Quantum HDD pro rata portion of Quantum’s outstanding $287.5 million 7% convertible subordinated notes due August 1, 2004, and accordingly the principal amount of $95.8 million has been included in the Company’s long term debt. Quantum is required to pay interest semi-annually on February 1 and August 1, and principal is payable on maturity. The Company is required to reimburse Quantum for interest and principal payments relating to the $95.8 million representing Quantum HDD’s pro rata portion of such notes.

      In connection with the acquisition of the Quantum HDD business, the Company acquired real estate and related mortgage obligations. The term of the mortgages is ten years, at an interest rate of 9.2%, with monthly payments based on a twenty-year amortization schedule, and a balloon payment at the end of the 10-year term, which is September 2006. The outstanding balance at June 29, 2002 was $36.3 million.

      In connection with the acquisition of MMC, the Company assumed certain amortizing equipment loans and capital leases. As of June 29, 2002, these obligations, having final maturity dates ranging from December 2002 to October 2004 and interest rates averaging 9.9%, amounted to $47.6 million.

      In connection with the acquisition of MMC, the Company assumed a note for $7.3 million owing to Hynix, which bore no interest through March 31, 2002; thereafter, unpaid principal amounts were to bear interest at 9% per annum (the “Maxtor Note”). On January 5, 2001, Hynix issued a promissory note to Maxtor for $2 million in principal amount, the note bore interest at 9% per annum, with the payment of principal and interest due on December 31, 2001 (the “Hynix Note”). Hynix and Maxtor have agreed that the principal and accrued interest on the Hynix Note as of December 28, 2001 was offset against the principal amount of the Maxtor Note, such that the Hynix Note was fully paid and the Maxtor Note had a principal amount of approximately $5.1 million as of such date. On April 5, 2002, the outstanding balance under the Maxtor Note was fully paid.

8.     Comprehensive Loss

      Cumulative other comprehensive loss on the consolidated balance sheets consists of unrealized loss on investments. Total comprehensive loss for the three and six months ended June 29, 2002 and June 30, 2001, is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net loss	$(109,002)	$(319,768)	$(174,040)	$(318,429)
Other comprehensive loss —
Change in unrealized loss on investments	(1,195)	(531)	(2,201)	(603)

Comprehensive loss	$(110,197)	$(320,299)	$(176,241)	$(319,032)

9.     Segment, Geography and Major Customers Information

      Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s business

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company has determined that it has two reportable segments; the hard disk drive group and the network systems group. The Company has a world-wide sales, service and distribution network. Products are marketed and sold through a direct sales force to computer equipment manufacturers, distributors and retailers in the United States, Europe, Latin America and Asia Pacific.

      The following table presents net revenue and operating loss for each operating segment:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

	(In thousands)
Net revenue:
Hard Disk Drive Group	$882,624	$1,032,612	$1,916,035	$1,659,175
Network Systems Group	13,128	8,955	24,436	13,213

Total	$895,752	$1,041,567	$1,940,471	$1,672,388

Operating loss:
Hard Disk Drive Group	$(97,239)	$(314,273)	$(145,793)	$(301,995)
Network Systems Group	(9,002)	(11,599)	(21,315)	(23,834)

Total	$(106,241)	$(325,872)	$(167,108)	$(325,829)

      The following table presents the reconciliation of segment operating loss to the consolidated loss before provision for income taxes:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

	(In thousands)
Total segment operating loss	$(106,241)	$(325,872)	$(167,108)	$(325,829)
Unallocated amounts:
Interest and other income (expense)	(4,186)	7,352	(7,703)	10,170
Other gain (loss)	1,577	(176)	1,577	(1,462)

Loss before provision for income taxes	$(108,850)	$(318,696)	$(173,234)	$(317,121)

      Sales to computer equipment manufacturers for the three and six months ended June 29, 2002 represented 50.2% and 46.4% of total revenue, respectively, compared to 59.7% and 63.4% of total revenue, respectively, for the corresponding period in fiscal year 2001. Sales to the distribution and retail channels for the three and six months ended June 29, 2002 represented 49.8% and 53.6% of total revenue, respectively, compared to 40.3% and 36.6% of total revenue, respectively, in the corresponding period in fiscal year 2001. Sales to one customer were 11.8% and 10.8% of revenue in the three and six months ended June 29, 2002; sales to one customer represented 11.4% and 13.8% of total revenue for the corresponding period in fiscal year 2001, and there was only one customer with over 10% of revenue in these periods.

      Assets of the segment groups are not meaningful for management of the business or for disclosure.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Maxtor operations outside the United States primarily consist of its manufacturing facilities in Singapore that produce subassemblies and final assemblies for the Company’s disk drive products. Revenue by destination information for the three and six months ended June 29, 2002 and June 30, 2001 is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

	(In thousands)
United States and Canada	$306,526	$470,434	$701,143	$758,945
Asia Pacific	311,436	285,914	607,544	456,895
Europe	272,203	256,842	615,388	401,804
Latin America and other	5,587	28,377	16,396	54,744

Total	$895,752	$1,041,567	$1,940,471	$1,672,388

      Long-lived asset information by geographic area as of June 29, 2002 and December 29, 2001 is presented in the following table:

	June 29,	December 29,
	2002	2001

	(In thousands)
Long-lived assets:
United States	$1,289,801	$1,334,122
Asia Pacific	137,414	122,901
Europe	1,393	1,588

Total	$1,428,608	$1,458,611

      Long-lived assets located within the United States consist primarily of goodwill and other intangible assets which amounted to $1,034.8 million and $1,077.4 million as of June 29, 2002 and December 29, 2001, respectively. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore which amounted to $135.8 million and $121.1 million as of June 29, 2002 and December 29, 2001, respectively.

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

      The transaction has been accounted for as a sale under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As of June 29, 2002 and June 30, 2001, the Company has sold $45.0 million and $150.0 million of receivables, respectively under the Program which are reflected as reductions of receivables in the accompanying consolidated balance sheets. As part of this arrangement, the Company is subject to financial covenants including the maintenance of certain financial ratios and a tangible net worth test.

      As of December 29, 2001, the Company determined that it was not in compliance with the tangible net worth covenant under the Program. On February 15, 2002, the Company received a waiver and amendment

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On May 28, 2002, the banks participating in the Program approved a third amendment, which modified the tangible net worth covenant and the minimum unrestricted cash requirement. After giving effect to the third amendment, the Company was in compliance with all covenants.

      The Company receives cash in respect of the interest in its receivables sold. The proceeds were used for working capital purposes and are reflected as operating cash flows in the Company’s statement of cash flows. Delinquent amounts and credit losses related to these receivables were not material at June 29, 2002. Sales of receivables resulted in recognition of expenses of approximately $1.9 million and $3.5 million for the six months ended June 29, 2002 and June 30, 2001, respectively. These expenses are included in interest expense.

11.     Related Party Transactions

      In 1994, Hyundai Electronics Industries, “HEI,” and certain of its affiliates purchased 40% of Maxtor’s outstanding common stock for $150.0 million in cash. In early 1996, Hynix, formerly Hyundai Electronics America, or HEA, acquired all of the remaining shares of common stock of Maxtor in a tender offer and merger for $215.0 million in cash and also acquired all of Maxtor’s common stock held by HEI and its affiliates. Maxtor operated as a wholly-owned subsidiary of Hynix until completion of its initial public offering on July 31, 1998, which reduced the ownership interest of Hynix to below 50%. In April 2001 as a result of Maxtor’s acquisition of the Quantum HDD business, Hynix’s ownership in Maxtor was reduced to approximately 17% of the outstanding common stock. As described below, Hynix sold Maxtor shares to the public and to Maxtor in October 2001, reducing Hynix’s ownership to 5.17% at December 29, 2001, and in February 2002, Hynix distributed the balance of its Maxtor shares to the beneficial owners of a trust and is no longer a stockholder of Maxtor.

      On September 2, 2001, Maxtor completed its acquisition of MMC which had previously been a wholly-owned subsidiary of Hynix. MMC, based in San Jose, California, designs, develops and manufactures media for hard disk drives. Prior to the acquisition, sales to Maxtor constituted 95% of MMC’s annual revenues. The primary business reason for Maxtor’s acquisition of MMC was to provide Maxtor with a reliable source of supply of media for hard disk drives. A fairness opinion was delivered to Maxtor’s Board of Directors by a nationally recognized investment banking firm in connection with the MMC acquisition. The fairness opinion concluded that the consideration to be paid by Maxtor for MMC was fair to Maxtor, from a financial point of view. The acquisition of MMC was approved by the Maxtor Board’s Affiliated Transactions Committee and was determined by the Committee to be in the best interests of Maxtor and its stockholders. The Affiliated Transactions Committee was comprised entirely of directors with no relationship with Hynix and its affiliates. The acquisition was accounted for as a purchase with a total cost of $17.9 million, which consisted of cash consideration of $1.0 million, $16.0 million of loan forgiveness, and $0.9 million of direct transaction costs. In connection with the acquisition, Maxtor also assumed liabilities of $105.7 million.

      In connection with the acquisition of MMC Technology, Inc., Maxtor assumed a note for $7.3 million owing to Hynix, which bore no interest through March 31, 2002; thereafter, unpaid principal amounts bore

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest at 9% per annum (the “Maxtor Note”). On January 5, 2001, Hynix issued a promissory note to Maxtor for $2 million in principal amount representing Hynix’s share of a settlement relating to litigation between Maxtor and Hynix and Stormedia. This note bore interest at 9% per annum, with the payment of principal and interest due on December 31, 2001 (the “Hynix Note”). Hynix and Maxtor agreed that the principal and accrued interest on the Hynix Note as of December 28, 2001 was offset against the principal amount of the Maxtor Note, such that the Hynix Note was fully paid and the Maxtor Note had a principal amount of approximately $5.1 million as of December 29. On April 5, 2002, the outstanding balance under the Maxtor Note was fully paid.

      Maxtor’s cost of revenue includes certain component parts Maxtor purchased from MMC. These purchases amounted to $34 million and $72 million for the three and six months ended June 30, 2001, respectively. In August 1998, Maxtor entered into an agreement with MMC with respect to the pricing of future purchases that provided for pricing discounts in return for a purchase volume commitment based on a percentage of our total media purchases through September 30, 2001. The pricing discounts generally ranged from 2% to 4% off of competitive prices. As described above, Maxtor completed its acquisition of MMC on September 2, 2001.

      Maxtor’s cost of revenue also includes certain DRAM chip purchases from Hynix Semiconductor, Inc., “HSI,” formerly HEI. Hynix is treated identically to its competitors in the process by which commodity electronics, principally DRAMs, are selected, qualified, and purchased; pricing is negotiated with selected suppliers on the basis of suppliers’ bids and market information. Maxtor’s purchases from HSI totaled $26.5 million in fiscal year 1999, $41.6 million in fiscal year 2000 and $19.3 million in fiscal year 2001.

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

      Hynix was an unconditional guarantor of one of Maxtor’s facilities lease in Milpitas, California. The aggregate rent under the lease was $3.24 million per annum in each of the years ended January 1, 2000, December 30, 2000 and December 29, 2001. The lease rate was established by arms’ length negotiations with the lessor based on applicable market rates. The lease expired on March 31, 2002 and was not extended.

12.     Contingencies

      Prior to the Company’s acquisition of the Quantum HDD business, Maxtor, on the one hand, and Quantum and MKE, on the other hand, were sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Papst’s complaint against Quantum and MKE was filed on July 30, 1998, and Papst’s complaint against Maxtor was filed on March 18, 1999. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with other pending litigations involving the Papst patents (the “MDL Proceeding”). The matters will be transferred back to the District Court for the Northern District of California for trial. Papst’s infringement allegations are based on spindle motors that Maxtor and Quantum purchased from third party motor vendors, including MKE, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of the spindle motors used in our hard disk drives from vendors that were licensed under the Papst patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under the Papst patents, including MKE. As a result of the merger with Quantum HDD, the Company assumed Quantum’s potential liabilities to Papst arising from the patent infringement allegations Papst asserted against Quantum. Maxtor filed a motion to substitute the Company for Quantum in this litigation. The motion was denied by the Court presiding over the MDL Proceeding, without prejudice to being filed again in the future.

      Papst and MKE recently entered into an agreement to settle Papst’s pending patent infringement claims against MKE. That agreement includes a license of certain Papst patents to MKE which might provide Quantum, and thus Maxtor, with additional defenses to Papst’s patent infringement claims.

      On April 15, 2002, the Judicial Panel on Multidistrict Litigation ordered a separation of claims and remand to the District of Columbia of certain claims between Papst and another party involved in the MDL Proceeding. By order entered June 4, 2002, the court stayed the MDL Proceeding pending resolution by the District of Columbia court of the remanded claims. The first status conference in that District of Columbia action is scheduled for August 15, 2002.

      The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, the Company cannot assure that it will be able to successfully defend itself against this or any other Papst lawsuit. The Papst complaints assert claims to an unspecified dollar amount of damages. A favorable outcome for Papst in these lawsuits could result in the issuance of an injunction against Maxtor and its products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, Maxtor also could be required to pay treble damages and Papst’s attorney’s fees. Accordingly, a litigation outcome favorable to Papst could harm Maxtor’s business, financial condition and operating results. Management believes that it has valid defenses to the claims of Papst and is defending this matter vigorously.

13.     Goodwill and Other Intangible Assets

      On December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Goodwill and indefinite lived intangible assets will be subject to an impairment test at least annually which the Company expects to perform in the third quarter of each year after the transition year.

      The Company ceased amortizing goodwill totaling $846.0 million as of the beginning of fiscal 2002, including $31.1 million, net of accumulated amortization, of acquired workforce intangibles previously classified as purchased intangible assets.

      Purchased intangible assets are carried at cost less accumulated amortization. The Company evaluated its intangible assets and determined that all such assets have determinable lives. Amortization is computed over the estimated useful lives of the respective assets, generally one to seven years. The Company expects amortization expense on purchased intangible assets to be $41.5 million for the remainder of fiscal 2002,

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$82.3 million in fiscal 2003, $37.1 million in fiscal 2004, $22.0 million in fiscal 2005, and $5.9 million in fiscal 2006, at which time purchased intangible assets will be fully amortized.

			June 29,	December 29,
			2002	2001
	Gross Carrying	Accumulated
	Amount	Amortization	Net	Net

Existing technology	$299,075	$(110,754)	$188,321	$230,919
Acquired workforce	—	—	—	31,109
Other	780	(312)	468	524

Total	$299,855	$(111,066)	$188,789	$262,552

      SFAS No. 142 prescribes a two-phase transitional process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment as of January 1, 2002. The second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The Company completed its first phase impairment analysis during the second quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

      The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the three and six months ended June 30, 2001 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net loss — as reported	$(109,002)	$(319,768)	$(174,040)	$(318,429)
Adjustments:
Amortization of goodwill	—	37,484	—	39,168
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	—	3,326	—	3,362

Net adjustments	—	40,810	—	42,530

Net loss — adjusted	$(109,002)	$(278,958)	$(174,040)	$(275,899)

Basic and diluted net loss per share — as reported	$(0.46)	$(1.35)	$(0.73)	$(1.81)
Basic and diluted net loss per share — adjusted	$(0.46)	$(1.18)	$(0.73)	$(1.57)

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had the standard been in effect for the fiscal years ended 1999, 2000 and 2001 (in thousands, expect per share amounts):

	Years Ended

	January 1,	December 30,	December 29,
	2000	2000	2001

Net income (loss) — as reported	$(50,148)	$31,802	$(646,398)
Adjustments:
Amortization of goodwill	2,122	6,692	140,779
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	45	144	12,616

Net adjustments	2,167	6,836	153,395

Net income (loss) — adjusted	$(47,981)	$38,638	$(493,003)

Basic net income (loss) per share — as reported	$(0.48)	$0.28	$(3.12)
Diluted net income (loss) per share — as reported	$(0.48)	$0.27	$(3.12)
Basic net income (loss) per share — adjusted	$(0.45)	$0.34	$(2.38)
Diluted net income (loss) per share — adjusted	$(0.45)	$0.32	$(2.38)

14.     Recent Accounting Pronouncements

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

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The FASB issued SFAS 144 to establish a single accounting model, based on the framework established in SFAS 121, as SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, “Reporting The Results of Operations-Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 also resolves significant implementation issues related to SFAS 121. Companies are required to adopt SFAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The adoption of SFAS 144 did not have a significant impact on Maxtor’s financial statements.

      In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company is currently assessing the impact of SFAS 145 on its financial statements.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No.  94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the impact of SFAS 146 on its financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.

      This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements. In this report, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “will,” “should,” “plan,” “estimate,” “predict,” “potential,” “future,” “continue,” or similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Performance” and elsewhere in this report.

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

Critical Accounting Policies

      Our discussion and analysis of the company’s financial condition and results of operations are based upon Maxtor’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies represent our significant judgments and estimates used in the preparation of the company’s consolidated financial statements:

•	revenue recognition;

•	sales returns, other sales allowances and the allowance for doubtful accounts;

•	valuation of intangibles, long-lived assets and goodwill;

•	warranty;

•	inventory reserves;

•	income taxes; and

•	restructuring liabilities, litigation and other contingencies.

      For additional information regarding the Company’s critical accounting policies mentioned above, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

      Effective July 1, 2001, we adopted certain provisions of SFAS No. 141, and effective December 30, 2001, we adopted the full provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. We evaluated our goodwill and intangibles acquired prior to June 30, 2001 using the criteria of SFAS No. 141, which resulted in $31.1 million of other intangibles, net of accumulated amortization of $12.8 million, (comprised entirely of assembled workforce intangibles) being subsumed into goodwill at December 30, 2001. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. We evaluated our intangible assets and determined that all such assets have determinable lives.

      SFAS No. 142 prescribes a two-phase transitional process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment as of January 1, 2002. The second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. We completed our first phase impairment analysis and found no instances of impairment of our recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

Results of Operations

Revenue and Gross Profit

	Three Months Ended			Six Months Ended

	June 29,	June 30,		June 29,	June 30,
	2002	2001	Change	2002	2001	Change

	(Unaudited)
	(In millions)
Total revenue	$895.8	$1,041.6	$(145.8)	$1,940.5	$1,672.4	$268.1
Gross profit	$63.0	$77.9	$(14.9)	$178.6	$167.0	$11.6
Net loss	$(109.0)	$(319.8)	$210.8	$(174.0)	$(318.4)	$144.4
As a percentage of revenue:
Total revenue	100.0%	100.0%		100.0%	100.0%
Gross profit	7.0%	7.5%		9.2%	10.0%
Net loss	(12.2)%	(30.7)%		(9.0)%	(19.0)%

Revenue

      Revenue in the three and six months ended June 29, 2002 was $895.8 million and $1,940.5 million, compared to $1,041.6 million and $1,672.4 million in the corresponding periods in fiscal year 2001. Total shipments for the three months ended June 29, 2002 were 12.7 million units, which was 0.6 million units, or 5%, higher as compared to the three months ended June 30, 2001. The increase in unit volume in the three months ended June 29, 2002 compared to the corresponding period in fiscal year 2001 primarily reflected slightly increased desktop hard disk drive sales to non-branded customers in the distribution channel. Total shipments for the six months ended June 29, 2002 were 26.4 million units, which was 7.6 million units, or 40.6%, higher as compared to the corresponding period in fiscal year 2001. The increase in unit volume in the six months ended June 29, 2002 compared to the corresponding period in fiscal year 2001 was primarily due to the acquisition of the Quantum HDD business.

      Although total units increased in the three months ended June 29, 2002, revenues declined, compared to the corresponding period in fiscal year 2001, primarily due to the continued decline in average selling prices in the PC and server markets, as a result of the continuing economic slowdown and reduced capital budgets. Revenue in the six months ended June 29, 2002 increased compared to the corresponding period in fiscal year 2001 primarily as a result of our acquisition of the Quantum HDD business. We have historically experienced seasonal fluctuation in sales volume with a decline typically occurring in the second quarter of the year. Although demand in the desktop computer market traditionally strengthens later in the year as next generation products are introduced and consumers refresh personal computers, we have limited visibility as to whether this trend will materialize in 2002.

      Revenues on a proforma basis (as if the Quantum HDD business had been acquired on January 1, 2001) were $1,940.5 million and $2,325.0 million for the six months ended June 29, 2002 and June 30, 2001, respectively. On a pro forma basis, the percentage decrease was 16.5% in the six months ended June 29, 2002 compared to the corresponding period in fiscal year 2001, primarily reflecting the slowdown in demand for PCs and servers and the resulting reduced demand for hard disk drives and the continued pricing pressures in the market.

      Sales to the top five customers in the three and six months ended June 29, 2002 represented 36.3% and 31.5% of revenue, respectively, compared to 35.5% and 36.3% of revenue, respectively, in the corresponding periods in fiscal year 2001. Sales to one customer were 11.8% and 10.8% of revenue in the three and six months ended June 29, 2002; sales to one customer represented 11.4% and 13.8% of total revenue for the corresponding period in fiscal year 2001, and there was only one customer with over 10% of revenue in these periods.

      Revenue from sales to computer equipment manufacturers in the three and six months ended June 29, 2002 represented 50.2% and 46.4% of revenue, respectively, compared to 59.7% and 63.4% of revenue, respectively, in the corresponding period in fiscal year 2001. The decline in percentage of revenue from OEMs was due to lower demand for PCs and servers, resulting in lower demand for hard disk drives from the OEM channel. Revenue from sales to the distribution channel and retail customers in the three and six months ended June 29, 2002 represented 49.8% and 53.6% of revenue, respectively, compared to 40.3% and 36.6% of revenue, respectively, in the corresponding period in fiscal year 2001. The increase in revenue from sales to the distribution channel in the three months ended June 29, 2002 compared to the corresponding period in fiscal year 2001 is primarily due to of the growth of non-branded PC customers’ market share of the overall current desktop PC market and our effort to accommodate this growth. The increase in the six months ended June 29, 2002 compared to the corresponding period in fiscal year 2001 is primarily due to our acquisition of the Quantum HDD business and the growth of non-branded PC customers’ market share of the overall current desktop PC market and our effort to accommodate this growth.

      Domestic revenue in the three and six months ended June 29, 2002 represented 34.2% and 36.1% of total sales, respectively, compared to 45.2% and 45.4% of total sales, respectively, in the corresponding period in fiscal year 2001. International revenue in the three and six months ended June 29, 2002 represented 65.8% and 63.9% of total sales, respectively, compared to 54.8% and 54.6% of total sales, respectively, in the corresponding period in fiscal year 2001. In absolute terms, international sales increased 3.2% and 35.7% in the three and six months ended June 29, 2002, respectively, compared to the corresponding periods in fiscal year 2001. Revenue from international sales in the three months ended June 29, 2002 compared to the corresponding period in the fiscal year 2001 increased primarily as a result of the growth in sales to the non-branded customers who are primarily located outside of the United States and Canada. Revenue from international sales in the six months ended June 29, 2002 compared to the corresponding period in fiscal year 2001 increased primarily as a result of our stronger presence in Europe and Asia Pacific as a result of the acquisition of the Quantum HDD business and the growth in sales to the non-branded customers who are primarily located outside of the United States and Canada. We plan to continue building our sales efforts in Europe and Asia Pacific over the course of the year.

      Sales to Europe in the three months ended June 29, 2002 and June 30, 2001 represented 30.4% and 24.7% of total revenue, respectively. In absolute terms, European sales increased 6.0% compared to the corresponding period in fiscal year 2001. Sales to Asia Pacific in the three months ended June 29, 2002 represented 34.8%, or an absolute increase of 8.9% of total revenue, compared to 27.4% of total revenue for the corresponding period in fiscal year 2001. The increases in the sales to Europe and Asia Pacific in the three month period ended June 29, 2002 were mainly due to growth in sales to the non-branded customers who are primarily located outside of the United States and Canada.

      Sales to Europe in the six months ended June 29, 2002 and June 30, 2001 represented 31.7% and 24.0% of total revenue, respectively. In absolute terms, European sales increased 53.2% compared to the corresponding period in fiscal year 2001. Sales to Asia Pacific in the six months ended June 29, 2002 represented 31.3%, or an absolute increase of 33.0% of total revenue, compared to 27.3% of total revenue for the corresponding period in fiscal year 2001. The increases in the sales to Europe and Asia Pacific in the six month period ended June 29, 2002 were primarily due to the acquisition of the Quantum HDD business and increased sales to non-branded customers who are primarily located outside of the United States and Canada.

Gross Profit

      Gross profit decreased to $63.0 million in the three months ended June 29, 2002, compared to $77.9 million for the corresponding period in fiscal year 2001. As a percentage of revenue, gross profit decreased to 7.0% in the three months ended June 29, 2002 from 7.5% in the corresponding period of fiscal year 2001. Gross profit increased to $178.6 million in the six months ended June 29, 2002, compared to $167.0 million for the corresponding period in fiscal year 2001 primarily due to our acquisition of the Quantum HDD business. As a percentage of revenue, gross profit decreased to 9.2% in the six months ended June 29, 2002 from 10.0% in the corresponding period of fiscal year 2001. The decrease in gross profit as a percentage of revenues for the three and six month periods ended June 29, 2002 compared to the corresponding periods in fiscal year 2001, was primarily due to competitive pricing pressures, which caused a decline in average selling prices compared to the average unit cost, as well as the negative impact on gross profit in the second quarter from the transition of the manufacturing of desktop drive products from MKE to the Maxtor Singapore manufacturing facility. We may also experience some negative impact in the third quarter of fiscal year 2002 resulting from this manufacturing transition. We expect competitive pricing pressure to continue in the third quarter of 2002. As we complete the integration of our product development efforts associated with our acquisition of the Quantum HDD business, we expect to achieve cost benefits and efficiencies which could favorably impact our gross profits.

Operating Expenses

	Three Months Ended			Six Months Ended

	June 29,	June 30,		June 29,	June 30,
	2002	2001	Change	2002	2001	Change

	(Unaudited)
	(In millions)
Research and development	$109.1	$139.3	$(30.2)	$218.1	$198.3	$19.8
Selling, general and administrative	$38.8	$107.9	$(69.1)	$84.9	$135.4	$(50.5)
Amortization of goodwill and other intangible assets	$21.3	$61.9	$(40.6)	$42.7	$64.4	$(21.7)
Purchased in-process research and development	$—	$94.7	$(94.7)	$—	$94.7	$(94.7)
As a percentage of revenue:
Research and development	12.2%	13.4%		11.2%	11.9%
Selling, general and administrative	4.3%	10.4%		4.4%	8.1%
Amortization of goodwill and other intangible assets	2.4%	5.9%		2.2%	3.9%
Purchased in-process research and	—	9.1%		—	5.7%
development

Research and Development (“R&D”)

      R&D expense in the three and six months ended June 29, 2002 was $109.1 million, or 12.2% of revenue and $218.1 million or 11.2% of revenue, respectively, compared to $139.3 million, or 13.4% of revenue, and $198.3 million or 11.9% of revenue, respectively, in the corresponding period in fiscal year 2001. The decrease in the three months ended June 29, 2002 compared to the corresponding period in fiscal year 2001 was primarily due to merger related costs, such as amortization of stock-based compensation, associated with the Quantum HDD acquisition incurred during the three months ended June 30, 2001. The increase in the six months ended June 29, 2002 compared to the corresponding period in fiscal year 2001 was due to the inclusion of Quantum HDD and MMC expenses, our on-going effort to maintain leadership products to address the requirements of the PC desktop market and our continued investments to expand our product portfolio in the enterprise class hard disk drives and the Network Systems Group.

      As a result of the Quantum HDD acquisition, R&D expense includes stock-based compensation charges of $0.4 million and $1.0 million in the three and six months ended June 29, 2002, respectively, and $1.3 million in the three and six months ended June 30, 2001, resulting from options we issued to Quantum employees who joined Maxtor in connection with the merger on April 2, 2001. R&D expense in the six months ended June 29, 2002 includes $2.8 million of stock-based compensation amortization for Quantum DSS restricted shares issued to Quantum employees who joined Maxtor in connection with the merger. R&D expense in the three and six months ended June 30, 2001 includes $19.7 million of stock-based compensation amortization related to Quantum DSS restricted shares issued to Quantum employees who joined Maxtor in connection with the merger. The following table summarizes the effect of these merger-related charges:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

	(In millions)
R&D expense	$109.1	$139.3	$218.1	$198.3
Stock-based compensation expense	(0.4)	(1.3)	(1.0)	(1.3)
Amortization related to DSS restricted shares	—	(19.7)	(2.8)	(19.7)

	$108.7	$118.3	$214.3	$177.3

      For further information, see discussion below under the section “Stock-based Compensation.”

Selling, General and Administrative (“SG&A”)

      SG&A expense in the three and six months ended June 29, 2002 was $38.8 million, or 4.3% of revenue and $84.9 million, or 4.4% of revenue, respectively, compared to $107.9 million, or 10.4% of revenue, and $135.4 million or 8.1% of revenue, respectively, in the corresponding period in fiscal year 2001. SG&A expense decreased in absolute dollars and as a percentage of revenue in the three and six months ended June 29, 2002 compared to the corresponding periods in fiscal year 2001 primarily due to payments associated with the Quantum HDD acquisition paid subsequent to the merger.

      As a result of the Quantum HDD acquisition, SG&A expense includes stock-based compensation charges of $0.1 million and $0.3 million in the three and six months ended June 29, 2002, respectively, and $0.5 million in the three and six months ended June 30, 2001, resulting from options we issued to Quantum employees who joined Maxtor in connection with the merger on April 2, 2001. SG&A expense in the six months ended June 29, 2002 includes $1.0 million of stock-based compensation amortization for Quantum DSS restricted shares issued to Quantum employees who joined Maxtor in connection with the merger. SG&A expense in the three and six months ended June 30, 2001 includes $7.0 million of stock-based compensation amortization related to the Quantum DSS restricted shares issued to Quantum employees who joined Maxtor in connection with the merger. The following table summarizes the effect of these merger-related charges:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

	(In millions)
SG&A expense	$38.8	$107.9	$84.9	$135.4
Stock-based compensation expense	(0.1)	(0.5)	(0.3)	(0.5)
Amortization related to DSS restricted shares	—	(7.0)	(1.0)	(7.0)

	$38.7	$100.4	$83.6	$127.9

      For further information, see discussion below under the section “Stock-based Compensation.”

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

      Included in R&D expenses and SG&A expenses are charges for amortization of stock-based compensation resulting from both Maxtor options and options issued by Quantum to employees who joined Maxtor in connection with the acquisition on April 2, 2001. Stock compensation charges were as follows:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

		(In millions)
Cost of revenues	$0.1	$0.2	$0.2	$0.3
Research and development	0.6	1.5	1.3	1.6
Selling, general and administrative	0.6	1.0	1.2	1.6

Total stock-based compensation expense	$1.3	$2.7	$2.7	$3.5

      As of June 29, 2002, $2.4 million of stock-based compensation associated with the Quantum HDD acquisition remains to be amortized, based on vesting schedules, and this amortization is expected to be completed early in fiscal year 2004.

      In addition, Quantum Corporation issued restricted DSS shares to Quantum employees who joined Maxtor in connection with the acquisition in exchange for the fair value of DSS options held by such employees. A portion of the acquisition purchase price has been allocated to this deferred stock-based compensation, recorded as prepaid expense, and is amortized to expenses over the vesting period as the vesting of the shares are subject to continued employment with Maxtor. Amortization as of June 29, 2002 was as follows:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

		(In millions)
Cost of revenues	$—	$2.3	$0.3	$2.3
Research and development	—	19.7	2.8	19.7
Selling, general and administrative	—	7.0	1.0	7.0

Total amortization related to DSS restricted shares	$—	$29.0	$4.1	$29.0

Amortization of Goodwill and Other Intangible Assets

      Amortization of other intangible assets represents the amortization of customer list and other current products and technology, arising from our acquisitions of CDS in September 1999, the Quantum HDD business in April 2001 and MMC in September 2001. Amortization of other intangible assets decreased to $21.3 million and $46.7 million, in the three and six months ended June 29, 2002, respectively, compared to $61.9 million and $64.4 million in the corresponding period in fiscal year 2001. The decrease was primarily as a result of no charges for the amortization of goodwill and workforce in 2002. The three and six months ended June 30, 2001 reflects $37.5 million and $39.2 million of goodwill amortization, respectively. On December 30, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. In compliance with SFAS No. 142:

•	On December 30, 2001, we reclassified $31.1 million, net of accumulated amortization, in workforce assets to goodwill and we ceased amortizing the resulting net goodwill balance of $846.0 million. Accordingly, there are no charges for the amortization of goodwill in 2002 or thereafter.

•	The net book value of goodwill will be reviewed for impairment annually and whenever there is indication that the value of the goodwill may be impaired. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.

•	SFAS No. 142 prescribes a two-phase transitional process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment as of January 1, 2002. The second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The Company completed its first phase impairment analysis during the second quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

•	The amortization of intangible assets incurred in the three and six months ended June 29, 2002 was due to the amortization of other intangible assets. Other intangibles comprising customer list and purchased technology resulting from our acquisitions of CDS, the Quantum HDD business and MMC Technology will continue to be amortized. The net book value of these intangibles at June 29, 2002 was $188.8 million and amortization for the three and six months ended June 29, 2002 was $21.3 million and $42.7 million, respectively.

Interest Expense and Interest Income

	Three Months Ended			Six Months Ended

	June 29,	June 30,		June 29,	June 30,
	2002	2001	Change	2002	2001	Change

	(Unaudited)
	(In millions)
Interest expense	$6.6	$5.5	$1.1	$13.1	$8.5	$4.6
Interest and other income	$2.4	$12.9	$(10.5)	$5.4	$18.6	$(13.2)
Other income (loss)	$1.6	$—	$1.6	$1.6	$(1.5)	$3.1
As a percentage of revenue:
Interest expense	0.7%	0.5%		0.7%	0.5%
Interest and other income	0.3%	1.2%		0.3%	1.1%
Other loss	0.2%	0.0%		0.1%	(0.1)%

Interest Expense

      Interest expense increased by $1.1 million and by $4.6 million for the three and six months of fiscal year 2002, as compared to the corresponding periods in fiscal year 2001. The increase in the three months ended June 29, 2002 compared to the corresponding period in fiscal year 2001 was primarily due to the debt assumed in conjunction with the acquisition of MMC on capital equipment loan and leases. The increase in the six months ended June 29, 2002 compared to the corresponding period in fiscal year 2001 was primarily due to the debt assumed in conjunction with the acquisition of MMC on capital equipment loan and leases, the obligation to reimburse for the interest due on the Quantum HDD pro rata portion of Quantum’s convertible subordinated notes and the monthly accretion of interest expense related to facility exit costs in connection with the Quantum HDD acquisition. Total short-term and long-term outstanding borrowings were $257.3 million as of June 29, 2002 compared to $231.9 million as of June 30, 2001.

Interest and Other Income

      Interest and other income decreased $10.5 and $13.2 million for the three and six month periods ended June 29, 2002 compared to the corresponding periods in fiscal year 2001. The decreases were largely due to reductions in cash equivalents and marketable securities. Total cash and cash equivalents, restricted cash and marketable securities were $489.9 million as of June 29, 2002 compared to $626.9 million as of June 30, 2001. See the “Liquidity and Capital Resources” discussion for further information.

Provision for income taxes

	Three Months Ended			Six Months Ended

	June 29,	June 30,		June 29,	June 30,
	2002	2001	Change	2002	2001	Change

	(Unaudited)
	(In millions)
Loss before provision for income taxes	$(108.9)	$(318.7)	$209.8	$(173.2)	$(317.1)	$143.9
Provision for income taxes	$0.2	$1.1	$(0.9)	$0.8	$1.3	$(0.5)

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

      We purchased a $340.0 million insurance policy covering the risk that the split-off of the Quantum HDD business from Quantum DSS could be determined to be subject to federal income tax or state income or franchise tax. Under the “Tax Sharing and Indemnity Agreement,” the Company agreed to indemnify Quantum for the amount of any tax payable by Quantum as a result of the split-off to the extent such tax is not covered by such insurance policy, unless imposition of the tax is the result of Quantum’s actions, or acquisitions of Quantum stock, after the split-off. The amount of the tax not covered by insurance could be substantial. In addition, if it is determined that Quantum owes federal or state tax as a result of the split-off and the circumstances giving rise to the tax are covered by our indemnification obligations, the Company will be required to pay Quantum the amount of the tax at that time, whether or not reimbursement may be allowed under our tax insurance policy.

      We recorded approximately $196.4 million of deferred tax liabilities in connection with the acquisition of the Quantum HDD business in April 2001. The deferred taxes were recorded principally to reflect the taxes which would become payable upon the repatriation of the earnings which was invested abroad by Quantum HDD as of April 1, 2001.

Liquidity and Capital Resources

Cash and Cash Equivalents

      Cash, cash equivalents, marketable securities and restricted cash were $489.9 million at June 29, 2002 compared to $645.8 million at December 29, 2001. The Company’s restricted cash balance at June 29, 2002 was $98.6 million, which is pledged as collateral for certain stand-by letters of credit issued by commercial banks. We have a net deferred tax liability of $196.4 million, which could become payable upon repatriation of the earnings invested abroad.

      Operating activities used cash of $61.1 million in the six months ended June 29, 2002. Uses of cash from operating activities reflect our net loss of $174.0 million offset by adjustments for depreciation, amortization of intangible assets and other non-cash adjustments of $123.5 million. Sources of cash from operating activities also include a $78.6 million increase in accounts payable primarily due to timing differences in payments to vendors and a $36.0 million decrease in accounts receivable primarily due to the decrease in revenue. This was partially offset by a $80.4 million decrease in accrued and other liabilities primarily due to the satisfaction of warranty and related obligations, merger related severance and facilities expenses, and $44.7 million increase in inventory and other current assets due to managing the transition of production to our Singapore manufacturing facility. We believe this effect on inventory balances will be resolved by the end of the current fiscal year.

      Net cash used in investing activities was $10.4 million in the six months ended June 29, 2002. Investing activities primarily reflects the receipt of $68.0 million in proceeds from the sale of marketable securities (net of purchases), and investments made in property plant and equipment of $78.4 million. We expect that our investments in property, plant and equipment in 2002 will be approximately $200.0 million, primarily to fund manufacturing upgrades and expansion, product development and updating our information technology systems.

      Net cash used in financing activities was $16.2 million during the quarter ended June 29, 2002. This was primarily attributed to the repayment of debt and lease obligations, including the payment in full of the $5.1 million principal balance owed to Hynix and the repayments of lease obligations described under “— Related Party Transactions,” and purchase of publicly traded debt in the aggregate amount of $30.1 million, offset by proceeds from employee stock purchases and stock options exercised of $14.0 million.

      We believe the existing cash and cash equivalents, short term investment and capital resources, together with cash generated from operations and available borrowing capacity will be sufficient to fund our operations through at least the next twelve months. We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and to invest in property, plant and equipment. During 2002, capital expenditures are expected to be approximately $200 million, primarily used for manufacturing upgrades and expansion, product development, and updating our information technology systems. We intend to seek financing arrangements to fund our future capacity expansion and working capital, as necessary. However, our ability to generate cash will depend on, among other things, demand in the hard disk drive market and pricing conditions. If we need additional capital, there can be no assurance that such additional financing can be obtained, or, if obtained, that it will be available on satisfactory terms. See discussion below under the heading “Certain Factors Affecting Future Performance.”

     Certain Financing Activities

      Future payments due under debt and capital lease obligations as of June 29, 2002 are reflected in the following table (in thousands):

			Pro Rata Portion
		Economic	of Quantum
	5.75%	Development	Corporation’s 7%		Equipment
	Subordinated	Board of	Subordinated		Loans and
	Debentures Due	Singapore Loan	Convertible Notes		Capital
	2012(1)	Due March 2004(2)	Due 2004(3)	Mortgages(4)	Leases(5)	Total

Fiscal Year Ending
2002(remaining six months)	$—	$3,253	$—	$675	$14,450	$18,378
2003	5,000	6,506	—	1,444	23,487	36,437
2004	5,000	3,253	95,833	1,583	9,623	115,292
2005	5,000	—	—	1,734	—	6,734
2006	5,000	—	—	30,847	—	35,847
Thereafter	44,627	—	—	—	—	44,627

Total	$64,627	$13,012	$95,833	$36,283	$47,560	$257,315

(1)	For the remainder of fiscal year 2002 through fiscal year 2012, we will make interest payments of $28.7 million.

(2)	For the remainder of fiscal year 2002 through fiscal year 2004, we will make interest payments of $0.6 million.

(3)	For the remainder of fiscal year 2002 through fiscal years 2003 and 2004, we will make interest payments of $14.0 million.

(4)	For the remainder of fiscal year 2002 through fiscal year 2006, we will make interest payments of $13.2 million.

(5)	For the remainder of fiscal year 2002 through fiscal years 2003 and 2004, we will make interest payments of $4.7 million.

      The Company did not enter into any significant operating lease obligations during the three month period ended June 29, 2002. For additional information regarding the Company’s operating lease obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

      In July 1998, we entered into an accounts receivable securitization program (the “Program”) with a group of commercial banks (the “Banks”). On November 15, 2001, we amended and restated the Program, extending the Program for another three years and increasing the available size of the Program from $200 million to $300 million. Under the Program, we sell our U.S. and Canadian accounts receivable via a special purpose entity, Maxtor Receivables Corporation (“MRC”). MRC, our wholly-owned subsidiary, sells the Banks an ownership interest in our accounts receivable on a revolving basis, in an amount determined by an “eligible” pool of receivables. The Banks’ purchases of interests in our accounts receivable results in the amount of the purchases being excluded from our consolidated accounts receivable, and the proceeds of the sale being included in our consolidated cash balance. The Banks had purchased a $45.0 million interest in our accounts receivable under this Program at June 29, 2002.

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

      On May 28, 2002, the banks participating in the Program approved a third amendment, which modified the tangible net worth covenant and the minimum unrestricted cash requirement. On June 20, 2002, our Singapore loan was amended to the same effect. After giving effect to the third amendment and the amendment of the Singapore loan, the Company was in compliance with all covenants.

      If a Liquidation Event were to occur, the Banks would be entitled to all cash collections on our accounts receivables in the United States until its net investment had been recovered. We do not expect that such an event by itself would have a significant adverse impact on our liquidity, given the fact that we believe the Banks’ net investment would be satisfied shortly following such Liquidation Event, based on our historical collection rate of receivables. However, we would no longer have access to the Program following such Liquidation Event. We do not expect that the unavailability of the Program would have a material adverse effect on our liquidity.

      We anticipate that we may be unable to satisfy the minimum tangible net worth covenants contained in each of the Singapore loan and the Program at the end of the third fiscal quarter of 2002. We are in the process of seeking amendments under each of the Program and our Singapore loan, which would allow us to remain in compliance with our agreements; however, there can be no assurance that the Banks and the Singapore lender will agree to any such amendments or alternatively provide a waiver for any covenant violation. In the event that a default occurs in a financial covenant under our Singapore loan, and we do not receive a waiver we may be required to repay the loan earlier than anticipated; however, we do not expect that such an earlier repayment of the Singapore loan would have a material adverse impact on our liquidity.

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

      On September 2, 2001, we completed our acquisition of MMC which had previously been a wholly-owned subsidiary of Hynix. MMC, based in San Jose, California, designs, develops and manufactures media for hard disk drives. Prior to the acquisition, sales to Maxtor constituted 95% of MMC’s annual revenues. The primary business reason for our acquisition of MMC was to provide us with a reliable source of supply of media for hard disk drives. A fairness opinion was delivered to Maxtor’s Board of Directors by a nationally recognized investment banking firm in connection with the MMC acquisition. The fairness opinion concluded that the consideration to be paid by Maxtor for MMC was fair to Maxtor, from a financial point of view. The acquisition of MMC was approved by the Maxtor Board’s Affiliated Transactions Committee and was determined by the Committee to be fair to and in the best interests of Maxtor and its stockholders. The Affiliated Transactions Committee was comprised entirely of directors with no relationship with Hynix and its affiliates. The acquisition was accounted for as a purchase with a total cost of $17.9 million, which consisted of cash consideration of $1 million, $16 million of loan forgiveness, and $0.9 million of direct transaction costs. In connection with the acquisition, we also assumed liabilities of $105.7 million. As part of these liabilities, we assumed a note for $7.3 million owing to Hynix, which bore no interest through March 31, 2002; thereafter, unpaid principal amounts bore interest at 9% per annum (the “Maxtor Note”). On January 5, 2001, Hynix issued a promissory note to Maxtor for $2 million in principal amount, representing Hynix’s share of a settlement relating to litigation between Maxtor, Hynix and Stormedia. This note bore interest at 9% per annum, with the payment of principal and interest due on December 31, 2001 (the “Hynix Note”). Hynix and Maxtor agreed that the principal and accrued interest on the Hynix Note as of December 28, 2001 was offset against the principal amount of the Maxtor Note, such that the Hynix Note was fully paid and the Maxtor Note had a principal amount of approximately $5.1 million as of December 29, 2001; the outstanding balance under the Maxtor Note was fully paid on April 5, 2002. As a result of the MMC acquisition, MMC’s results of operations are included in our financial statements from the date of acquisition.

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

      In connection with the acquisition of MMC, we assumed equipment loans and capital leases. As of June 29, 2002, there was $47.6 million outstanding under these obligations, which have maturity dates ranging from December 2001 to October 2004 and interest rates averaging 9.9%. Hynix is continued as a guarantor on these leases. As a result of the MMC acquisition, MMC’s results of operations are included in our financial statements from the date of acquisition.

      Our cost of revenue includes certain component parts Maxtor purchased from MMC. These purchases amounted to $34 million and $72 million for the three and six months ended June 30, 2001, respectively. In August 1998, Maxtor entered into an agreement with MMC with respect to the pricing of future purchases that provided for pricing discounts in return for a purchase volume commitment based on a percentage of our total media purchases through September 30, 2001. The pricing discounts generally ranged from 2% to 4% off of competitive prices. As described above, Maxtor completed its acquisition of MMC on September 2, 2001.

      Our cost of revenue also includes certain DRAM chip purchases from Hynix Semiconductor, Inc., “HSI,” formerly HEI. Hynix is treated identically to its competitors in the process by which commodity electronics, principally DRAMs, are selected, qualified, and purchased; pricing is negotiated with selected suppliers on the basis of suppliers’ bids and market information. Our purchases from HSI totaled $26.5 million in fiscal year 1999, $41.6 million in fiscal year 2000 and $19.3 million in fiscal year 2001.

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

      Hynix was an unconditional guarantor of one of our facilities leases in Milpitas, California. The aggregate rent under the lease was $3.24 million per annum in each of the years ended January 1, 2000, December 30, 2000 and December 29, 2001. The lease rate was established by arms’ length negotiations with the lessor based on applicable market rates. The lease expired on March 31, 2002 and was not extended.

Recent Accounting Pronouncements

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

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS 144 replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The FASB issued SFAS 144 to establish a single accounting model, based on the framework established in SFAS 121, as SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, “Reporting The Results of Operations-Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 also resolves significant implementation issues related to SFAS 121. Companies are required to adopt SFAS 144 for fiscal year beginning after December 15, 2001, but early adoption is permitted. The adoption of SFAS 144 did not have a significant impact on Maxtor’s financial statements.

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

      The Company ceased amortizing goodwill totaling $846.0 million as of the beginning of fiscal 2002, including $31.1 million, net of accumulated amortization, of acquired workforce intangibles previously classified as purchased intangible assets.

      Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to seven years. The Company expects amortization expense on purchased intangible assets to be $41.5 million for the remainder of fiscal 2002, $82.3 million in fiscal 2003, $37.1 million in fiscal 2004, $22.0 million in fiscal 2005, and $5.9 million in fiscal 2006, at which time purchased intangible assets will be fully amortized.

      SFAS No. 142 prescribes a two-phase transitional process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment as of January 1, 2002. The second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The Company completed its first phase impairment analysis during the second quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

      The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the three and six months ended June 30, 2001 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net loss — as reported	$(109,002)	$(319,768)	$(174,040)	$(318,429)
Adjustments:
Amortization of goodwill	—	37,484	—	39,168
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	—	3,326	—	3,362

Net adjustments	—	40,810	—	42,530

Net loss — adjusted	$(109,002)	$(278,958)	$(174,040)	$(275,899)

Basic and diluted net loss per share — as reported	$(0.46)	$(1.35)	$(0.73)	$(1.81)
Basic and diluted net loss per share — adjusted	$(0.46)	$(1.18)	$(0.73)	$(1.57)

      In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company is currently assessing the impact of SFAS 145 on its financial statements.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the impact of SFAS 146 on its financial statements.

CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

We have a history of losses and may not achieve profitability.

      We have a history of significant losses and may not achieve profitability. In the last five fiscal years, we were profitable in only fiscal years 1998 and 2000 and Quantum HDD was profitable only in fiscal year 1997. In the three and six-month periods ended June 29, 2002, our net loss was $109.0 million, and $174.0 million, respectively, which included $21.3 million and $42.7 million, respectively, for the amortization of intangible assets and charges of $0.6 million and $5.5 million, respectively, for stock-based compensation related to the Quantum HDD acquisition.

The decline of average selling prices in the hard disk drive industry could cause our operating results to suffer and make it difficult for us to achieve profitability.

      It is very difficult to achieve and maintain profitability and revenue growth in the hard disk drive industry because the average selling price of a hard disk drive rapidly declines over its commercial life as a result of technological enhancement, productivity improvement and increase in the industry supply. End-user demand for the computer systems that contain our hard disk drives has historically been subject to rapid and unpredictable fluctuations. In addition, intense price competition among personal computer manufacturers and Intel-based server manufacturers may cause the price of hard disk drives to decline. As a result, the hard disk drive market tends to experience periods of excess capacity and intense price competition. Competitors’ attempts to liquidate excess inventories, restructure, or gain market share also tend to cause average selling prices to decline. This excess capacity and intense price competition has caused us in the past several quarters and will likely continue to cause us in future quarters, to lower prices, which has the effect of reducing margins, causing operating results to suffer and making it difficult for us to achieve or maintain profitability. If we are unable to lower the cost of our hard disk drives to be consistent with the decline of average selling prices, we will not be able to compete effectively and our operating results would suffer.

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

      Our quarterly operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our future performance will depend on many factors, including:

•	the average selling price of our products;

•	fluctuations in the demand for our products as a result of the seasonal nature of the desktop computer industry and the markets for our customers’ products, as well as the overall economic environment;

•	our ability to successfully qualify our products with our customers;

•	the availability, and efficient use, of manufacturing capacity;

•	our customers canceling, rescheduling or deferring orders; and

•	our ability to purchase components at competitive prices.

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

      Most of our products are sold to desktop computer and Intel-based server manufacturers or to their subcontractors. These manufacturers select or qualify their hard disk drive suppliers, either directly or through their subcontractors, based on quality, storage capacity, performance and price. Manufacturers typically seek to qualify two or more suppliers for each hard disk drive product generation. To qualify consistently, and thus succeed in the desktop and Intel-based server hard disk drive industry, we must consistently be among the first-to-market introduction and first-to-volume production at leading storage capacity per disk, offering competitive prices and high quality. Once a manufacturer or subcontractor has chosen its hard disk drive suppliers for a given desktop computer or Intel-based server product, it often will purchase hard disk drives from those suppliers for the commercial lifetime of that product line. If we miss a qualification opportunity, we may not have another opportunity to do business with that manufacturer or subcontractor until it introduces its next generation of products. The effect of missing a product qualification opportunity is magnified by the limited number of high-volume manufacturers of personal computers and Intel-based servers. If we do not reach the market or deliver volume production in a timely manner, we may lose opportunities to qualify our products and may need to deliver lower margin, older products or products with higher capacity then required in order to meet our customers’ demands. In such case, our business, financial condition and operating results would be adversely affected.

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

      To remain a significant supplier of hard disk drives to major manufacturers of personal computers and Intel-based servers, we will need to offer a broad range of hard disk drive products to our customers. Although almost all of our current products are designed for the desktop computer and the Intel-based server markets, demand in these segments may shift to products we do not offer or volume demand may shift to other segments. Such segments may include laptop computers or handheld consumer products, which none of our products currently serves. Accordingly, we will need to develop and manufacture new products that address additional hard disk drive market segments to remain competitive in the hard disk drive industry. We cannot assure you that we will successfully or timely develop or market any new hard disk drives in response to technological changes or evolving industry standards or avoid technical or other difficulties that could delay or prevent the successful development, introduction or marketing of new hard disk drives. Any failure to successfully develop and introduce new products for our existing customers or to address additional market segments could result in loss of customer business or require us to deliver product not targeted effectively to customer requirements, which in turn could adversely affect our business, financial condition and operating results.

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

We may fail to complete successfully the integration of the Quantum HDD business, and in that event our product development efforts and our operating results may suffer.

      We acquired the Quantum HDD business in April 2001 and since then we have made substantial progress in merging the two companies. However, we have further work to do to complete the integration of the two operations, primarily related to migration to a common product roadmap. The risks of unsuccessful integration of the product development process include delays in time to market and time to volume production, which would in turn adversely impact our operating results.

We are reviewing our alternatives for our network attached storage business consistent with the need for contributions to profit, and any significant reduction in our commitment to this business segment may adversely impact our operating results.

      We have made substantial investments in the network attached storage business. This emerging industry is continuing to evolve rapidly and certain segments are becoming commoditized. We are exploring alternatives for this business consistent with the need to provide contributions to profit. Any significant reduction in our commitment to this business segment will result in charges which may adversely impact our operating results.

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

      Unlike some of our competitors, we do not manufacture any of the parts used in our products, other than media as a result of our acquisition of MMC. Instead, our products incorporate parts designed by and purchased from third party suppliers. Consequently, the success of our products depends on our ability to gain access to and integrate parts that use leading-edge technology. To successfully manage the integration of parts, we must:

•	acquire technologically advanced parts;

•	effectively integrate different parts from a variety of suppliers;

•	manage difficult scheduling and delivery problems; and

•	develop and maintain relationships with key suppliers.

      If we are unable to successfully manage the integration of parts obtained from third party suppliers, our business, financial condition and operating results could suffer.

Our consolidation of manufacturing of our desktop drive products may adversely impact our operating results. Further, if we are unable to acquire needed additional manufacturing capacity, or MKE does not meet our manufacturing requirements, or if a disaster occurs at one of our or MKE’s plants, our growth will be adversely impacted and our business, financial condition and operating results could suffer.

      Our Maxtor-owned facility in Singapore and our relationship with MKE for the manufacture of hard disk drives are currently our only sources of production for our hard disk drive products. We intend to consolidate manufacturing of our desktop drive products to our Singapore facility by the end of third quarter of 2002. Unexpected difficulties in such consolidation may significantly harm our business, financial condition and operating results. Following this consolidation, MKE will continue to manufacture a substantial portion of our enterprise hard disk drives pursuant to a master agreement and a purchase agreement. The purchase agreement has been extended pursuant to an agreement in principle through November 2, 2002. If the purchase agreement is not extended further and if we are unable to reach agreement with MKE on mutually acceptable terms for the manufacture of enterprise hard disk drives, we will need to arrange for alternative manufacturing capacity. If we fail to make such arrangements in a timely manner, in adequate volumes or on acceptable terms, our revenue might be lower than projected and our business, financial condition and operating results would suffer. We will need to acquire additional manufacturing capacity in the future. Our inability to add capacity to allow us to meet customers’ demands in a timely manner may limit our future growth and could harm our business, financial condition and operating results.

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

We have asserted claims against Quantum, and Quantum has asserted claims against us, for payment under agreements entered into in connection with our acquisition of the Quantum HDD business. In the event these claims are not resolved favorably in the aggregate, our business, financial condition and operating results could be harmed.

      We have asserted multiple claims against Quantum, and Quantum has asserted multiple claims against us, for payment under agreements entered into in connection our acquisition of the Quantum HDD business, including a tax sharing and indemnity agreement, which provides for the allocation of certain liabilities related to taxes. We disagree with Quantum about the amounts owed by each party under the agreements and are in negotiations to resolve the claims. The parties have commenced dispute resolution procedures under the tax sharing and indemnity agreement. Although we believe that we will be successful in asserting or defending these claims in the aggregate, an unfavorable resolution of such claims in the aggregate could harm our business, financial condition and operating results.

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

We may be unable to satisfy a financial covenant in our asset securitization program or under our Singapore loan at the end of our third fiscal quarter and if we are unable to obtain a waiver for any such default, we will not have access to the asset securitization program and may be required to pay down our Singapore loan earlier than anticipated.

      In July 1998, we entered into an accounts receivable securitization program (the “Program”) with a group of commercial banks (the “Banks”). On November 15, 2001, we amended and restated the Program, extending the Program for another three years and increasing the available size of the Program from $200 million to $300 million. Under the Program, we sell our U.S. and Canadian accounts receivable via a special purpose entity, Maxtor Receivables Corporation (“MRC”). MRC, our wholly-owned subsidiary, sells the Banks an ownership interest in our accounts receivable on a revolving basis, in an amount determined by an “eligible” pool of receivables. The Banks’ purchases of interests in our accounts receivable results in the amount of the purchases being excluded from our consolidated accounts receivable, and the proceeds of the sale being included in our consolidated cash balance. The Banks had purchased a $45.0 million interest in our accounts receivable under this Program at June 29, 2002.

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

      On May 28, 2002, the banks participating in the Program approved a third amendment, which modified the tangible net worth covenant and the minimum unrestricted cash requirement. On June 20, 2002, our Singapore loan was amended to the same effect. After giving effect to the third amendment and the amendment of the Singapore loan, the Company was in compliance with all covenants.

      If a Liquidation Event were to occur, the Banks would be entitled to all cash collections on our accounts receivables in the United States until its net investment had been recovered. We do not expect that such an event by itself would have a significant adverse impact on our liquidity, given the fact that we believe the Banks’ net investment would be satisfied shortly following such Liquidation Event, based on our historical collection rate of receivables. However, we would no longer have access to the Program following such Liquidation Event. We do not expect that the unavailability of the Program would have a material adverse effect on our liquidity.

      We anticipate that we may be unable to satisfy the minimum tangible net worth covenants contained in each of the Singapore loan and the Program at the end of the third fiscal quarter of 2002. We are in the process of seeking amendments under each of the Program and our Singapore loan, which would allow us to remain in compliance with our agreements; however, there can be no assurance that the Banks and the Singapore lender will agree to any such amendments or alternatively provide a waiver for any covenant violation. In the event that a default occurs in a financial covenant under our Singapore loan, and we do not receive a waiver we may be required to repay the loan earlier than anticipated; however, we do not expect that such an earlier repayment of the Singapore loan would have a material adverse impact on our liquidity.

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

      The market price of our common stock and the number of shares traded each day have varied greatly. Such fluctuations may continue due to numerous factors, including:

•	quarterly fluctuations in operating results;

•	announcements of new products by us or our competitors such as products that address additional hard disk drive and NAS products segments;

•	gains or losses of significant customers such as Dell or Compaq, which was later acquired by Hewlett Packard;

•	changes in stock market analysts’ estimates;

•	the presence of short-selling of our common stock;

•	sales of a high volume of shares of our common stock by our large stockholders;

•	events affecting other companies that the market deems comparable to us;

•	general conditions in the semiconductor and electronic systems industries; and

•	general economic conditions in the United States and abroad.

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

      The following table presents the hypothetical changes in fair values in the financial instruments held June 29, 2002 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The hypothetical changes assume immediate shifts in the U.S. Treasury yield curve of plus or minus 50 basis points (“bps”), 100 bps, and 150 bps.

				Fair Value
				as of
				June 29,
				2002
	+150 bps	+100 bps	+50 bps	($000)	-50 bps	-100 bps	-150 bps

Financial Instruments	97,874	98,243	98,616	98,994	99,368	99,749	100,133
% Change	(1.13)%	(0.76)%	(0.38)%		0.38%	0.76%	1.15%

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

				Fair Value
				as of
				June 29,
	Valuation of Security Given X%			2002	Valuation of Security Given X%
	Decrease in the Security Price			($000)	Increase in the Security Price

Corporate equity investments	2,890	4,335	4,913	5,780	6,647	7,225	8,670
% Change	(50)%	(25)%	(15)%		15%	25%	50%

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      Prior to our acquisition of the Quantum HDD business, we, on the one hand, and Quantum and MKE, on the other hand, were sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Papst’s complaint against Quantum and MKE was filed on July 30, 1998, and Papst’s complaint against Maxtor was filed on March 18, 1999. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with other pending litigations involving the Papst patents (the “MDL Proceeding”). The matters will be transferred back to the District Court for the Northern District of California for trial. Papst’s infringement allegations are based on spindle motors that Maxtor and Quantum purchased from third party motor vendors, including MKE, and the use of such spindle motors in hard disk drives. Maxtor purchased the overwhelming majority of the spindle motors used in our hard disk drives from vendors that were licensed under the Papst patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under the Papst patents, including MKE. As a result of the merger with Quantum HDD, we assumed Quantum’s potential liabilities to Papst arising from the patent infringement allegations Papst asserted against Quantum. We filed a motion to substitute the Company for Quantum in this litigation. The motion was denied by the Court presiding over the MDL Proceeding, without prejudice to being filed again in the future.

      Papst and MKE recently entered into an agreement to settle Papst’s pending patent infringement claims against MKE. That agreement includes a license of certain Papst patents to MKE which might provide Quantum, and thus us, with additional defenses to Papst’s patent infringement claims.

      On April 15, 2002, the Judicial Panel on Multidistrict Litigation ordered a separation of claims and remand to the District of Columbia of certain claims between Papst and another party involved in the MDL Proceeding. By order entered June 4, 2002, the court stayed the MDL Proceeding pending resolution by the District of Columbia court of the remanded claims. The first status conference in that District of Columbia action is scheduled for August 15, 2002.

      The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, we cannot assure you we will be able to successfully defend ourselves against this or any other Papst lawsuit. The Papst complaints assert claims to an unspecified dollar amount of damages. A favorable outcome for Papst in these lawsuits could result in the issuance of an injunction against us and our products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, we also could be required to pay treble damages and Papst’s attorney’s fees. Accordingly, a litigation outcome favorable to Papst could harm our business, financial condition and operating results. Management believes that it has valid defenses to the claims of Papst and is defending this matter vigorously.

      In addition to the Papst lawsuit, on June 13, 2002, we filed suit against Koninklijke Philips Electronics N.V. and several other Philips-related companies in the Superior Court of California, County of Santa Clara. On June 26, 2002, we filed a First Amended Complaint. The lawsuit alleges that an integrated circuit chip supplied by Philips was defective and caused significant levels of failure of the Quantum HDD Corona Plus, Eagle, and Eagle Plus products, each of which is a product line we acquired as part of our acquisition of the Quantum HDD business. By agreement, the Philips entities will file responsive pleadings on or before September 9, 2002. In the lawsuit, we are claiming damages of at least $77 million, however, the results of litigation are inherently uncertain and we cannot assure you that we will achieve a favorable outcome.

Item 4.     Submission of Matters to a Vote of Security Holders

      At our annual meeting of stockholders held on May 10, 2001, the stockholders elected the nominee for Class I director to our Board of Directors. The votes were as follows:

Nominee	For	Withheld Authority

Charles F. Christ	212,953,221	5,206,814

      Mr. Christ’s term will expire at the 2005 annual meeting. The following directors’ terms of office continue until the annual meeting indicated: Dr. C.S. Park and Michael R. Cannon (Class III term expires at the 2004 annual meeting); and Thomas Lyman Chun, Charles Hill and Roger W. Johnson (Class II term expires at the 2003 annual meeting).

      The following matters were also submitted to and approved by a vote of the stockholders with the results of the voting being as shown:

      Proposal to approve the amendment of our 1998 Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance thereunder from 8,000,000 to 17,000,000:

For:	204,209,011
Against:	12,415,411
Abstained:	1,535,613

      Proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 28, 2002:

For:	211,318,861
Against:	6,341,678
Abstained:	499,496

Item 5.     Other Information

      Effective July 5, 2002, the employment of Dr. Victor B. Jipson, formerly Executive Vice President and General Manager of the Desktop Products Group, was terminated.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits.

10.1	Form of Second Amendment To Executive Retention Agreement between Registrant and Pantelis S. Alexopoulos, Michael D. Cordano, Phillip C. Duncan, Michael J. Wingert, David L. Beaver, Misha Rozenberg and Glenn H. Stevens each dated as of May 24, 2002.
10.2	Third Amendment to Amended and Restated Receivables Purchase Agreement, dated as of May 28, 2002 by and among Registrant, Maxtor Receivables Corporation, the Conduit Purchasers, the Committed Purchasers, the Agents and Fleet National Bank.
10.3	Bank Guarantee Facility of SGD23,000,000, Amendments to Covenants on Tangible Networth and Consolidated Cash Balance, dated as of June 20, 2002, between the Bank of Nova Scotia, Singapore Branch and Maxtor Peripherals (s) Pte Ltd.
10.4	Revolving Bank Guarantee Facility of SGD666,000, Amendments to Covenants on Tangible Networth and Consolidated Cash Balance, dated as of June 20, 2002, between the Bank of Nova Scotia, Singapore Branch and Maxtor Peripherals (s) Pte Ltd.
99.1	Certification of Michael R. Cannon, President and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Paul J. Tufano, Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      None

      (b) Reports on Form 8-K.

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MAXTOR CORPORATION

By	/s/ PAUL J. TUFANO

Paul J. Tufano
Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer

Date: August 13, 2002

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Form of Second Amendment To Executive Retention Agreement between Registrant and Pantelis S. Alexopoulos, Michael D. Cordano, Phillip C. Duncan, Michael J. Wingert, David L. Beaver, Misha Rozenberg and Glenn H. Stevens each dated as of May 24, 2002.
10.2	Third Amendment to Amended and Restated Receivables Purchase Agreement, dated as of May 28, 2002 by and among Registrant, Maxtor Receivables Corporation, the Conduit Purchasers, the Committed Purchasers, the Agents and Fleet National Bank.
10.3	Bank Guarantee Facility of SGD23,000,000, Amendments to Covenants on Tangible Networth and Consolidated Cash Balance, dated as of June 20, 2002, between the Bank of Nova Scotia, Singapore Branch and Maxtor Peripherals (s) Pte Ltd.
10.4	Revolving Bank Guarantee Facility of SGD666,000, Amendments to Covenants on Tangible Networth and Consolidated Cash Balance, dated as of June 20, 2002, between the Bank of Nova Scotia, Singapore Branch and Maxtor Peripherals (s) Pte Ltd.
99.1	Certification of Michael R. Cannon, President and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Paul J. Tufano, Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.