Form 10-Q
period 2002-09-28
MAXTOR CORP
filed 2002-11-12
CIK 711039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 28, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file Number: 0-14016

Maxtor Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0123732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 McCarthy Boulevard, Milpitas, CA	95035
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 894-5000

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of November 6, 2002, 241,226,625 shares of the registrant’s Common Stock, $.01 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 99.1
EXHIBIT 99.2

MAXTOR CORPORATION

FORM 10-Q

September 28, 2002

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

MAXTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28,	December 29,
	2002	2001

	(Unaudited)
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$282,420	$379,927
Restricted cash	56,462	98,629
Marketable securities	71,600	167,217
Accounts receivable, net of allowance of doubtful accounts of $23,422 at September 28, 2002 and $21,638 at December 29, 2001	313,848	379,918
Inventories	203,773	185,556
Prepaid expenses and other	38,821	45,606

Total current assets	966,924	1,256,853
Property, plant and equipment, net	383,576	366,786
Goodwill	813,951	814,863
Other intangible assets, net	167,458	262,552
Other assets	10,464	14,410

Total assets	$2,342,373	$2,715,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$42,298	$44,160
Accounts payable	668,808	593,263
Accrued and other liabilities	423,957	532,358
Liabilities of discontinued operations	15,609	—

Total current liabilities	1,150,672	1,169,781
Deferred taxes	196,457	196,455
Long-term debt, net of current portion	209,127	244,458
Other liabilities	201,725	204,587

Total liabilities	1,757,981	1,815,281
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 247,292,239 shares issued and 242,292,239 shares outstanding at September 28, 2002 and 241,977,795 shares issued and 236,977,795 shares outstanding at December 29, 2001	2,473	2,420
Additional paid-in capital	2,347,481	2,323,885
Deferred compensation	(1,792)	(3,809)
Accumulated deficit	(1,744,175)	(1,406,524)
Cumulative other comprehensive income	405	4,211
Treasury stock (5,000,000 shares) at cost	(20,000)	(20,000)

Total stockholders’ equity	584,392	900,183

Total liabilities and stockholders’ equity	$2,342,373	$2,715,464

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

	(Unaudited)
	(In thousands, except share and per share amounts)
Net revenues	$819,716	$1,035,193	$2,741,166	$2,694,368
Cost of revenues	762,187	955,564	2,510,481	2,451,138

Gross profit	57,529	79,629	230,685	243,230
Operating expenses:
Research and development	94,095	118,555	301,205	304,644
Selling, general and administrative	34,754	48,026	111,424	174,497
Amortization of goodwill and other intangible assets(1)	20,562	60,778	61,686	120,210
Purchased in-process research and development	—	400	—	95,140
Restructuring charge	9,495	—	9,495	—

Total operating expenses	158,906	227,759	483,810	694,491

Loss from operations	(101,377)	(148,130)	(253,125)	(451,261)
Interest expense	(7,133)	(6,188)	(20,241)	(14,659)
Interest and other income	2,944	2,784	8,349	20,569
Other gain (loss)	623	(503)	2,200	(1,109)

Loss from continuing operations before income taxes	(104,943)	(152,037)	(262,817)	(446,460)
Provision for income taxes	527	1,140	1,333	2,448

Loss from continuing operations	(105,470)	(153,177)	(264,150)	(448,908)
Loss from discontinued operations	(58,141)	(12,550)	(73,501)	(35,248)

Net loss	$(163,611)	$(165,727)	$(337,651)	$(484,156)

Net loss per share — basic
Continuing operations	$(0.44)	$(0.64)	$(1.11)	$(2.28)
Discontinued operations	$(0.24)	$(0.05)	$(0.31)	$(0.18)

Total	$(0.68)	$(0.69)	$(1.42)	$(2.46)

Net loss per share — diluted
Continuing operations	$(0.44)	$(0.64)	$(1.11)	$(2.28)
Discontinued operations	$(0.24)	$(0.05)	$(0.31)	$(0.18)

Total	$(0.68)	$(0.69)	$(1.42)	$(2.46)

Shares used in per share calculation
— basic	240,177,574	238,629,903	238,413,709	196,829,537
— diluted	240,177,574	238,629,903	238,413,709	196,829,537

(1)	The amounts for three and nine months ended September 28, 2002 represent only amortization of other intangible assets.

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 28,	September 29,
	2002	2001

	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities from Continuing Operations:
Net loss from continuing operations	$(264,150)	$(448,908)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	112,856	91,423
Amortization of goodwill and other intangible assets	61,686	120,210
Amortization of deferred and prepaid stock-based compensation related to Quantum HDD acquisition	4,103	33,467
Purchased in-process research and development	—	95,140
Stock compensation expense	3,450	6,175
Restructuring charge	9,495	—
Loss on sale of property, plant and equipment and other assets	3,700	(104)
Gain on investment	(1,307)	—
Gain on retirement of bond	(2,400)	(857)
Change in assets and liabilities:
Accounts receivable	67,199	205,106
Inventories	(22,641)	78,805
Other assets	3,991	63,497
Accounts payable	71,158	(144,986)
Accrued and other liabilities	(115,957)	(68,881)

Net cash provided by (used in) operating activities from continuing operations	(68,817)	30,087

Cash Flows from Investing Activities from Continuing Operations:
Proceeds from sale of property, plant and equipment	181	183
Purchase of property, plant and equipment	(118,732)	(101,805)
Cash acquired from acquisition, net of merger related expenses	—	374,692
Restricted cash acquired from acquisition	—	(98,594)
Decrease in restricted cash	42,167	—
Proceeds from sale of marketable securities	146,260	139,478
Purchase of marketable securities	(50,888)	(125,000)

Net cash provided by investing activities from continuing operations	18,988	188,954

Cash Flows from Financing Activities from Continuing Operations:
Principal payments of debt including short-term borrowings	(24,572)	(16,034)
Principal payments under capital lease obligations	(17,818)	—
Repurchase of common stock	(606)	—
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	22,933	12,420

Net cash used in financing activities from continuing operations	(20,063)	(3,614)

Net cash flow used in discontinued operations	(27,615)	(33,641)
Net change in cash and cash equivalents	(97,507)	181,786
Cash and cash equivalents at beginning of period	379,927	193,228

Cash and cash equivalents at end of period	$282,420	$375,014

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$19,304	$16,379
Income taxes	$5,617	$646
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$7,838	$12,747
Retirement of debt in exchange for bond redemption	$5,000	$5,000
Change in unrealized loss on investments	$(3,806)	$1,010
Purchase of property, plant and equipment financed by capital lease obligations	$7,597	$—
Value of shares issued for Quantum HDD acquisition	$—	$1,240,597
Net receivables forgiven for MMC Technology Inc. acquisition	$—	$16,001

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

Fiscal Calendar

      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31. As a result, the three and nine month periods ended September 28, 2002 comprised 13 weeks and 39 weeks, respectively, as did the three and nine month periods ended September 29, 2001. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

2.     Discontinued Operations

      On August 15, 2002, the Company announced its decision to discontinue the manufacturing and sales of its MaxAttachTM branded network attached storage products of the Company’s Network Systems Group (“NSG”). The discontinuance of the NSG operations represents the disposal of a component of an entity as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company’s financial statements have been presented to reflect NSG as a discontinued operation for all periods presented. Its liabilities (no remaining assets) have been segregated from continuing operations in the accompanying consolidated balance sheet as of September 28, 2002 and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations.

      Operating results of NSG for the three and nine months ended September 28, 2002 and September 29, 2001 are as follows (in millions):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Revenue from discontinued operations	$1,363	$9,827	$20,384	$23,040
Loss from discontinued operations	$(58,141)	$(12,550)	$(73,501)	$(35,248)

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Included in the 2002 loss from the NSG discontinued operations are the following significant charges (in millions):

Personnel related	$13.0
Goodwill and other intangibles write-offs	32.5
Non-cancelable purchase commitments	4.2

      The following is a summary of the net liabilities of the NSG discontinued operations as of September 28, 2002 (in millions):

Accounts payable	2.9
Payroll and other accrued expenses	7.7

Warranty, returns and other	5.0

Total	15.6

3.     Acquisitions

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the activity related to the merger-related restructuring costs as of September 28, 2002:

		Severance
	Facility	and	Other
	Costs	Benefits	Costs	Total

	(In millions)
Provision at April 2, 2001	$59.1	$29.2	$12.7	$101.0
Amounts paid	(0.9)	(15.5)	(12.7)	(29.1)

Balance at December 29, 2001	58.2	13.7	—	71.9
Amounts paid	(2.0)	(13.7)	—	(15.7)

Balance at September 28, 2002	$56.2	$—	$—	$56.2

      The balance remaining in the facilities exit accrual is expected to be paid over several years based on the underlying lease agreements. The merger-related restructuring accrual is included on the balance sheet within accrued and other liabilities.

b. MMC Technology, Inc.

      On September 2, 2001, Maxtor completed the acquisition of MMC Technology, Inc. (“MMC”), a wholly-owned subsidiary of Hynix Semiconductor America Inc. (“Hynix”). MMC, based in San Jose, California, designs, develops and manufactures media for hard disk drives. Prior to the acquisition, sales to Maxtor comprised 95% of MMC’s annual revenues. The primary reason for Maxtor acquiring MMC was to provide the Company with a reliable source of media supply. The acquisition was accounted for as a purchase with a total cost of $17.9 million, which consisted of cash consideration of $1.0 million, $16.0 million of loan forgiveness and $0.9 million of direct transaction costs. In connection with the acquisition, the Company also assumed liabilities of $105.7 million, including a $7.3 million note owed by MMC to Hynix, which was non-interest bearing through March 31, 2002, with any balance remaining thereafter bearing interest at 9% per annum (the “Maxtor Note”). On January 5, 2001, Hynix issued a promissory note to Maxtor for $2 million in principal amount, representing Hynix’s share of a settlement relating to litigation between Maxtor, Hynix and Stormedia. This note bore interest at 9% per annum, with the payment of principal and interest due on December 31, 2001 (the “Hynix Note”). Hynix and Maxtor agreed that the principal and accrued interest on the Hynix Note as of December 28, 2001 was offset against the principal amount of the Maxtor Note, such that the Hynix Note was fully paid and the Maxtor Note had a principal amount of approximately $5.1 million as of December 29, 2001. On April 5, 2002, the outstanding balance under the Maxtor Note was fully paid. MMC’s results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition.

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

c. Pro forma disclosure

      The following unaudited pro forma consolidated amounts give effect to the acquisitions of Quantum HDD and MMC, excluding the charges for acquired in-process research and development, as if the acquisitions had occurred on January 1, 2001. The three and nine months ended September 28, 2002 represent the Company’s actual results of operations. On a pro forma basis, the results of operations of Quantum HDD are consolidated with the Company’s results for the nine months ended September 29, 2001 and the results of operations of MMC are consolidated with the Company’s results for the three and nine months ended September 29, 2001. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of each period or of results which may occur in the future.

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

	(In millions, except share and per share amounts)
Revenue from continuing operations	$819.7	$1,035.6	$2,741.2	$3,347.4
Revenue from discontinued operations	$1.4	$9.8	$20.4	$23.0
Net loss from continued operations	$(105.5)	$(160.4)	$(264.2)	$(486.7)
Net loss from discontinued operations	$(58.1)	$(12.6)	$(73.5)	$(35.2)
Loss per share- basic and diluted:
Continuing operations	$(0.44)	$(0.67)	$(1.11)	$(2.47)
Discontinued operations	$(0.24)	$(0.05)	$(0.31)	$(0.18)
Shares used in per share calculations:
Basic	240,177,574	238,629,903	238,413,709	196,829,537
Diluted	240,177,574	238,629,903	238,413,709	196,829,537

4.     Restricted Cash

      The Company’s restricted cash balance of $56.5 million at September 28, 2002, is associated with short-term letters of credit (“LOCs”), where the Company has chosen to provide cash security in order to lower the cost of the LOCs. The reduction of cash security required for a letter of credit during the third quarter accounted for the decrease in restricted cash of $42.2 million from the previous quarter.

5.     Restructuring

      During the three month period ended September 28, 2002, the Company recorded a restructuring charge of $9.5 million associated with closure of one of its facilities located in California. The amount comprised

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$8.9 million of future non-cancelable lease payments which are expected to be paid over several years based on the underlying lease agreement, and the write-off of $0.6 million in leasehold improvements. The restructuring accrual is included on the balance sheet within accrued and other liabilities.

6.     Supplemental Financial Statement Data

	September 28,	December 29,
	2002	2001

	(In thousands)
Inventories:
Raw materials	$48,937	$36,914
Work-in-process	21,738	9,087
Finished goods	133,098	139,555

	$203,773	$185,556

Accrued and other liabilities:
Income taxes payable	$22,399	$27,740
Accrued payroll and payroll-related expenses	65,900	82,828
Accrued warranty	252,353	313,894
Accrued expenses	83,305	107,896

	$423,957	$532,358

7.     Net Loss Per Share

      In accordance with the disclosure requirements of Statements of Financial Accounting Standards No. 128, “Earnings per Share” a reconciliation of the numerator and denominator of the basic and diluted net loss per share calculations is provided as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Numerator — Basic and diluted
Loss from continuing operations	$(105,470)	$(153,177)	$(264,150)	$(448,908)
Loss from discontinued operations	$(58,141)	$(12,550)	$(73,501)	$(35,248)

Net loss	$(163,611)	$(165,727)	$(337,651)	$(484,156)

Denominator
Basic weighted average common shares outstanding	240,177,574	238,629,903	238,413,709	196,829,537
Effect of dilutive securities:
Common stock options	—	—	—	—
Contingently issuable shares	—	—	—	—

Diluted weighted average common shares	240,177,574	238,629,903	238,413,709	196,829,537

Net loss per share — basic and diluted
Continuing operations	$(0.44)	$(0.64)	$(1.11)	$(2.28)
Discontinued operations	$(0.24)	$(0.05)	$(0.31)	$(0.18)

Total	$(0.68)	$(0.69)	$(1.42)	$(2.46)

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As the Company incurred net loss from continuing and discontinued operations, the following dilutive securities were excluded from the diluted net loss per share calculation.

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Common stock options	34,326,113	32,932,841	34,326,113	32,932,841
Contingently issuable shares	1,104,658	1,541,240	1,104,658	1,541,240

8.	Short-Term Borrowings and Long-Term Debt

      Short-term borrowings and long-term debt consist of the following (in thousands):

	September 28,	December 29,
	2002	2001

5.75% Subordinated Debentures due March 1, 2012	$61,327	$74,262
Economic Development Board of Singapore Loan due March 2004	9,682	16,313
Pro rata portion of Quantum Corporation’s 7% Subordinated Convertible Notes due August 1, 2004	95,833	95,833
Mortgages	35,949	36,926
Hynix Semiconductor America Inc. Note	—	5,095
Equipment Loans and Capital Leases	48,634	60,189

	251,425	288,618
Less amounts due within one year	(42,298)	(44,160)

	$209,127	$244,458

      The 5.75% Subordinated Debentures due March 1, 2012 require semi-annual interest payments and annual sinking fund payments of $5.0 million, which commenced March 1, 1998. The Debentures are subordinated in right to payment to all senior indebtedness.

      In September 1999, Maxtor Peripherals (S) Pte Ltd entered into a four-year Singapore dollar denominated loan agreement with the Economic Development Board of Singapore (the “Board”), which is being amortized in seven equal semi-annual installments ending March 2004. As of September 28, 2002, the balance was equivalent to $9.7 million. The Board charges interest at 1% above the prevailing Central Provident Fund lending rate, subject to a minimum of 3.5% per year (3.5% as of September 28, 2002). This loan is supported by a two-year guaranty from a bank. Cash is currently provided as collateral for this guaranty but the Company may, at its option, substitute other assets as security. As part of this arrangement, the Company is subject to two financial covenants, the maintenance of minimum unrestricted cash and a tangible net worth test.

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

      As of September 28, 2002, the Company concluded that it would not be in compliance with the tangible net worth covenant under the Program and the Singapore loan. On October 22, 2002, the Company received a waiver of the default as to the tangible net worth covenant for the quarter ended September 28, 2002 from the lender of the Singapore loan. After giving effect to this waiver, the Company was in compliance with the tangible net worth covenant under the Singapore loan. On October 21, 2002, the Banks participating in the Program agreed to waive a violation of the tangible net worth covenant for the period ended September 30, 2002 on condition that the Company is able to comply with a lower tangible net worth covenant. After giving effect to the waiver, the Company was in compliance under the Program. Pursuant to the fourth amendment on November 5, 2002, the Company and the Banks agreed to reduce the Program size from $210 million to $100 million, cap the purchase limit at $45 million and extend the liquidity agreement to December 13, 2002, in anticipation of a new program to be in place by December 13, 2002.

      The Company is in discussions with lenders regarding a possible replacement facility for the Program of up to $100 million; however, the Company does not have a commitment letter for such replacement facility at this time. The Company believes that if it receives a commitment for such a replacement facility, the Banks will extend the Program as amended for a reasonable period beyond December 13, 2002 to permit it to negotiate a definitive agreement for such facility. If, however, the Company does not receive a commitment on terms acceptable to it, or at all, or the Banks decline to extend the Program beyond December 13, 2002, the Company will not have access to the Program beyond that date and there could be a liquidation event under the Program in the quarter ending December 29, 2002.

      If a liquidation event or termination of the Program were to occur, the Banks would be entitled to all cash collections on the Company’s accounts receivables in the United States until their net investments had been recovered. The Company does not expect that such an event by itself would have a significant adverse impact on its liquidity, given the fact that it believes the Banks’ net investment would be satisfied shortly following such liquidation event or termination, based on the Company’s historical collection rate of receivables. However, the Company would no longer have access to the Program following such liquidation event or termination. The Company does not expect that the unavailability of the Program would have a material adverse effect on its liquidity.

      The Company may not satisfy the minimum tangible net worth covenant under the Singapore loan at the end of the quarter ending December 29, 2002. There can be no assurance that the Singapore lender will agree to any amendments or provide a waiver for any such covenant violation. In the event that a default occurs in a financial covenant under the Singapore loan, and the Company does not receive a waiver, it may be required to repay the loan earlier than anticipated; however, the Company does not expect that such an earlier repayment of the Singapore loan would have a material adverse effect on its liquidity.

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the acquisition of the Quantum HDD business, the Company acquired real estate and related mortgage obligations. The term of the mortgages is ten years, at an interest rate of 9.2%, with monthly payments based on a twenty-year amortization schedule, and a balloon payment at the end of the 10-year term, which is September 2006. The outstanding balance at September 28, 2002 and December 29, 2001 were $35.9 million and $36.9 million, respectively.

      In connection with the acquisition of MMC, the Company assumed certain amortizing equipment loans and capital leases. As of September 28, 2002, obligations having final maturity dates ranging from December 2002 to October 2004 and interest rates averaging 9.9% amounted to $48.6 million, of which $41.0 million was related debt assumed from the acquisition of MMC.

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

9.	Comprehensive Loss

      Cumulative other comprehensive loss on the consolidated balance sheets consists of unrealized loss on investments. Total comprehensive loss for the three and nine months ended September 28, 2002 and September 29, 2001, is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net loss from operations	$(163,611)	$(165,727)	$(337,651)	$(484,156)
Other comprehensive loss —
Change in unrealized loss on investments	(1,605)	1,613	(3,806)	1,010

Comprehensive loss	$(165,216)	$(164,114)	$(341,457)	$(483,146)

10.	Segment, Geography and Major Customers Information

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

      Subsequent to the decision to discontinue the manufacture and sales of NSG products, the Company determined that it operates in one reportable segment.

      Sales of continuing operations to original equipment manufacturers (“OEMs”) for the three and nine months ended September 28, 2002 represented 52.0% and 48.4% of total revenue, respectively, compared to 52.8% and 59.7% of total revenue, respectively, for the corresponding period in fiscal year 2001. Sales to the

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distribution and retail channels for the three and nine months ended September 28, 2002 represented 48.0% and 51.6% of total revenue, respectively, compared to 47.2% and 40.3% of total revenue, respectively, in the corresponding period in fiscal year 2001. Sales to one customer were 13.0% and 11.5% of revenue in the three and nine months ended September 28, 2002; sales to one customer represented 10.9% and 12.7% of total revenue for the corresponding period in fiscal year 2001, and there was only one customer with over 10% of revenue in these periods.

      The Company has a world-wide sales, service and distribution network. Products are marketed and sold through a direct sales force to computer equipment manufacturers, distributors and retailers in the United States, Europe, Latin America and Asia Pacific. Maxtor operations outside the United States primarily consist of its manufacturing facilities in Singapore that produce subassemblies and final assemblies for the Company’s disk drive products. Revenue by destination information for the three and nine months ended September 28, 2002 and September 29, 2001 is presented in the following table:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

	(In thousands)
United States and Canada	$315,671	$435,771	$997,793	$1,181,503
Asia Pacific	257,279	291,445	864,823	748,340
Europe	242,340	304,974	857,728	706,778
Latin America and other	4,426	3,003	20,822	57,747

Total	$819,716	$1,035,193	$2,741,166	$2,694,368

      Long-lived asset information by geographic area as of September 28, 2002 and December 29, 2001 is presented in the following table:

	September 28,	December 29,
	2002	2001

	(In thousands)
Long-lived assets:
United States	$1,234,196	$1,334,122
Asia Pacific	140,206	122,901
Europe	1,047	1,588

Total	$1,375,449	$1,458,611

      Long-lived assets located within the United States consist primarily of goodwill and other intangible assets which amounted to $981.4 million and $1,077.4 million as of September 28, 2002 and December 29, 2001, respectively. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore which amounted to $138.7 million and $121.1 million as of September 28, 2002 and December 29, 2001, respectively.

11.	Asset Securitization

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The transaction has been accounted for as a sale under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As of September 28, 2002, the Company had sold $45.0 million of receivables under the Program which are reflected as reductions of receivables in the accompanying consolidated balance sheets. As part of this arrangement, the Company is subject to financial covenants including the maintenance of certain financial ratios and a tangible net worth test.

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

      As of September 28, 2002, the Company concluded that it would not be in compliance with the tangible net worth covenant under the Program and the Singapore loan. On October 22, 2002, the Company received a waiver of the default as to the tangible net worth covenant for the quarter ended September 28, 2002 from the lender of the Singapore loan. After giving effect to this waiver, the Company was in compliance with the tangible net worth covenant under the Singapore loan. On October 21, 2002, the Banks participating in the Program agreed to waive a violation of the tangible net worth covenant for the period ended September 30, 2002 on condition that the Company is able to comply with a lower tangible net worth covenant. After giving effect to the waiver, the Company was in compliance under the Program. Pursuant to the fourth amendment on November 5, 2002, the Company and the Banks agreed to reduce the Program size from $210 million to $100 million, cap the purchase limit at $45 million and extend the liquidity agreement to December 13, 2002, in anticipation of a new program to be in place by December 13, 2002.

      The Company is in discussions with lenders regarding a possible replacement facility for the Program of up to $100 million; however, the Company does not have a commitment letter for such replacement facility at this time. The Company believes that if it receives a commitment for such a replacement facility, the Banks will extend the Program as amended for a reasonable period beyond December 13, 2002 to permit it to negotiate a definitive agreement for such facility. If, however, the Company does not receive a commitment on terms acceptable to it, or at all, or the Banks decline to extend the Program beyond December 13, 2002, it will not have access to the Program beyond that date and there could be a liquidation event under the Program in the quarter ending December 29, 2002.

      If a liquidation event or termination of the Program were to occur, the Banks would be entitled to all cash collections on the Company’s accounts receivables in the United States until their net investments had been recovered. The Company does not expect that such an event by itself would have a significant adverse impact on its liquidity, given the fact that it believes the Banks’ net investment would be satisfied shortly following such liquidation event or termination, based on the Company’s historical collection rate of receivables. However, the Company would no longer have access to the Program following such liquidation event or

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination. The Company does not expect that the unavailability of the Program would have a material adverse effect on its liquidity.

      The Company may not satisfy the minimum tangible net worth covenant under the Singapore loan at the end of the quarter ending December 29, 2002. There can be no assurance that the Singapore lender will agree to any amendments or provide a waiver for any such covenant violation. In the event that a default occurs in a financial covenant under the Company’s Singapore loan, and the Company does not receive a waiver, it may be required to repay the loan earlier than anticipated; however, the Company does not expect that such an earlier repayment of the Singapore loan would have a material adverse effect on its liquidity.

      The Company receives cash in respect of the interest in its receivables sold. The proceeds were used for working capital purposes and are reflected as operating cash flows in the Company’s statement of cash flows. Delinquent amounts and credit losses related to these receivables were not material at September 28, 2002. Sales of receivables resulted in recognition of expenses of approximately $2.8 million and $5.6 million for the nine months ended September 28, 2002 and September 29, 2001, respectively. These expenses are included in interest expense.

12.	Related Party Transactions

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of the Maxtor Note, such that the Hynix Note was fully paid and the Maxtor Note had a principal amount of approximately $5.1 million as of December 29. On April 5, 2002, the outstanding balance under the Maxtor Note was fully paid.

      Maxtor’s cost of revenue includes certain component parts Maxtor purchased from MMC. These purchases amounted to $27 million and $99 million for the two and eight months ended September 1, 2001, respectively. In August 1998, Maxtor entered into an agreement with MMC with respect to the pricing of future purchases that provided for pricing discounts in return for a purchase volume commitment based on a percentage of our total media purchases through September 30, 2001. The pricing discounts generally ranged from 2% to 4% off of competitive prices. As described above, Maxtor completed its acquisition of MMC on September 2, 2001.

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

13.     Contingencies

      Prior to the Company’s acquisition of the Quantum HDD business, the Company, on the one hand, and Quantum and MKE, on the other hand, were sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Papst’s complaint against Quantum and MKE was filed on July 30, 1998, and Papst’s complaint against the Company was filed on March 18, 1999. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with other pending litigations involving the Papst patents (the “MDL Proceeding”). The matters will be transferred back to the District Court for the Northern District of California for trial. Papst’s infringement allegations are based on spindle motors that the Company and Quantum purchased from third party motor vendors, including MKE, and the use of such spindle motors

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in hard disk drives. The Company purchased the overwhelming majority of the spindle motors used in its hard disk drives from vendors that were licensed under the Papst patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under the Papst patents, including MKE. As a result of the with the Company’s acquisition of the Quantum HDD business, the Company assumed Quantum’s potential liabilities to Papst arising from the patent infringement allegations Papst asserted against Quantum. The Company filed a motion to substitute the Company for Quantum in this litigation. The motion was denied by the Court presiding over the MDL Proceeding, without prejudice to being filed again in the future.

      Papst and MKE recently entered into an agreement to settle Papst’s pending patent infringement claims against MKE. That agreement includes a license of certain Papst patents to MKE which might provide Quantum, and thus the Company, with additional defenses to Papst’s patent infringement claims.

      On April 15, 2002, the Judicial Panel on Multidistrict Litigation ordered a separation of claims and remand to the District of Columbia of certain claims between Papst and another party involved in the MDL Proceeding. By order entered June 4, 2002, the court stayed the MDL Proceeding pending resolution by the District of Columbia court of the remanded claims. These separated claims are currently proceeding in the District for the District of Columbia.

      The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, there are no assurances that the Company will be able to successfully defend itself against this or any other Papst lawsuit. The Papst complaints assert claims to an unspecified dollar amount of damages. A favorable outcome for Papst in these lawsuits could result in the issuance of an injunction against the Company and its products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, the Company also could be required to pay treble damages and Papst’s attorney’s fees. Accordingly, a litigation outcome favorable to Papst could harm the Company’s business, financial condition and operating results. Management believes that it has valid defenses to the claims of Papst and is defending this matter vigorously.

      Maxtor has asserted multiple claims against Quantum, and Quantum has asserted multiple claims against the Company, for payment under agreements entered into in connection with the Company’s acquisition of the Quantum HDD business, including a tax sharing and indemnity agreement, which provides for the allocation of certain liabilities related to taxes. The Company disagrees with Quantum about the amounts owed by each party under the agreements and the parties are in negotiations to resolve the claims. The parties have commenced dispute resolution procedures under the tax sharing and indemnity agreement. Although the Company believes that it will be successful in asserting or defending these claims in the aggregate, an unfavorable resolution of such claims in the aggregate could harm its business, financial condition and operating results.

14.     Goodwill and Other Intangible Assets

      On December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Goodwill and indefinite lived intangible assets will be subject to an impairment test at least annually.

      The Company ceased amortizing goodwill totaling $846.0 million as of the beginning of fiscal 2002, including $31.1 million, net of accumulated amortization, of acquired workforce intangibles previously classified as purchased intangible assets.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Purchased intangible assets are carried at cost less accumulated amortization. The Company evaluated its intangible assets and determined that all such assets have determinable lives. Amortization is computed over the estimated useful lives of the respective assets, generally one to seven years. The Company expects amortization expense on purchased intangible assets to be $20.6 million for the fourth quarter of fiscal 2002, $82.2 million in fiscal 2003, $37.0 million in fiscal 2004, $21.9 million in fiscal 2005, and $5.8 million in fiscal 2006, at which time purchased intangible assets will be fully amortized.

			September 28,	December 29,
			2002	2001
	Gross Carrying	Accumulated
	Amount	Amortization	Net	Net

Existing technology	$290,450	$(122,992)	$167,458	$230,919
Acquired workforce	—	—	—	31,109
Other	—	—	—	524

Total	$290,450	$(122,992)	$167,458	$262,552

      In accordance with SFAS No. 142, the Company completed its first phase impairment analysis during the second quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

      The following tables present the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the three and nine months ended September 29, 2001 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net loss from continuing operations — as reported	$(105,470)	$(153,177)	$(264,150)	$(448,908)
Adjustments:
Amortization of goodwill	—	35,800	—	71,601
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	—	4,591	—	7,881

Net adjustments	—	40,391	—	79,482

Net loss from continuing operations — adjusted	$(105,470)	$(112,786)	$(264,150)	$(369,426)

Basic and diluted net loss per share from continuing operations — as reported	$(0.44)	$(0.64)	$(1.11)	$(2.28)
Basic and diluted net loss per share from continuing operations — adjusted	$(0.44)	$(0.47)	$(1.11)	$(1.88)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net loss — as reported	$(163,611)	$(165,727)	$(337,651)	$(484,156)
Adjustments:
Amortization of goodwill	—	37,484	—	76,654
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	—	4,627	—	7,989

Net adjustments	—	42,11	—	84,643

Net loss — adjusted	$(163,611)	$(123,616)	$(337,651)	$(399,513)

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Basic and diluted net loss per share — as reported	$(0.68)	$(0.69)	$(1.42)	$(2.46)
Basic and diluted net loss per share — adjusted	$(0.68)	$(0.52)	$(1.42)	$(2.03)

15.     Recent Accounting Pronouncements

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

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The FASB issued SFAS 144 to establish a single accounting model, based on the framework established in SFAS 121, as SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, “Reporting The Results of Operations — Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 also resolves significant implementation issues related to SFAS 121. Companies are required to adopt SFAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The adoption of SFAS 144 did not have a significant impact on Maxtor’s financial statements.

      In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company is currently assessing the impact of SFAS 145 on its financial statements.

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

      On April 2, 2001, we completed our acquisition of Quantum Corporation’s Hard Disk Drive Group (“Quantum HDD”). The primary reason for our acquisition of the Quantum HDD business was to create a stronger, more competitive company, with enhanced prospects for continued viability in the storage industry.

For additional information regarding the Quantum HDD acquisition, see note 3 of the Notes to Consolidated Financial Statements.

      On September 2, 2001, we completed the acquisition of MMC Technology, Inc. (“MMC”), a wholly-owned subsidiary of Hynix. MMC, based in San Jose, California, designs, develops and manufactures media for hard disk drives. Prior to the acquisition, sales to Maxtor comprised 95% of MMC’s annual revenues. The primary reason for our acquisition of MMC was to provide us with a reliable source of supply of media. For additional information regarding the MMC acquisition, see note 3 of the Notes to Consolidated Financial Statements and “Related Party Transactions” below.

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

      On August 15, 2002 we announced our decision to discontinue the manufacturing and sales of our MaxAttachTM branded network attached storage products of our Network Systems Group (“NSG”). We worked with NSG customers for an orderly wind down of the business. Since our entrance into the network attached storage market in the fall of 1999, the growth rate of this market has fallen far short of expectations. Over the same period, the network attached storage market has become rapidly commoditized by the entrance of a number of global OEMs with their own branded products. This has placed us in competition with some of our largest disk drive customers. We believe exiting the NSG business will allow us to focus on our core hard disk drive market, further reduce expenses and accelerate our return to profitability. The NSG business is accounted for as a discontinued operation and therefore, results of operations and cash flows have been removed from our results of continuing operations for all periods presented in this report. For additional information regarding the NSG discontinued operations, see note 2 of the Notes to Consolidated Financial Statements.

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

Results of Operations

Revenue and Gross Profit

	Three Months Ended			Nine Months Ended

	September 28,	September 29,		September 28,	September 29,
	2002	2001	Change	2002	2001	Change

	(Unaudited)
	(In millions)
Total revenue from continuing operations	$819.7	$1,035.2	$(215.5)	$2,741.2	$2,694.4	$46.8
Gross profit	$57.5	$79.6	$(22.1)	$230.7	$243.2	$(12.5)
Loss from continuing operations	$(105.5)	$(153.2)	$47.7	$(264.2)	$(448.9)	$184.7
As a percentage of revenue:
Total revenue from continuing operations	100.0%	100.0%		100.0%	100.0%
Gross profit	7.0%	7.7%		8.4%	9.0%
Loss from continuing operations	(12.9)%	(14.8)%		(9.6)%	(16.7)%

Revenue

      Revenue in the three and nine months ended September 28, 2002 was $819.7 million and $2,741.2 million, compared to $1,035.2 million and $2,694.4 million in the corresponding periods in fiscal year 2001. Total shipments for the three months ended September 28, 2002 were 11.7 million units, which was 0.8 million units, or 6.4%, lower as compared to the three months ended September 29, 2001. The decrease in unit volume in the three months ended September 28, 2002 compared to the corresponding period in fiscal year 2001 primarily reflected difficulties we encountered in ramping our new 60GB/80GB per platter products in the quarter ended September 28, 2002. This transition, which represented a 100% increase in aerial density, reflected issues associated with the ability of the supply chain to meet the technological demands of this new aerial density in high volumes, as well as our difficulties in optimizing drive yield. As a result of these difficulties, end of life volumes that were planned for the 40GB products were insufficient to support market demand. We have made good progress in resolving these problems and expect strong volume recovery in the fourth quarter of 2002. Total shipments for the nine months ended September 28, 2002 were 38.1 million units, which was 6.7 million units, or 21.3%, higher as compared to the corresponding period in fiscal year 2001. The increase in unit volume in the nine months ended September 28, 2002 compared to the corresponding period in fiscal year 2001 was primarily due to the acquisition of the Quantum HDD business offset by the slowdown in demand for PCs and servers and the resulting reduced demand for hard disk drives and pressures in the market.

      Revenues declined in the three months ended September 28, 2002 compared to the corresponding period in fiscal year 2001 primarily due to difficulties in ramping our new products in the third quarter of 2002. Revenue in the nine months ended September 28, 2002 increased compared to the corresponding period in fiscal 2001, primarily as a result of our acquisition of the Quantum HDD business, offset by the decline in average selling prices in the PC and server markets as a result of the economic slowdown, and our difficulties in ramping up production of our new products in the third quarter of 2002. We expect improved revenue in the fourth quarter compared to the third quarter as a result of expected strong recovery in our volume production of our next generation products and seasonal demand for personal computers.

      Revenues on a pro forma basis (as if the Quantum HDD business had been acquired on January 1, 2001) were $2,741.2 million and $3,347.4 million for the nine months ended September 28, 2002 and September 29, 2001, respectively. On a pro forma basis, the percentage decrease was 18.1% in the nine months ended September 28, 2002 compared to the corresponding period in fiscal year 2001, primarily reflecting our difficulties in ramping our new products in the third quarter of 2002, the slowdown in demand for PCs and the continued pricing pressures in the market.

      Sales to the top five customers in the three and nine months ended September 28, 2002 represented 40.1% and 33.5% of revenue, respectively, compared to 37.0% and 36.4% of revenue, respectively, in the corresponding periods in fiscal year 2001. Sales to one customer were 13.0% and 11.5% of revenue in the three and nine months ended September 28, 2002; sales to one customer represented 10.9% and 12.7% of total revenue for the corresponding period in fiscal year 2001, and there was only one customer with over 10% of revenue in these periods.

      Revenue from sales to original equipment manufacturers (“OEMs”) in the three and nine months ended September 28, 2002 represented 52.0% and 48.4% of revenue, respectively, compared to 52.8% and 59.7% of revenue, respectively, in the corresponding period in fiscal year 2001. The decrease in revenue from sales to the OEM channel in the three and nine months ended September 28, 2002 compared to the corresponding periods in 2001 was due to the slowdown in demand for PCs and servers in the OEM channel and a share loss as a result of our difficulties in ramping our new products. The decline in percentage of revenue from OEMs was a result of the growth of non-branded PC customers’ market share of the overall current desktop market and our effort to accommodate this growth. Revenue from sales to the distribution channel and retail customers in the three and nine months ended September 28, 2002 represented 48.0% and 51.6% of revenue, respectively, compared to 47.2% and 40.3% of revenue, respectively, in the corresponding period in fiscal year 2001. The increase in revenue from sales to the distribution channel in the three months ended September 28, 2002 compared to the corresponding period in fiscal year 2001 was primarily due to the growth of non-branded PC customers’ market share of the overall current desktop PC market and our effort to accommodate this growth. The increase in the nine months ended September 28, 2002 compared to the corresponding period in fiscal year 2001 was primarily due to our acquisition of the Quantum HDD business and the growth of non-branded PC customers’ market share of the overall current desktop PC market and our effort to accommodate this growth.

      Domestic revenue in the three and nine months ended September 28, 2002 represented 38.5% and 36.4% of total sales, respectively, compared to 42.1% and 43.9% of total sales, respectively, in the corresponding period in fiscal year 2001. International revenue in the three and nine months ended September 28, 2002 represented 61.5% and 63.6% of total sales, respectively, compared to 57.9% and 56.1% of total sales, respectively, in the corresponding period in fiscal year 2001. Revenue from international sales in the three and nine months ended September 28, 2002, as a percentage of total revenue, increased compared to the corresponding periods in fiscal year 2001, primarily as a result of our stronger presence in Europe and Asia Pacific, as a result of our acquisition of the Quantum HDD business, and the growth of sales to the non-

branded customers who are primarily located outside the United States and Canada. In absolute terms, international sales decreased 15.9% in the three months ended September 28, 2002 compared to the corresponding period in fiscal year 2001, primarily due to the difficulties we encountered in ramping our new products in the third quarter of 2002, resulting in a decline in overall sales. In absolute terms international sales increased 15.2% in the nine months ended September 28, 2002 compared to the corresponding period in fiscal year 2001, due to our stronger presence in Europe and Asia Pacific and the growth of our sales to non-branded customers located outside the United States and Canada. We plan to continue building our sales efforts in Europe and Asia Pacific over the course of the year.

      Sales to Europe in the three months ended September 28, 2002 and September 29, 2001 represented 29.6% and 29.5% of total revenue, respectively. In absolute terms, European sales decreased 20.5% compared to the corresponding period in fiscal year 2001. Sales to Asia Pacific in the three months ended September 28, 2002 represented 31.4%, or an absolute decrease of 11.7% of total revenue, compared to 28.2% of total revenue for the corresponding period in fiscal year 2001. The decreases in the absolute dollar amount of sales to Europe and Asia Pacific in the three month period ended September 28, 2002 were mainly due to the difficulties we encountered in ramping our new 60/80GB per platter products. The increase as a percentage of total revenue represented by sales in Asia Pacific in the three months ended September 28, 2002 compared to the corresponding period in 2001 was due to the growth in sales to non-branded customers who are primarily located outside the United States and Canada.

      Sales to Europe in the nine months ended September 28, 2002 and September 29, 2001 represented 31.3% and 26.2% of total revenue, respectively. In absolute terms, European sales increased 21.4% compared to the corresponding period in fiscal year 2001. Sales to Asia Pacific in the nine months ended September 28, 2002 represented 31.5%, or an absolute increase of 15.6% of total revenue, compared to 27.8% of total revenue for the corresponding period in fiscal year 2001. The increases in the sales to Europe and Asia Pacific in the nine month period ended September 28, 2002 were primarily due to the acquisition of the Quantum HDD business and increased sales to non-branded customers who are primarily located outside of the United States and Canada.

Gross Profit

      Gross profit decreased to $57.5 million in the three months ended September 28, 2002, compared to $79.6 million for the corresponding period in fiscal year 2001. As a percentage of revenue, gross profit decreased to 7.0% in the three months ended September 28, 2002 from 7.7% in the corresponding period of fiscal year 2001. Gross profit decreased to $230.7 million in the nine months ended September 28, 2002, compared to $243.2 million for the corresponding period in fiscal year 2001. The decrease in gross profit for the three month period was primarily due to lower sales, difficulties in optimizing drive yield and sales of a higher proportion of lower-priced single platter products than in the third quarter of 2001. The decline in gross profit for the nine month period was also primarily due to the result of product mix, as well as a more competitive pricing environment. As a percentage of revenue, gross profit decreased to 8.4% in the nine months ended September 28, 2002 from 9.0% in the corresponding period of fiscal year 2001. The decrease in gross profit as a percentage of revenues for the three months ended September 28, 2002 compared to the corresponding period in 2001 was primarily due to lower sales as a result of difficulties in optimizing drive yield. The decrease in gross profit as a percentage of revenues for the nine months ended September 28, 2002 compared to the corresponding period in 2001, was primarily due to the result of product mix, competitive pricing pressures, as well as the negative impact on gross profit from the transition of the manufacturing of desktop hard drive products from MKE to the Maxtor Singapore manufacturing facility.

Operating Expenses

	Three Months Ended			Nine Months Ended

	September 28,	September 29,		September 28,	September 29,
	2002	2001	Change	2002	2001	Change

	(Unaudited)
	(In millions)
Research and development	$94.1	$118.6	$(24.5)	$301.2	$304.6	$(3.4)
Selling, general and administrative	$34.8	$48.0	$(13.2)	$111.4	$174.5	$(63.1)
Amortization of goodwill and other intangible assets	$20.6	$60.8	$(40.2)	$61.7	$120.2	$(58.5)
Restructuring charge	$9.5	$—	$9.5	$9.5	$—	$9.5
Purchased in-process research and development	$—	$0.4	$(0.4)	$—	$95.1	$(95.1)
As a percentage of revenue:
Research and development	11.5%	11.5%		11.0%	11.3%
Selling, general and administrative	4.2%	4.6%		4.1%	6.5%
Amortization of goodwill and other intangible assets	2.5%	5.9%		2.3%	4.5%
Restructuring charge	1.2%	—		0.3%	—
Purchased in-process research and development	—	—		—	3.5%

Research and Development (“R&D”)

      R&D expense in the three and nine months ended September 28, 2002 was $94.1 million, or 11.5% of revenue and $301.2 million or 11.0% of revenue, respectively, compared to $118.6 million, or 11.5% of revenue, and $304.6 million or 11.3% of revenue, respectively, in the corresponding period in fiscal year 2001. The decrease in the absolute dollar amount of research and development expense in the three months ended September 28, 2002 compared to the corresponding period in fiscal year 2001 was primarily due to compensation expenses resulting from reduced headcount and reduced spending on parts and equipment. The decrease in the nine months ended September 28, 2002 compared to the corresponding period in fiscal year 2001 was primarily due to merger-related costs, such as amortization of stock-based compensation, associated with our acquisition of the Quantum HDD business incurred during the corresponding period in 2001 and lower compensation expenses resulting from reduced headcount in 2002. This decrease was offset by the inclusion of Quantum HDD and MMC expenses and our on-going effort to maintain leadership products to address the requirements of the PC desktop.

      As a result our acquisition of the Quantum HDD business, R&D expense includes stock-based compensation charges of $0.4 million and $1.4 million in the three and nine months ended September 28, 2002, respectively, and $1.3 million and $2.5 million in the three and nine months ended September 29, 2001, respectively, resulting from options we issued to Quantum employees who joined Maxtor in connection with the acquisition on April 2, 2001. R&D expense in the three and nine months ended September 28, 2002 includes $0 and $2.8 million of stock-based compensation amortization for Quantum DSS restricted shares issued to Quantum employees who joined Maxtor in connection with the acquisition. R&D expense in the three and nine months ended September 29, 2001 includes $3.0 million and $22.7 million of stock-based compensation amortization related to Quantum DSS restricted shares issued to Quantum employees who joined Maxtor in connection with the acquisition. The following table summarizes the effect of these acquisition-related charges:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

	(In millions)
R&D expense	$94.1	$118.6	$301.2	$304.6
Stock-based compensation expense	(0.4)	(1.3)	(1.4)	(2.5)
Amortization related to DSS restricted shares	—	(3.0)	(2.8)	(22.7)

	$93.7	$114.3	$297.0	$279.4

      For further information, see discussion below under the section “Stock-based Compensation.”

Selling, General and Administrative (“SG&A”)

      SG&A expense in the three and nine months ended September 28, 2002 was $34.8 million, or 4.2% of revenue and $111.4 million, or 4.1% of revenue, respectively, compared to $48.0 million, or 4.6% of revenue, and $174.5 million or 6.5% of revenue, respectively, in the corresponding period in fiscal year 2001. SG&A expense decreased in absolute dollars and as a percentage of revenue in the three and nine months ended September 28, 2002 compared to the corresponding periods in fiscal year 2001 primarily due to reduced compensation expenses and payments associated with the Quantum HDD business incurred subsequent to the acquisition.

      As a result of our acquisition of the Quantum HDD business, SG&A expense includes stock-based compensation charges of $0.1 million and $0.5 million in the three and nine months ended September 28, 2002, respectively, and $0.5 million and $0.9 in the three and nine months ended September 29, 2001, respectively, resulting from options we issued to Quantum employees who joined Maxtor in connection with the acquisition on April 2, 2001. SG&A expense in the three and nine months ended September 28, 2002 includes $0 and $1.0 million of stock-based compensation amortization for Quantum DSS restricted shares issued to Quantum employees who joined Maxtor in connection with the acquisition. SG&A expense in the three and nine months ended September 29, 2001 includes $1.1 million and $8.1 million of stock-based compensation amortization related to the Quantum DSS restricted shares issued to Quantum employees who joined Maxtor in connection with the acquisition. The following table summarizes the effect of these acquisition-related charges:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

	(In millions)
SG&A expense	$34.8	$48.0	$111.4	$174.5
Stock-based compensation expense	(0.1)	(0.5)	(0.5)	(0.9)
Amortization related to DSS restricted shares	—	(1.1)	(1.0)	(8.1)

	$34.7	$46.6	$109.9	$164.9

      For further information, see discussion below under the section “Stock-based Compensation.”

Purchased In-process Research and Development (IPR&D)

      During September 2001, the Company expensed IPR&D costs of $0.4 million as a result of the acquisition of MMC. As a result of the business combination transaction with Quantum HDD in April 2001, the Company expensed IPR&D costs of $94.7 million. These amounts were expensed because the acquired technology had not yet reached technological feasibility and had no future alternative uses. For additional information regarding the MMC and Quantum HDD acquisitions and the costs associated with purchased in-process research and development, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

Restructuring Charge

      During the three month period ended September 28, 2002, we recorded a restructuring charge of $9.5 million associated with closure of one of our facilities located in California. The amount comprised $8.9 million of future non-cancelable lease payments which are expected to be paid over several years based on the underlying lease agreement, and the write-off of $0.6 million in leasehold improvements.

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

      In addition, Maxtor assumed vested Quantum HDD options held by Quantum employees who continued to provide services during a transitional period, or “transitional employees.” The outstanding options to purchase Quantum HDD common stock held by transferred employees and vested options to purchase Quantum HDD common stock held by former Quantum employees, consultants and transition employees were assumed by Maxtor and converted into options to purchase Maxtor common stock according to the exchange ratio of 1.52 shares of Maxtor common stock for each share of Quantum HDD common stock. Vested and unvested options for Quantum HDD common stock assumed in the acquisition represented options for 7,650,965 shares and 4,655,236 shares of Maxtor common stock, respectively.

      Included in R&D expenses and SG&A expenses are charges for amortization of stock-based compensation resulting from both Maxtor options and options issued by Quantum to employees who joined Maxtor in connection with the acquisition on April 2, 2001. Stock compensation charges were as follows:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

	(In millions)
Cost of revenues	$0.1	$0.2	$0.3	$0.5
Research and development	0.5	1.4	1.8	3.0
Selling, general and administrative	0.1	0.9	1.3	2.5

Total stock-based compensation expense	$0.7	$2.5	$3.4	$6.0

      As of September 28, 2002, $1.8 million of stock-based compensation associated with our acquisition of the Quantum HDD business remains to be amortized, based on vesting schedules, and this amortization is expected to be completed early in fiscal year 2004.

      In addition, Quantum Corporation issued restricted DSS shares to Quantum employees who joined Maxtor in connection with the acquisition in exchange for the fair value of DSS options held by such employees. A portion of the acquisition purchase price has been allocated to this deferred stock-based compensation, recorded as prepaid expense, and is amortized to expenses over the vesting period as the vesting of the shares are subject to continued employment with Maxtor. Amortization as of September 28, 2002 was as follows:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

	(In millions)
Cost of revenues	$—	$0.4	$0.3	$2.7
Research and development	—	3.0	2.8	22.7
Selling, general and administrative	—	1.1	1.0	8.1

Total amortization related to DSS restricted shares	$—	$4.5	$4.1	$33.5

Amortization of Goodwill and Other Intangible Assets

      Amortization of other intangible assets represents the amortization of customer list and other current products and technology, arising from our acquisitions of the Quantum HDD business in April 2001 and MMC in September 2001. The net book value of these intangibles at September 28, 2002 was $167.5 million. Amortization of other intangible assets was $20.6 million and $61.7 million, in the three and nine months ended September 28, 2002, respectively, compared to $60.8 million and $120.2 million in the corresponding period in fiscal year 2001. The decrease was due to the cessation of the amortization of goodwill and workforce in 2002, as a consequence of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The three and nine months ended September 29, 2001 reflects $37.5 million and $76.7 million of goodwill amortization, respectively.

      On December 30, 2001, the Company adopted SFAS 142, which requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In compliance with SFAS No. 142:

•	We reclassified $31.1 million, net of accumulated amortization, in workforce assets to goodwill and we ceased amortizing the resulting net goodwill balance of $846.0 million. Accordingly, there are no charges for the amortization of goodwill in 2002 or thereafter.

•	SFAS No. 142 prescribes a two-phase transitional process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment as of January 1, 2002. The second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The Company completed its first phase impairment analysis during the second quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

•	The net book value of goodwill will be reviewed for impairment annually and whenever there is indication that the value of the goodwill may be impaired. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.

      Amortization of other intangible assets is computed over the estimated useful lives of the respective assets, generally one to seven years. The Company expects amortization expense on intangible assets to be $20.6 million for the remainder of fiscal 2002, $82.2 million in fiscal 2003, $37.0 million in fiscal 2004, $21.9 million in fiscal 2005, and $5.8 million in fiscal 2006, at which time the intangible assets will be fully amortized.

      The following tables present the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the three and nine months ended September 29, 2001 (in thousands, except per share amounts):

	Three Months Ended		Three Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net loss from continuing operations — as reported	$(105,470)	$(153,177)	$(264,150)	$(448,908)
Adjustments:
Amortization of goodwill	—	35,800	—	71,601
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	—	4,591	—	7,881

Net adjustments	—	40,391	—	79,482

Net loss from continuing operations — adjusted	$(105,470)	$(112,786)	$(264,150)	$(369,426)

Basic and diluted net loss per share from continuing operations — as reported	$(0.44)	$(0.64)	$(1.11)	$(2.28)
Basic and diluted net loss per share from continuing operations — adjusted	$(0.44)	$(0.47)	$(1.11)	$(1.88)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net loss — as reported	$(163,611)	$(165,727)	$(337,651)	$(484,156)
Adjustments:
Amortization of goodwill	—	37,484	—	76,654
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	—	4,627	—	7,989

Net adjustments	—	42,111	—	84,643

Net loss — adjusted	$(163,611)	$(123,616)	$(337,651)	$(399,513)

Basic and diluted net loss per share — as reported	$(0.68)	$(0.69)	$(1.42)	$(2.46)
Basic and diluted net loss per share — adjusted	$(0.68)	$(0.52)	$(1.42)	$(2.03)

Interest Expense, Interest and Other Income

	Three Months Ended			Nine Months Ended

	September 28,	September 29,		September 28,	September 29,
	2002	2001	Change	2002	2001	Change

	(Unaudited)
	(In millions)
Interest expense	$7.1	$6.2	$0.9	$20.2	$14.7	$5.5
Interest and other income	$2.9	$2.8	$0.1	$8.3	$20.6	$(12.3)
Other income (loss)	$0.6	$(0.5)	$1.1	$2.2	$(1.1)	$3.3
As a percentage of revenue:
Interest expense	0.9%	0.6%		0.7%	0.5%
Interest and other income	0.4%	0.3%		0.3%	0.8%
Other loss	0.1%	—		0.1%	—

Interest Expense

      Interest expense increased $0.9 million and $5.5 million for the three and nine months ended September 28, 2002, respectively, as compared to the corresponding periods in fiscal year 2001. The increase in interest expense for the three months ended September 28, 2002 compared to the corresponding period in fiscal year 2001 was primarily due to the debt assumed in conjunction with the acquisition of MMC on capital equipment loan and leases. The increase in interest expense for the nine months ended September 28, 2002 compared to the corresponding period in fiscal year 2001 was primarily due to the debt assumed in conjunction with the acquisition of MMC on capital equipment loan and leases, the obligation to reimburse for the interest due on the Quantum HDD pro rata portion of Quantum’s convertible subordinated notes, and the monthly accretion of interest expense related to facility exit costs in connection with our acquisition of the Quantum HDD business. Total short-term and long-term outstanding borrowings were $251.4 million as of September 28, 2002 compared to $299.5 million as of September 29, 2001.

Interest and Other Income

      Interest and other income increased $0.1 and decreased $12.3 million for the three and nine-month periods ended September 28, 2002, respectively, compared to the corresponding periods in fiscal year 2001. The decrease in interest and other income for the nine months of fiscal 2002 compared to the corresponding period in 2001 was largely due to reductions in cash equivalents and marketable securities. Total cash and cash equivalents, restricted cash and marketable securities were $410.5 million as of September 28, 2002 compared to $645.1 million as of September 29, 2001. See the “Liquidity and Capital Resources” discussion for further information.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended

	September 28,	September 29,		September 28,	September 29,
	2002	2001	Change	2002	2001	Change

	(Unaudited)
	(In millions)
Loss from continuing operations before provision for income taxes	$(104.9)	$(152.0)	$47.1	$(262.8)	$(446.5)	$183.7
Provision for income taxes	$0.5	$1.1	$(0.6)	$1.3	$2.4	$(1.1)

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

      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with our acquisition of the Quantum HDD business, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the split-off, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We must also indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods before the split-off, limited in the aggregate to $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross-up payment. The Company recorded approximately $142.0 million in other liabilities associated with Maxtor’s agreement to reimburse Quantum Corporation for income tax liabilities for certain years prior to the acquisition of the Quantum HDD business by Maxtor.

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

Loss from Discontinued Operations

      On August 15, 2002, we announced our decision to discontinue the manufacturing and sales of our MaxAttachTM branded network attached storage products. The discontinuance of our NSG operations represents the disposal of a component of an entity as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, our financial statements have been presented to reflect NSG as a discontinued operations for all periods presented. Our liabilities (no remaining assets) have been segregated from continuing operations in the accompanying consolidated balance sheet as of September 28, 2002 and our operating results have been segregated and reported as discontinued operations in the accompanying consolidated statement of operations.

      Operating results of the NSG discontinued operations for the three and nine months ended September 28, 2002 and September 29, 2001 are as follows (in millions):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Revenue from discontinued operations	$1,363	$9,827	$20,384	$23,040
Loss from discontinued operations	$(58,141)	$(12,550)	$(73,501)	$(35,248)

      Included in the 2002 loss from the NSG discontinued operations are the following significant charges (in millions):

Personnel related	$13.0
Goodwill and other intangibles write-offs	32.5
Non-cancelable purchase commitments	4.2

Liquidity and Capital Resources

Cash and Cash Equivalents

      Cash, cash equivalents, marketable securities and restricted cash were $410.5 million at September 28, 2002 compared to $645.8 million at December 29, 2001. Our restricted cash balance at September 28, 2002 and December 29, 2001 was $56.5 million and $98.6 million, respectively, which is pledged as collateral for certain stand-by letters of credit issued by commercial banks. The reduction of cash security required for a letter of credit during the third quarter accounted for the decrease in restricted cash of $42.2 million from the previous quarter. We have a net deferred tax liability of $196.4 million, which could become payable upon repatriation of the earnings invested abroad.

      Operating activities used cash of $68.8 million in the nine months ended September 28, 2002. Uses of cash from operating activities reflect our net loss of $264.2 million, excluding discontinued operations. This was offset by adjustments for depreciation of $112.9 million, amortization of intangible assets of $61.7 million, restructuring charge of $9.5 million related to the closure of one of our facilities and $7.5 million of other non-cash adjustments.

      Sources of cash from operating activities in the nine months ended September 28, 2002 include a $67.2 million decrease in accounts receivable due to the decline in sales activity and a $71.2 million increase in accounts payable primarily due to a shift to vendors with longer payment terms and $4.0 million decrease in other assets. This was offset by a $116.0 million decrease in accrued and other liabilities primarily due to the satisfaction of warranty-related obligations of $61.2 million, change in the balance of accrued expenses of $23.9 million primarily due to acquisition-related facilities expenses, $15.7 million primarily due to acquisition-related severance expenses, $9.5 million due to the closure of one of our facilities and $5.7 million in income taxes payable and other adjustments. In addition, sources of cash from operating activities was offset by $22.6 million increase in inventory and other current assets due to increased factory volumes as a result of the transition to our Singapore manufacturing facility and difficulties encountered in ramping up production of new products. We have made good progress in resolving our manufacturing issues related to our new products.

      Net cash provided by investing activities was $19.0 million in the nine months ended September 28, 2002. Investing activities primarily reflects $95.4 million in net proceeds from marketable securities (net of purchases) and a decrease in restricted cash of $42.2 million due to the reduction of cash security required for a letter of credit during the third quarter offset by investments made in property, plant and equipment of $118.7 million.

      Net cash used in financing activities was $20.1 million for the nine months ended September 28, 2002. This was primarily attributable to the repayment of debt and capital lease obligations, including the payment in full of the principal balance owed to Hynix in April 2002 and the repayments of capital lease obligations described under “— Related Party Transactions,” and purchase of publicly traded debt in the aggregate amount of $42.4 million, offset by proceeds from employee stock purchases and stock options exercised of $22.9 million.

      Net cash used in discontinued operations was $27.6 million for the nine months ended September 28, 2002, compared to $33.6 million for the nine months ended September 29, 2001.

      We believe that our existing cash and cash equivalents, short term investment and capital resources, together with cash generated from operations and available borrowing capacity will be sufficient to fund our operations through at least the next twelve months. We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and to invest in property, plant and equipment. During 2002, capital expenditures are expected to be in the range of $160 million to $180 million, primarily used for manufacturing upgrades and expansion, product development, and updating our information technology systems. We intend to seek financing arrangements to fund our future capacity expansion and working capital, as necessary. However, our ability to generate cash will depend on, among other things, demand in the hard disk drive market and pricing conditions. If we need additional capital, there can be no assurance that such additional financing can be obtained, or that it will be available on satisfactory terms. See discussion below under the heading “Certain Factors Affecting Future Performance.”

Certain Financing Activities

      Future payments due under debt and capital lease obligations as of September 28, 2002 are reflected in the following table (in thousands):

			Pro Rata
		Economic	Portion
		Development	of Quantum
	5.75%	Board of	Corporation’s 7%		Equipment
	Subordinated	Singapore	Subordinated		Loans and
	Debentures	Loan Due	Convertible Notes		Capital
	Due 2012(1)	March 2004(2)	Due 2004(3)	Mortgages(4)	Leases(5)	Total

Fiscal Year Ending
2002 (remaining three months)	$—	$—	$—	$341	$7,163	$7,504
2003	5,000	6,455	—	1,444	23,356	36,255
2004	5,000	3,227	95,833	1,583	11,577	117,220
2005	5,000	—	—	1,734	6,538	13,272
2006	5,000	—	—	30,847	—	35,847
Thereafter	41,327	—	—	—	—	41,327

Total	$61,327	$9,682	$95,833	$35,949	$48,634	$251,425

(1)	For the remainder of fiscal year 2002 through fiscal year 2012, we will make interest payments of $26.6 million.

(2)	For the remainder of fiscal year 2002 through fiscal year 2004, we will make interest payments of $0.3 million.

(3)	For the remainder of fiscal year 2002 through fiscal years 2003 and 2004, we will make interest payments of $12.3 million.

(4)	For the remainder of fiscal year 2002 through fiscal year 2006, we will make interest payments of $12.3 million.

(5)	For the remainder of fiscal year 2002 through fiscal years 2003 and 2004, we will make interest payments of $4.5 million.

      The Company did not enter into any significant operating lease obligations related to principal facilities or machinery and equipment during the three and nine month periods ended September 28, 2002. For additional information regarding the Company’s operating lease obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

      In July 1998, we entered into an accounts receivable securitization program (the “Program”) with a group of commercial banks (the “Banks”). On November 15, 2001, we amended and restated the Program, extending the Program for another three years and increasing the available size of the Program from $200 million to $300 million. Under the Program, we sell our U.S. and Canadian accounts receivable via a special purpose entity, Maxtor Receivables Corporation (“MRC”). MRC, our wholly-owned subsidiary, sells the Banks an ownership interest in our accounts receivable on a revolving basis, in an amount determined by an “eligible” pool of receivables. The Banks’ purchases of interests in our accounts receivable results in the amount of the purchases being excluded from our consolidated accounts receivable, and the proceeds of the sale being included in our consolidated cash balance. The Banks had purchased a $45.0 million interest in our accounts receivable under this Program at September 28, 2002.

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

      On March 15, 2002, the first amendment was superceded by a second amendment reflecting the terms of the first amendment and extending the terms of the first amendment for the duration of the Program. At this time the Program was reduced from $300 million to $210 million due to the withdrawal of one participating bank. In 2002, the Banks’ monthly purchases of interests in our receivables under the Program has fluctuated between $35.5 million and $90.7 million and averaged $55.8 million during the nine months ended September 28, 2002.

      On May 28, 2002, the banks participating in the Program approved a third amendment, which modified the tangible net worth covenant and the minimum unrestricted cash requirement. On June 20, 2002, our Singapore loan was amended to the same effect. After giving effect to the third amendment and the amendment of the Singapore loan, the Company was in compliance with all covenants.

      As of September 28, 2002, we concluded that we would not be in compliance with the tangible net worth covenant under the Program and the Singapore loan. On October 22, 2002, we received a waiver of the default as to the tangible net worth covenant for the quarter ended September 28, 2002 from the lender of the Singapore loan. After giving effect to this waiver, we were in compliance with the tangible net worth covenant under the Singapore loan. On October 21, 2002, the Banks participating in the Program agreed to waive a violation of the tangible net worth covenant for the period ended September 30, 2002 on condition that we are able to comply with a lower tangible net worth covenant. After giving effect to the waiver, we were in compliance under the Program. Pursuant to the fourth amendment on November 5, 2002, we and the Banks agreed to reduce the Program size from $210 million to $100 million, cap the purchase limit at $45 million and extend the liquidity agreement to December 13, 2002, in anticipation of a new program to be in place by December 13, 2002. We do not expect the reduction in the size of the Program will have a material adverse impact on our liquidity.

      We are in discussions with lenders regarding a possible replacement facility for the Program of up to $100 million; however, we do not have a commitment letter for such replacement facility at this time. We believe that if we receive a commitment for such a replacement facility, the Banks will extend the Program as amended for a reasonable period beyond December 13, 2002 to permit us to negotiate a definitive agreement for such facility. If, however, we do not receive a commitment on terms acceptable to us, or at all, or the Banks decline to extend the program beyond December 13, 2002, there could be a liquidation event under the Program in the quarter ending December 29, 2002, and we will not have access to the Program beyond that date.

      If a liquidation event or termination of the Program were to occur, the Banks would be entitled to all cash collections on our accounts receivables in the United States until their net investment had been recovered. We do not expect that such an event by itself would have a significant adverse impact on our liquidity, given the fact that we believe the Banks’ net investment would be satisfied shortly following such liquidation event or termination, based on our historical collection rate of receivables. However, we would no longer have access to the Program following such liquidation event or termination. We do not expect that the unavailability of the Program would have a material adverse effect on our liquidity.

      We may not satisfy the minimum tangible net worth covenant under the Singapore loan at the end of the quarter ending December 29, 2002. There can be no assurance that the Singapore lender will agree to any amendments or provide a waiver for any such covenant violation. In the event that a default occurs in a financial covenant under our Singapore loan, and we do not receive a waiver, we may be required to repay the loan earlier than anticipated; however, we do not expect that such an earlier repayment of the Singapore loan would have a material adverse effect on our liquidity.

      Our failure to meet the tangible net worth covenant under the Program and the Singapore loan may adversely impact our ability in the future to borrow funds on as favorable terms, or at all.

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

      Our cost of revenue includes certain component parts Maxtor purchased from MMC. These purchases amounted to $27 million and $99 million for the two and eight months ended September 1, 2001, respectively. In August 1998, Maxtor entered into an agreement with MMC with respect to the pricing of future purchases that provided for pricing discounts in return for a purchase volume commitment based on a percentage of our total media purchases through September 30, 2001. The pricing discounts generally ranged from 2% to 4% off of competitive prices. As described above, Maxtor completed its acquisition of MMC on September 2, 2001.

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

      Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to seven years. The Company expects amortization expense on purchased intangible assets to be $20.6 million for the fourth quarter of fiscal 2002, $82.2 million in fiscal 2003, $37.0 million in fiscal 2004, $21.9 million in fiscal 2005, and $5.8 million in fiscal 2006, at which time purchased intangible assets will be fully amortized.

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

      We have a history of significant losses and may not achieve profitability. In the last five fiscal years, we were profitable in only fiscal years 1998 and 2000 and Quantum HDD was profitable only in fiscal year 1997. In the three and nine month periods ended September 28, 2002, our net loss was $163.6 million, and $337.7 million, respectively, which included $20.6 million and $61.7 million, respectively, for the amortization of intangible assets, charges of $0.6 million and $6.1 million, respectively, for stock-based compensation related to the Quantum HDD acquisition, and restructuring charges related to facilities closures of $9.5 million and $9.5 million, respectively. In addition, the net loss in the three and nine months ended September 28, 2002 included losses of $58.1 million and $73.5 million, respectively, related to the discontinuation of our network attached storage business in the quarter ended September 28, 2002.

The decline of average selling prices in the hard disk drive industry could cause our operating results to suffer and make it difficult for us to achieve profitability.

      It is very difficult to achieve and maintain profitability and revenue growth in the hard disk drive industry because the average selling price of a hard disk drive rapidly declines over its commercial life as a result of technological enhancement, productivity improvement and increase in the industry supply. End-user demand for the computer systems that contain our hard disk drives has historically been subject to rapid and unpredictable fluctuations. In addition, intense price competition among personal computer manufacturers and Intel-based server manufacturers may cause the price of hard disk drives to decline. As a result, the hard disk drive market tends to experience periods of excess capacity and intense price competition. Competitors’ attempts to liquidate excess inventories, restructure, or gain market share also tend to cause average selling prices to decline. This excess capacity and intense price competition has caused us in the past several quarters and will likely continue to cause us in future quarters to lower prices, which has the effect of reducing margins, causing operating results to suffer and making it difficult for us to achieve or maintain profitability. If we are unable to lower the cost of our hard disk drives to be consistent with the decline of average selling prices, we will not be able to compete effectively and our operating results will suffer.

Intense competition in the hard disk drive segment could reduce the demand for our products or the prices of our products, which could adversely affect our operating results.

      The desktop computer market segment and the overall hard disk drive market are intensely competitive even during periods when demand is stable. We compete primarily with manufacturers of 3.5 inch hard disk drives, including Fujitsu, Hitachi, IBM, Samsung, Seagate Technology, and Western Digital. Hitachi and IBM have recently announced a plan to merge their hard disk drive businesses into a single joint venture. Many of our competitors historically have had a number of significant advantages, including larger market shares, a broader array of product lines, preferred vendor status with customers, extensive name recognition and marketing power, and significantly greater financial, technical and manufacturing resources. Some of our competitors make many of their own components, which may provide them with benefits including lower costs. Our competitors may also:

•	consolidate or establish strategic relationships among themselves to lower their product costs or to otherwise compete more effectively against us;

•	lower their product prices to gain market share;

•	bundle their products with other products to increase demand for their products; or

•	develop new technology which would significantly reduce the cost of their products.

      In addition some of our competitors produce complete computer systems that contain hard disk drives; these competitors may price a system in a manner which results in sales of hard disk drives at below cost, or enter into agreements with customers to supply hard disk drive requirements as part of a larger supply agreement.

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

      Our quarterly operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our future performance will depend on many factors, including:

•	the average selling price of our products;

•	fluctuations in the demand for our products as a result of the seasonal nature of the desktop computer industry and the markets for our customers’ products, as well as the overall economic environment;

•	market acceptance of our products;

•	our ability to qualify our products successfully with our customers;

•	changes in purchases from period-to-period by our primary customers, including actions by our customers canceling, rescheduling or deferring orders;

•	changes in product and customer mix;

•	actions by our competitors, including announcements of new products or technological innovations;

•	our ability to execute future development and production ramps and utilize manufacturing assets efficiently;

•	the availability, and efficient use, of manufacturing capacity;

•	our inability to reduce a significant portion of our fixed costs due, in part, to our ongoing capital expenditure requirements; and

•	our ability to procure and purchase critical components at competitive prices.

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

      Most of our products are sold to desktop computer and Intel-based server manufacturers or to their subcontractors. These manufacturers select or qualify their hard disk drive suppliers, either directly or through their subcontractors, based on quality, storage capacity, performance and price. Manufacturers typically seek to qualify two or more suppliers for each hard disk drive product generation. To qualify consistently, and thus succeed in the desktop and Intel-based server hard disk drive industry, we must consistently be among the first-to-market introduction and first-to-volume production at leading storage capacity per disk, offering competitive prices and high quality. Once a manufacturer or subcontractor has chosen its hard disk drive suppliers for a given desktop computer or Intel-based server product, it often will purchase hard disk drives from those suppliers for the commercial lifetime of that product line. If we miss a qualification opportunity, we may not have another opportunity to do business with that manufacturer or subcontractor until it introduces its next generation of products. The effect of missing a product qualification opportunity is magnified by the limited number of high-volume manufacturers of personal computers and Intel-based servers. If we do not reach the market or deliver volume production in a timely manner, we may lose opportunities to qualify our products and may need to deliver lower margin, older products or products with higher capacity than required in order to meet our customers’ demands. In such case, our business, financial condition and operating results would be adversely affected.

Because we are substantially dependent on desktop computer drive sales, a decrease in the demand for desktop computers could reduce demand for our products.

      Our revenue growth and profitability depend significantly on the overall demand for desktop computers and related products and services. In recent quarters, demand for desktop computers has been adversely affected by unfavorable economic conditions. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may experience a further decrease in demand for desktop computers. Because we sell a significant portion of our products to the desktop segment of the personal computer industry, we will be affected more by changes in market conditions for desktop computers than a company with a broader range of products. Any decrease in the demand for desktop computers could reduce the demand for our products, harming our business, financial condition and operating results.

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

      Mergers, acquisitions, consolidations or other significant transactions involving our significant customers may adversely affect our business and operating results. For example, Hewlett-Packard and Compaq, both of which have been key customers, recently merged. As a combined entity, Hewlett-Packard and Compaq may not purchase as many hard disk drives from us in the future as they purchased in the aggregate prior to their merger. In addition, another of our significant customers, IBM, recently announced that it has agreed to merge its hard disk drive business with the hard disk drive business of Hitachi through the formation of a new entity with which IBM has entered into a multi-year purchase agreement. As a result, IBM may decrease its purchases from us in favor of the newly-formed entity.

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

      To remain a significant supplier of hard disk drives to major manufacturers of personal computers and Intel-based servers, we will need to offer a broad range of hard disk drive products to our customers. Although almost all of our current products are designed for the desktop computer and the Intel-based server markets, demand in these segments may shift to products we do not offer or volume demand may shift to other segments. Such segments may include laptop computers or handheld consumer products which none of our products currently serves. Products using alternative technologies, such as optical storage, semiconductor memory and other storage technologies, may also compete with our hard disk drive products. While we continually develop new products, the success of our new product introductions is dependent on a number of factors, including market acceptance, our ability to manage the risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand, and the risk that our new products will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. We will need to successfully develop and manufacture new products that address additional hard disk drive market segments or competitor’s technology or feature development to remain competitive in the hard disk drive industry. We cannot assure you that we will successfully or timely develop or market any new hard disk drives in response to technological changes or evolving industry standards. We also cannot assure you that we will avoid technical or other difficulties that could delay or prevent the successful development, introduction or marketing of new hard disk drives. Any failure to successfully develop and introduce new products for our existing customers or to address additional market segments could result in loss of customer business or require us to deliver product not targeted effectively to customer requirements, which in turn could adversely affect our business, financial condition and operating results.

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

      We base our inventory purchases and commitments on forecasts from our customers, who are not obligated to purchase the forecast amounts. If actual orders do not match our forecasts, or if any products become obsolete between order and delivery time, we may have excess or inadequate inventory of our products. In addition, our significant OEM customers have adopted build-to-order manufacturing models or just-in-time inventory management processes that require component suppliers to maintain inventory at or near the customer’s production facility. These policies, combined with continued compression of product life cycles, have complicated inventory management strategies that make it more difficult to match manufacturing plans with projected customer demand and cause us to carry inventory for more time and to incur additional costs to manage inventory which could cause our operating results to suffer. If we fail to manage inventory of older products as we or our competitors introduce new products with higher aerial density, we may have excess inventory. Excess inventory could materially adversely affect our operating results and cause our operating results to suffer.

Because we purchase a significant portion of our parts from a limited number of third party suppliers, we are subject to the risk that we may be unable to acquire quality components in a timely manner, or effectively integrate parts from different suppliers, and these component shortages or integration problems could result in delays of product shipments and damage our business and operating results.

      Unlike some of our competitors, we do not manufacture any of the parts used in our products, other than media as a result of our acquisition of MMC. Instead, our products incorporate parts and components designed by and purchased from third party suppliers. Both we and MKE depend on a limited number of qualified suppliers for components and subassemblies, including recording heads, media and integrated circuits. Currently, we purchase recording heads from three sources, digital signal processor/controllers from two sources and spin/servo integrated circuits from one source. Although our purchase of our primary supplier of media, MMC, has reduced our dependence on outside suppliers for this component, MMC cannot supply all of our media needs, and therefore we are still required to purchase media from a limited number of outside sources. As we have experienced in the past, some required parts may be periodically in short supply. As a result, we will have to allow for significant ordering lead times for some components. In addition, we may have to pay significant cancellation charges to suppliers if we cancel orders for components because we reduce production due to market oversupply, reduced demand, transition to new products or technologies or for other reasons. We order the majority of our components on a purchase order basis and we have limited long-term volume purchase agreements with only some of our existing suppliers. In the event that these suppliers cannot qualify to new leading-edge technology specifications, our ramp up of production for the new products will be delayed, and our business, operating results and financial condition will be adversely affected.

      If we cannot obtain sufficient quantities of high-quality parts when needed, product shipments would be delayed and our business, financial condition and operating results could suffer. We cannot assure you that we will be able to obtain adequate supplies of critical components in a timely and economic manner, or at all.

      The success of our products also depends on our ability to effectively integrate parts and components that use leading-edge technology. If we are unable to successfully manage the integration of parts obtained from third party suppliers, our business, financial condition and operating results could suffer.

If we are unable to acquire needed additional manufacturing capacity, or MKE does not meet our manufacturing requirements, or if a disaster occurs at one of our or MKE’s plants, our growth will be adversely impacted and our business, financial condition and operating results could suffer.

      Our Maxtor-owned facility in Singapore and our relationship with MKE for the manufacture of hard disk drives for the enterprise market are currently our only sources of production for our hard disk drive products. MKE manufactures a substantial portion of our enterprise hard disk drives pursuant to a master agreement and a purchase agreement. The purchase agreement has been extended pursuant to an agreement in principle through November 2, 2002. If we are not able to negotiate a mutually acceptable replacement purchase agreement, we will likely be able to continue to purchase by purchase order, but such purchases may not be in adequate volumes or on terms advantageous to us. In these cases, our revenue may be lower than projected and our operating results would suffer.

      We will have to negotiate pricing arrangements with MKE on a quarterly basis. Because pricing may be fixed for a quarter, intra quarter improvements in MKE’s costs may not be shared with us as they occur, which would negatively impact our operating results. Any failure to reach an agreement on competitive pricing arrangements would also negatively impact our operating results.

      If we are unable to reach agreement with MKE on mutually acceptable purchase order terms for the manufacture of enterprise hard disk drives, we will need to arrange for alternative manufacturing capacity for our enterprise products. If we fail to make such arrangements in a timely manner, in adequate volumes or on acceptable terms, our revenue might be lower than projected and our business, financial condition and operating results would suffer. In addition, we will need to acquire additional manufacturing capacity in the future. Our inability to add capacity to allow us to meet customers’ demands in a timely manner may limit our future growth and could harm our business, financial condition and operating results.

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

      Our products may contain defects. We generally warrant our products for three to five years and prior to the acquisition, Quantum HDD generally warranted its products for one to five years. We assumed Quantum HDD’s warranty obligations as a result of the acquisition. The standard warranties used by us and Quantum HDD contain limits on damages and exclusions of liability for consequential damages and for negligent or improper use of the products. We generally establish and, prior to the acquisition, Quantum HDD established, a warranty provision at the time of product shipment in an amount equal to estimated warranty expenses. We determined that there were issues with certain Quantum HDD products that we acquired in the acquisition, and which are no longer being manufactured. We have established a warranty provision for these products and have increased goodwill associated with the acquisition to reflect pre-acquisition contingencies related to these issues. We may incur additional operating expenses if these steps do not reflect the actual cost of resolving such issues; and if these expenses are significant, our business, financial condition and results of operations will suffer.

We have asserted claims against Quantum, and Quantum has asserted claims against us, for payment under agreements entered into in connection with our acquisition of the Quantum HDD business. In the event these claims are not resolved favorably in the aggregate, our business, financial condition and operating results could be harmed.

      We have asserted multiple claims against Quantum, and Quantum has asserted multiple claims against us, for payment under agreements entered into in connection with our acquisition of the Quantum HDD business, including a tax sharing and indemnity agreement, which provides for the allocation of certain liabilities related to taxes. We disagree with Quantum about the amounts owed by each party under the agreements and we are in negotiations with Quantum to resolve the claims. The parties have commenced dispute resolution procedures under the tax sharing and indemnity agreement. Quantum has also asserted additional claims which we are evaluating. Although we believe that we will be successful in asserting or defending these claims in the aggregate, an unfavorable resolution of such claims in the aggregate could harm our business, financial condition and operating results.

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

      Under the federal tax rules applicable to the treatment of our acquisition of the Quantum HDD business as a tax-free split-off, the following events occurring during the two-year period after the merger may cause the split-off to become taxable to Quantum under circumstances in which the tax opinion insurance policy will not cover the tax:

•	we issue our equity securities to acquire other businesses or to raise financing; and

•	a 50% or greater interest in us is acquired by another party.

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

If we have a default under the tangible net worth covenant for our asset securitization program and our Singapore loan, we may be required to repay the Singapore loan earlier than expected and may not have access to our asset securitization program or alternative capital on as favorable terms, or at all.

      As of September 28, 2002, we concluded that we would not be in compliance with the tangible net worth covenant under the Program and the Singapore loan. On October 22, 2002, we received a waiver of the default as to the tangible net worth covenant for the quarter ended September 28, 2002 from the lender of the Singapore loan. After giving effect to this waiver, we were in compliance with the tangible net worth covenant under the Singapore loan. On October 21, 2002, the Banks participating in the Program agreed to waive a violation of the tangible net worth covenant for the period ended September 30, 2002 on condition that we are able to comply with a lower tangible net worth covenant. After giving effect to the waiver, we were in compliance under the Program. Pursuant to the fourth amendment on November 5, 2002, we and the Banks agreed to reduce the Program size from $210 million to $100 million, cap the purchase limit at $45 million and extend the liquidity agreement to December 13, 2002, in anticipation of a new program to be in place by December 13, 2002. We do not expect the reduction in the size of the Program will have a material adverse impact on our liquidity.

      We are in discussions with lenders regarding a possible replacement facility for the Program of up to $100 million; however, we do not have a commitment letter for such replacement facility at this time. We believe that if we receive a commitment for such a replacement facility, the Banks will extend the Program as amended for a reasonable period beyond December 13, 2002 to permit us to negotiate a definitive agreement for such facility. If, however, we do not receive a commitment on terms acceptable to us, or at all, or the Banks decline to extend the program beyond December 13, 2002, there could be a liquidation event under the Program in the quarter ending December 29, 2002 and we will not have access to the Program beyond that date.

      If a liquidation event or termination of the Program were to occur, the Banks would be entitled to all cash collections on our accounts receivables in the United States until their net investments had been recovered. We do not expect that such an event by itself would have a significant adverse impact on our liquidity, given the fact that we believe the Banks’ net investment would be satisfied shortly following such liquidation event or termination, based on our historical collection rate of receivables. However, we would no longer have access to the Program following such liquidation event or termination. We do not expect that the unavailability of the Program would have a material adverse effect on our liquidity.

      We may not satisfy the minimum tangible net worth covenant under the Singapore loan at the end of the quarter ending December 29, 2002. There can be no assurance that the Singapore lender will agree to any amendments or provide a waiver for any such covenant violation. In the event that a default occurs in a financial covenant under our Singapore loan, and we do not receive a waiver, we may be required to repay the loan earlier than anticipated; however, we do not expect that such an earlier repayment of the Singapore loan would have a material adverse effect on our liquidity.

      Our failure to meet the tangible net worth covenant under the Program and the Singapore loan may adversely impact our ability in the future to borrow funds on as favorable terms, or at all.

Any failure to adequately protect and enforce our intellectual property rights could harm our business.

      Our protection of our intellectual property is limited. For example, we have patent protection on only some of our technologies. We may not receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. In the case of products offered in rapidly emerging markets, such as consumer electronics, our competitors may file patents more rapidly or in greater numbers resulting in the issuance of patents that may result in unexpected infringement assertions against us. Moreover, the rights granted under any such patents may not provide us with any competitive advantages. Finally, our competitors may develop or otherwise acquire equivalent or superior technology. We also rely on trade secret, copyright and trademark laws as well as the terms of our contracts to protect our proprietary rights. We may have to litigate to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. Enforcing or defending our proprietary rights could be expensive and might not bring us timely and effective relief. We may have to obtain licenses of other parties’ intellectual property and pay royalties. If we are unable to obtain such licenses, we may have to stop production of our products or alter our products. In addition, the laws of certain countries in which we sell and manufacture our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our remedies in these countries may be inadequate to protect our proprietary rights. Any failure to enforce and protect our intellectual property rights could harm our business, financial condition and operating results.

We are subject to existing infringement claims which are costly to defend and may harm our business.

      Prior to our acquisition of the Quantum HDD business, we, on the one hand, and Quantum and MKE, on the other hand, were sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Papst’s complaint against Quantum and MKE was filed on July 30, 1998, and Papst’s complaint against Maxtor was filed on March 18, 1999. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with other pending litigations involving the Papst patents. The matters will be transferred back to the District Court for the Northern District of California for trial. Papst’s infringement allegations are based on spindle motors that Maxtor and Quantum purchased from third party motor vendors, including MKE, and the use of such spindle motors in hard disk drives. We purchased the overwhelming majority of the spindle motors used in our hard disk drives from vendors that were licensed under the Papst patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under the Papst patents, including MKE. As a result of our acquisition of the Quantum HDD business, we assumed Quantum’s potential liabilities to Papst arising from the patent infringement allegations Papst asserted against Quantum. Papst and MKE recently entered into an agreement to settle Papst’s pending patent infringement claims against MKE. That agreement includes a license of the Papst patents to MKE which might provide Quantum, and thus us, with additional defenses to Papst’s patent infringement claims.

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

      We conduct most of our manufacturing and testing operations and purchase a substantial portion of our key parts outside the United States. In particular, manufacturing operations for our products are concentrated in Singapore, where both our and MKE’s principal manufacturing operations are located. Such concentration of operations in Singapore will likely magnify the effects on us of any disruptions or disasters relating to Singapore. In addition, we also sell a significant portion of our products to foreign distributors and retailers. As a result, we will be dependent on revenue from international sales. Inherent risks relating to our overseas operations include:

•	difficulties with staffing and managing international operations;

•	transportation and supply chain disruptions as a result of terrorist activity;

•	economic slowdown and/or downturn in the foreign markets;

•	international currency fluctuations;

•	political and economic uncertainty caused by terrorism or acts of war or hostility;

•	legislative and regulatory responses to terrorist activity such as increased restrictions on cross-border movement of products and technology;

•	general strikes or other disruptions in working conditions;

•	labor shortages;

•	political instability;

•	trade restrictions;

•	changes in tariffs;

•	generally longer periods to collect receivables;

•	unexpected legislative or regulatory requirements;

•	reduced protection for intellectual property rights in some countries;

•	significant unexpected duties or taxes or other adverse tax consequences;

•	restrictions on our ability to use cash in other parts of our operations due to adverse tax consequences;

•	difficulty in obtaining export licenses and other trade barriers;

•	seasonality;

•	increased transportation/shipping costs; and

•	credit and access to capital issues faced by our international customers.

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

      The market price of our common stock and the number of shares traded each day have varied greatly. Such fluctuations may continue due to numerous factors, including:

•	quarterly fluctuations in operating results;

•	announcements of new products by us or our competitors such as products that address additional hard disk drive segments;

•	gains or losses of significant customers;

•	changes in stock market analysts’ estimates;

•	the presence of short-selling of our common stock;

•	sales of a high volume of shares of our common stock by our large stockholders;

•	events affecting other companies that the market deems comparable to us;

•	general conditions in the semiconductor and electronic systems industries; and

•	general economic conditions in the United States and abroad.

Anti-takeover provisions in our certificate of incorporation could discourage potential acquisition proposals or delay or prevent a change of control.

      We have a number of protective provisions in place designed to provide our board of directors with time to consider whether a hostile takeover is in our best interests and that of our stockholders. For example, in connection with our acquisition of the Quantum HDD business, we amended our certificate of incorporation to eliminate temporarily the requirement that our three classes of directors be reasonably equal in number. As a result of this amendment, a person could not take control of the board until the third annual meeting after the closing of the merger, since a majority of our directors will not stand for election until that third annual meeting. This and other provisions could discourage potential acquisition proposals and could delay or prevent a change in control of the company and also could diminish the opportunities for a holder of our common stock to participate in tender offers, including offers at a price above the then-current market price for our common stock. These provisions also may inhibit fluctuations in our stock price that could result from takeover attempts.

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

Investment

      We maintain an investment portfolio of various holdings, types and maturities. These marketable securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Part of this portfolio includes investments in bank issues, corporate bonds and commercial paper.

      The following table presents the hypothetical changes in fair values in the financial instruments held September 28, 2002 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The hypothetical changes assume immediate shifts in the U.S. Treasury yield curve of plus or minus 50 basis points (“bps”), 100 bps, and 150 bps.

				Fair Value
				as of
				September 28,
	+150	+100	+50	2002
	bps	bps	bps	($000)	-50 bps	-100 bps	-150 bps

Financial Instruments	70,662	70,972	71,284	71,600	71,923	72,241	72,560
% Change	(1.31)%	(0.88)%	(0.44)%		0.45%	0.90%	1.34%

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

				Fair Value
				as of
				September 28,
	Valuation of Security Given X%			2002	Valuation of Security Given X%
	Decrease in the Security Price			($000)	Increase in the Security Price

Corporate equity investments	2,293	3,440	3,898	4,586	5,274	5,733	6,879
% Change	(50)%	(25)%	(15)%		15%	25%	50%

Item 4.     Controls and Procedures

      (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

      (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

      On April 15, 2002, the Judicial Panel on Multidistrict Litigation ordered a separation of claims and remand to the District of Columbia of certain claims between Papst and another party involved in the MDL Proceeding. By order entered June 4, 2002, the court stayed the MDL Proceeding pending resolution by the District of Columbia court of the remanded claims. These separated claims are currently proceeding in the District for the District of Columbia.

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

      In addition to the Papst lawsuit, on June 13, 2002, we filed suit against Koninklijke Philips Electronics N.V. and several other Philips-related companies in the Superior Court of California, County of Santa Clara. On June 26, 2002, we filed a First Amended Complaint. The lawsuit alleges that an integrated circuit chip supplied by Philips was defective and caused significant levels of failure of the Quantum HDD Corona Plus, Eagle, and Eagle Plus products, each of which is a product line we acquired as part of our acquisition of the Quantum HDD business. On September 9, 2002, Philips filed responsive pleadings. Discovery is ongoing. In the lawsuit, we are claiming damages of at least $77 million, however, the results of litigation are inherently uncertain and we cannot assure you that we will achieve a favorable outcome.

Item 2.     Changes in Securities

      None

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits.

10.1	Maxtor Corporation Amended and Restated 1996 Stock Option Plan (Fourth Amendment Approved on October 3, 2000 and Amended and Restated on May 2, 2001).
10.2	Maxtor Corporation Amended and Restated Executive Deferred Compensation Plan effective April 2, 2001.
10.3	Maxtor Corporation Restricted Stock Unit Plan.
10.4	Form of Restricted Stock Unit Award Agreement between the Registrant and Michael R. Cannon (200,000 shares), Paul J. Tufano (140,000 shares), Victor B. Jipson (100,000 shares), Michael Cordano (70,000 shares), K.H. Teh (70,000 shares), Pantelis S. Alexopoulos (70,000 shares), Phillip C. Duncan (50,000 shares), Glenn H. Stevens (50,000 shares), David L. Beaver (50,000 shares), Misha Rozenberg (50,000 shares), each dated as of June 10, 2002.
10.5	Bank Guarantee Facility of SGD 17,250,000, Waiver of the Consolidated Tangible Net Worth Covenant for 3rd Quarter Ended 28 September 2002, dated as of October 22, 2002, by and among the Bank of Nova Scotia and Maxtor Peripherals(s) Pte Ltd.
10.6	Revolving Bank Guarantee Facility of SGD 666,000, Waiver of the Consolidated Tangible Net Worth Covenant for 3rd Quarter Ended 28 September 2002, dated as of October 22, 2002, by and among the Bank of Nova Scotia and Maxtor Peripherals(s) Pte Ltd.
10.7	Fourth Amendment to Amended and Restated Receivables Purchase Agreement and Amendment to Fee Letter, dated as of November 5, 2002, by and among Maxtor Receivables Corporation, Maxtor Corporation, the Committed Purchasers, the Conduit Purchasers, the Agents, and Fleet National Bank.
10.8	Amendment to Liquidity Agreement, dated as of November 5, 2002 by and among Blue Keel Funding, LLC, the Liquidity Institutions, and Fleet National Bank.
10.9	Waiver, dated as of October 21, 2002, by and among Maxtor Receivables Corporation, Maxtor Corporation, the Conduit Purchasers, the Committed Purchasers, the Agents, and Fleet National Bank.
99.1	Certification of Michael R. Cannon, President and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Paul J. Tufano, Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.

      Maxtor filed a Current Report on Form 8-K on August 13, 2002 in which it reported in Item 9 that both Michael J. Cannon, President and Chief Executive Officer of Maxtor, and Paul J. Tufano, Executive Vice President, Chief Operating Officer and Chief Financial Officer of Maxtor, filed certifications with the Securities and Exchange Commission (the “Commission”) pursuant to Order No. 4-460. Both certifications conformed exactly to the form prescribed by the Commission in Exhibit A to Order No. 4-460, without qualification or modification.

      Maxtor filed a Current Report on Form 8-K on August 19, 2002 in which it reported in Item 5 that it is discontinuing the manufacturing and sales of its MaxAttachTM branded network attached storage products.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MAXTOR CORPORATION

By	/s/ PAUL J. TUFANO

Paul J. Tufano
Executive Vice President,
Chief Financial Officer, and
Chief Operating Officer

Date: November 12, 2002

      I, Michael R. Cannon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Maxtor Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ MICHAEL R. CANNON

Michael R. Cannon
President and Chief Executive Officer

      I, Paul J. Tufano, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Maxtor Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ PAUL J. TUFANO

Paul J. Tufano
Executive Vice-President,
Chief Operating Officer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Maxtor Corporation Amended and Restated 1996 Stock Option Plan (Fourth Amendment Approved on October 3, 2000 and Amended and Restated on May 2, 2001).
10.2	Maxtor Corporation Amended and Restated Executive Deferred Compensation Plan effective April 2, 2001.
10.3	Maxtor Corporation Restricted Stock Unit Plan.
10.4	Form of Restricted Stock Unit Award Agreement between the Registrant and Michael R. Cannon (200,000 shares), Paul J. Tufano (140,000 shares), Victor B. Jipson (100,000 shares), Michael Cordano (70,000 shares), K.H. Teh (70,000 shares), Pantelis S. Alexopoulos (70,000 shares), Phillip C. Duncan (50,000 shares), Glenn H. Stevens (50,000 shares), David L. Beaver (50,000 shares), Misha Rozenberg (50,000 shares), each dated as of June 10, 2002.
10.5	Bank Guarantee Facility of SGD 17,250,000, Waiver of the Consolidated Tangible Net Worth Covenant for 3rd Quarter Ended 28 September 2002, dated as of October 22, 2002, by and among the Bank of Nova Scotia and Maxtor Peripherals(s) Pte Ltd.
10.6	Revolving Bank Guarantee Facility of SGD 666,000, Waiver of the Consolidated Tangible Net Worth Covenant for 3rd Quarter Ended 28 September 2002, dated as of October 22, 2002, by and among the Bank of Nova Scotia and Maxtor Peripherals(s) Pte Ltd.
10.7	Fourth Amendment to Amended and Restated Receivables Purchase Agreement and Amendment to Fee Letter, dated as of November 5, 2002, by and among Maxtor Receivables Corporation, Maxtor Corporation, the Committed Purchasers, the Conduit Purchasers, the Agents, and Fleet National Bank.
10.8	Amendment to Liquidity Agreement, dated as of November 5, 2002 by and among Blue Keel Funding, LLC, the Liquidity Institutions, and Fleet National Bank.
10.9	Waiver, dated as of October 21, 2002, by and among Maxtor Receivables Corporation, Maxtor Corporation, the Conduit Purchasers, the Committed Purchasers, the Agents, and Fleet National Bank.
99.1	Certification of Michael R. Cannon, President and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Paul J. Tufano, Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.