Form 10-K
period 2002-12-28
MAXTOR CORP
filed 2003-03-28
CIK 711039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

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

Registrant’s telephone number, including area code:

(408) 894-5000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:

5.75% Convertible Subordinated Debentures, due March 1, 2012

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐

     The aggregate market value of the registrant’s common stock, $.01 par value per share, held by non-affiliates of the registrant on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was $678,901,256 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 24, 2003, 249,718,271 shares of the registrant’s common stock, $.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 28, 2002, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Consolidated Financial Information
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Consolidated Financial Statements and Supplementary Data
MAXTOR CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
MAXTOR CORPORATION SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
INDEX TO EXHIBITS
EXHIBIT 10.70
EXHIBIT 10.71
EXHIBIT 10.72
EXHIBIT 10.73
EXHIBIT 10.74
EXHIBIT 10.75
EXHIBIT 10.76
EXHIBIT 10.77
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 99.1

PART I

Item 1.	Business

      Maxtor®, DiamondMax® and Atlas® are registered trademarks of Maxtor Corporation (“Maxtor” or “the Company”). MaXLineTM, FireballTM, Maxtor Personal StorageTM and Maxtor OneTouchTM are trademarks of Maxtor. All other brand names and trademarks appearing in this report are the property of their respective holders.

Overview

      Maxtor is a leading provider of hard disk drives for a variety of applications, including desktop computers, high-performance Intel-based servers, near-line storage systems and consumer electronics.

      We offer a broad line of hard disk drives for desktop computers and Intel-based servers. Our desktop products are marketed under the DiamondMax, MaXLine and Fireball brand names and consist of 3.5-inch disk drives with storage capacities that range from 20 to 300 gigabytes. While these drives are used primarily in desktop computers, there is an emerging market for these products in a variety of consumer electronic applications, including personal video recorders, set-top boxes and game consoles, as well as personal storage applications. We also provide a line of high-end 3.5-inch hard disk drives for use in high-performance, storage-intensive applications such as workstations, enterprise servers and storage subsystems. These Intel-based server products are marketed under the Atlas brand name and provide storage capacities of 18.4 to 146.9 gigabytes at speeds of 10,000 RPM and 15,000 RPM.

Company Background

      We were founded in 1982 and completed an initial public offering of common stock in 1986. We sold 40% of our outstanding common stock to Hyundai Electronics Industries (now Hynix Semiconductor, Inc. — “HSI”) and its affiliates in 1994. In early 1996, Hyundai Electronics America (now Hynix Semiconductor America Inc. — “Hynix”) acquired all of the remaining publicly held shares of our common stock as well as all of our common stock then held by Hynix Semiconductor, Inc. and its affiliates. In July 1998, we completed a public offering of 49.7 million shares of our common stock, receiving net proceeds of approximately $328.8 million from the offering. In February 1999, we completed a public offering of 7.8 million shares of common stock with net proceeds to us of approximately $95.8 million.

      In April 2001, we completed the acquisition of Quantum Corporation’s Hard Disk Drive Group (“Quantum HDD”). At the closing, each share of Quantum HDD common stock was converted into 1.52 shares of our common stock. As a result, we issued approximately 121.0 million shares of common stock and assumed restricted stock and options to purchase, in the aggregate, approximately 12.8 million shares of common stock. With our acquisition of the Quantum HDD business, we became one of the largest hard disk drive companies in the world in terms of unit shipments and expanded our product line to include disk drives for server products in addition to disk drives for desktop computer systems and consumer electronics applications.

      In September 2001, we completed the acquisition of MMC Technology, Inc. (“MMC”), a wholly-owned subsidiary of Hynix. MMC, based in San Jose, California, designed, developed and manufactured media for hard disk drives. Prior to the acquisition, sales to Maxtor comprised 95% of MMC’s annual revenues. The primary reason for our acquisition of MMC was to provide us with an assured source of supply of media. MMC provided us with approximately 50% of our media needs for the year ended December 28, 2002.

      In October 2001, Hynix sold approximately 23.3 million shares (including the exercise of the underwriters’ over-allotments) of Maxtor stock in a registered public offering. In addition, at the same time and on the same terms as Hynix’s sale of Maxtor’s stock to the public, Maxtor purchased an additional 5.0 million shares from Hynix. We did not receive any of the proceeds from Hynix’s sale of Maxtor stock to the public. Following these transactions, Hynix’s ownership of our outstanding stock was 5.17%. In February 2002, the remaining 12.5 million shares of Maxtor stock owned by Hynix were distributed to holders of a DECS Trust

IV security that Hynix issued in February 1999 and which had been secured by Maxtor stock. With this distribution, Hynix no longer held any shares of our common stock.

      In August 2002, we shut down the operations of our Network Systems Group, except to fulfill then existing commitments. The network attached storage (“NAS”) market had fragmented since our entrance in 1999, with one segment of the NAS market becoming more commoditized and the other segment placing us in competition with some of our hard disk drive customers.

Industry Background

      The Hard Disk Drive Market. We offer a broad line of hard disk drives for desktop computers and Intel-based servers. We generate the majority of our unit shipments and revenue today from our desktop computer business, although a growing portion of our total revenues is from sales to the Intel-based hard disk drive server market. We also see growing demand for hard disk drives in emerging consumer electronics applications. In addition, there is an emerging market for high capacity desktop drives in enterprise near-line and related storage applications.

      Demand for hard disk drives is driven by a variety of factors, including:

•	continued improvements in desktop and enterprise computing price to performance ratios;

•	the rapid accumulation of data resulting from the digitization of information previously stored in paper form;

•	larger file sizes created by multimedia-intensive applications;

•	the growth of non-branded desktop computers in emerging economies, specifically China and other parts of Asia, Russia, Eastern Europe, and Latin America;

•	increased customer demand for emerging consumer electronics devices that include a hard disk drive, such as personal video recorders and set-top boxes; and

•	the need to store large amounts of data that are accessed infrequently, as in email archiving, medical images and videoclips.

      Hard Disk Drive Technology. The basic operation of a hard disk drive has not changed materially since its introduction in the 1950’s. To improve the performance of hard disk drives, hard disk drive manufacturers have concentrated their efforts on optimizing the performance of the various components of the hard disk drive.

      The main components of the hard disk drive are the head disk assembly and the printed circuit board. The head disk assembly includes the head, media (disks), head positioning mechanism (actuator) and spin motor. These components are contained in a base plate assembly creating a contamination-free environment. The printed circuit board includes custom integrated circuits, an interface connector to the host computer and a power connector.

      The head disk assembly consists of one or more disks positioned around a spindle hub that rotates the disks by a spin motor. Disks are made of a smooth substrate to which a thin coating of magnetic materials is applied. Each disk has a head suspended directly above or below it, which can read data from or write data to the spinning disk.

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

      A key performance metric in the hard disk drive industry is “areal density,” which is the measure of stored bits per square inch on the recording surface of a disk. An increase in areal density allows a hard disk drive provider to decrease the price per megabyte stored by increasing overall storage capacity per disk, thus reducing product costs through reduced component requirements.

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

Our Solution

      We have established ourselves as a leading provider of high quality, high performance hard disk drives to major desktop computer manufacturers, distributors and retailers. Our management team has extensive hard disk drive industry experience across all functional areas. As a result, we have defined and implemented the key business processes necessary to fulfill the needs of our customers. These processes focus on the efficient, timely and cost-effective integration of leading-edge technology to create highly manufacturable hard disk drives. Moreover, our senior management team monitors these processes in an effort to ensure consistent execution and prompt response to customer demands. We intend to continue our leadership in the desktop hard disk drive industry by consistently executing these fundamental business processes.

      The Intel-based server market has many of the same characteristics for success as the desktop computer market. We have applied the same fundamentals that have allowed us to be successful in the desktop computer market to our growing server business. These fundamentals include strong focus on meeting customer demands through introduction of competitive products, consistent execution and excellent service.

      We believe there is an emerging and potentially significant market for hard disk drives in consumer electronics applications, including devices such as personal video recorders and set-top boxes. We are currently supplying hard disk drives to leading consumer electronics manufacturers, including Dish Network, JVC, Panasonic, Pioneer Corporation, Force Holding A.S., Scientific-Atlanta Inc., SONICblue Inc. and TiVo Inc., for use in a variety of consumer electronics devices that are being sold today. Sales into consumer electronics applications, while still a small percentage of our total revenue, have grown steadily. We believe the market for consumer electronics devices using hard disk drives is still in its early stages, and we expect that it will expand over time as consumer acceptance and adoption of these products grow. We intend to leverage our position as a high quality, time-to-volume leader in hard disk drives and pursue relationships with the leaders in consumer electronics to capitalize on the opportunities presented by this new market.

      We also believe there is an emerging market with enterprise customers for high capacity, high reliability ATA hard disk drives. These hard disk drives are used in near-line storage applications where data is generated in large volumes and retrieved occasionally, such as e-mail archiving, engineering drawings, medical imaging, scientific data and video images which typically require large storage capacity, but not the speed that high transaction applications need. In this environment, cost per gigabyte is a primary customer requirement, and we can provide this with our high capacity, high reliability MaXLine hard disk drives. We are currently working with leading storage subsystem vendors, including EMC Corporation, Network Appliance, Inc. and StorageTek, to provide hard disk drives for these new emerging applications. We intend to build on these relationships as well as seek out additional customers and applications for this emerging market.

Our Strategy

      We seek to be a major provider of hard disk drives to leading computer and consumer electronics manufacturers, distributors and retailers. Our strategy to achieve this goal includes the following elements:

      Strengthen Relationships with Distributors and Retailers. We intend to further strengthen our relationships with distributors and retailers to capture higher margin opportunities offered in these markets. We have had strong growth in revenues in the distribution channels in emerging economies in China and other parts of Asia, Russia, Eastern Europe and Latin America, attributable in large part to the growth of non-branded desktop computer manufacturers. We intend to further strengthen our presence in these markets through enhanced service and support, targeted promotions and an expanded product line. We will continue to invest in programs to generate interest and sales through the distribution and retail channels. We will continue to introduce higher margin storage products, in addition to hard disk drives, that appeal to distribution and retail channel customers. In the distribution channel, these products include our highest capacity, high reliability MaXLine family of hard disk drives, and in retail, they include personal storage devices, such as our new Personal Storage 5000 and video-editing kits.

      Maintain Significant Market Share With Leading Computer Manufacturers. We believe our ability to achieve leading time-to-volume production of high quality, high performance hard disk drives and to provide excellent customer service will enable us to maintain our market share position with leading personal computer and server manufacturers. According to International Data Corporation (“IDC”), in 2002, Maxtor’s share of the hard disk drive market, the desktop hard disk drive market and the Intel-based server market based on units shipped was 23.4%, 30.3% and 8.6%, respectively. Sales to our five largest desktop computer OEM customers represented 23.0% of our total revenue in 2002. In addition, we intend to leverage our relationships with leading desktop computer manufacturers to further expand our presence in the server market. Many of the leading Intel-based server manufacturers have been long-standing customers of Maxtor’s hard disk drives for desktop computers. We intend to build on these relationships with a continued emphasis on quality products, time-to-volume leadership and excellent customer service in our server product line.

      Pursue Opportunities in Emerging Markets. We believe the demand for hard disk drives in consumer applications will continue to grow. Today, hard disk drive storage in consumer electronics applications has been primarily incorporated into personal video records, set-top boxes and game consoles. We are supplying Dish Network, JVC, Panasonic, Pioneer Corporation, Force Holding A.S., Scientific-Atlanta Inc., SONICblue Inc., and TiVo Inc. with hard disk drives for a variety of consumer electronic applications. We intend to pursue this market by developing hard disk drive products appropriate for these applications and by expanding our relationships with leading consumer electronics manufacturers throughout the world.

      We also believe there is an emerging market in the enterprise for high capacity, high reliability ATA drives in near-line and related storage applications, where data is generated in relatively large volumes and retrieved occasionally. Specific applications include e-mail archiving, engineering drawings, medical imaging, scientific data and video images. In these environments, we believe high capacity, high reliability desktop drives provide the optimal cost per gigabyte metric that enterprise storage customers seek. We currently have relationships with some of the leading storage subsystem vendors, including EMC Corporation, Network Appliance, Inc. and StorageTek, to provide hard disk drives for these applications and we intend to pursue additional customers and applications for this new category of hard disk drive applications.

      Effectively Integrate New Technology. We augment our traditional product development teams with an advanced technology group. The advanced technology group’s purpose is to monitor and evaluate advancements in hard disk drive technology for possible integration into our future products. This group also works closely with our product development teams and strategic component vendors to:

•	obtain early access to the latest hard disk drive component technology;

•	allow for flexibility in choosing state-of-the-art components; and

•	ensure viability of new product technologies and components prior to product design.

      Through this process, we intend to continue to integrate new technologies into our existing core technology platform and to strengthen our ability to introduce high quality, highly manufacturable, high performance hard disk drive products with industry leading time-to-volume production on a consistent basis.

      Improve Manufacturing Efficiencies and Optimize Supply Base to Achieve Cost Savings. In the third quarter of 2002, we transitioned 100% of our desktop hard disk drive manufacturing from Matsushita-Kotobuki Electronics Industries, Ltd. (“MKE”) to Maxtor manufacturing facilities in Singapore. With all of the desktop manufacturing in one location, we have achieved better economies of scale resulting in improved absorption of our fixed costs. In 2003, we will continue to focus on improving our manufacturing processes to enhance operating efficiencies. In addition, we will leverage our higher volume commitments with our supply base to further reduce costs.

      Pursue Low-Cost Manufacturing Capacity. We have begun construction of a manufacturing facility in China that will provide us with a low-cost facility to accommodate anticipated future growth. We anticipate that the facility will become operational in the second half of 2004. We have arranged financing for the facility and expect documentation to be finalized in the next few weeks. The China plant will produce desktop hard disk drives. Singapore will remain the center of our manufacturing operations. To ensure we maximize our manufacturing efficiency in China, we will implement the flexible cell-based process that has been successful in Singapore.

Product Development/ Technology

      We enjoy strong customer relationships, which we believe are due in large part to product quality, time-to-volume production leadership and industry-leading performance. Contributing to these strong relationships, we believe, is our product development process. Our product development effort is separated into two phases — the enabling technology development phase and the product design phase.

      Enabling Technology Development Phase. Our advanced technology group is responsible for the enabling technology development phase, which includes:

•	working closely with our product design teams and strategic component suppliers to create a variety of state-of-the art technologies to be used in our future products;

•	developing early prototypes to ascertain the stability and manufacturability of our planned products; and

•	analyzing the latest head, disk, channel, motor and application specific integrated circuit technologies and designs to broaden and strengthen our technology platform.

      This group also focuses on leveraging our current proven technology platform by re-using as much electronic and mechanical technology as possible in each successive product generation. In an effort to deliver the highest product quality possible, the advanced technology group begins its review of emerging technologies as early as possible, normally 12 to 18 months before such technologies might be included in our products.

      Product Design Phase. Our product design group concentrates on achieving required product specifications improving product performance, robustness, manufacturability, quality and materials costs. The product design group also is responsible, in part, for executing our new product introduction process. This process is a highly disciplined review procedure that is designed to ensure that new product designs meet clearly specified criteria in terms of yield, scrap, quality, productivity and production ramp rates prior to release into volume production.

Products

      We currently offer a broad line of hard disk drives for desktop computers and Intel-based servers. Our desktop products are marketed under the Fireball, DiamondMax, and MaXLine brand names and consist of 3.5-inch hard disk drives with storage capacities that range from 20 to 300 gigabytes per platter and speeds of 5,400 RPM and 7,200 RPM. Our desktop drives come in configurations ranging from 1 to 4 platters per drive, allowing us to address a wide range of applications for desktop computers, from entry level to mid-range to the high-end. In addition, there is an emerging market for these drives in a variety of consumer electronics applications, including set-top boxes, PVRs and game consoles. All of these hard disk drives have a number of features including high speed interfaces for greater data throughput, a robust mechanical design for improved reliability, giant magneto-resistive head technology and a digital signal processor-based electronic architecture.

      Our high performance 3.5-inch hard disk drives are for use in storage-intensive applications such as workstations, enterprise servers and storage subsystems. These products are marketed under the Atlas brand name and provide storage capacities of 18.4 to 146.9 gigabytes at speeds of 10,000 RPM and 15,000 RPM. Our most recently introduced high-end drive, the Atlas 10K IV, has been qualified by or is in qualification with several Intel-based server OEMs and is shipping into both the OEM and distribution market. The Atlas 15K is currently in qualification with several server OEMs with volume shipments expected in the second quarter of 2003.

      The table below sets forth the key performance characteristics of our hard disk drive products.

	Capacity	Product	Rotational
	Per Disk	Capacity	Speed
Products	(GB*)	(GB*)	(RPM)	Applications

Fireball 3	30/40	20/30/40	5,400	Entry-level Desktop PCs & Consumer Electronics
DiamondMax 16	60/80	60/80/120/160 /250/300	5,400	Mainstream Desktop PCs & Consumer Electronics
DiamondMax Plus 8	30/40	20/30/40	7,200	High-performance Desktop PCs & Workstations
DiamondMax Plus 9	60/80	60/80/120/160 /200/250	7,200	High-performance Desktop PCs & Workstations
MaXLine II	60/80	250/300	5,400	Near-line storage
MaXLine II Plus	60/80	250	7,200	Near-line storage
Atlas 10K III	18.4	18/36/73	10,000	Servers, Workstations & Storage Subsystems
Atlas 10K IV	36.7	36/73/146	10,000	Servers, Workstations & Storage Subsystems
Atlas 15K	18.4	18/36/73	15,000	Servers, Workstations & Storage Subsystems

*	GB = A gigabyte means 1 billion bytes. Total usable capacity may vary with operating environments.

      We also introduced several new external storage products in 2002. Maxtor Personal Storage devices introduced during the year include the 5000LE, 5000XT and 5000DV, which offer external storage solutions for a range of users from the budget conscious to high-performance users. The devices are hot swappable and easy to use. They connect to personal computers or Macintosh computers through 1394 or USB ports and offer up to 250 gigabytes of storage.

Manufacturing/ Quality

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

      Manufacturing. We currently have two sources of production for our hard disk drive products. Our Maxtor-owned Singapore manufacturing facilities utilize a cell-based process, enabling us to dedicate manufacturing cells to a particular product model. We combine our cell-based approach with a sophisticated factory information system that collects data on various product and quality metrics. The cell-based approach provides us with the flexibility to readily scale our production in response to customer needs. The manufacturing of all of our desktop hard disk drives and our 15,000 RPM server drives is done at our Singapore facilities.

      Our cell-based process enables us to:

•	dedicate manufacturing cells to a particular product model, thereby allowing us to better monitor and control process trends, resulting in improved product quality, faster time-to-volume production and improved overall customer satisfaction;

•	simultaneously manufacture multiple product configurations;

•	quickly reconfigure the facility to respond to customer change requests and changes in product and customer mix;

•	effectively adapt our inventory management model to build-to-order business model that many of our desktop computer manufacturer customers have adopted; and

•	add incremental capacity as needed at a relatively low cost, allowing for better capacity utilization.

      This flexible cell-based process, when coupled with our product design methodology, has enabled us to significantly improve time-to-volume production.

      We also manufacture media used in our products through MMC’s facility in San Jose, California. In 2003, we plan to add manufacturing capacity for desktop and server products in our Singapore facility and expand our capacity for media manufacturing at MMC.

      We also have a relationship with MKE for the manufacture of our 10,000 RPM high-end hard disk drives for Intel-based servers. MKE’s manufacturing processes are highly automated, employing integrated computer networks and advanced control systems.

      Maxtor has also begun construction of a manufacturing facility in China that will provide us with a low-cost option to accommodate anticipated future growth. We anticipate that the facility will become operational in the second half of 2004; the China plant will produce desktop hard disk drives. Singapore will remain the center of our manufacturing operations. To ensure we maximize our manufacturing efficiency in China, we will implement the flexible cell-based process that has been successful in Singapore.

      Quality. Both Maxtor and MKE manufacturing operations conform to the same high quality standards. These standards are set and measured by us, using consistent measurement and metrics. We are committed to maintain high rankings from our customers on our quality and customer service and maintaining these rankings remains a high priority within the company. To ensure that Maxtor remains a leader in product quality and overall customer satisfaction, we have implemented several corporate-wide quality programs, which focus on:

•	robustness of design and improved design tolerances;

•	state-of-the-art product traceability, statistical controls and web-based tools;

•	quality of incoming parts and factory process controls; and

•	customer feedback, data analysis and timely response.

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

Materials and Supply Chain

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

      We rely on a limited number of suppliers to provide Maxtor specific components for our products. These components include heads, media, custom electronics, motors and mechanical parts. Maxtor will typically qualify two or three sources for these key components for each product in order to meet supply assurance requirements. With our acquisition of MMC in 2001, we have an internal source of media supply, which provided approximately 50% of our media needs for the year ended December 28, 2002. Custom integrated circuits are sourced from Texas Instruments, Agere Systems, and STMicroelectronics, where we have supply agreements and multiple manufacturing locations qualified.

Customers and Sales Channels

      We sell our products directly to leading manufacturers of desktop computer and server systems and consumer electronics devices, through key distributors and through the retail channel. Desktop computer OEM customers include Dell Computer Corporation (“Dell”), Fujitsu Siemens Limited (“Fujitsu”), Hewlett-Packard Company (“Hewlett Packard”), Hon-Hai Precision Industry Co., Ltd., International Business Machines Corporation (“IBM”) and NEC USA, Inc. Leading distributors include Bell Microproducts Inc. (“Bell Microproducts”), Ingram Micro Inc. (“Ingram Micro”), SED International, Inc., Tech Data Corporation (“Tech Data”) and Xander International. Retail chain stores that feature our products include Best Buy, CompUSA and Staples.

      Manufacturers. Revenue from our five largest desktop computer OEM customers, represented 23.0%, 24.5% and 28.5% in 2002, 2001 and 2000, respectively. Dell represented 11.5% of our sales in fiscal 2002, 11.3% in fiscal 2001 and 14.2% in fiscal 2000. We believe that our success depends on our ability to maintain and further develop strong customer relationships with desktop, storage and server computer system and consumer electronics manufacturers and to provide products that fit their specific needs.

      Distributors. We use a select group of distributors to sell our products cost-effectively to the large number of geographically dispersed customers, which tend to hold small market shares of the overall desktop and server computer markets. These distributors include value-added resellers, dealers, system integrators and small desktop and server manufacturers. Distributors accounted for 47.2%, 39.3% and 21.9% of our revenue in 2002, 2001 and 2000, respectively. Distributors generally enter into non-exclusive agreements with us for the purchase and redistribution of product on a quick turnover basis. Purchase orders are placed and revised on a weekly basis. We grant certain of our distributors price protection and limited rights to return product on a rotation basis. Our major distributors include Bell Microproducts, Ingram Micro, Tech Data and Xander International.

      Retailers. To expand awareness of the Maxtor brand and generate typically higher gross profit margins, we sell our retail-packaged products, including hard disk drives and external storage devices, into the retail channel. We sell directly to major retailers such as computer superstores, warehouse clubs and computer electronics stores, and authorized sales through distributors to smaller retailers. Retailers accounted for 4.9%, 5.3% and 8.1% of our revenue in 2002, 2001 and 2000, respectively. During 2001, we expanded our retail presence outside of the US and Canada into Europe and parts of Asia. We believe the retail channel complements other sales channels. Retailers supply the after-market “upgrade” sector in which end users purchase and install hard disk drive products to upgrade their computers. Retail distribution is also an important channel for the sale of our external storage products which appeal to the end user interested in emerging consumer applications that have extensive storage requirements, such as digital photography, MP3 music downloads and video-editing. We grant certain of our retailers price protection and limited rights to return product on a rotation basis.

Sales and Marketing

      We market and sell our products to leading personal computer, Intel-based server, storage subsystem and consumer electronics manufacturers, distributors and retailers. Our representative offices are located throughout the U.S. and in Australia, China, France, Germany, Great Britain, Hong Kong, Japan, Korea, Singapore, Switzerland and Taiwan. We have formed multi-disciplined, dedicated account and channel teams focused on each current and targeted strategic personal computer, Intel-based server, storage subsystem and consumer electronics OEM, as well as regional distributor and retail accounts. These teams generally are comprised of representatives from our sales, marketing, engineering and quality organizations. Our senior management also takes an active role in our sales efforts. Dedicated field sales and technical support personnel are located in close proximity to the manufacturing facilities of each of our desktop computer manufacturer customers.

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

Backlog

      We generally sell standard products according to standard agreements or purchase order terms. Delivery dates are specified by purchase orders. Such orders may be subject to change, cancellation or rescheduling by the customer without significant penalties. The quantity actually purchased and shipment schedules are frequently revised to reflect changes in the customer’s needs. In addition, orders for our products are filled for several large customers from just-in-time inventory warehouses, and orders are not placed ahead of time on our order entry backlog system. Instead, we receive a periodic forecast of requirements from the customer. Upon shipment from the just-in-time warehouse, the customer is invoiced. In light of these factors, backlog reporting as of any particular date may not be indicative of our actual revenue for any succeeding period and, therefore, is not necessarily an accurate predictor of our future revenue.

Competition

      We compete primarily with manufacturers of 3.5-inch hard disk drives for desktop and server computers. Our competitors in the hard disk drive market include Fujitsu, Hitachi, IBM, Samsung, Seagate, and Western Digital. In 2002, according to IDC, we were the second largest provider of hard disk drives worldwide based on units shipped.

      We believe that the most important competitive factors in the hard disk drive market are breadth of product lines, introduction of competitive products as measured by storage capacity, performance, quality, price, time-to-market introduction, time-to-volume production, desktop, storage and server manufacturer product qualifications, reliability and technical service and support. We believe we compete favorably with respect to these factors.

      The desktop computer market segment and the overall hard disk drive market are intensely competitive even during periods when demand is stable. We compete primarily with manufacturers of 3.5 inch hard disk drives, including Fujitsu, Hitachi, IBM, Samsung, Seagate Technology, and Western Digital. Hitachi and IBM have recently completed the merger of their hard disk drive businesses into a single joint venture, Hitachi Global Storage Technologies. Many of our competitors historically have had a number of significant advantages, including larger market shares, a broader array of product lines, preferred vendor status with customers, extensive name recognition and marketing power, and significantly greater financial, technical and manufacturing resources. Some of our competitors make many of their own components, which may provide them with benefits including lower costs. Our competitors may also:

•	consolidate or establish strategic relationships among themselves to lower their product costs or to otherwise compete more effectively against us;

•	lower their product prices to gain market share;

•	bundle their products with other products to increase demand for their products; or

•	develop new technology which would significantly reduce the cost of their products.

      In addition, some of our competitors produce complete computer systems that contain hard disk drives; these competitors may price a system in a manner which results in sales of hard disk drives at below cost. Some of our competitors offer more products than we do and they can therefore enter into agreements with customers to supply hard disk drives as part of a larger supply agreement.

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

Intellectual Property

      We have been granted, as of February 1, 2003, 686 U.S. and 181 foreign patents related to hard disk drive products and technologies, and have additional patent applications pending in the United States and certain foreign countries. We have patent protection on certain aspects of our technology and also rely on trade secret, copyright and trademark laws, as well as contractual provisions to protect our proprietary rights. There can be no assurance that our protective measures will be adequate to protect our proprietary rights; that others, including competitors with substantially greater resources, have not developed or will not independently develop or otherwise acquire equivalent or superior technology; or that we will not be required to obtain licenses requiring us to pay royalties to the extent that our products may use the intellectual property of others, including, without limitation, our products that may also be subject to patents owned or licensed by others. There can be no assurance that any patents will be issued pursuant to our current or future patent applications, or that patents issued pursuant to such applications or any patents we own or have license to use will not be invalidated, circumvented or challenged. In the case of products offered in rapidly emerging markets, such as consumer electronics, our competitors may file patents more rapidly or in greater numbers, resulting in the issuance of patents that may result in unexpected infringement assertions against us. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights.

      Litigation may be necessary to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of our proprietary rights or those of others. We could incur substantial costs in seeking enforcement of our issued or licensed patents against infringement or the unauthorized use of our trade secrets and proprietary know-how by others or in defending ourselves against claims of infringement by others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the laws of certain countries in which our products are manufactured and sold, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States, and there can be no assurance that such laws will be enforced in an effective manner. Any failure by us to enforce and protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Performance.”

Employees

      As of December 28, 2002, we had 12,449 employees worldwide, including 1,682 in engineering, research and development; 327 in marketing, sales and customer technical support; 9,726 in manufacturing; 397 in operational support; and 317 in executive, general management and administration. As of December 28, 2002, we had 8,759 employees at our manufacturing facilities in Singapore, 1,186 employees at our manufacturing facilities in California and 163 employees at our foreign sales offices. None of our U.S. employees are currently represented by a labor organization. In May 1997, our Singapore subsidiary recognized a labor union, the United Workers of Electronic and Electrical Industries (“UWEEI”), and in November 1998, signed a three-year collective bargaining agreement with that union. Thereafter, in September 2001, our Singapore subsidiary concluded negotiations with the UWEEI and entered into a three year collective bargaining agreement. We believe that our employee relations are positive.

Executive Officers

      The following table lists the names, ages, positions and offices held by, and a brief account of the business experience of, each executive officer of the Company as of March 26, 2003. There are no family relationships between any director or executive officer of the Company. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Position with the Company

Paul J. Tufano	49	President, Chief Executive Officer and Acting Chief Financial Officer
Dr. Pantelis S. Alexopoulos	54	Executive Vice President, Desktop Product Development and Chief Technology Officer
Michael D. Cordano	38	Executive Vice President, Worldwide Sales and Corporate Marketing
Phillip C. Duncan	52	Executive Vice President, Human Resources and Real Estate
K. H. Teh	48	Executive Vice President, Worldwide Manufacturing and Singapore Managing Director
Michael J. Wingert	42	Executive Vice President/General Manager, Server Products Group
David L. Beaver	49	Senior Vice President, Worldwide Materials and Chief Procurement Officer
Misha Rozenberg	41	Senior Vice President, Worldwide Quality and Chief Quality Officer
Glenn H. Stevens	52	Senior Vice President, General Counsel and Secretary

      Paul J. Tufano was appointed President and Chief Executive Officer and remained as Acting Chief Financial Officer in February 2003. He had been our Executive Vice President and Chief Operating Officer from April 2001 and Chief Financial Officer from July 1996. From November 1998 to his appointment as Chief Operating Officer, Mr. Tufano served as our Senior Vice President, Finance. From July 1996 to his appointment as Senior Vice President, Finance, Mr. Tufano served as our Vice President, Finance. From 1979 to 1996, Mr. Tufano held a variety of management positions at IBM, including Manager of Worldwide Logistics for IBM’s storage systems division, Manager of Plans and Controls for IBM’s Desktop and Mobile Storage products business unit, and Controller for IBM’s San Jose, California facility.

      Dr. Pantelis S. Alexopoulos became the Executive Vice President, Desktop Product Development in December 2002. He has been our Chief Technology Officer since April 1997. He was also Executive Vice President, Advanced Technology from November 2001 until December 2002; and Vice President, Advanced Technology from April 1997 until November 2001. Before joining us, Dr. Alexopoulos was the Executive

Director of Advanced Concepts at Seagate Corporation, a hard disk drive company. He also spent 14 years at IBM in the research division.

      Michael D. Cordano has been our Executive Vice President, Worldwide Sales and Corporate Marketing since August 2001. From August 1999 until August 2001, Mr. Cordano served as our Vice President, Worldwide Sales. From 1998 until August 1999, he held the position of Vice President, Global Sales. Prior to joining us in 1994, Mr. Cordano held various sales positions at Conner Peripherals, Inc., a disk drive company.

      Phillip C. Duncan has been our Executive Vice President, Human Resources and Real Estate since November 2001. From August 1996 until November 2001, Mr. Duncan served as our Vice President, Human Resources and became Executive Vice President, Human Resources and Real Estate in April 2001. From 1994 to 1996, he was Vice President, International Sales and Marketing and Human Resources of Berkeley Systems, a software company. From 1992 to 1994, he held senior human resources management positions at SyQuest, a storage company and from 1990 to 1992; he held similar positions at Cirrus Logic, a semiconductor company.

      K. H. Teh has been our Executive Vice President, Worldwide Manufacturing, and Singapore Managing Director since November 2001. From May 1997 until November 2001, Mr. Teh served as our Vice President, Worldwide Manufacturing and became Senior Vice President, Manufacturing in April 2001. From 1996 to 1997, he was with Iomega, a removable disk drive company, where he had been Managing Director of its Malaysia manufacturing facility. From 1994 to 1996, he was the Managing Director of Digital Equipment Malaysia, a hard disk drive manufacturer and subsequently Quantum Peripherals Malaysia, a hard disk drive manufacturer. Prior to 1994, Mr. Teh held various senior management positions in multinational corporations in Singapore.

      Michael J. Wingert has been our Executive Vice President/ General Manager, Server Products Group since November 2001. From November 1999 until November 2001, Mr. Wingert served as our Vice President, Desktop Engineering and became Senior Vice President, Engineering in April 2001. Before his promotion to Vice President, Desktop Engineering, he was our Vice President, Engineering for five years. Prior to joining us in 1994, Mr. Wingert held various senior management positions in product testing and development at IBM.

      David L. Beaver has been our Senior Vice President, Worldwide Materials and Chief Procurement Officer since November 2001. From May 1998 until November 2001, Mr. Beaver served as our Vice President, Worldwide Materials and became Senior Vice President, Worldwide Materials in April 2001. From March 1997 to May 1998, Mr. Beaver was Vice President of Far East Materials and Logistics in our Singapore factory. From 1994 to 1997, he was Director of Operations and Materials at EMASS, an E-systems data storage company. From 1991 to 1994, he was Director of Corporate Materials Procurement at SyQuest, a storage company. He has over 20 years high tech data storage business management experience.

      Misha Rozenberg has been our Senior Vice President, and Chief Quality Officer since November 2001. From March 1998 until November 2001, Mr. Rozenberg served as our Vice President, Quality and became Senior Vice President, Worldwide Quality in April 2001. From 1996 to 1998, he served as our Vice President, Supplier Engineering. From 1994 to 1996, Mr. Rozenberg was a Senior Director of Supplier Engineering with Conner Peripherals, Inc. From 1990 to 1994, he was a Manager at Apple Computer.

      Glenn H. Stevens has been our Vice President, General Counsel and Secretary since June 1994 and became a Senior Vice President in April 2001. From 1992 to 1994, Mr. Stevens had a private law practice. From 1979 to 1992, he held various positions within the legal department of U S West, Inc., a telecommunications products and services provider, including Chief Counsel and Secretary for its research and development organization and Chief Intellectual Property Counsel for the family of U S West companies.

Available Information

      Our website address is http://www.maxtor.com. We file reports with the Securities and Exchange Commission (“SEC”), which we make available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Item 2.	Properties

      Our corporate headquarters, sales, marketing and advanced technology operations are located in Milpitas, California. We lease approximately 899,000 square feet in this location. Of the 899,000 square feet, 427,000 support the previously stated ongoing operations. Also in the 899,000 square feet is 472,000 of vacant square feet of which 93,000 will expire in July 2003 and 31,000 is subleased for the remainder of the term. We lease a 158,000 square foot facility in San Jose, California, which we use for the engineering and manufacturing of disk drive media, and we also leased an 180,000 square foot facility in Milpitas, California, which expired in April 2002.

      We also maintain 477,000 square feet of engineering and pilot production operations as well as administrative, marketing and materials facilities in Longmont, Colorado. The Longmont facilities lease has a 15-year term and is renewable for five years.

      We occupy 672,000 square feet in Shrewsbury, Massachusetts housing design and customer engineering, as well as advanced technology. Maxtor owns the Shrewsbury facility and a portion of that facility is currently subleased to tenants. We also own and sublease an 180,000 square foot facility in Louisville, Colorado. All of our other domestic facilities are leased.

      Operations outside of the United States primarily consists of two manufacturing plants in Singapore that produce subassemblies and final assemblies for the Company’s hard disk drive products. The manufacturing facilities are located in two owned buildings in Singapore totaling approximately 560,000 square feet, which are located on two parcels of leased land with leases terminating in 2016 and 2018, both with an option to renew for 30 years. In February 2003, we announced that we would build a new manufacturing facility in the Suzhou Industrial Park in Suzhou, China. Construction began in March 2003, and the approximately 800,000 square feet facility is expected to be completed in the second half of 2004. We have arranged financing for the facility and expect documentation to be finalized in the next few weeks.

      We also lease various sales and support facilities in Australia, Canada, the People’s Republic of China, France, Germany, Hong Kong, Ireland, Japan, the Republic of Korea, Scotland, Singapore, Switzerland, Taiwan, United Kingdom and the United States. The aggregate rent under all of our worldwide leases is currently $31.3 million per annum. There can be no assurance that we will be able to obtain additional space to accommodate our future needs or dispose of excess space as required on reasonable terms.

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

      In February, 2002, Papst and MKE entered into an agreement to settle Papst’s pending patent infringement claims against MKE. That agreement includes a license of certain Papst patents to MKE which might provide Quantum, and thus us, with additional defenses to Papst’s patent infringement claims.

      On April 15, 2002, the Judicial Panel on Multidistrict Litigation ordered a separation of claims and remand to the District of Columbia of certain claims between Papst and another party involved in the MDL Proceeding. By order entered June 4, 2002, the court stayed the MDL Proceeding pending resolution by the District of Columbia court of the remanded claims. These separated claims relating to the other party are currently proceeding in the District Court for the District of Columbia.

      The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, we cannot assure you we will be able to successfully defend ourselves against this or any other Papst lawsuit. Because the Papst complaints assert claims to an unspecified dollar amount of damages, and because we were at an early stage of discovery when the litigation was stayed, we are unable to determine the possible loss, if any, that we may incur as a result of an adverse judgment or a negotiated settlement with respect to the claims against Maxtor. We have made an estimate of the potential liabilities which might arise from the Papst claims against Quantum at the time of the acquisition of the Quantum HDD business. Our estimate will be revised as additional information becomes available. A favorable outcome for Papst in these lawsuits could result in the issuance of an injunction against us and our products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, we also could be required to pay treble damages and Papst’s attorney’s fees. The litigation could result in significant diversion of time by our technical personnel, as well as substantial expenditures for future legal fees. Accordingly, although we cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome favorable to Papst could have a material adverse effect on our business, financial condition and operating results. Management believes that it has valid defenses to the claims of Papst and is defending this matter vigorously.

      In addition to the Papst lawsuit, on June 13, 2002, we filed suit against Koninklijke Philips Electronics N.V. and several other Philips-related companies in the Superior Court of California, County of Santa Clara. On June 26, 2002, we filed a First Amended Complaint. The lawsuit alleges that an integrated circuit chip supplied by Philips was defective and caused significant levels of failure of the Quantum HDD Corona Plus, Eagle, and Eagle Plus products, each of which is a product line we acquired as part of our acquisition of the Quantum HDD business. Philips’ subsequent motions to dismiss were withdrawn or denied. Philips answered the complaint on March 13, 2003. Discovery is ongoing. In the lawsuit, we are claiming damages of at least $77 million, however, the results of litigation are inherently uncertain and we cannot assure you that we will achieve a favorable outcome.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 28, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Since April 30, 2001, our common stock has been traded on the New York Stock Exchange under the symbol “MXO.” From July 31, 1998 to April 30, 2001, our stock had been traded on the Nasdaq National Market under the symbol “MXTR.” The table below sets forth the range of quarterly high and low sales prices for our common stock as reported by the New York Stock Exchange and the Nasdaq National Market. Our fiscal year end is the last Saturday of December, conforming to a 52/ 53-week year methodology.

	High	Low

Fiscal 2003 First Quarter (through March 24, 2003)	$6.90	$4.71
Fiscal 2002 Fourth Quarter	6.16	1.77
Fiscal 2002 Third Quarter	5.95	2.61
Fiscal 2002 Second Quarter	7.58	3.95
Fiscal 2002 First Quarter	7.90	5.75
Fiscal 2001 Fourth Quarter	7.20	3.54
Fiscal 2001 Third Quarter	7.33	3.30
Fiscal 2001 Second Quarter	8.38	5.25
Fiscal 2001 First Quarter	8.50	5.09

      As of March 1, 2003, there were approximately 1,140 stockholders of record of our common stock including The Depository Trust Company, which holds shares of Maxtor common stock on behalf of an indeterminate number of beneficial owners.

Dividend Policy

      We have never paid cash dividends on our stock and do not anticipate paying cash dividends in the foreseeable future.

Item 6.     Selected Consolidated Financial Information

      The following table presents the consolidated financial information for the periods indicated:

	Fiscal Year		Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended		Ended	Ended	Ended	Ended
	December 26,		January 1,	December 30,	December 29,	December 28,
	1998		2000	2000	2001(2)	2002(3)

	(In millions, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenues	$2,408.5		$2,485.6	$2,690.9	$3,765.5	$3,779.5
Cost of revenues	2,108.1		2,286.7	2,317.7	3,403.0	3,382.1

Gross profit	300.4		198.9	373.2	362.5	397.4

Operating expenses:
Research and development	158.4	(1)	189.0	211.8	411.2	401.0
Selling, general and administrative	81.9	(1)	90.2	99.7	232.0	148.5
Amortization of goodwill and other intangible assets	—		—	—	207.8	82.2
Purchased in-process research and development	—		—	—	95.2	—
Restructuring charge	—		—	—	—	9.5

Total operating expenses	240.3	(1)	279.2	311.5	946.2	641.2

Income (loss) from operations	60.1	(1)	(80.3)	61.7	(583.7)	(243.8)
Interest expense	(28.8)		(13.6)	(13.7)	(25.2)	(27.0)
Interest and other income	7.4		15.6	24.3	21.5	10.1
Gain (loss) on sale of investment	—		44.1	1.8	(7.4)	2.3

Income (loss) from continuing operations before income taxes	38.7	(1)	(34.2)	74.1	(594.8)	(258.4)
Provision for income taxes	7.5		1.5	1.7	3.4	2.2

Income (loss) from continuing operations	31.2		(35.7)	72.4	(598.2)	(260.6)
Loss from discontinued operations	—		(14.4)	(40.6)	(48.2)	(73.5)

Net income (loss)	$31.2	(1)	$(50.1)	$31.8	$(646.4)	$(334.1)

Net income (loss) per share — basic
Continuing operations	$0.81		$(0.34)	$0.64	$(2.89)	$(1.09)
Discontinued operations	—		(0.14)	(0.36)	(0.23)	(0.31)

Total	$0.81		$(0.48)	$0.28	$(3.12)	$(1.40)

Net income (loss) per share — diluted
Continuing operations	$0.47		$(0.34)	$0.61	$(2.89)	$(1.09)
Discontinued operations	—		(0.14)	(0.34)	(0.23)	(0.31)

Total	$0.47		$(0.48)	$0.27	$(3.12)	$(1.40)

Shares used in per share calculation (in thousands):
Basic	38,295		105,503	113,433	206,912	239,474
Diluted	65,814		105,503	119,116	206,912	239,474

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	December 26,	January 1,	December 30,	December 29,	December 28,
	1998	2000	2000	2001(2)	2002(3)

	(In millions, except share and per share amounts)
Balance Sheet Data:
Total assets	$863.4	$906.3	$1,024.9	$2,715.5	$2,360.8
Total current liabilities	548.9	537.2	628.9	1,169.8	1,166.6
Long-term debt	145.0	113.8	92.3	244.5	206.3
Total stockholders’ equity	169.4	255.3	303.7	900.2	592.3

(1)	Total operating expenses, income from operations, income before income taxes and net income for the year ended December 26, 1998 includes a $12.1 million compensation charge related to certain variable accounting features of our option plan. See note 13 of Notes to Consolidated Financial Statements.

(2)	Includes operations of Quantum HDD since April 2, 2001 and of MMC since September 2, 2001. See note 7 of Notes to Consolidated Financial Statements.

(3)	Commencing in fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard included provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. As a result, the Company reclassified its existing acquired assembled workforce balance to goodwill, as it does not meet the separate recognition criterion according to SFAS 142. See note 12 of Notes to Consolidated Financial Statements.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with Item 1: Business, Item 6: Selected Financial Information and Item 8: Consolidated Financial Statements and Supplementary Data.

      This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements. Examples of forward-looking statements in this report include statements regarding our expectations as to average selling prices, demand for our products, capital expenditures, improved profitability, improved working capital position, liquidity, litigation, and our relationships with vendors. In this report, the words “anticipates,” “believe,” “expect,” “intend,” “may,” “will,” “should,” “plan,” “estimate,” “predict,” “potential,” “future,” “continue,” or similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements, whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Performance” and elsewhere in this report.

Overview

      Maxtor Corporation (“Maxtor” or the “Company”) was founded in 1982 and completed an initial public offering of common stock in 1986. In 1994, we sold 40% of our outstanding common stock to Hyundai Electronics Industries (now Hynix Semiconductors Inc. — “HSI”) and its affiliates. In early 1996, Hyundai Electronics America (now Hynix Semiconductor America Inc. — “Hynix”) acquired all of the remaining publicly held shares of our common stock as well as all of our common stock, then held by Hynix Semiconductor, Inc. and its affiliates. In February 1999, we completed a public offering of 7.8 million shares of our common stock with net proceeds to us of approximately $95.8 million.

      On April 2, 2001, we acquired Quantum Corporation’s Hard Disk Drive Group (“Quantum HDD”). The primary reason for our acquisition of Quantum HDD was to create a stronger, more competitive company, with enhanced prospects for continued viability in the storage industry. For additional information regarding the Quantum HDD acquisition, see note 7 of the Notes to Consolidated Financial Statements.

      On September 2, 2001, we completed the acquisition of MMC Technology, Inc. (“MMC”), a wholly-owned subsidiary of Hynix. MMC, based in San Jose, California, designs, develops and manufactures media for hard disk drives. Prior to the acquisition, sales to Maxtor comprised 95% of MMC’s annual revenues. The primary reason for our acquisition of MMC was to provide us with a reliable source of supply of media. For additional information regarding the MMC acquisition, see note 7 of the Notes to Consolidated Financial Statements.

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

      On August 15, 2002 we announced our decision to shut down the manufacturing and sale of our MaxAttachTM branded network attached storage products of our Network Systems Group (“NSG”). We worked with NSG customers for an orderly wind down of the business. The network attached storage market had fragmented since our entrance in 1999, with one segment of the NAS market becoming more commoditized and the other segment placing us in competition with some of our hard disk drive customers. We believe the shut down of the operations of our NSG business will allow us to focus on our core hard disk drive market and further reduce expenses. The NSG business was accounted for as a discontinued operation and therefore, results of operations and cash flows have been removed from our results of continuing operations for all periods presented in this report. For additional information regarding the NSG discontinued operations, see note 5 of the Notes to Consolidated Financial Statements.

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

      In recognizing revenue in any period, we apply the provisions of Staff Accounting Bulletin 101 “Revenue Recognition.”

      We recognize revenue from the sale of our products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured; this generally occurs upon shipment.

      For all sales we use either a binding purchase order or signed purchase agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Our arrangements generally do not include acceptance clauses.

      We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers.

      Delivery generally occurs when product is delivered to a common carrier. Certain of our products are delivered on an FOB destination basis. We defer our revenue associated with these transactions until the delivery has occurred to the customers’ premises.

      Sales to original equipment manufacturers (“OEMs”) are subject to agreements allowing limited rights of return and sales incentive programs. Sales incentive programs are typically related to an OEM’s level of purchases. Estimated reductions to revenue for sales incentive programs are provided at the time the revenue is recorded. Returns from OEMs have not been material in any period as the Company’s principal OEM customers have adopted build-to-order manufacturing model or just-in-time inventory management processes.

      Sales to distributors and retailers (“resellers”) are subject to agreements allowing limited rights of return, price protection, sales incentive programs and advertising. These programs are generally related to a reseller’s level of sales, order size or point of sale activity. The Company provides for these programs as deductions from revenues at the time the revenue is recorded based on estimated requirements. These estimates are based primarily on estimated future price erosion, customer sell-through levels and program participation. Such estimates are adjusted periodically to reflect actual and anticipated experience.

      Estimated product returns are provided in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Resellers have limited rights of return which allow them to return a percentage of the prior quarter’s purchases by these resellers. Accordingly, revenue is not recognized with respect to those shipments which management estimates will be returned. The Company believes that these estimates are reasonably accurate due to the short time period during which the Company’s resellers can return products, the limitations placed on their right to make returns, the Company’s long history of conducting business with resellers on a sell-in basis, the nature of the Company’s historical relationships with resellers and the weekly reporting procedures through which the Company monitors inventory levels at resellers and sales to end-users.

Sales Returns, Other Sales Allowances and Allowance for Doubtful Accounts

      Our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. The Company believes that these estimates are reasonably accurate due to the short time period during which the Company’s resellers can return products, the limitations placed on their right to make returns, the Company’s long history of conducting business with resellers on a sell-in basis, the nature of the Company’s historical relationships with resellers and the weekly reporting procedures through which the Company monitors inventory levels at resellers and sales to end-users. Nonetheless, material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns and other allowances amounted to $82.9 million as of December 28, 2002. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our allowance for doubtful accounts was $18.3 million as of December 28, 2002. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

Valuation of Intangibles, Long-Lived Assets and Goodwill

      We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

      When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure the potential impairment based on a projected cash flow method. Net intangible assets, long-lived assets, and goodwill amounted to $1,337.5 million as of December 28, 2002.

      As required by SFAS No. 142, we completed our impairment analysis as of January 1, 2002, upon our adoption of SFAS 142, and our annual review as of December 28, 2002. We found no instances of impairment of our recorded goodwill on both dates and accordingly no impairment was recorded.

Warranty

      We provide for the estimated cost of product warranties at the time revenue is recognized. We generally warrant our products for a period of one to five years. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We use proprietary statistical modeling software to help estimate the future failure rates by product. As new products are sold to the market, we must exercise considerable judgment in estimating the expected failure rates. This estimating process is based on historical experience of similar products as well as various other assumptions, such as design or assembly complexities, that are believed to be reasonable under the circumstances. We also apply the same estimating techniques to product warranty liabilities assumed from acquisitions. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required and could materially affect our future results of operations.

      From time to time, we may be subject to additional costs related to warranty claims from our customers. If and when this occurs, we generally must make significant judgments and estimates in establishing the related warranty liability. This estimating process is based on historical experience, communication with our customers and various assumptions that are believed to be reasonable under the circumstances. This additional warranty reserve would be recorded in the determination of net income in the period in which the additional cost was identified.

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

Income Taxes

      We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (“SFAS 109”), “Accounting for Income Taxes.” As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

      In accordance with Emerging Issues Task Force (“EITF”) 93-7 “Uncertainties Related to Income Taxes in a Purchase Business Combination,” we have recorded approximately $196.4 million of deferred tax liabilities in connection with the acquisition of Quantum HDD. We recorded this amount principally to reflect the taxes which would become payable upon repatriation of the cash which was invested abroad for Quantum HDD as of April 2, 2001.

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $384.4 million as of December 28, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Restructuring Liabilities, Litigation and Other Contingencies

      We account for our restructuring liabilities in connection with business combination in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” EITF 95-3 requires that we record an estimated liability if the estimated costs are not associated with or are not incurred to generate revenues of the combined entity after the consummation date and they meet certain criteria defined within EITF 95-3. We accounted for restructuring liabilities initiated in 2002 in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which requires us to record the liability resulting from estimated costs that are not associated with or do not benefit activities that will be continued. We account for litigation and contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While we believe that our accruals for these matters are adequate, if the actual losses from loss contingencies or restructuring liabilities are significantly different than the estimated loss, our results of operations may be materially affected.

	Years Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

	(In millions)
Consolidated Statement of Operations Data:
Revenues	$2,690.9	$3,765.5	$3,779.5
Cost of revenues	2,317.7	3,403.0	3,382.1

Gross profit	373.2	362.5	397.4

Operating expenses:
Research and development	211.8	411.2	401.0
Selling, general and administrative	99.7	232.0	148.5
Amortization of goodwill and other intangible assets	—	207.8	82.2
Purchased in-process research and development	—	95.2	—
Restructuring charge	—	—	9.5

Total operating expenses	311.5	946.2	641.2

Income (loss) from operations	61.7	(583.7)	(243.8)
Interest expense	(13.7)	(25.2)	(27.0)
Interest and other income	24.3	21.5	10.1
Gain (loss) on sale of investment	1.8	(7.4)	2.3

Income (loss) from continuing operations before income taxes	74.1	(594.8)	(258.4)
Provision for income taxes	1.7	3.4	2.2

Income (loss) from continuing operations	72.4	(598.2)	(260.6)
Loss from discontinued operations	(40.6)	(48.2)	(73.5)

Net income (loss)	$31.8	$(646.4)	$(334.1)

	Years Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

As a Percentage of Revenue:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	86.1	90.4	89.5

Gross profit	13.9	9.6	10.5

Operating expenses:
Research and development	7.9	10.9	10.6
Selling, general and administrative	3.7	6.2	3.9
Amortization of goodwill and other intangible assets	—	5.5	2.2
Purchased in-process research and development	—	2.5	—
Restructuring charge	—	—	0.3

Total operating expenses	11.6	25.1	17.0
Income (loss) from operations	2.3	(15.5)	(6.5)
Interest expense	(0.5)	(0.7)	(0.7)
Interest and other income	0.9	0.6	0.3
Gain (loss) on sale of investment	0.1	(0.2)	0.1

Income (loss) from continuing operations before income taxes	2.8	(15.8)	(6.8)
Provision for income taxes	0.1	0.1	0.1

Income (loss) from continuing operations	2.7	(15.9)	(6.9)
Loss from discontinued operations	(1.5)	(1.3)	(1.9)

Net income (loss)	1.2%	(17.2)%	(8.8)%

Fiscal Year 2002 Compared With Fiscal Year 2001

      Revenues. In fiscal year 2002, we generated revenue of $3,779.5 million compared to $3,765.5 million in fiscal year 2001, an increase of 0.4%. Total shipments in fiscal year 2002 were 51.3 million units compared to 45.1 million units in fiscal year 2001, a 13.7% increase. The increase in unit volume in fiscal year 2002 compared to fiscal year 2001 was primarily due to the acquisition of the Quantum HDD business occurring in April 2001, which resulted in fiscal 2001 having one less quarter of contribution from the Quantum HDD business than fiscal 2002. We also successfully introduced several next generation products during fiscal year 2002, which contributed to the overall increase in unit sales and the slight increase in revenue. The positive effect of the Quantum HDD business on fiscal 2002 unit volume was offset by the slowdown in demand for PCs and servers and the resulting reduced demand for hard disk drives and difficulties in ramping up production of next generation products in the third quarter of 2002. The slight increase in revenue was primarily due to the full year contribution from the Quantum HDD business in 2002 compared to nine months’ contribution in 2001. This increase was offset by declining average selling prices in the PC and server markets during the first three fiscal quarters of 2002 as a result of the economic slowdown, and our difficulties in ramping up production of our new products in the third quarter of 2002.

      Revenue did not increase at the same rate compared to unit shipments in 2002. This was primarily the result of the decline in average selling prices in the first three fiscal quarters of 2002 due to pricing pressures in the desktop computer market. We have historically experienced seasonal fluctuation in sales volume with a decline typically occurring in the second quarter of the year.

      Revenue on a proforma basis (that is, calculating revenue as if we had acquired Quantum HDD on January 1, 2001) was $3,779.5 million in fiscal year 2002, compared to $4,418.6 million in fiscal year 2001, representing a decline of 14.5% on a proforma basis. Although this pro forma presentation does not purport to be indicative of what would have occurred, we believe the decline on a proforma basis was primarily due to the overall slowdown in demand for hard disk drives and the pricing pressures in the desktop computer market in the first three fiscal quarters of 2002.

      Sales to the top five customers represented 31.8% and 34.1% of revenue in fiscal years 2002 and 2001, respectively. Sales to one customer were 11.5% and 11.3% of revenue in fiscal years 2002 and 2001; only one customer represented more than 10% of our sales in those years.

      Revenue from sales to computer equipment manufacturers represented 48.0% and 55.4% of revenue in fiscal years 2002 and 2001, respectively. The decrease in 2002 was primarily due to increased sales to our distribution channel and retail customers that represented 52.0% and 44.6% of revenue in fiscal years 2002 and 2001, respectively. Revenue from sales to computer equipment manufacturers decreased in absolute dollars by 15.2% in fiscal year 2002 from fiscal year 2001, while revenue from sales to distribution channel and retail customers increased by 17.3% in fiscal year 2002 from fiscal year 2001. The significant increase in revenue from sales to the distribution channel is attributable primarily to our Quantum HDD acquisition and the growth of non-branded PC customers’ market share of the overall current desktop PC market and our effort to accommodate this growth.

      Domestic revenue represented 36.3% and 42.0% of total sales in fiscal year 2002 and 2001, respectively. International revenue represented 63.7% and 58.0% of total sales in fiscal year 2002 and 2001, respectively. Our revenue from international sales increased primarily due to our acquisition of the Quantum HDD business and the growth of non-branded PC customers’ market share of overall current desktop PC market and our effort to accommodate this growth. Sales to Europe represented 32.6% and 28.7% of total revenue for fiscal years 2002 and 2001, respectively. In absolute terms, Europe sales increased 13.8% compared to the corresponding period in 2001. Sales to Asia Pacific represented 30.4% and 24.3% of total revenue for fiscal years 2002 and 2001, respectively. Sales to Asia Pacific increased in absolute dollars by 13.3% from fiscal year 2002 to fiscal year 2001. The increase in absolute dollars and as a percentage of total revenue represented by sales in Europe and Asia Pacific were primarily due to the growth in sales to non-branded PC customers who are primarily located outside of the United States and Canada. We plan to continue building our sales efforts in Europe and Asia Pacific over the course of 2003.

      Cost of Revenues; Gross Profit. Gross profit increased to $397.4 million in fiscal year 2002 from $362.5 million in fiscal year 2001. Gross profit as a percentage of revenue increased to 10.5% in fiscal year 2002 from 9.6% in fiscal year 2001 as a result of the benefits from our manufacturing transition of our desktop products to our Singapore facility by the end of our third quarter of 2002 and improved yields on our new higher density drives in the fourth quarter of 2002. Our cost of goods sold includes depreciation and amortization of property, plant and equipment.

Operating Expenses

      Research and Development Expense. Research and development (“R&D”) expense in fiscal year 2002 was $401.0 million, or 10.6% of revenue, compared to $411.2 million, or 10.9% of revenue, in fiscal year 2001. The decrease in R&D expense in fiscal year 2002 was primarily due to merger-related costs, such as transitional services and non-recurring merger-related expenses of $10.1 million, as well as amortization of stock-based compensation, associated with our acquisition of the Quantum HDD business incurred during the corresponding period in 2001 and lower compensation expenses resulting from reduced headcount in 2002. This decrease was offset by the inclusion of Quantum HDD and MMC expenses and our on-going effort to maintain leadership products to address the requirements of the PC desktop and Intel-based server markets.

      As a result of the Quantum HDD acquisition, R&D expense includes stock compensation charges of $1.8 million and $2.0 million in 2002 and 2001, respectively, resulting from options we issued to Quantum employees who joined Maxtor in connection with the merger on April 2, 2001. Additionally, R&D expense in fiscal years 2002 and 2001 includes $2.8 million and $25.0 million, respectively of stock compensation amortization for Quantum DSS shares issued to Quantum employees who joined Maxtor in connection with the merger.

      The following table summarizes the effect of these merger related charges:

	Years Ended

	December 29,	December 28,
	2001	2002

	(In millions)
R&D expense	$411.2	$401.0
Stock compensation expense	(2.0)	(1.8)
Amortization related to DSS restricted shares	(25.0)	(2.8)
Costs of transitional services and non-recurring merger-related expenses	(10.1)	—

	$374.1	$396.4

      Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expense as a percentage of revenue was 3.9% and 6.2% in fiscal years 2002 and 2001, respectively. The absolute dollar level of SG&A expense decreased to $148.5 million in fiscal year 2002 from $232.0 million in fiscal year 2001. The decreases in SG&A expense were primarily due to $69.8 million in payments associated with the Quantum HDD business incurred subsequent to the acquisition and reduced compensation expenses.

      As a result of the Quantum HDD acquisition, SG&A expense includes stock compensation charges of $0.6 million and $0.7 million in fiscal years 2002 and 2001, respectively, resulting from options we issued to Quantum employees who joined Maxtor in connection with the merger on April 2, 2001. Additionally, SG&A expense in fiscal year 2002 includes $1.0 million and $8.9 million, respectively, of stock compensation amortization for Quantum DSS shares issued to Quantum employees who joined Maxtor in connection with the merger.

      The following table summarizes the effect of these merger related charges:

	Years Ended

	December 29,	December 28,
	2001	2002

	(In millions)
SG&A expense	$232.0	$148.5
Stock compensation expense	(0.7)	(0.6)
Amortization related to DSS restricted shares	(8.9)	(1.0)
Costs of transitional services and non-recurring merger-related expenses	(69.8)	—

	$152.6	$146.9

Restructuring Charge

      During the year ended December 28, 2002, we recorded a restructuring charge of $9.5 million associated with closure of one of our facilities located in California. The amount comprised $8.9 million of future non-cancelable lease payments which are expected to be paid over several years based on the underlying lease agreement and the write-off of $0.6 million in leasehold improvements.

Stock Compensation

      On April 2, 2001, as part of the acquisition of Quantum HDD, we assumed the following options and restricted stock:

•	All Quantum HDD options and Quantum HDD restricted stock held by employees who accepted our offers of employment, or “transferred employees,” whether or not options or restricted stock had vested;

•	Vested Quantum HDD options and vested Quantum HDD restricted stock held by Quantum Corporation (“Quantum”) employees whose employment was terminated prior to the separation, or “former service providers;” and

•	Vested Quantum HDD restricted stock held by any other individual.

      In addition, we assumed vested Quantum HDD options held by Quantum employees who continued to provide services during a transitional period, or “transitional employees.” We assumed the outstanding options to purchase Quantum HDD common stock held by transferred employees and vested options to purchase Quantum HDD common stock held by former Quantum employees, consultants and transition employees and these options converted into options to purchase Maxtor common stock based on an exchange ratio of 1.52 shares of Maxtor common stock for each share of Quantum HDD common stock. Vested and unvested options for Quantum HDD common stock assumed in the merger represented options for 7,650,965 shares and 4,655,236 shares of Maxtor common stock, respectively.

      Included in cost of revenue, SG&A expense and R&D expense are charges for amortization of stock compensation resulting from both Maxtor options and options we issued to Quantum employees who joined Maxtor in connection with the merger on April 2, 2001. Stock compensation charges were as follows:

	Years Ended

	December 29,	December 28,
	2001	2002

	(In millions)
Cost of revenue	$0.5	$0.3
Research and development	2.9	2.4
Selling, general and administrative	2.7	1.5

Total stock compensation expense	$6.1	$4.2

      In addition, Quantum Corporation issued restricted Quantum DSS shares to Quantum employees who joined Maxtor in connection with the merger in exchange for the fair value of Quantum DSS options held by such employees. A portion of the acquisition purchase price has been allocated to this deferred compensation, recorded as prepaid expense, and is amortized to expenses over the vesting period as the vesting of the shares are subject to continued employment with Maxtor. Amortization as of December 28, 2002 was as follows:

	Years Ended

	December 29,	December 28,
	2001	2002

	(In millions)
Cost of revenue	$3.0	$0.3
Research and development	25.0	2.8
Selling, general and administrative	8.9	1.0

Total amortization related to DSS restricted shares	$36.9	$4.1

      Amortization of Goodwill and Other Intangible Assets. Amortization of other intangible assets represents the amortization of customer list and other current products and technology, arising from our acquisitions of the Quantum HDD business in April 2001 and MMC in September 2001. The net book value of these intangibles at December 28, 2002 was $146.9 million. Amortization of other intangible assets was $82.2 million for the year ended December 28, 2002, compared to $207.8 million in the corresponding period in fiscal year 2001. The decrease was due to the cessation of the amortization of goodwill and workforce in 2002, as a consequence of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).

      On December 30, 2001, the Company adopted SFAS 142, which requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In compliance with SFAS No. 142, we reclassified $31.1 million, net of accumulated amortization, in workforce assets to goodwill and we ceased amortizing the resulting net goodwill balance of $846.0 million. Accordingly, there are no charges for the amortization of goodwill in 2002 or thereafter. Subsequent to the decision to shut down the manufacture and sales of NSG products, the Company wrote off goodwill related to the NSG operations of $32.3 million. As of December 28, 2002, goodwill amounted to $814.0 million.

      As required by SFAS No. 142, we completed our impairment analysis as of January 1, 2002, upon our adoption of SFAS 142, and as of December 28, 2002 for the purpose of the annual review. We found no instances of impairment of our recorded goodwill on both dates and accordingly no impairment was recorded.

      The net book value of goodwill will be reviewed for impairment annually and whenever there is indication that the value of the goodwill may be impaired. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.

      Amortization of other intangible assets is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on intangible assets to be $82.2 million in fiscal 2003, $37.0 million in fiscal 2004, $21.9 million in fiscal 2005, and $5.8 million in fiscal 2006, at which time the intangible assets will be fully amortized.

      The following tables present the impact of SFAS 142 on net loss and net loss per share had we ceased amortization of goodwill beginning the year ended December 29, 2001 (in thousands, except per share amounts):

	Years Ended

	December 29,	December 28,
	2001	2002

Loss from continuing operations — as reported	$(598,179)	$(260,566)
Adjustments:
Amortization of goodwill	134,042	—
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	12,472	—

Net adjustments	146,514	—

Loss from continuing operations — adjusted	$(451,665)	$(260,566)

Basic and diluted loss per share from continuing operations — as reported	$(2.89)	$(1.09)
Basic and diluted loss per share from continuing operations — adjusted	$(2.18)	$(1.09)

	Years Ended

	December 29,	December 28,
	2001	2002

Net loss — as reported	$(646,398)	$(334,067)
Adjustments:
Amortization of goodwill	140,779	—
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	12,616	—

Net adjustments	153,395	—

Net loss — adjusted	$(493,003)	$(334,067)

Basic and diluted net loss per share — as reported	$(3.12)	$(1.40)
Basic and diluted net loss per share — adjusted	$(2.38)	$(1.40)

      Purchased In-process Research and Development (“IPR&D”). During fiscal year 2001, we expensed IPR&D costs of $94.7 million as a result of our acquisition of Quantum HDD. Additionally, in connection with the acquisition of MMC in September 2001, we expensed IPR&D costs of $0.5 million. We expensed these amounts because the acquired technology had not yet reached technological feasibility and had no future alternative uses. For additional information regarding the Quantum HDD and MMC acquisitions and the costs associated with purchased in-processed research and development, see note 7 of the Notes to Consolidated Financial Statements.

      Interest Expense. Interest expense was $27.0 million and $25.2 million in fiscal years 2002 and 2001, respectively, or an increase of 7.1%. The increase was primarily due to the debt we assumed in conjunction with the acquisitions of MMC and Quantum HDD and our obligation to reimburse Quantum Corporation for interest due on the Quantum HDD pro rata portion of Quantum’s convertible subordinated notes in connection with the acquisition of Quantum HDD.

      As of December 28, 2002 and December 29, 2001, short-term borrowings were $41.0 million and $44.2 million, respectively, and long-term indebtedness outstanding was $206.3 million and $244.5 million, respectively.

      Interest and Other Income. Interest and other income was $10.1 million and $21.5 million in fiscal years 2002 and 2001, respectively. The decrease is primarily reduced interest income from our investment portfolios as a result of lower short-term interest rates, and due to a reduction in the size of our investment portfolios during fiscal year 2002. Total cash and cash equivalents, restricted cash and marketable securities were $450.7 million as of December 28, 2002 compared to $645.8 million as of December 29, 2001.

      Gain (Loss) on Sale of Investments. During fiscal year 2002, we recorded a $2.3 million gain on the sale of investments. This gain was due to $1.0 million of realized gains on the sale of securities in our investment portfolio and a $1.3 million gain on a previously impaired security in our investment portfolio. During fiscal year 2001, in accordance with our investment policy, we recorded a $7.4 million loss on an investment primarily due to a $6.7 million write-off of a Quantum HDD acquired investment in a high-tech start-up company and a net loss of $0.7 million that includes a $1.3 million impairment charge in other fixed income portfolio investments.

      Provision for Income Taxes. During 2002 and 2001, we recorded income tax provisions of $2.2 million and $3.4 million, respectively. The provision for income taxes consists primarily of state and foreign taxes. Due to our net operating losses (“NOL”), NOL carryforwards and favorable tax status in Singapore and Switzerland, we have not incurred any significant foreign, U.S. federal, state or local income taxes for the current or prior fiscal periods. We have not recorded a tax benefit associated with our loss carry-forward because of the uncertainty of realization.

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

      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s merger with Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the split-off, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We must also indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods before the split-off, limited in the aggregate to $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross-up payment. Management has determined that, based on the facts available at this time, the likelihood that the payment will exceed $142.0 million is remote. As of December 28, 2002, the Company has reimbursed $3.5 million to Quantum Corporation leaving a balance of $138.5 million on the original indemnity.

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

      Loss from Discontinued Operations. On August 15, 2002, we announced our decision to shut down the manufacturing and sales of our MaxAttachTM branded network attached storage products (“NSG”). The discontinuance of our NSG operations represents the disposal of a component of an entity as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, our financial statements have been presented to reflect NSG as a discontinued operations for all periods presented. Our liabilities (no remaining assets) have been segregated from continuing operations in the accompanying consolidated balance sheet as of December 28, 2002 and our operating results have been segregated and reported as discontinued operations in the accompanying consolidated statement of operations.

      Operating results of the NSG discontinued operations for years ended December 30, 2000, December 29, 2001 and December 28, 2002 are as follows (in millions):

	Years Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

Revenue from discontinued operations	$14,016	$31,472	$20,384
Loss from discontinued operations	$(40,605)	$(48,219)	$(73,501)

      The increase in loss in 2002 was due to the inclusion of the following charges upon the decision to shut down the NSG operations (in millions):

Personnel related	$13.0
Goodwill and other intangibles write-offs	32.5
Non-cancelable purchase commitments	4.2

Fiscal Year 2001 Compared With Fiscal Year 2000

      Revenue. In fiscal year 2001, we generated revenue of $3,765.5 million compared to $2,690.9 million in fiscal year 2000, an increase of 39.9%. Total shipments in fiscal year 2001 were 45.1 million units compared to 27.0 million units in fiscal year 2000, a 67.0% increase. The increase in revenue primarily reflected the acquisition of Quantum HDD in April 2001. We also successfully introduced several next generation products during fiscal year 2001, which contributed to the overall increase in unit sales. Revenue did not increase at the same rate compared to unit shipments in 2001. This was primarily the result of the continued decline in average selling prices due to pricing pressures in the desktop computer market.

      Revenue on a proforma basis (that is, calculating revenue as if we had acquired Quantum HDD on January 1, 2000) was $4,418.6 million in fiscal year 2001, compared to $5,800.6 million in fiscal year 2000, representing a decline of 23.8% on a proforma basis. Although proforma does not purport to be indicative of what would have occurred, we believe the decline on a proforma basis was primarily due to the overall slowdown in demand for hard disk drives, the continued pricing pressures in the desktop computer market and customers’ efforts to diversify their suppliers in anticipation of our acquisition of Quantum HDD.

      Sales to the top five customers represented 34.1% and 34.5% of revenue in fiscal years 2001 and 2000, respectively. Sales to one customer were 11.3% and 14.2% of revenue in fiscal years 2001 and 2000, respectively. There was the only customer with over 10% of revenue during fiscal years 2001 and 2000.

      Revenue from sales to computer equipment manufacturers represented 55.4% and 70.0% of revenue in fiscal years 2001 and 2000, respectively. This decrease in 2001 was primarily due to increased sales to our distribution channel and retail customers, which represented 44.6% and 30.0% of revenue in fiscal years 2001 and 2000, respectively. Revenue from sales to computer equipment manufacturers increased by 10.8% in fiscal year 2001 from fiscal year 2000, while revenue from sales to distribution channel and retail customers increased by 107.8% in fiscal year 2001 from fiscal year 2000. The significant increase in revenue from sales to the distribution channel is attributable primarily to our Quantum HDD acquisition and to a lesser extent, our continued expansion of sales to the distribution channel.

      Domestic revenue represented 42.0% and 46.1% of total sales in fiscal year 2001 and 2000, respectively. International revenue represented 58.0% and 53.9% of total sales in fiscal year 2001 and 2000, respectively. Our revenue from international sales increased primarily as a result of our stronger presence in Europe’s expanding PC desktop market. Sales to Europe represented 28.7% and 24.0% of total revenue for fiscal years 2001 and 2000, respectively. The increased Europe sales in absolute terms was 67.6% in 2001, compared to 2000. Sales to Asia Pacific increased in absolute dollars by 28.4% from fiscal year 2001 to fiscal year 2000, however, as a percentage of revenue, decreased from 24.3% to 26.5%. We continued building our sales efforts in Europe and Asia Pacific in 2002.

      Cost of Revenue; Gross Profit. Gross profit decreased to $362.5 million in fiscal year 2001 from $373.2 million in fiscal year 2000. Gross profit as a percentage of revenue decreased to 9.6% in fiscal year 2001 from 13.9% in fiscal year 2000. The decrease in gross margin primarily reflected a decrease in average selling price compared to the average unit cost and the acceleration of end-of-life sales. Competitive pricing pressures contributed to the overall decrease in gross margins. Our decline in gross margin was partially offset by our transition to lower cost, higher margin product, increased sales to the distribution channel and well-managed inventory levels. Our cost of goods sold includes depreciation and amortization of property, plant and equipment.

Operating Expenses

      Research and Development Expense. Research and development (“R&D”) expense in fiscal year 2001 was $411.2 million, or 10.9% of revenue, compared to $211.8 million, or 7.9% of revenue, in fiscal year 2000. The increase in R&D expense in fiscal year 2001 was primarily the result of the inclusion of Quantum HDD’s R&D expenses. The increase in R&D expense also reflects the inclusion of MMC’s expenses, our on-going effort to maintain leadership products and our investments to expand our Network Systems Group’s product portfolio.

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

      The following table summarizes the effect of these merger related charges:

	Years Ended

	December 30,	December 29,
	2000	2001

	(In millions)
R&D expense	$211.8	$411.2
Stock compensation expense	—	(2.0)
Amortization related to DSS restricted shares	—	(25.0)
Costs of transitional services and non-recurring merger-related expenses	—	(10.1)

	$211.8	$374.1

      Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expense as a percentage of revenue was 6.2% and 3.7% in fiscal years 2001 and 2000, respectively. The absolute dollar level of SG&A expense increased to $232.0 million in fiscal year 2001 from $99.6 million in fiscal year 2000. The increases in SG&A expense were primarily due to the inclusion of Quantum HDD’s SG&A expenses, MMC’s SG&A expenses and other post-merger related expenses, including costs of transitional services.

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

      The following table summarizes the effect of these merger related charges:

	Years Ended

	December 30,	December 29,
	2000	2001

	(In millions)
SG&A expense	$99.6	$232.0
Stock compensation expense	—	(0.7)
Amortization related to DSS restricted shares	—	(8.9)
Costs of transitional services and non-recurring merger-related expenses	—	(69.8)

	$99.6	$152.6

Stock Compensation

      On April 2, 2001, as part of the acquisition of Quantum HDD, we assumed the following options and restricted stock:

•	All Quantum HDD options and Quantum HDD restricted stock held by employees who accepted our offers of employment, or “transferred employees,” whether or not options or restricted stock had vested;

•	Vested Quantum HDD options and vested Quantum HDD restricted stock held by Quantum Corporation (“Quantum”) employees whose employment was terminated prior to the separation, or “former service providers”; and

•	Vested Quantum HDD restricted stock held by any other individual.

      In addition, we assumed vested Quantum HDD options held by Quantum employees who continued to provide services during a transitional period, or “transitional employees.” We assumed the outstanding options to purchase Quantum HDD common stock held by transferred employees and vested options to purchase Quantum HDD common stock held by former Quantum employees, consultants and transition employees and these options converted into options to purchase Maxtor common stock based on an exchange ratio of 1.52 shares of Maxtor common stock for each share of Quantum HDD common stock. Vested and unvested options for Quantum HDD common stock assumed in the merger represented options for 7,650,965 shares and 4,655,236 shares of Maxtor common stock, respectively.

      Included in cost of revenue, SG&A expense and R&D expense are charges for amortization of stock compensation resulting from both Maxtor options and options we issued to Quantum employees who joined Maxtor in connection with the merger on April 2, 2001. Stock compensation charges were as follows:

	Years Ended

	December 30,	December 29,
	2000	2001

	(In millions)
Cost of revenue	$0.2	$0.5
Research and development	1.3	2.9
Selling, general and administrative	2.6	2.7

Total stock compensation expense	$4.1	$6.1

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

	Years Ended

	December 30,	December 29,
	2000	2001

	(In millions)
Cost of revenue	$—	$3.0
Research and development	—	25.0
Selling, general and administrative	—	8.9

Total amortization related to DSS restricted shares	$—	$36.9

      Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets represents the amortization of goodwill, workforce, customer list and other current products and technology, arising from our acquisitions of Quantum HDD in April 2001 and MMC in September 2001. In accordance with SFAS 142, we have not amortized any goodwill associated with the MMC acquisition. Upon adoption of SFAS 142, effective December 30, 2001, we have discontinued amortizing our goodwill and acquired assembled workforce associated with Quantum HDD. Amortization of goodwill and other intangible assets amounted to $207.8 million and $0 million in fiscal years 2001 and 2000, respectively.

      Purchased In-process Research and Development (“IPR&D”). During fiscal year 2001, we expensed IPR&D costs of $94.7 million as a result of our acquisition of Quantum HDD. Additionally, in connection with the acquisition of MMC in September 2001, we expensed IPR&D costs of $0.5 million. We expensed these amounts because the acquired technology had not yet reached technological feasibility and had no future alternative uses. For additional information regarding the Quantum HDD and MMC acquisitions and the costs associated with purchased in-processed research and development, see note 7 of the Notes to Consolidated Financial Statements.

      Interest Expense. Interest expense was $25.2 million and $13.7 million in fiscal years 2001 and 2000, respectively, or an increase of 83.5%. The increase was primarily due to the debt we assumed in conjunction with the acquisitions of MMC and Quantum HDD and our obligation to reimburse Quantum Corporation for interest due on the Quantum HDD pro rata portion of Quantum’s convertible subordinated notes in connection with the acquisition of Quantum HDD.

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

      Gain (Loss) on Sale of Investments. During fiscal year 2001, in accordance with our investment policy, we recorded a $7.4 million loss on an investment, primarily due to a $6.7 million write-off of a Quantum HDD acquired investment in a high-tech start-up company and a net loss of $1.3 million impairment charge in other fixed income portfolio investments. During fiscal year 2000, we sold our investment in Headway Technologies, Inc., resulting in a gain on sale of investment of $1.8 million.

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

      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s merger with Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the split-off, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We must also indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods before the split-off, limited in the aggregate to $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross-up payment. As of December 29, 2001, $138.5 million remained on the original indemnity. Management determined that, based on the facts available at the time, likelihood that the payment would exceed $142.0 million was remote.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

      At December 28, 2002, we had $306.5 million in cash and cash equivalents, $56.7 million in restricted cash and $87.5 million in marketable securities, for a combined total of $450.7 million. In comparison, at December 29, 2001 we had $380.0 million in cash and cash equivalents, $98.6 million in restricted cash and $167.2 million in marketable securities, for a combined total of $645.8 million. The restricted cash balance was pledged as collateral for certain stand-by letters of credit issued by commercial banks. We have a net deferred tax liability amounting to $196.5 million, which could become payable upon repatriation of the earnings invested abroad.

      The decrease in working capital was due to investments in property, plant and equipment, losses from operations and satisfaction of principal payments due under our long-term debt obligations. Operating activities from continuing operations provided cash of $2.8 million in the twelve months ended December 28, 2002. Sources of cash from operating activities reflect our net loss from continuing operations of $260.6 million offset by non-cash adjustments for depreciation and amortization of $155.8 million, amortization of other intangible assets of $82.2 million, amortization of deferred compensation related to the Quantum HDD acquisition of $4.1 million, stock compensation expense of $5.6 million, a restructuring charge of $9.5 million related to the closure of one of our facilities, offset by $1.6 million of other non-cash items. Sources of cash from operating activities also include a decrease in accounts receivable of $17.4 million due to the decline in revenues of the fourth fiscal quarter of 2002 compared to the fourth fiscal quarter of 2001, a decrease in inventory of $5.6 million due primarily to improved inventory management, a decrease in prepaid expenses and other assets of $10.1 million primarily due to a reduction in prepaid assets of $8.0 million, an increase in accounts payable of $45.3 million primarily due to longer payment terms with our vendors. This was offset by a decrease in accrued expenses and other liabilities of $70.7 million, due to a change in the accrued warranty balance of $34.9 million primarily resulting from the satisfaction of warranty obligations, offset by accruals for warranties issued during the year, a reduction in the balance of accrued expenses of $13.2 million, a reduction in other long-term liabilities of $12.4 million, and $10.2 million in income taxes payable and satisfaction of other liabilities.

      Cash used in investing activities was $17.5 million for the twelve months ended December 28, 2002, reflecting investments in property, plant and equipment of $139.1 million, of which approximately 75% was used to support production, 20% used to support product development and 5% used for infrastructure, which was offset by the sale (net of purchases) of marketable securities of $79.4 million and a decrease in restricted cash of $41.9 million due to the reduction of cash secured letters of credit during the third quarter. We expect that our investments in property, plant and equipment in 2003 will range between $150 million and $175 million, primarily to fund our manufacturing operations and product development.

      Cash used in financing activities was $27.1 million for the twelve months ended December 28, 2002, primarily due to the repayment of debt and lease obligations of $49.6 million, offset by proceeds of $22.5 million issuance of common stock through the Company’s employee stock purchase plan and stock option exercises.

Certain Financing Activities

      Future payments due under debt and lease obligations as of December 28, 2002 are reflected in the following table (in thousands):

		Economic	Pro rata Portion of
		Development	Quantum			Principal Facilities
	5.75%	Board of	Corporation’s 7%		Equipment	and Machinery &
	Subordinated	Singapore	Subordinated		Loans and	Equipment Under
	Debentures	Loan due	Convertible Notes		Capital	Operating Lease
	due 2012(1)	March 2004(2)	due 2004(3)	Mortgages(4)	Leases(5)	Arrangements	Total

Fiscal Year Ending
2003	$5,000	$6,606	$—	$1,445	$27,991	$34,119	$75,161
2004	5,000	3,303	95,833	1,583	13,167	29,036	147,922
2005	5,000	—	—	1,734	4,414	26,406	37,554
2006	5,000	—	—	30,847	35	24,348	60,230
2007	5,000	—	—	—	—	23,969	28,969
Thereafter	35,427	—	—	—	—	134,778	170,205

Total	$60,427	$9,909	$95,833	$35,609	$45,607	$272,656	$520,041

(1)	In the fiscal years beginning in 2003 through 2012, we will make interest payments of $26.6 million.

(2)	In the fiscal years 2003 and 2004, we will make interest payments of $0.3 million.

(3)	In fiscal years 2003 and 2004, we will make interest payments of $10.6 million.

(4)	In the fiscal years beginning 2003 through 2006, we will make interest payments of $11.5 million.

(5)	In the fiscal years 2003 through 2006, we will make interest payments of $1.4 million.

      In July 1998, we entered into an accounts receivable securitization program (the “Program”) with a group of commercial banks (the “Banks”). On November 15, 2001, we amended and restated the Program, extending the Program for another three years and increasing the available size of the Program from $200 million to $300 million. On December 30, 2002, following the close of fiscal 2002, we terminated the Program.

      Under the Program, the Company sold U.S. and Canadian accounts receivable in securitization transactions and retains a subordinated interest and servicing rights to those receivables. The eligible receivables, net of estimated credit losses, were sold to third party conduits through a wholly owned bankruptcy-remote entity, Maxtor Receivables Corporation (“MRC”) that is consolidated for financial reporting purposes.

      The investors in the securitized receivables had no recourse to the Company’s assets as a result of debtor’s defaults except for the retained interests in the securitized accounts receivable. The third party conduits typically issued securities that are structured into several classes with senior classes having priority of payment over subordinated classes. The Company retained the portion of the sold receivables that is in excess of the minimum receivables level required to support the securities issued by the third party conduits, referred to as “retained.” The carrying amount of the Company’s retained interest, which approximated fair value because of the short-term nature of receivables, was recorded in accounts receivable. We serviced the sold receivables and charged the third party conduits a monthly servicing fee at market rates; accordingly, no servicing asset or liability was recorded.

      As of December 28, 2002 and December 29, 2001, the outstanding balance of securitized accounts receivable held by the third party conduits totaled $140.3 million and $124.3 million, respectively, of which the Company’s subordinated retained interest was $95.3 million and $79.1 million, respectively. Accordingly, $45.0 million and $45.2 million of accounts receivable balances, net of applicable allowances, were removed from the consolidated balance sheets at December 28, 2002 and December 29, 2001, respectively.

      Under this Program we were subject to a minimum tangible net worth test and a requirement to maintain a specified minimum unrestricted cash balance. During 2002, we revised the tangible net worth test in order to remain in compliance. On December 30, 2002 we elected to terminate the Program.

      We are in discussions with financial institutions to establish a new program. There can be no assurance that we will be able to negotiate acceptable terms or receive commitments from financial institutions. If we are not able to establish a new financing program, however, we do not believe that the lack of such a program will have a material adverse effect on our liquidity.

      We believe the existing cash and cash equivalents, short term investment and capital resources, together with cash generated from operations and available borrowing capacity will be sufficient to fund our operations through at least the next twelve months. We have improved our cost structure by consolidating desktop manufacturing in Singapore and reducing our operating expenses, actions which we believe will result in improved profitability and an improved working capital position during 2003. We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and to invest in property, plant and equipment. During 2003, capital expenditures are expected to range between $150 million and $175 million, primarily used to finance expansion of our manufacturing operations in Singapore and development of a new facility in China, and product development. We intend to seek financing arrangements to fund our future capacity expansion and working capital, as necessary. However, our ability to generate cash will depend on, among other things, demand in the desktop hard disk drive market and pricing conditions. If we need additional capital, there can be no assurance that such additional financing can be obtained, or, if obtained, that it will be available on satisfactory terms.

New Accounting Standards

      In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Company has adopted this statement, which is effective for exit or disposal activities that are initiated after December 31, 2002.

      In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro-forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation expands on the accounting guidance of FAS 5, Accounting for Contingencies, FAS 57, Related Party Disclosures, and FAS 107, Disclosures about Fair Value of Financial Instruments, and incorporates without change the provisions of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 will be effective to the Company on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently evaluating the impact of this statement on its results of operations and financial position. The Company has adopted the disclosure requirements in this Interpretation, which are effective for financial statements of periods ending after December 15, 2002.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Under that interpretation, certain entities known as “Variable Interest Entities” (“VIE”) must be consolidated by the “primary beneficiary” of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE’s in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation will be effective for the Company’s 2003 financial statements. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

      In November 2002, the EITF reached a consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 is effective for revenue agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. The Company is currently evaluating the impact of EITF 00-21 on its financial position, results of operations and cash flows.

SUPPLEMENTAL FINANCIAL INFORMATION

Unaudited Quarterly Results of Operations

	Three Months Ended

	March 31,	June 30,	September 29,	December 29,	March 30,	June 29,	September 28,	December 28,
	2001	2001	2001	2001	2002	2002	2002	2002

	(In thousands, except share and per share amounts)
Revenue	$626,563	$1,032,612	$1,035,193	$1,071,191	$1,036,100	$885,350	$819,716	$1,038,348
Gross profit	87,778	75,823	79,629	119,278	113,766	59,390	57,529	166,730
Income (loss) from continuing operations	12,843	(308,574)	(153,177)	(149,271)	(55,377)	(103,303)	(105,470)	3,584
Loss from discontinued operations	(11,504)	(11,194)	(12,550)	(12,971)	(9,661)	(5,699)	(58,141)	—

Net income (loss)	$1,339	$(319,768)	$(165,727)	$(162,242)	$(65,038)	$(109,002)	$(163,611)	$3,584

Net income (loss) per share — basic
Continuing operations	$0.11	$(1.30)	$(0.64)	$(0.63)	$(0.23)	$(0.43)	$(0.44)	$0.01
Discontinued operations	(0.10)	(0.05)	(0.05)	(0.06)	(0.04)	(0.03)	(0.24)	—

Total	$0.01	$(1.35)	$(0.69)	$(0.69)	$(0.27)	$(0.46)	$(0.68)	$0.01

Net income (loss) per share — diluted
Continuing operations	$0.11	$(1.30)	$(0.64)	$(0.63)	$(0.23)	$(0.43)	$(0.44)	$0.01
Discontinued operations	(0.10)	(0.05)	(0.05)	(0.06)	(0.04)	(0.03)	(0.24)	—

Total	$0.01	$(1.35)	$(0.69)	$(0.69)	$(0.27)	$(0.46)	$(0.68)	$0.01

Shares used in per share calculation:
Basic	114,865,211	236,680,543	238,629,903	235,980,815	236,956,653	238,803,423	240,177,574	241,344,157
Diluted	118,901,084	236,680,543	238,629,903	235,980,815	236,956,653	238,803,423	240,177,574	243,166,368

      The unaudited quarterly results of operations reflect NSG as discontinued operations for all periods presented.

CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

We have a history of losses and may not achieve profitability.

      We have a history of significant losses and may not achieve profitability. In the last five fiscal years, we were profitable in only fiscal years 1998 and 2000. In the year ended December 28, 2002, our net loss was $334.1 million, which included $82.2 million for the amortization of intangible assets, charges of $7.0 million for stock-based compensation related to our acquisition of the Quantum HDD business, severance charges of $12.3 million, restructuring charges related to facilities closures of $9.5 million and losses of $73.5 million related to the discontinuation of our network attached storage business in the quarter ended September 28, 2002. We have an accumulated deficit of $1,740.6 million.

The decline of average selling prices in the hard disk drive industry could cause our operating results to suffer and make it difficult for us to achieve profitability.

      It is very difficult to achieve and maintain profitability and revenue growth in the hard disk drive industry because the average selling price of a hard disk drive rapidly declines over its commercial life as a result of technological enhancement, productivity improvement and increase in the industry supply. End-user demand for the computer systems that contain our hard disk drives has historically been subject to rapid and unpredictable fluctuations. In addition, intense price competition among personal computer manufacturers and Intel-based server manufacturers may cause the price of hard disk drives to decline. As a result, the hard disk drive market tends to experience periods of excess capacity and intense price competition. Competitors’ attempts to liquidate excess inventories, restructure, or gain market share also tend to cause average selling prices to decline. This excess capacity and intense price competition caused us in the first three quarters of fiscal 2002, and will likely continue to cause us in future quarters, to lower prices, which has the effect of reducing margins, causing operating results to suffer and making it difficult for us to achieve or maintain profitability. If we are unable to lower the cost of our hard disk drives to be consistent with the decline of average selling prices, we will not be able to compete effectively and our operating results will suffer.

Intense competition in the hard disk drive segment could reduce the demand for our products or the prices of our products, which could adversely affect our operating results.

      The desktop computer market segment and the overall hard disk drive market are intensely competitive even during periods when demand is stable. We compete primarily with manufacturers of 3.5 inch hard disk drives, including Fujitsu, Hitachi, IBM, Samsung, Seagate Technology, and Western Digital. Hitachi and IBM have recently completed the merger of their hard disk drive businesses into a single joint venture, Hitachi Global Storage Technologies. Many of our competitors historically have had a number of significant advantages, including larger market shares, a broader array of product lines, preferred vendor status with customers, extensive name recognition and marketing power, and significantly greater financial, technical and manufacturing resources. Some of our competitors make many of their own components, which may provide them with benefits including lower costs. Our competitors may also:

•	consolidate or establish strategic relationships among themselves to lower their product costs or to otherwise compete more effectively against us;

•	lower their product prices to gain market share;

•	bundle their products with other products to increase demand for their products;

•	develop new technology which would significantly reduce the cost of their products; or

•	offer more products than we do and therefore enter into agreements with customers to supply hard disk drives as part of a larger supply agreement.

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

      Our quarterly operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our future performance will depend on many factors, including:

•	the average selling price of our products;

•	fluctuations in the demand for our products as a result of the seasonal nature of the desktop computer industry and the markets for our customers’ products, as well as the overall economic environment;

•	market acceptance of our products;

•	our ability to qualify our products successfully with our customers;

•	changes in purchases from period-to-period by our primary customers, including actions by our customers canceling, rescheduling or deferring orders;

•	changes in product and customer mix;

•	actions by our competitors, including announcements of new products or technological innovations;

•	our ability to execute future development and production ramps effectively;

•	the availability, and efficient use, of manufacturing capacity;

•	our inability to reduce a significant portion of our fixed costs due, in part, to our ongoing capital expenditure requirements; and

•	our ability to procure and purchase critical components at competitive prices.

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

If we fail to qualify as a supplier to computer manufacturers or their subcontractors for a future generation of hard disk drives, then these manufacturers or subcontractors may not purchase any units of an entire product line, which will have a significant adverse impact on our sales.

      Most of our products are sold to desktop computer and Intel-based server manufacturers or to their subcontractors. These manufacturers select or qualify their hard disk drive suppliers, either directly or through their subcontractors, based on quality, storage capacity, performance and price. Manufacturers typically seek to qualify two or more suppliers for each hard disk drive product generation. To qualify consistently, and thus succeed in the desktop and Intel-based server hard disk drive industry, we must consistently be among the first-to-market introduction and first-to-volume production at leading storage capacity per disk, offering competitive prices and high quality. Once a manufacturer or subcontractor has chosen its hard disk drive suppliers for a given desktop computer or Intel-based server product, it often will purchase hard disk drives from those suppliers for the commercial lifetime of that product line. If we miss a qualification opportunity, we may not have another opportunity to do business with that manufacturer or subcontractor until it introduces its next generation of products. The effect of missing a product qualification opportunity is magnified by the limited number of high-volume manufacturers of personal computers and Intel-based servers. If we do not reach the market or deliver volume production in a timely manner, we may lose opportunities to qualify our products and may need to deliver lower margin, older products than required in order to meet our customers’ demands. In such case, our business, financial condition and operating results would be adversely affected.

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

      We sell most of our products to a limited number of customers. For the fiscal year ended December 28, 2002, one customer, Dell Computer Corporation, accounted for approximately 11.5% of our total revenue, and our top five customers accounted for approximately 31.8% of our revenue. We expect that a relatively small number of customers will continue to account for a significant portion of our revenue, and the proportion of our revenue from these customers could continue to increase in the future. These customers have a wide variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product for a given customer, the customer generally will not be obligated to purchase any minimum volume of product from us and generally will be able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our business, financial condition and operating results could suffer. Mergers, acquisitions, consolidations or other significant transactions involving our significant customers may adversely affect our business and operating results.

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

      To remain a significant supplier of hard disk drives to major manufacturers of personal computers and Intel-based servers, we will need to offer a broad range of hard disk drive products to our customers. Although almost all of our current products are designed for the desktop computer and the Intel-based server markets, demand in these segments may shift to products we do not offer or volume demand may shift to other segments. Such segments may include laptop computers or handheld consumer products which none of our products currently serves. Products using alternative technologies, such as optical storage, semiconductor memory and other storage technologies, may also compete with our hard disk drive products. While we continually develop new products, the success of our new product introductions is dependent on a number of factors, including market acceptance, our ability to manage the risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand, and the risk that our new products will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. We will need to successfully develop and manufacture new products that address additional hard disk drive market segments or competitors’ technology or feature development to remain competitive in the hard disk drive industry. We cannot assure you that we will successfully or timely develop or market any new hard disk drives in response to technological changes or evolving industry standards. We also cannot assure you that we will avoid technical or other difficulties that could delay or prevent the successful development, introduction or marketing of new hard disk drives. Any failure to successfully develop and introduce new products for our existing customers or to address additional market segments could result in loss of customer business or require us to deliver product not targeted effectively to customer requirements, which in turn could adversely affect our business, financial condition and operating results.

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

      Unlike some of our competitors, we do not manufacture any of the parts used in our products, other than media as a result of our acquisition of MMC. Instead, our products incorporate parts and components designed by and purchased from third party suppliers. Both we and MKE depend on a limited number of qualified suppliers for components and subassemblies, including recording heads, media and integrated circuits. Currently, we purchase recording heads from three sources, digital signal processor/controllers from one source and spin/servo integrated circuits from two sources. Although our acquisition of our primary media supplier, MMC, has reduced our dependence on outside suppliers for this component, MMC cannot supply all of our media needs, and therefore we are still required to purchase media from two outside sources. As we have experienced in the past, some required parts may be periodically in short supply. As a result, we will have to allow for significant ordering lead times for some components. In addition, we may have to pay significant cancellation charges to suppliers if we cancel orders for components because we reduce production due to market oversupply, reduced demand, transition to new products or technologies or for other reasons. We order the majority of our components on a purchase order basis and we have limited long-term volume purchase agreements with only some of our existing suppliers. In the event that these suppliers cannot qualify to new leading-edge technology specifications, our ramp up of production for the new products will be delayed, and our business, operating results and financial condition will be adversely affected.

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

      Our Maxtor-owned facilities in Singapore and our relationship with MKE for the manufacture of 10,000 RPM hard disk drives for the enterprise market are currently our only sources of production for our hard disk drive products. MKE manufactures a substantial portion of our enterprise hard disk drives pursuant to a master agreement and a purchase agreement that has been extended through March 31, 2004. If, for any reason, we are unable in some quarters to make purchases in adequate volumes or on terms advantageous to us, our revenue may be lower or our costs may be higher than projected and our operating results would suffer.

      We negotiate pricing arrangements with MKE on a quarterly basis. Any failure to reach an agreement on competitive pricing arrangements would also negatively impact our operating results.

      If, at the time of termination of our current agreement with MKE we are unable to extend further the agreement on mutually acceptable terms for the manufacture of enterprise hard disk drives, we will need to arrange for alternative manufacturing capacity for our enterprise products. If we fail to make such arrangements in a timely manner, in adequate volumes or on acceptable terms, our revenue might be lower than projected and our business, financial condition and operating results would suffer. In addition, we will need to acquire additional manufacturing capacity in the future. Our inability to add capacity to allow us to meet customers’ demands in a timely manner may limit our future growth and could harm our business, financial condition and operating results. We have begun construction of a manufacturing facility in China that will provide us with a low-cost facility to accommodate anticipated future growth. We anticipate that the facility will become operational in the second half of 2004. We have arranged financing for the facility and expect documentation to be finalized in the next few weeks. A failure to obtain financing on terms acceptable to us could delay the time at which the facility could come on-line, which could in turn result in harm to our business, financial condition and operating results.

      In addition, our entire volume manufacturing operations are based in Singapore. Our MKE manufactured server products are manufactured in Japan. A flood, earthquake, political instability, act of terrorism or other disaster or condition in Singapore or Japan that adversely affects our facilities or ability to manufacture our hard disk drive products could significantly harm our business, financial condition and operating results.

We are subject to risks related to product defects, which could subject us to warranty claims in excess of our warranty provision or which are greater than anticipated due to the unenforceability of liability limitations.

      Our products may contain defects. We generally warrant our products for one to five years and prior to the acquisition, Quantum HDD generally warranted its products for one to five years. We assumed Quantum HDD’s warranty obligations as a result of the acquisition. The standard warranties used by us and Quantum HDD contain limits on damages and exclusions of liability for consequential damages and for negligent or improper use of the products. We generally establish and, prior to the acquisition, Quantum HDD established, a warranty provision at the time of product shipment in an amount equal to estimated warranty expenses. We determined that there were issues with certain Quantum HDD products that we acquired in the acquisition, and which are no longer being manufactured. We have established a warranty provision for these products and have increased goodwill associated with the acquisition to reflect pre-acquisition contingencies related to these issues. We may incur additional operating expenses if these steps do not reflect the actual cost of resolving such issues; and if these expenses are significant, our business, financial condition and results of operations will suffer.

We have asserted claims against Quantum, and Quantum has asserted claims against us, for payment under agreements entered into in connection with our acquisition of the Quantum HDD business. In the event these claims are not resolved favorably in the aggregate, our business, financial condition and operating results could be harmed.

      We have asserted multiple claims against Quantum, and Quantum has asserted multiple claims against us, for payment under agreements entered into in connection with our acquisition of the Quantum HDD business, including a tax sharing and indemnity agreement, which provides for the allocation of certain liabilities related to taxes. We disagree with Quantum about the amounts owed by each party under the agreements and we are in negotiations with Quantum to resolve the claims. The parties have commenced dispute resolution procedures under the tax sharing and indemnity agreement. Although we believe that we will be successful in asserting or defending these claims, an unfavorable resolution of such claims in the aggregate could harm our business, financial condition and operating results.

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

      In February 2002, Papst and MKE entered into an agreement to settle Papst’s pending patent infringement claims against MKE. That agreement includes a license of certain Papst patents to MKE which might provide Quantum, and thus us, with additional defenses to Papst’s patent infringement claims.

      On April 15, 2002, the Judicial Panel on Multidistrict Litigation ordered a separation of claims and remand to the District of Columbia of certain claims between Papst and another party involved in the MDL Proceeding. By order entered June 4, 2002, the court stayed the MDL Proceeding pending resolution by the District of Columbia court of the remanded claims. These separated claims relating to the other party are currently proceeding in the District Court for the District of Columbia.

      The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, we cannot assure you we will be able to successfully defend ourselves against this or any other Papst lawsuit. Because the Papst complaints assert claims to an unspecified dollar amount of damages, and because we were at an early stage of discovery when the litigation was stayed, we are unable to determine the possible loss, if any, that we may incur as a result of an adverse judgment or a negotiated settlement. A favorable outcome for Papst in these lawsuits could result in the issuance of an injunction against us and our products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, we also could be required to pay treble damages and Papst’s attorney’s fees. The litigation could result in significant diversion of time by our technical personnel, as well as substantial expenditures for future legal fees. Accordingly, although we cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome favorable to Papst could have a material adverse effect on our business, financial condition and operating results. Management believes that it has valid defenses to the claims of Papst and is defending this matter vigorously.

We face risks from our substantial international operations and sales.

      We conduct most of our manufacturing and testing operations and purchase a substantial portion of our key parts outside the United States. In particular, manufacturing operations for our products are concentrated in Singapore, where our principal manufacturing operations are located, and in Japan, where MKE’s manufacturing operations are located. Such concentration of operations in Singapore and Japan will likely magnify the effects on us of any disruptions or disasters relating to Singapore and Japan. In addition, we also sell a significant portion of our products to foreign distributors and retailers. As a result, we will be dependent on revenue from international sales. Inherent risks relating to our overseas operations include:

•	difficulties with staffing and managing international operations;

•	transportation and supply chain disruptions as a result of terrorist activity, acts of war or hostility;

•	economic slowdown and/or downturn in the foreign markets;

•	international currency fluctuations;

•	political and economic uncertainty caused by terrorism or acts of war or hostility;

•	legislative and regulatory responses to terrorist activity such as increased restrictions on cross-border movement of products and technology;

•	general strikes or other disruptions in working conditions;

•	labor shortages;

•	political instability;

•	trade restrictions;

•	changes in tariffs;

•	generally longer periods to collect receivables;

•	unexpected legislative or regulatory requirements;

•	reduced protection for intellectual property rights in some countries;

•	significant unexpected duties or taxes or other adverse tax consequences;

•	difficulty in obtaining export licenses and other trade barriers;

•	seasonality;

•	increased transportation/shipping costs; and

•	credit and access to capital issues faced by our international customers.

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

      Because of the chemicals we use in our manufacturing and research operations, we are subject to a wide range of environmental protection regulations in the United States and Singapore. While we do not believe our operations to date have been harmed as a result of such laws, future regulations may increase our expenses and harm our business, financial condition and results of operations. Even if we are in compliance in all material respects with all present environmental regulations, in the United States environmental regulations often require parties to fund remedial action regardless of fault. As a consequence, it is often difficult to estimate the future impact of environmental matters, including potential liabilities. Moreover, we may be subject to liability in connection with our acquisition of the Quantum HDD and MMC businesses to the extent that contamination requiring remediation at our expense is present on properties currently or formerly occupied by those businesses, or those businesses sent wastes to sites at which remediation is required. If we have to make significant capital expenditures or pay significant expense in connection with future remedial actions or to continue to comply with applicable environmental laws, our business, financial condition and operating results could suffer.

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

Investments

      We maintain an investment portfolio of various holdings, types and maturities. These marketable securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Part of this portfolio includes investments in bank issues, corporate bonds and commercial papers. For additional information regarding our impairment policy, see note 1 of the Notes to Consolidated Financial Statements.

      The following table presents the hypothetical changes in fair values in the financial instruments held at December 28, 2002 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The hypothetical changes assume immediate shifts in the U.S. Treasury yield curve of plus or minus 50 basis points (“bps”), 100 bps, and 150 bps.

				Fair Value
				as of
				December 28,
				2002
	+150 bps	+100 bps	+50 bps	($000)	-50 bps	-100 bps	-150 bps

Financial Instruments	$86,257	$86,670	$87,086	$87,507	$87,931	$88,357	$88,766
% Change	(1.43)%	(0.96)%	(0.48)%		0.48%	0.97%	1.44%

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

				Fair Value
				as of
	Valuation of Security			December 28,	Valuation of Security
	Given X% Decrease in the			2002	Given X% Increase in the
	Security Price			($000)	Security Price

Corporate equity investments	$3,295	$4,942	$5,601	$6,589	$7,577	$8,236	$9,884
% Change	(50)%	(25)%	(15)%		15%	25%	50%

Item 8.	Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Maxtor Corporation
Consolidated Balance Sheets — December 29, 2001 and December 28, 2002	52
Consolidated Statements of Operations — Fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002	53
Consolidated Statements of Stockholders’ Equity — Fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002	54
Consolidated Statements of Cash Flows — Fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002	55
Notes to Consolidated Financial Statements	56
Report of Independent Accountants	93
Financial Statement Schedules:
The following consolidated financial statement schedule of Maxtor Corporation is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Maxtor Corporation:

Schedule II Valuation and Qualifying Accounts	97

Schedules not listed above have been omitted since they are not applicable or are not required or the information required to be set therein is included in the Consolidated Financial Statements or notes thereto.

MAXTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 29,	December 28,
	2001	2002

	(In thousands, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$379,927	$306,444
Restricted cash	98,629	56,747
Marketable securities	167,217	87,507
Accounts receivable, net of allowance of doubtful accounts of $21,638 at December 29, 2001 and $18,320 at December 28, 2002	379,918	363,664
Inventories	185,556	175,545
Prepaid expenses and other	45,606	33,438

Total current assets	1,256,853	1,023,345
Property, plant and equipment, net	366,786	364,842
Goodwill	814,863	813,951
Other intangible assets, net	262,552	146,898
Other assets	14,410	11,798

Total assets	$2,715,464	$2,360,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$44,160	$41,042
Accounts payable	593,263	642,206
Accrued and other liabilities	532,358	471,750
Liabilities of discontinued operations	—	11,646

Total current liabilities	1,169,781	1,166,644
Deferred taxes	196,455	196,455
Long-term debt, net of current portion	244,458	206,343
Other liabilities	204,587	199,071

Total liabilities	1,815,281	1,768,513
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 241,977,795 shares issued and 236,977,795 shares outstanding at December 29, 2001 and 247,507,244 shares issued and 242,507,244 shares outstanding at December 28, 2002	2,420	2,475
Additional paid-in capital	2,323,885	2,349,253
Deferred stock-based compensation	(3,809)	(1,193)
Accumulated deficit	(1,406,524)	(1,740,591)
Cumulative other comprehensive income	4,211	2,377
Treasury stock (5,000,000 shares in 2001 and 2002, respectively) at cost	(20,000)	(20,000)

Total stockholders’ equity	900,183	592,321

Total liabilities and stockholders’ equity	$2,715,464	$2,360,834

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

	(In thousands, except share and per share amounts)
Net revenues	$2,690,843	$3,765,559	$3,779,514
Cost of revenues	2,317,660	3,403,051	3,382,099

Gross profit	373,183	362,508	397,415
Operating expenses:
Research and development	211,831	411,189	401,014
Selling, general and administrative	99,627	232,028	148,486
Amortization of goodwill and other intangible assets	—	207,827	82,248
Purchased in-process research and development	—	95,190	—
Restructuring charge	—	—	9,495

Total operating expenses	311,458	946,234	641,243

Income (loss) from operations	61,725	(583,726)	(243,828)
Interest expense	(13,752)	(25,190)	(26,945)
Interest and other income	24,287	21,472	10,053
Gain (loss) on sale of investments	1,820	(7,353)	2,329

Income (loss) from continuing operations before income taxes	74,080	(594,797)	(258,391)
Provision for income taxes	1,673	3,382	2,175

Income (loss) from continuing operations	72,407	(598,179)	(260,566)
Loss from discontinued operations	(40,605)	(48,219)	(73,501)

Net income (loss)	$31,802	$(646,398)	$(334,067)

Net income (loss) per share — basic
Continuing operations	$0.64	$(2.89)	$(1.09)
Discontinued operations	$(0.36)	$(0.23)	$(0.31)

Total	$0.28	$(3.12)	$(1.40)

Net income (loss) per share — diluted
Continuing operations	$0.61	$(2.89)	$(1.09)
Discontinued operations	$(0.34)	$(0.23)	$(0.31)

Total	$0.27	$(3.12)	$(1.40)

Shares used in per share calculation
-basic	113,432,679	206,911,952	239,474,179
-diluted	119,115,982	206,911,952	239,474,179

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME
(In thousands, except share amounts)

						Cumulative
	Common Stock		Additional	Deferred		Other		Total
			Paid-in	Stock-based	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income	Stock	Equity

Balance, January 1, 2000	113,428,924	$1,119	$1,043,964	$—	$(791,928)	$2,215	$—	$255,370
Net income	—	—	—	—	31,802	—	—	31,802
Unrealized gain on investments in equity securities	—	—	—	—	—	588	—	588
Issuance of stock under stock option plan and related benefit plans	2,776,346	43	11,763	—	—	—	—	11,806
Stock-based compensation	—	—	4,172	—	—	—	—	4,172

Balance, December 30, 2000	116,205,270	1,162	1,059,899	—	(760,126)	2,803	—	303,738
Net loss	—	—	—	—	(646,398)	—	—	(646,398)
Unrealized gain on investments in equity securities	—	—	—	—	—	1,408	—	1,408
Issuance of stock under stock option plan and related benefit plans	4,742,053	47	21,510	—	—	—	—	21,557
Issuance of stock relating to Quantum HDD acquisition	121,030,472	1,211	1,232,601	—	—	—	—	1,233,812
Deferred compensation relating to Quantum HDD acquisition	—	—	6,785	(6,785)	—	—	—	—
Stock-based compensation	—	—	3,090	2,976	—	—	—	6,066
Treasury shares repurchased at cost	—	—	—	—	—	—	(20,000)	(20,000)

Balance, December 29, 2001	241,977,795	2,420	2,323,885	(3,809)	(1,406,524)	4,211	(20,000)	900,183
Net loss	—	—	—	—	(334,067)	—	—	(334,067)
Unrealized loss on investments in equity securities	—	—	—	—	—	(1,834)	—	(1,834)
Issuance of stock under stock option plan and related benefit plans	5,529,449	55	22,422	—	—	—	—	22,477
Stock-based compensation	—	—	2,946	2,616	—	—	—	5,562

Balance, December 28, 2002	247,507,244	$2,475	$2,349,253	$(1,193)	$(1,740,591)	$2,377	$(20,000)	$592,321

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

	(In thousands)
Cash Flows from Operating Activities:
Net income (loss) from continuing operations	$72,407	$(598,179)	$(260,566)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	82,136	125,610	155,829
Amortization of goodwill and other intangible assets	—	207,827	82,248
Amortization of deferred compensation related to restricted Quantum DSS shares	—	36,901	4,103
Purchased in-process research and development	—	95,190	—
Stock compensation expense	4,172	6,066	5,562
Restructuring charge	—	—	9,495
Loss on sale of property, plant and equipment and other assets	2,144	2,478	2,568
Gain on retirement of bond	—	(1,280)	(2,832)
Loss (gain) on investment	(1,820)	6,667	(1,307)
Change in assets and liabilities:
Accounts receivable	(53,328)	153,927	17,383
Inventories	(2,018)	121,281	5,587
Prepaid expenses and other assets	(21,179)	76,626	10,093
Accounts payable	11,953	(94,046)	45,336
Accrued and other liabilities	58,419	(60,745)	(70,711)

Net cash provided by operating activities from continuing operations	152,886	78,323	2,788
Net cash flow used in discontinued operations	(24,992)	(42,679)	(31,578)

Net cash provided by (used in) operating activities	127,894	35,644	(28,790)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	1,930	289	277
Purchase of property, plant and equipment	(116,442)	(115,067)	(139,080)
Cash acquired from acquisition, net of merger related expenses	—	374,692	—
Restricted cash acquired from acquisition	—	(98,629)	—
Decrease in restricted cash	—	—	41,882
Proceeds from sale of marketable securities	188,389	175,401	171,447
Purchase of marketable securities	(257,773)	(156,265)	(92,063)
Proceeds from sale of investment	1,820	—	—

Net cash provided by (used in) investing activities	(182,076)	180,421	(17,537)

Cash Flows from Financing Activities:
Principal payments of debt including short-term borrowings	(5,036)	(17,765)	(25,595)
Principal payments under capital lease obligations	—	(5,927)	(24,038)
Purchase of treasury stock at cost	—	(20,000)	—
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	12,089	14,326	22,477

Net cash provided by (used in) financing activities	7,053	(29,366)	(27,156)

Net change in cash and cash equivalents	(47,129)	186,699	(73,483)
Cash and cash equivalents at beginning of year	240,357	193,228	379,927

Cash and cash equivalents at end of year	$193,228	$379,927	$306,444

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$14,440	$21,525	$21,839
Income taxes	$875	$936	$5,840
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$2,606	$21,525	$7,058
Retirement of debt in exchange for bond redemption	$5,000	$5,000	$5,000
Change in unrealized loss on investments	$588	$1,408	$(1,834)
Purchase of property, plant and equipment financed by capital lease obligations	$—	$—	$11,232
Value of shares issued in Quantum HDD acquisition	$—	$1,240,597	$—
Net receivables forgiven for MMC Technology Inc. acquisition	$—	$16,001	$—

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

     Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Maxtor Corporation and its wholly-owned subsidiaries (“Maxtor” or the “Company”). All significant inter-company accounts and transactions have been eliminated.

      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31. Accordingly, fiscal year 2002 ended on December 28, 2002, fiscal year 2001 ended on December 29, 2001 and fiscal year 2000 ended on December 30, 2000. Fiscal years 2002, 2001 and 2000 comprised 52 weeks, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

     Business

      Maxtor develops, manufactures and markets hard disk drives for a variety of applications, including desktop computers, high-performance Intel-based servers and consumer electronics. Customers include original equipment manufacturers (“OEM”s), distributors and retailers.

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

      Material differences may result in the amount and timing of the Company’s revenue for any period, if the Company’s management made different judgments or utilized different estimates.

      The actual results with regard to warranty expenditures could have a material impact on Maxtor if the actual rate of unit failure or the cost to repair a unit varies significantly from what the Company has used in estimating its warranty expense accrual.

      Given the volatility of the market for disk drives and for the Company’s products, the Company makes adjustments to the value of inventories based on estimates of potentially excess and obsolete inventories and negative margin products after considering forecasted demand and forecasted average selling prices. However, forecasts are always subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from such anticipated demand and such differences may have a material impact on the financial statements.

      The actual results with regard to the useful lives of property, plant and equipment may vary from their estimated useful lives, which could have a material impact on the Company’s results of operations.

     Certain Risks and Concentrations

      The Company’s revenues are derived from the sale of its hard disk drive products. The markets in which the Company competes are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. The Company has historically derived substantially all of its net revenues from the hard disk drive products. As a result of this revenue concentration, the Company’s business could be harmed by a decline in demand for, or in the prices of, these products as a result of, among other factors, any change in pricing model, a maturation in the markets for these products, increased price competition or a failure by the Company to keep up with technological change.

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company sells a significant amount of its products through intermediaries such as distributors. Revenue from sales to distributors represented 47.6% of total revenues in the year ended December 28, 2002. The Company’s distributor agreements may be terminated by either party without cause. If one of the Company’s significant distributors terminates its distribution agreement, the Company could experience a significant interruption in the distribution of its products.

      The Company’s distributors may sell other vendor’s products that are complementary to, or compete with, its products. While the Company encourages its distributors to focus on the Company’s products through market and support programs, these distributors may give greater priority to products of other suppliers, including competitors.

      Financial instruments which potentially subject Maxtor to concentrations of credit risk consist primarily of accounts receivable, cash equivalents, restricted cash and marketable securities. The Company has cash equivalents and marketable securities policies that limit the amount of credit exposure to any one financial institution and restricts placement of these funds to financial institutions evaluated as highly credit-worthy. Maxtor’s products are sold worldwide to OEMs, distributors, and retailers. Concentration of credit risk with respect to the Company’s trade receivables is limited by an ongoing credit evaluation process and the geographical dispersion of sales transactions. Therefore, collateral is generally not required from the Company’s customers. The allowance for doubtful accounts is based upon the expected collectibility of all accounts receivable. As of December 28, 2002, the Company had no customer who accounted for more than 10% of the outstanding trade receivables. If the customers fail to perform their obligations to us, such failures would have adverse effects upon Maxtor’s financial position, results of operations, cash flows and liquidity.

      The Company purchases a majority of its server hard disk drive finished goods from Matsushita Kotobuki Electronics, Ltd. (“MKE”). If MKE were unable to produce according to the Company’s product delivery schedules, the Company’s operating results could be adversely affected.

      For the year ended December 28, 2002, the Company incurred a loss from operations of $243.8 million. As of December 28, 2002, the Company had an accumulated deficit of $1,740.6 million. The Company operates in a highly competitive market characterized by rapidly changing technology. The Company intends to incur significant expenses to continue to develop and promote new products as well as to support existing product sales. Failure to generate sufficient revenues from new and existing products may require the Company to delay, scale back or eliminate certain research and development or marketing programs.

      The Company believes that cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet its needs for operations and working capital requirements for the next twelve months through December 27, 2003. To the extent that the Company does not generate sufficient revenues from new and existing products or reduce discretionary expenditures and, as a result, cash generated from operations is insufficient to satisfy liquidity requirements, additional cash may be needed to finance operating and investing needs. However, depending on market conditions, any additional financing needed may not be available on acceptable terms, or at all.

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

     Restricted Cash

      The Company’s restricted cash balance was $56.7 million at December 28, 2002. The restricted cash balance was pledged as collateral for certain stand-by letters of credit issued by commercial banks.

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Marketable and Equity Securities

      The Company’s marketable securities comprise U.S. obligations; U.S. government debt agencies; corporate debt securities; bank issues; and mortgage and asset backed securities. These marketable securities are carried at fair value, in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” All marketable securities are held in the Company’s name and are managed primarily under custodial agreements with financial institutions. All of the Company’s marketable securities were classified as available-for-sale. Unrealized gains and losses on these investments are included in other comprehensive income (loss) and disclosed as a separate component of shareholders’ equity. Realized gains and losses on sales of all such investments are reported in results of operations and computed using the specific identification method.

      All equity securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on securities classified as available-for-sale are included in other comprehensive income (loss) and are reported as a separate component of stockholders’ equity. Realized gains and losses on sales of all such investments are included in the results of operations computed using the specific identification cost method.

      The Company’s investments in equity and marketable securities are monitored on a periodic basis for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately-held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information and current market rates, liquidation values, the values of recent rounds of financing, or quoted market prices of comparable public companies. Marketable and equity securities, which are classified as available-for-sale, are summarized as follows, as of December 28, 2002 and December 29, 2001:

		Gross	Gross
	Purchase	Unrealized	Unrealized	Aggregate
	Amortized Cost	Gains	Losses	Fair Value

	(In thousands)
2002
US Government debt securities	$56,050	$618	$—	$56,668
Asset backed securities	10,182	54	—	10,236
Corporate debt securities	12,308	96	—	12,404
Certificate of deposits	8,199	—	—	8,199

Total marketable securities	$86,739	$768	$—	$87,507

Equity securities	$4,980	$1,783	$(174)	$6,589

2001
US Government debt securities	$91,165	$754	$—	$91,919
Asset backed securities	13,280	167	—	13,447
Corporate debt securities	49,424	527	—	49,951
Certificate of deposits	11,899	1	—	11,900

Total marketable securities	$165,768	$1,449	$—	$167,217

Equity securities	$4,980	$1,671	$—	$6,651

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Inventories

      Inventories include material and related manufacturing overhead, and are stated at the lower of cost (computed on a first-in, first-out basis) or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

     Property, Plant and Equipment

      Property, plant and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years, except for buildings, which are depreciated over thirty years. Assets under leasehold improvements are amortized over the shorter of the asset life or the remaining lease term. Upon disposal, the Company removes the asset and accumulated depreciation from its records and recognizes the related gain or loss in results of operations.

      Repair and maintenance expenditures, which are not considered improvements and do not extend the useful life of property, plants and equipment, are expensed as incurred.

     Goodwill and Other Intangible Assets

      Goodwill represents the excess of purchase price and acquisition costs over the fair value of net assets of businesses acquired. Other intangible assets represents existing technology, being amortized over the estimated useful lives ranging from three to five years. The Company evaluates the periods of amortization continually to determine whether later events and circumstances warrant renewed estimates of useful lives.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard included provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. As a result, the Company reclassified its existing acquired assembled workforce balance to goodwill, as it does not meet the separate recognition criterion according to SFAS 142. Commencing in fiscal 2002, the Company adopted SFAS 142.

     Impairment of Long-lived Assets, Including Goodwill and Other Intangibles

      The Company assesses the impairment of its long-lived assets, other identifiable intangibles and related goodwill periodically in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment and Disposal of Long-Lived Assets.” The Company also assesses the impairment of enterprise level goodwill periodically in accordance with the provision of SFAS No. 142 “Goodwill and Other Intangible Assets.”

      SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. An impairment review is performed annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could result in an impairment review include but are not limited to, significant underperformance relative to expected historical or projected future operating results, undiscounted cash flows are less than the carrying value, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and the Company’s market capitalization relative to net book value. The second phase (if necessary), measures the amount of impairment loss by comparing the implied fair value of reporting unit goodwill with

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the carrying amount of that goodwill. If the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will measure any impairment based on the projected discounted cash flow method using a discount rate commensurate with the risk inherent to the Company’s current business model.

      We completed our first phase impairment analysis and found no instances of impairment of our recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, was not necessary during 2002.

     Restructuring Liabilities, Litigation and Other Contingencies

      The Company accounts for its restructuring liabilities in connection with business combinations in accordance with Emerging Issues Task Force No. 95-3 (“EITF 95-3”), “Recognition of Liabilities in Connection with a Purchase Business Combination.” EITF 95-3 requires that the Company record an estimated liability if the estimated costs are not associated with or are not incurred to generate revenues of the combined entity after the consummation date and they meet certain criteria defined within EITF 95-3. The Company accounted for restructuring liabilities initiated in 2002 in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which requires the Company to record the liability resulting from estimated costs that are not associated with or do not benefit activities that will be continued. The Company accounts for litigation and contingencies in accordance with Statement of Financial Accounting Standard No. 5 (“SFAS 5”), “Accounting for Contingencies.” SFAS 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

     Revenue Recognition

      The Company derives its revenue from the sale of products. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period with respect to the amount of reserves for sales returns, allowances and doubtful accounts. Material differences may result in the amount and timing of the Company’s revenue for any period if its management made different judgments or utilized different estimates.

      In recognizing revenue in any period, the Company applies the provisions of Staff Accounting Bulletin 101 “Revenue Recognition.”

      Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, including a fixed price to the buyer, delivery has occurred and collectibility is reasonably assured; this generally occurs upon shipment.

      For all sales the Company uses either a binding purchase order or signed purchase agreement as evidence of an arrangement. Sales through its distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. The Company’s arrangements generally do not include acceptance clauses.

      The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers.

      Delivery generally occurs when product is delivered to a common carrier. Certain of the Company’s products are delivered on an FOB destination basis. The Company defers its revenue associated with these transactions until the delivery has occurred to the customers’ premises.

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sales to original equipment manufacturers (“OEMs”) are subject to agreements allowing limited rights of return and sales incentive programs. Sales incentive programs are typically related to an OEM’s level of purchases. Estimated reductions to revenue for sales incentive programs are provided at the time the revenue is recorded. Returns from OEMs have not been material in any period as the Company’s principal OEM customers have adopted build-to-order manufacturing model or just-in-time inventory management processes.

      Sales to distributors and retailers (“resellers”) are subject to agreements allowing limited rights of return, price protection, sales incentive programs and advertising. These programs are generally related to a reseller’s level of sales, order size or point of sale activity. The Company provides for these programs as deductions from revenues at the time the revenue is recorded based on estimated requirements. These estimates are based primarily on estimated future price erosion, customer sell-through levels and program participation. Such estimates are adjusted periodically to reflect actual and anticipated experience.

      Estimated product returns are provided in accordance with Statement of Financial Accounting Standard No. 48 (“SFAS 48”), “Revenue Recognition When Right of Return Exists.” Resellers have limited rights of return which allow them to return a percentage of the prior quarter’s purchases by these resellers. Accordingly, revenue is not recognized with respect to those shipments which management estimates will be returned. The Company believes that these estimates are reasonably accurate due to the short time period during which the Company’s resellers can return products, the limitations placed on their right to make returns, the Company’s long history of conducting business with resellers on a sell-in basis, the nature of the Company’s historical relationships with resellers and the weekly reporting procedures through which the Company monitors inventory levels at resellers and sales to end-users.

     Product Warranty

      The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair of the hard drive and the warranty periods generally range from one to five years. The Company has comprehensive processes that it uses to estimate accruals for warranty exposure. The processes include specific detail on hard drives in the field by product type, estimated failure rates and costs to repair. Although the Company believes it has the continued ability to reasonably estimate warranty expenses, unforeseeable changes in factors used to estimate the accrual for warranty could occur. These unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the year ended December 28, 2002 were as follows (in thousands):

Year Ended
December 28, 2002

Balance at the beginning of the period	$(313,894)
Accruals for warranties issued during the period	(173,517)
Settlements made (in cash or in kind) during the period	208,698

Balance at the end of the period	$(278,713)

     Advertising Expense

      The cost of advertising is expensed as incurred. For the years ended December 28, 2002, December 29, 2001 and December 30, 2000, advertising costs totaled $5.8 million, $8.0 million and $4.2 million, respectively. Advertising and other marketing development costs incurred by the Company’s customers and funded by the Company through purchase volume rebates are accounted for as a reduction of the revenue associated with such customers.

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Foreign Currency Translation

      The functional currency for all foreign operations is the U.S. dollar. As such, all material foreign exchange gains or losses are included in the determination of net income (loss). Net foreign exchange losses included in net income (loss) for the fiscal years ended December 30, 2000, December 29, 2001 and December 28, 2002 were immaterial.

     Foreign Exchange Contracts

      Although the majority of the Company’s transactions are in U.S. Dollars, the Company enters into currency forward contracts to manage foreign currency exchange risk associated with its operations primarily in Singapore, Switzerland and Japan. From time to time, the Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. A majority of the increase or decreases in the Company’s local currency operating expenses are offset by gains and losses on the hedges. The contracts generally have maturity dates that do not exceed three months. The Company does not purchase short-term forward exchange contracts for trading purposes.

      The Company accounts for derivative instruments and for hedging activities in accordance with Statement of Financial Accounting Standard No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” Since the adoption of SFAS 133, the Company has elected not to designate these forward exchange contracts as accounting hedges and any changes in fair value have been recorded through the results of operations for the year ended December 28, 2002.

      There were no outstanding forward exchange contracts as of December 28, 2002. The Company had outstanding forward exchange contracts with commercial banks with notional values of $4.6 million as of December 29, 2001.

     Stock-Based Compensation

      The Company accounts for non-cash stock-based employee compensation in accordance with APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees and related Interpretations,” and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation, Transition and Disclosures.” The Company adopted FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25” as of July 1, 2000. FIN 44 provides guidance on the application of APB 25 for non-cash stock-based compensation to employees. For fixed grants, under APB 25, compensation expense is based on the excess of the fair value of the Company’s stock over the exercise price, if any, on the date of the grant and is recorded on a straight-line basis over the vesting period of the options, which is generally four years. For variable grants, compensation expense is based on changes in the fair value of the Company’s stock and is recorded using the methodology set out in FASB Interpretation

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 28 (“FIN 28”), “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB 15 and APB 25.”

      The Company accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

      The following proforma net income (loss) information for Maxtor’s stock options and employee stock purchase plan has been prepared following the provisions of SFAS No. 123 (in thousands, except per share data):

	Years Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

Net income (loss) applicable to common stockholders, as reported	$31,802	$(646,398)	$(334,067)
Add: Stock-based employee compensation expense included in reported net income (loss)	4,172	6,066	5,562
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	21,823	38,251	40,013

Pro forma net income (loss)	$14,151	$(678,583)	$(368,518)

Net income (loss) per share
As reported — basic	$0.28	$(3.12)	$(1.40)
Pro forma — basic	$0.12	$(3.28)	$(1.54)
As reported — diluted	$0.27	$(3.12)	$(1.40)
Pro forma — diluted	$0.12	$(3.28)	$(1.54)

      For further information on assumptions used in determining the fair value stock option grants, see note 13 of the Notes to Consolidated Financial Statements.

      The proforma net income (loss) disclosures made above are not necessarily representative of the effects on pro forma net income (loss) for future years as options granted typically vest over several years and additional option grants are expected to be made in future years. Had we adopted the recognition and measurement provisions of SFAS No. 123 for the years ended December 30, 2000, December 29, 2001 and December 28, 2002, the stock-based employee compensation expense would have been $21.8 million, $38.3 million and $40.0 million, respectively, compared to $4.2 million, $6.1 million and $5.6 million recorded in the Company’s income statement, respectively.

     Net Income (Loss) Per Share

      Net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per Share.” Basic net income (loss) per share is computed using the weighted average common shares outstanding during the year, which is exclusive of stock subject to future vesting. Diluted net income (loss) per share is computed using the weighted average common shares and potentially dilutive securities outstanding during the year. Potentially dilutive securities are excluded from the computation of diluted net loss per share for those presented years in which their effect would be anti-dilutive due to the Company’s net losses.

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

      Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Cumulative other comprehensive income (loss), as presented in the accompanying consolidated balance sheets, consists of the net unrealized gains on available-for-sale securities, net of tax, if any. Total comprehensive income (loss) for each of the three years is presented in the following table (in thousands):

	Years Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

Net income (loss)	$31,802	$(646,398)	$(334,067)
Unrealized gain (loss) on investments in equity securities	2,408	(5,945)	495
Less: reclassification adjustment for realized gain (loss) included in net income (loss)	1,820	(7,353)	2,329

Comprehensive income (loss)	$32,390	$(644,990)	$(335,901)

Reclassifications

      Certain reclassifications have been made to prior year balances to conform to current year classifications. These reclassifications had no impact on prior year stockholders’ equity or results of operations.

Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002.

      In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro-forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation expands on the accounting guidance of FAS 5, Accounting for Contingencies, FAS 57, Related Party Disclosures, and FAS 107, Disclosures about Fair Value of Financial Instruments, and incorporates without change the provisions of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letters of credit. It

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 will be effective to the Company on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently evaluating the impact of this statement on its results of operations and financial position. The Company has adopted the disclosure requirements in this Interpretation, which are effective for financial statements of periods ending after December 15, 2002.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Under that interpretation, certain entities known as “Variable Interest Entities” (“VIE”) must be consolidated by the “primary beneficiary” of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE’s in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation will be effective for the Company’s 2003 financial statements. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

      In November 2002, the “EITF” reached a consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 is effective for revenue agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. The Company is currently evaluating the impact of EITF 00-21 on its financial position, results of operations and cash flows.

2.	Supplemental Financial Statement Data (in thousands)

	December 29,	December 28,
	2001	2002

Inventories:
Raw materials	$36,914	$40,209
Work-in-process	9,087	25,523
Finished goods	139,555	109,813

	$185,556	$175,545

Prepaid expenses and other:
Investments in equity securities, at fair value	$6,651	$6,589
Quantum DSS deferred compensation, net of amortization	4,103	—
Prepaid expenses and other	34,852	26,849

	$45,606	$33,438

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 29,	December 28,
	2001	2002

Property, plant and equipment, at cost:
Buildings	$130,703	$137,467
Machinery and equipment	454,302	548,149
Software	68,234	75,284
Furniture and fixtures	24,962	23,962
Leasehold improvements	72,407	77,925

	750,608	862,787
Less accumulated depreciation and amortization	(383,822)	(497,945)

Net property, plant and equipment	$366,786	$364,842

Accrued and other liabilities:
Income taxes payable	$27,740	$22,183
Accrued payroll and payroll-related expenses	82,828	76,876
Accrued warranty	313,894	278,713
Restructuring liabilities, short-term	11,845	11,589
Accrued expenses	96,051	82,389

	$532,358	$471,750

Other liabilities:
Payable to Quantum Corporation	$138,567	$138,567
Restructuring liabilities, long-term	46,383	50,921
Other	19,637	9,583

	$204,587	$199,071

      Depreciation and amortization expense of property, plant and equipment for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 was $155.8 million, $125.6 million and $82.1 million, respectively. Total property, plant and equipment recorded under capital leases was $58.5 million, as of December 28, 2002. Total accumulated depreciation under capital leases was $11.7 million, as of December 28, 2002.

3.	Financial Instruments

Fair value disclosures

      The fair values of cash and cash equivalents approximate carrying values because of their short maturities. The Company’s marketable and equity securities are carried at current market values. The fair values of the Company’s 5.75% subordinated debentures are based on the bid price of the last trade for the fiscal years ended December 29, 2001 and December 28, 2002. The fair value of the Company’s mortgages was based on the estimated present value of the remaining payments, utilizing risk-adjusted market interest rates of similar instruments at the balance sheet date.

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The carrying values and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 29, 2001		December 28, 2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Pro rata portion of Quantum Corporation’s 7%
Subordinated Convertible Notes	95,833	95,833	95,833	95,833
5.75% Subordinated debentures	74,262	52,726	60,427	49,550
Mortgages	36,926	39,093	35,609	35,657
Economic Development Board of Singapore Loan	$16,313	$16,313	$9,909	$9,909

Sales of Accounts Receivables

      In July 1998, the Company entered into an accounts receivable securitization program (the “Program”) with a group of commercial banks (the “Banks”). On November 15, 2001, the Company amended and restated the Program, extending the Program for another three years and increasing the available size of the Program from $200 million to $300 million. After the year ended December 28, 2002, the Company elected to terminate the Program. Under the Program, the Company sold U.S. and Canadian accounts receivable in securitization transactions and retains a subordinated interest and servicing rights to those receivables. The eligible receivables, net of estimated credit losses, were sold to third party conduits through a wholly owned bankruptcy-remote entity, Maxtor Receivables Corporation (“MRC”) that was consolidated for financial reporting purposes. The investors in the securitized receivables had no recourse to the Company’s assets as a result of debtor’s defaults except for the retained interests in the securitized accounts receivable. The third party conduits typically issued securities that are structured into several classes with senior classes having priority of payment over subordinated classes. The Company retained the portion of the sold receivables that was in excess of the minimum receivables level required to support the securities issued by the third party conduits, referred to as retained. The carrying amount of the Company’s retained interest, which approximated fair value because of the short-term nature of receivables, was recorded in accounts receivable. The Company serviced the sold receivables and charged the third party conduits a monthly servicing fee at market rates; accordingly, no servicing asset or liability was recorded.

      The Company accounted for the Program under the FASB’s Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The Program qualifies for treatment as a sale under SFAS 140. As of December 28, 2002 and December 29, 2001, the outstanding balance of securitized accounts receivable held by the third party conduits totaled $140.3 million and $124.3 million, respectively, of which the Company’s subordinated retained interest was $95.3 million and $79.1 million, respectively. Accordingly, $45.0 million and $45.2 million of accounts receivable balances, net of applicable allowances, respectively, were removed from the consolidated balance sheets at December 28, 2002 and December 29, 2001, respectively. Delinquent amounts and credit losses related to these receivables were not material as of December 28, 2002 and December 29, 2001. Expenses associated with the Program totaled $4.0 million, $7.0 million, and $7.6 million in the years ended December 28, 2002, December 29, 2001, December 30, 2000, respectively, and were included within the interest expense caption of the results of operations statement. In fiscal years ended 2002 and 2001, $1.0 million and $4.5 million of these expenses, respectively, related primarily to the loss on sale of receivables, net of related servicing revenues, with the remainder representing program and facility fees. Net cash flows from sales (repayments) under the Program were $(0.2) million $(29.8) million, and $25.0 million for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively. On December 30, 2002, the Company elected to terminate the Program.

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Gain (Loss) on Sale of Investments

      During fiscal year 2002, the Company recorded a $2.3 million gain on the sale of investments. This gain was due to $1.0 million of realized gains on the sale of securities in our investment portfolio and a $1.3 million gain on a security for which the Company had recorded a $1.3 million impairment charge in fiscal year 2001. During fiscal year 2001, in accordance with the Company’s impairment policy, the Company recorded a $7.4 million loss on investments, reflecting a $6.7 million write-off of a Quantum HDD acquired investment in a high-tech start-up company and a net loss of $0.7 million that includes a $1.3 million impairment charge in other fixed income portfolio investments.

5.	Discontinued Operations

      On August 15, 2002, the Company announced its decision to shut down the manufacturing and sales of its MaxAttachTM branded network attached storage products of the Company’s Network Systems Group (“NSG”). The discontinuance of the NSG operations represents the abandonment of a component of an entity as defined in paragraph 47 of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company’s financial statements have been presented to reflect NSG as a discontinued operation for all periods presented. Its liabilities (no remaining assets) have been segregated from continuing operations in the accompanying consolidated balance sheet as of December 28, 2002 and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations.

      Operating results of NSG are presented in the following table (in thousands):

	Years Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

Revenue from discontinued operations	$14,016	$31,472	$20,384
Loss from discontinued operations	$(40,605)	$(48,219)	$(73,501)

      Included in the 2002 loss from the NSG discontinued operations are the following significant charges (in millions):

Personnel related	$13.0
Goodwill and other intangibles write-offs	32.5
Non-cancelable purchase commitments	4.2

      The following is a summary of the liabilities of the NSG discontinued operations as of December 28, 2002 (in millions):

Accounts payable	$1.4
Payroll and other accrued expenses	4.7
Warranty, returns and other	5.5

Total	$11.6

6.	Restructuring

      During year ended December 28, 2002, the Company recorded a restructuring charge of $9.5 million associated with closure of one of its facilities located in California. The amount comprised $8.9 million of future non-cancelable lease payments which are expected to be paid over several years based on the underlying lease agreement, and the write-off of $0.6 million in leasehold improvements. The restructuring accrual is

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included on the balance sheet within accrued and other liabilities. As of December 28, 2002, no payments were made against the original accrual of $8.9 million.

7.	Acquisitions

a.	Quantum HDD

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

      The total purchase price was determined as follows (in millions):

Value of securities issued	$1,133.5
Assumption of Quantum HDD options, including restricted stock	107.1

1,240.6
Transaction costs	28.8

Total purchase price	$1,269.4

      The purchase price allocation was as follows (in millions):

Tangible assets:
Cash and cash equivalents	$315.3
Restricted cash	93.9
Accounts receivable	249.1
Inventories	181.7
Prepaid expenses and other current assets	120.9
Property, plant and equipment	126.4
Other noncurrent assets	21.1

Total tangible assets		$1,108.4

Intangible assets acquired:
Core and other existing technology		286.1
Assembled workforce		43.0
Deferred compensation		6.8
Goodwill		896.3
In-process research and development		94.7

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities assumed:
Accounts payable	230.0
Accruals and other liabilities	364.3
Deferred taxes	196.2
Long-term debt	132.4
Other long-term liabilities	142.0
Merger-related restructuring costs	101.0

Total liabilities assumed		(1,165.9)

Total purchase price		$1,269.4

      In connection with the acquisition, the Company assumed all vested and nonvested Quantum HDD options and restricted stock held by employees who accepted offers of employment with Maxtor, whether or not options or restricted stock have vested. The Company also assumed all vested Quantum HDD options held by Quantum employees whose employment was terminated prior to separation. In addition, Maxtor assumed vested Quantum HDD options held by Quantum employees who continued to provide services during a transitional period.

      Vested and unvested options for Quantum HDD common stock assumed in the merger represented options for 7,650,965 shares and 4,655,236 shares of Maxtor common stock, respectively. The fair value of the options was determined to be $102.6 million. This was determined in accordance with APB Opinion No. 16, “Business Combinations” and EITF 99-12 “Accounting for Formula Arrangements under Issue 95-19,” using the Black Scholes methodology.

      The restricted stock assumed represent 479,127 shares of Maxtor stock. Fair value of the unvested restricted shares was $4.5 million. This was determined in accordance with APB Opinion No. 16 “Business Combinations,” by multiplying the number of restricted shares granted with the average stock price of $9.40, which in turn was determined based on the average closing market prices of Maxtor’s common stock as of October 4, 2000 (announcement date) and as of the two trading days prior and two trading days subsequent to October 4, 2000.

      In addition, Quantum Corporation issued restricted Quantum DSS shares to Quantum employees who joined Maxtor in connection with the merger in exchange for the fair value of Quantum DSS options held by such employees. A portion of the acquisition purchase price has been allocated to this deferred compensation, recorded as prepaid expense, and is amortized to expenses over the vesting period as the vesting of the shares are subject to continued employment with Maxtor. As of December 28, 2002, the amount was fully amortized.

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

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the activity related to the merger-related restructuring costs as of December 28, 2002 (in millions):

		Severance
	Facility	and	Other
	Costs	Benefits	Costs	Total

Provision at April 2, 2001.	$59.1	$29.2	$12.7	$101.0
Amounts paid	(0.9)	(15.5)	(12.7)	(29.1)

Balance at December 29, 2001	58.2	13.7	—	71.9
Amounts paid	(4.5)	(13.7)	—	(18.2)

Balance at December 28, 2002	$53.7	$—	$—	$53.7

      The balance remaining in the facilities exit accrual is expected to be paid over several years based on the underlying lease agreements. The merger-related restructuring accrual is included on the balance sheet within the captions of accrued and other liabilities, and other liabilities.

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

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The values assigned to each acquired in-process research and development project are as follows (in millions):

Self-servo Writer	$47.7
High-end	18.2
Core Technology	16.0
Desktop	8.9
Other identified projects	3.9

$94.7

      The acquired existing technology, which comprises products that are already technologically feasible, includes products in most of Quantum HDD’s product lines. The Company is amortizing the acquired core and existing technology of $286.1 million on a straight-line basis over an estimated remaining useful lives of three to five years. For additional information regarding the acquired Quantum HDD existing technology amortization, see note 12 of the Notes to Consolidated Financial Statements.

      The acquired assembled workforce was composed of approximately 1,650 skilled employees across Quantum HDD’s Executive, Research and Development, Manufacturing, Supervisor/ Manager, and Sales and Marketing groups. The fair value assigned to the assembled workforce was $43.0 million and was amortized on a straight-line basis over an estimated remaining useful life of three years. Subsequent to the adoption of Statements of Financial Accounting Standards No. 142 (“SFAS 142”) on December 30, 2001, the Company no longer amortize its existing acquired assembled workforce and reclassified the balance to goodwill.

      Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets was being amortized on a straight-line basis over an estimated remaining useful life of five years. The Company adopted SFAS 142 effective December 30, 2001, and no longer amortizes its remaining goodwill.

b.	MMC Technology, Inc.

      On September 2, 2001, Maxtor completed the acquisition of MMC Technology, Inc. (“MMC”), a wholly-owned subsidiary of Hynix Semiconductor America Inc. (“Hynix”). MMC, based in San Jose, California, designed, developed and manufactured media for hard disk drives. Prior to the acquisition, sales to Maxtor comprised 95% of MMC’s annual revenues. The primary reason for Maxtor acquiring MMC was to provide the Company with a reliable source of supply of media. The acquisition was accounted for as a purchase with a total cost of $17.9 million, which consisted of cash consideration of $1 million, $16 million of loan forgiveness and $0.9 million of estimated direct transaction costs. In connection with the acquisition, the Company had also assumed liabilities of $105.7 million. Included in this amount was $7.3 million owed by MMC to Hynix. On April 5, 2002, the Company paid off this amount. MMC’s results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition.

      The total purchase price and the purchase price allocation of the MMC acquisition were as follows (in millions):

Cash paid	$1.0
Forgiveness of loan consideration	16.0

17.0
Transaction costs	0.9

Total purchase price	$17.9

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Purchase Price Allocation:

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

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continue, with expected completion dates by the fourth quarter of calendar year 2003. Following are the estimated completion percentages with respect to the research and development efforts and technology lives:

	Percent	Expected
	Completed	Technology Life

80GB Program	30%	5 years
120GB Program	5%	5 years

      The Company is amortizing the acquired existing technology of $4.4 million on a straight-line basis over an estimated remaining useful life of five years. For additional information regarding the acquired MMC existing technology amortization, see note 12 of the Notes to Consolidated Financial Statements.

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

      The following unaudited proforma consolidated amounts for continued operations give effect to the acquisitions of Quantum HDD and MMC, excluding the charges for acquired in-process research and development, as if the acquisitions had occurred on December 31, 1999 and January 1, 2001. On a proforma basis, the results of operations of Quantum HDD and MMC are consolidated with the Company’s results of continued operations for the year ended December 30, 2000 and December 29, 2001. The proforma amounts do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of each period or of results which may occur in the future.

	Years Ended

	December 30,	December 29,
	2000	2001

	(In millions, except
	per share data)
Revenue from continuing operations	$5,800.6	$4,418.6
Loss from continued operations	$(235.3)	$(614.7)
Loss per share — basic and diluted
Continuing operations	$(1.01)	$(2.59)
Shares used in per share calculations:
Basic	232,530,759	237,097,087
Diluted	232,530,759	237,097,087

8.	Segment and Major Customers Information

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

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Subsequent to the decision to shut down its NSG operations, the Company determined that it operates in one reportable segment.

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

	Year Ended		Year Ended		Year Ended
	December 30, 2000		December 29, 2001		December 28, 2002

		Long-lived		Long-lived		Long-lived
	Revenue	Assets	Revenue	Assets	Revenue	Assets

	(In thousands)
United States	$1,241,596	$110,284	$1,580,502	$1,334,122	$1,370,075	$1,207,738
Asia Pacific	713,732	112,354	916,538	122,901	1,038,787	128,860
Europe	645,599	869	1,082,261	1,588	1,231,794	891
Latin America and other	89,916	—	186,258	—	138,858	—

Total	$2,690,843	$223,507	$3,765,559	$1,458,611	$3,779,514	$1,337,489

      Long-lived assets located within the United States consist primarily of goodwill and other intangible assets, which amounted to $1,458.6 million and $1,337.5 million as of December 29, 2001 and December 28, 2002, respectively. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore, which amounted to $111.5 million, $121.1 million and $127.6 million as of December 30, 2000, December 29, 2001 and December 28, 2002, respectively.

      Sales to computer equipment manufacturers represented 70.0%, 55.4% and 48.0% of total revenue for the fiscal years 2000, 2001 and 2002, respectively. Sales to distribution channel and retail customers represented 30.0%, 44.6% and 52.0% in fiscal years 2000, 2001 and 2002, respectively. Sales to one customer were 14.2%, 11.3% and 11.5% of revenue in fiscal years 2000, 2001 and 2002, respectively. There was the only customer with over 10% of revenue during fiscal years 2000, 2001 and 2002.

9.	Short-term Borrowings and Long-term Debt

      Short-term borrowings and long-term debt consist of the following (in thousands):

	December 29,	December 28,
	2001	2002

5.75% Subordinated Debentures due March 1, 2012.	$74,262	$60,427
Economic Development Board of Singapore Loan due March 2004	16,313	9,909
Pro rata portion of Quantum Corporation’s 7% Subordinated Convertible Notes due August 1, 2004.	95,833	95,833
Mortgages	36,926	35,609
Hynix Semiconductor America Inc. Note	5,095	—
Equipment Loans and Capital Leases	60,189	45,607

	288,618	247,385
Less amounts due within one year	(44,160)	(41,042)

	$244,458	$206,343

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future aggregate maturities as of December 28, 2002 are as follows:

Fiscal Year Ending
(In thousands)
2003	$41,042
2004	118,886
2005	11,148
2006	35,882
2007	5,000
Thereafter	35,427

Total	$247,385

      The future minimum annual lease payments on capital leases as of December 29, 2001 and December 28, 2002 are as follows:

	Years Ended

	December 29,	December 28,
Fiscal Year Ending	2001	2002

2003	$29,539	$28,875
2004	23,604	12,659
2005	8,654	4,552
2006	—	36
Thereafter	—	—

Total minimum lease payments & estimated residual	$61,797	$46,122
Imputed interest	(6,493)	(3,625)

Present value of minimum of lease payments	55,304	42,497
Current portion	(24,038)	(26,215)

Long-term capitalized lease obligations	$31,266	$16,282

      The 5.75% Subordinated Debentures due March 1, 2012 require semi-annual interest payments and annual sinking fund payments of $5.0 million, which commenced March 1, 1998. The Debentures are subordinated in right to payment to all senior indebtedness. The Company has fulfilled its sinking fund obligation until March 1, 2005. During the year ended December 28, 2002, the Company repurchased $13.8 million of debentures for $11.0 million. Accordingly, a gain of $2.8 million was recognized on the Company’s income statement within the caption of interest and other income.

      In September 1999, Maxtor Peripherals (S) Pte Ltd entered into a four-year Singapore dollar denominated loan agreement with the Economic Development Board of Singapore (the “Board”), which is being amortized in seven equal semi-annual installments ending September 2003. As of December 28, 2002, the balance was equivalent to $9.9 million. The Board charges interest at 1% above the prevailing Central Provident Fund lending rate, subject to a minimum of 3.5% per year (3.5% as of December 28, 2002). This loan is supported by a two-year guaranty from a bank. Cash is currently provided as collateral for this guaranty but the Company may, at its option, substitute other assets as security. As part of this arrangement, the Company had been subject to two financial covenants, the maintenance of minimum unrestricted cash and a tangible net worth test. On January 29, 2003, the loan was amended to remove the tangible net worth covenant. As of December 28, 2002, the Company was in compliance with the covenant regarding maintenance of minimum restricted cash.

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In connection with the merger with Quantum HDD, the Company acquired real estate and related mortgage obligations. The term of the mortgages is ten years, at an interest rate of 9.2%, with monthly payments based on a twenty-year amortization schedule, and a balloon payment at the end of the 10-year term, which is September 2006. The outstanding balance at December 28, 2002 was $35.6 million.

      As of December 28, 2002, the Company had equipment loans and capital leases totaling $45.6 million. These obligations include certain capital equipment loans and leases assumed in connection with the acquisition of MMC, which as of December 28, 2002 amounted to $34.3 million had maturity dates through October 2004 and interest rates averaging 9.9%.

      In connection with the acquisition of MMC, the Company assumed a note for $7.3 million owing to Hynix, which bears no interest through March 31, 2002; thereafter, unpaid principal amounts bear interest at 9% per annum (the “Maxtor Note”). On January 5, 2001, Hynix issued a promissory note to Maxtor for $2 million in principal amount, the note bears interest at 9% per annum, with the payment of principal and interest due on December 31, 2001 (the “Hynix Note”). Hynix and Maxtor have agreed that the principal and accrued interest on the Hynix Note as of December 28, 2001 will be offset against the principal amount of the Maxtor Note, such that the Hynix Note shall be fully paid and the Maxtor Note shall have a principal amount of approximately $5.1 million. On April 5, 2002, the Company paid the net amount of the Maxtor Note and Hynix Note due to Hynix.

10.	Commitments and Contingencies

Leases

      The Company leases certain of its principal facilities and certain machinery and equipment under operating lease arrangements. The future minimum annual rental commitments, including amounts accrued in restructuring liabilities as of December 28, 2002 are as follows:

Fiscal Year Ending
(In thousands)
2003	$34,119
2004	29,036
2005	26,406
2006	24,348
2007	23,969
Thereafter	134,778

Total	$272,656

      The above commitments extend through fiscal year 2018. Rental expense was approximately $12.7 million, $25.0 million and $29.6 million for fiscal years 2000, 2001 and 2002, respectively.

     Third Party Vendor

      Following the acquisition of Quantum HDD, the Company entered into a master agreement and a purchase agreement with MKE which provided for MKE to supply certain levels of hard disk drive products according to rolling forecasts and purchase orders provided by the Company. The term of this purchase

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement has been extended through March 31, 2004. The Company guarantees a minimum production commitment based on this rolling forecast. The Company is liable for the purchase price of products scheduled to be delivered within 30 days of the date of cancellation. In addition, the Company is liable for the actual cost of materials plus a handling fee for orders cancelled within 31-90 days of the date of scheduled delivery. The Company may cancel orders with scheduled delivery more than 120 days from the date of cancellation without liability. To date, the Company has not cancelled any orders pursuant to this purchase agreement since the commencement of the relationship. Had the Company cancelled any such orders, its maximum liability at December 28, 2002 under the cancellation provisions of this purchase agreement would have approximated $40.9 million.

     Legal Proceedings

      From time to time, the Company has been subject to litigation including the pending litigations described below. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, the Company is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse effect on its business, results of operations, financial condition and cash flow.

      In addition, the Company is engaged in certain legal and administrative proceedings incidental to our normal business activities and believes that these matters will not have a material adverse effect on our financial position, results of operations or cash flow.

      Prior to the Company’s acquisition of the Quantum HDD business, the Company, on the one hand, and Quantum and MKE, on the other hand, were sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Papst’s complaint against Quantum and MKE was filed on July 30, 1998, and Papst’s complaint against Maxtor was filed on March 18, 1999. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with other pending litigations involving the Papst patents (the “MDL Proceeding”). The matters will be transferred back to the District Court for the Northern District of California for trial. Papst’s infringement allegations are based on spindle motors that Maxtor and Quantum purchased from third party motor vendors, including MKE, and the use of such spindle motors in hard disk drives. The Company purchased the overwhelming majority of the spindle motors used in its hard disk drives from vendors that were licensed under the Papst patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under the Papst patents, including MKE. As a result of the Company’s acquisition of the Quantum HDD business, the Company assumed Quantum’s potential liabilities to Papst arising from the patent infringement allegations Papst asserted against Quantum. The Company filed a motion to substitute the Company for Quantum in this litigation. The motion was denied by the Court presiding over the MDL Proceeding, without prejudice to being filed again in the future.

      In February 2002, Papst and MKE entered into an agreement to settle Papst’s pending patent infringement claims against MKE. That agreement includes a license of certain Papst patents to MKE which might provide Quantum, and thus the Company, with additional defenses to Papst’s patent infringement claims.

      On April 15, 2002, the Judicial Panel on Multidistrict Litigation ordered a separation of claims and remand to the District of Columbia of certain claims between Papst and another party involved in the MDL Proceeding. By order entered June 4, 2002, the court stayed the MDL Proceeding pending resolution by the District of Columbia court of the remanded claims. These separated claims relating to the other party are currently proceeding in the District Court for the District of Columbia.

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, there are no assurances that the Company will be able to successfully defend itself against this or any other Papst lawsuit. Because the Papst complaints assert claims to an unspecified dollar amount of damages, and because the Company was at an early stage of discovery when the litigation was stayed, the Company is unable to determine the possible loss, if any, that it may incur as a result of an adverse judgment or a negotiated settlement with respect to the claims against Maxtor. Management made an estimate of the potential liabilities which might arise from the Papst claims against Quantum at the time of the acquisition of the Quantum HDD business. This estimate will be revised as additional information becomes available. A favorable outcome for Papst in these lawsuits could result in the issuance of an injunction against the Company and its products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, the Company also could be required to pay treble damages and Papst’s attorney’s fees. The litigation could result in significant diversion of time by the Company’s technical personnel, as well as substantial expenditures for future legal fees. Accordingly, although the Company cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome favorable to Papst could have a material adverse effect on the Company’s business, financial condition and operating results. Management believes that it has valid defenses to the claims of Papst and is defending this matter vigorously.

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

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Maxtor’s cost of revenue includes certain component parts Maxtor purchased from MMC. These purchases amounted to $99 million for the eight months ended September 1, 2001, respectively. In August 1998, Maxtor entered into an agreement with MMC with respect to the pricing of future purchases that provided for pricing discounts in return for a purchase volume commitment based on a percentage of our total media purchases through September 30, 2001. The pricing discounts generally ranged from 2% to 4% off of competitive prices. As described above, Maxtor completed its acquisition of MMC on September 2, 2001.

      Maxtor’s cost of revenue also includes certain DRAM chip purchases from Hynix Semiconductor, Inc., “HSI,” formerly HEI. HSI is treated identically to its competitors in the process by which commodity electronics, principally DRAMs, are selected, qualified, and purchased; pricing is negotiated with selected suppliers on the basis of suppliers’ bids and market information. Maxtor’s purchases from HSI totaled $41.6 million in fiscal year 2000, $19.3 million in fiscal year 2001 and $15.5 million from January 1, 2002 through February 2002, the month in which Hynix, HSI’s affiliate, ceased to be a stockholder of Maxtor.

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

      Pursuant to a sublicense agreement with HSI, Maxtor is obligated to pay a portion of an IBM license royalty fee otherwise due from HSI. Such payments are due in annual installments through 2007, and are based upon the license fee separately negotiated on an arms’ length basis between HSI and IBM. For the years ended December 30, 2000, December 29, 2001 and December 28, 2002, Maxtor recorded $1.9 million, $1.9 million and $1.6 million, of expenses, respectively, in connection with this obligation.

      Hynix was an unconditional guarantor of one of Maxtor’s facilities lease in Milpitas, California. The aggregate rent under the lease was $3.24 million per annum in each of the years ended December 30, 2000 and December 29, 2001. The lease rate was established by arms’ length negotiations with the lessor based on applicable market rates. The lease expired on March 31, 2002 and was not extended.

12.     Goodwill and Other Intangible Assets

      Commencing in fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Goodwill and indefinite lived intangible assets will be subject to an impairment test at least annually.

      The Company ceased amortizing goodwill totaling $846.0 million as of the adoption date, including $31.1 million, net of accumulated amortization, of acquired workforce intangibles previously classified as purchased intangible assets. Subsequent to the decision to shut down the manufacture and sales of NSG

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products, the Company wrote off goodwill related to the NSG operations of $32.0 million. As of December 28, 2002, goodwill amounted to $814.0 million.

      Purchased intangible assets are carried at cost less accumulated amortization. The Company evaluated its intangible assets and determined that all such assets have determinable lives. Amortization is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on purchased intangible assets to be $82.2 million in fiscal 2003, $37.0 million in fiscal 2004, $21.9 million in fiscal 2005, and $5.8 million in fiscal 2006, at which time purchased intangible assets will be fully amortized.

		December 29, 2001			December 28, 2002

		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net

	(Years)
		(In thousands)			(In thousands)
Goodwill		$964,629	$(149,766)	$814,863	$813,951	$—	$813,951

Quantum HDD
Existing technology
Core technology	5	$105,000	$(15,750)	$89,250	$105,000	$(36,750)	$68,250
Consumer electronics	3	8,900	(2,225)	6,675	8,900	(5,192)	3,708
High-end	3	75,500	(18,875)	56,625	75,500	(44,042)	31,458
Desktop	3	96,700	(24,175)	72,525	96,700	(56,408)	40,292
Acquired workforce		43,048	(12,472)	30,576	—	—	—
MMC Technology
Existing technology	5	4,350	(290)	4,060	4,350	(1,160)	3,190
Creative Design Solutions, Inc.
Existing technology	7	8,624	(6,840)	1,784	—	—	—
Acquired workforce		866	(333)	533	—	—	—
Customer list		780	(256)	524	—	—	—

Total other intangible assets		$343,768	$(81,216)	$262,552	$290,450	$(143,552)	$146,898

      In accordance with SFAS No. 142, the Company completed its impairment analysis as of January 1, 2002, upon the adoption of SFAS 142, and as of December 28, 2002 for the purpose of the annual review. The Company found no instances of impairment of the recorded goodwill on both dates and accordingly no impairment was recorded.

      The following tables present the impact of SFAS 142 on net income (loss) and net income (loss) per share had the Company ceased to amortize goodwill for the year ended December 30, 2000 (in thousands, except per share amounts):

	Years Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

Income (loss) from continuing operations — as reported	$72,407	$(598,179)	$(260,566)
Adjustments:
Amortization of goodwill	—	134,042	—
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	—	12,472	—

Net adjustments	—	146,514	—

Income (loss) from continuing operations — adjusted	$72,407	$(451,665)	$(260,566)

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

Basic earnings per share from continuing operations:
Income (loss) per share from continuing operations — as reported	$0.64	$(2.89)	$(1.09)
Amortization of goodwill	—	0.65	—
Amortization of workforce	—	0.06	—

Basic earnings per share from continuing operations — adjusted	$0.64	$(2.18)	$(1.09)

Diluted earnings per share from continuing operations:
Income (loss) per share from continuing operations — as reported	$0.61	$(2.89)	$(1.09)
Amortization of goodwill	—	0.65	—
Amortization of workforce	—	0.06	—

Diluted earnings per share from continuing operations — adjusted	$0.61	$(2.18)	$(1.09)

	Years Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

Net income (loss) — as reported	$31,802	$(646,398)	$(334,067)
Adjustments:
Amortization of goodwill	6,692	140,779	—
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	144	12,616	—

Net adjustments	6,836	153,395	—

Net income (loss) — adjusted	$38,638	$(493,003)	$(334,067)

Basic earnings per share:
Net income (loss) per share — as reported	$0.28	$(3.12)	$(1.40)
Amortization of goodwill	0.06	0.68	—
Amortization of workforce	—	0.06	—

Basic earnings per share — adjusted	$0.34	$(2.38)	$(1.40)

Diluted earnings per share:
Net income (loss) per share — as reported	$0.27	$(3.12)	$(1.40)
Amortization of goodwill	0.05	0.68	—
Amortization of workforce	—	0.06	—

Diluted earnings per share — adjusted	$0.32	$(2.38)	$(1.40)

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Stockholders’ Equity

     Common Stock

      In March 2001, the Board of Directors approved the increase of the Company’s authorized common stock to 525,000,000 shares.

      On April 2, 2001, Maxtor completed with the acquisition of Quantum HDD. Maxtor issued 121.0 million shares of Maxtor common stock and assumed options to purchase 12.8 million shares of Maxtor common stock to effect the acquisition.

      On October 9, 2001, Hynix sold 23,329,843 shares (including exercise of the underwriters’ over-allotment) of Maxtor common stock in a registered public offering. Maxtor did not receive any proceeds from Hynix’s sale of Maxtor stock to the public. In addition, at the same time and on the same terms as Hynix’s sale of Maxtor stock to the public, Maxtor repurchased 5.0 million shares from Hynix an aggregate purchase price of $20.0 million. These repurchased shares are being held as treasury shares.

     Restricted Stock Plan

      On May 29, 1998, the Company adopted the 1998 Restricted Stock Plan, which provides for awards of shares of common stock to certain executive employees. Restricted stock awarded under this plan vests three years from the date of grant and is subject to forfeiture in the event of termination of employment with the Company prior to vesting. The Company granted 390,000 shares of common stock in June 1998 under this plan. Compensation cost based on fair market value of the Company’s stock at the date of grant is reported as compensation expense on a ratable basis over the vesting periods. For the years ended December 30, 2000, December 29, 2001 and December 28, 2002, compensation expense recorded in connection with the Restricted Stock Plan amounted to $1.8 million, $0.4 million and $0, respectively.

      The Company also grants awards of restricted stock pursuant to the Amended and Restated 1996 Stock Option Plan. See “Stock Option Plan” below for further information.

      On April 2, 2001, in connection with the Quantum HDD acquisition, the Company assumed 479,127 shares of Quantum HDD restricted stock held by employees who accepted offers of employment with Maxtor, or “transferred employees,” whether or not restricted stock have vested. The intrinsic value of the unvested restricted shares was $3.4 million, determined in accordance with APB Opinion No. 25, by multiplying the number of shares with the closing market price of Maxtor shares of $7.375 on April 1, 2001 (consummation date of the merger).

     Employee Stock Purchase Plan

      The Company has adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”) and in 1999 reserved 2.4 million shares for issuance under the Purchase Plan. During 2001 and 2000, the Company reserved an additional 3.5 million shares and 2.1 million shares for issuance, respectively. During 2002, the Company reserved an additional 9.0 million shares for issuance. The Company issued 3.7 million, 2.1 million and 1.2 million shares pursuant to the Purchase Plan for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively. The Purchase Plan permits eligible employees to purchase Maxtor’s common stock at a discount, but only through accumulated payroll deductions, during sequential six-month offering periods. Participants purchase shares on the last day of each offering period. In general, the price at which shares are purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of a share of common stock on (a) the first day of the offering period, or (b) the purchase date. Offering periods of the Purchase Plan generally begin on February 16 and August 16 of each year, although the initial offering period under the Purchase Plan commenced on July 30, 1998.

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Stock Option Plan

      The Company grants options and awards of restricted stock pursuant to the Amended and Restated 1996 Stock Option Plan (the “Option Plan”), which was approved by the Board of Directors in May 1996, and amended by Maxtor’s stockholders at the 1999 Annual Meeting of Stockholders. Options under the Amended Plan expire ten years from the date of grant. Restricted stock vests in one or more installments over a number of years.

      In June 1999, the Company granted 1,765,000 shares of restricted common stock under this plan. During 2002 and 2001, the Company granted 30,000 and 140,000 of restricted common stock, respectively. During the years ended December 28, 2002 and December 29, 2001, the number of shares that had been cancelled were none and 213,133, respectively. The Company recorded compensation expense of $2.3 million, $2.4 million and $2.9 million in 2000, 2001 and 2002, respectively, related to this plan.

      The Option Plan generally provides for the grant of non-qualified stock options and incentive stock options to eligible employees, consultants, affiliates and directors, as determined by the board of directors, and incentive stock options to Maxtor employees at a price not less than the fair market value at the date of grant. The Option Plan also provides for the grant of restricted stock to eligible employees. The Board of Directors or an executive committee appointed by the Board also approves other terms such as number of shares granted and exercisability thereof. Options granted under the Amended Plan vest over a four-year period with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter. Restricted stock grants vest in one or more installments over a period of years, and are subject to forfeiture if employment is terminated prior to the time the shares become fully vested and non-forfeitable. During 2000, 2001 and 2002, the Company reserved 5.5 million, 17.0 million and zero shares for issuance, respectively.

      In connection with Maxtor’s acquisition of CDS in September 1999, the Company established a separate reserve of 674,477 shares of its common stock for issuance upon the exercise of stock options (the “Assumed Options”) granted under the CDS Incentive Stock Option Plan (the “CDS Plan”). As of December 28, 2002 and December 29, 2001, 18,403 and 72,337 options were outstanding under the CDS Plan, respectively. The Assumed Options are incentive stock options which vest over four years subject to the terms and conditions of the Assumed Options agreement.

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

      On April 2, 2001, as part of the Quantum HDD acquisition, the Company assumed all vested and nonvested Quantum HDD options held by employees who accepted offers of employment with Maxtor, whether or not options or restricted stock have vested. The Company also assumed all vested Quantum HDD options held by Quantum employees whose employment was terminated prior to separation. In addition, Maxtor assumed vested Quantum HDD options held by Quantum employees who continued to provide services during a transitional period. The outstanding options to purchase Quantum HDD common stock held by transferred employees and vested options to purchase Quantum HDD common stock held by former Quantum employees, consultants and transition employees were assumed by Maxtor and converted into options to purchase Maxtor common stock according to the exchange ratio of 1.52 shares of Maxtor common stock for each share of Quantum HDD common stock. In connection with the Quantum HDD acquisition, the Company established a reserve of 12,785,328 shares of common stock for the assumption of Quantum

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

HDD options to purchase Maxtor common stock. Vested and unvested options for Quantum HDD common stock assumed in the merger represented options for 7,650,965 shares and 4,655,236 shares of Maxtor common stock, respectively. The intrinsic value of the 4,655,236 unvested options was determined to be $3.4 million, using the intrinsic value methodology in accordance with EITF 00-23 “Issues Related to the Accounting for Stock Based Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.” As of December 28, 2002, 4,522,105 options were outstanding under the Quantum HDD Merger Plan.

      Stock options are granted to employees and directors at an exercise price equal to the fair market value of the Company’s stock at the date of grant. Generally, options vest 25 percent per year, are fully vested four years from the grant date and have a term of ten years. The following table summarizes option activity through December 28, 2002:

		Options Outstanding

	Shares		Wtd Average
	Available		Exercise Price	Aggregate
	For Grant	Shares	Per Share	Value

				(In thousands)
Balance as of January 1, 2000	4,613,615	11,385,252	$7.47	$85,047
Options reserved	5,500,000	—	—	—
Options granted	(5,737,687)	5,737,687	8.15	46,772
Restricted stock granted	(165,000)	—	—	—
Options exercised	—	(1,156,785)	5.61	(6,493)
Options canceled	1,177,148	(1,177,148)	6.07	(7,143)
Restricted stock canceled	90,000	—	—	—

Balance as of December 30, 2000	5,478,076	14,789,006	7.96	118,183
Shares reserved — 1996 stock option plan	17,000,000	—	—	—
Shares reserved — Quantum assumed options	12,785,328	—	—	—
Options assumed from acquisition	(12,306,201)	12,306,201	5.05	62,146
RSP Options assumed from acquisition	(479,127)	—	—	—
Options granted	(13,329,365)	13,329,365	5.36	71,747
Restricted stock granted	(140,000)	—	—	—
Options exercised	—	(2,938,608)	3.95	(11,607)
Options canceled — 1996 stock option plan	788,732	(788,732)	6.51	(17,758)
Options canceled — Quantum assumed options	—	(2,166,150)	—	—
Restricted stock canceled	49,000	—	—	—

Balance as of December 29, 2001	9,846,443	34,531,082	6.41	222,711
Options granted	(4,089,058)	4,089,058	4.98	20,380
Restricted stock granted	(30,000)	—	—	—
Options exercised	—	(1,987,555)	4.13	(8,214)
Options canceled — 1996 stock option plan	3,759,844	(3,759,844)	7.00	(26,314)
Options canceled — Quantum assumed options	—	(1,297,687)	6.25	(8,108)

Balance as of December 28, 2002	9,487,229	31,575,054	$6.35	$200,455

      There were 5,921,018 shares vested but unexercised as of, December 30, 2000 at a weighted average exercise price of $7.56, and no shares exercised subject to repurchase. There were 14,383,421 shares vested but unexercised as of December 29, 2001 at a weighted average exercise price of $6.78, and no shares exercised subject to repurchase. There were 17,718,564 shares vested but unexercised as of December 28, 2002 at a weighted average exercise price of $7.00, and no shares exercised subject to repurchase.

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information for stock options outstanding as of December 28, 2002:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Outstanding	Price

$0.575 — $5.875	12,436,503	7.95	$4.16	5,032,853	$4.15
$5.9375 — $7.75	12,442,374	7.08	6.63	7,396,532	6.56
$7.8125 — $13.125	4,441,865	7.08	8.16	3,041,180	8.17
$13.1875 — $19.3113	2,254,312	5.89	13.29	2,247,999	13.28

	31,575,054		$6.35	17,718,564	$7.00

      During 1997, the Company also granted options to the employees of MMC, a wholly owned subsidiary of HEA. As of December 30, 2000, there were 274,032 options outstanding, which are now fully vested, pursuant to these grants which are included in the table above. Prior to the acquisition of MMC in September 2001, 246,115 options were outstanding as of September 1, 2001. Compensation cost for options granted to non-employees is measured at their fair value in accordance with Emerging Issues Task Force No. 96-18. MMC reimbursed Maxtor for any compensation expense arising from these grants.

      For information on the proforma net income (loss) for Maxtor’s stock options and employee stock purchase plan, see note 1 of the Notes to Consolidated Financial Statements.

      The fair value of option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended

	December 30,	December 30,	December 28,
	2000	2001	2002

Risk-free interest rate	6.25%	4.37%	4.26%
Weighted average expected life	4.5 years	4.5 years	4.5 years
Volatility	105%	81%	90%
Dividend yield	—	—	—

      The fair value of employee stock purchase plan option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended

	December 30,	December 30,	December 28,
	2000	2001	2002

Risk-free interest rate	6.25%	3.34%	1.73%
Weighted average expected life	0.5 years	0.5 years	0.5 years
Volatility	105%	81%	90%
Dividend yield	—	—	—

      No dividend yield is assumed as the Company has not paid dividends and has no plans to do so.

      The weighted average expected life was calculated based on the respective vesting periods and the expected lives at the date of the option and restricted stock grants. The risk-free interest rates were calculated based on rates prevailing during grant periods and the expected lives of the respective options and restricted stock options at the date of grants. The weighted average fair values of options granted to employees during the years ended December 30, 2000, December 29, 2001 and December 28, 2002 were $6.26, $3.51 and $3.41

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The weighted average fair values of restricted stock options granted to employees during the years ended December 30, 2000, December 29, 2001 and December 28, 2002 were $10.11, $6.32 and $6.58 respectively.

      Pursuant to Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” the Company also estimates the fair value of employee’s purchase rights under the Employee Stock Purchase Plan using the Black-Scholes option pricing model. The fair value of purchase rights under the Employee Stock Purchase Plan for the years ended December 30, 2000, December 29, 2001 and December 28, 2002 was $2.74, $2.53 and $1.19, respectively.

14.     Income Taxes

      The provision for income taxes consists of the following:

	Years Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

	(In thousands)
Current:
U.S.	$865	$76	$700
Foreign	808	3,306	1,475

Total	$1,673	$3,382	$2,175

      Income (loss) before provision for income taxes consists of the following:

	Years Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

	(In thousands)
U.S.	$(115,331)	$(592,540)	$(320,176)
Foreign	148,806	(50,476)	(11,716)

Total	$33,475	$(643,016)	$(331,892)

      Subject to the Company’s continued compliance with certain legal requirements, the Company currently has a tax holiday for its operations in Singapore that has been extended to June 30, 2005.

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes differs from the amount computed by applying the U.S. statutory rate of 35% to the income (loss) before income taxes for the years ended December 30, 2000, December 29, 2001 and December 28, 2002. The principal reasons for this difference are as follows:

	Years Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

	(In thousands)
Income tax expense (benefit) at U.S. statutory rate	$11,716	$(225,056)	$(116,162)
Rate differential on foreign operations	(6,510)	(30,046)	(33,003)
Repatriated foreign earnings	4,206	48,258	52,499
Losses not providing current tax benefit	—	100,360	56,559
Benefit of prior years U.S. losses	(11,664)	—	—
Valuation of temporary differences	(1,931)	—	—
Stock compensation expense	1,323	74	537
Alternative minimum tax	687	—	—
Nondeductible purchased research and development	3,529	109,541	40,802
Other	317	251	943

Total	$1,673	$3,382	$2,175

      Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of

	December 29,	December 28,
	2001	2002

Deferred tax assets:
Inventory reserves and accruals	$6,410	$6,298
Depreciation	14,566	24,388
Sales related reserves	32,235	30,729
Net operating loss carry-forwards	263,770	301,559
Tax credit carry-forwards	25,046	27,550
Capitalized research and development	53,881	41,086
Other	30,267	26,391

Total deferred tax assets	426,175	458,001
Valuation allowance for deferred tax assets	(372,063)	(384,353)

Net deferred tax assets	$54,112	$73,648

Deferred tax liabilities:
Unremitted earnings of certain foreign entities	251,668	269,271
Unrealized gain (loss) on investments in equity securities	(1,101)	832

Total deferred tax liabilities	250,567	270,103

Net deferred tax liabilities	$196,455	$196,455

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the years ended December 30, 2000, December 29, 2001 and December 28, 2002 the valuation allowance for deferred tax assets decreased by $72.6 million, increased by $141.3 million and $12.3 million respectively.

      As of December 28, 2002, for federal income tax purposes, the Company had net operating loss carry-forwards of $848.9 million and tax credit carry-forwards of approximately $22.9 million, which will expire beginning in fiscal years 2008 and 2003, respectively. To the extent that net operating loss carry-forward when realized relate to stock option deductions, the resulting benefits will be credited to stockholders’ equity. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carry-overs that can be utilized each year. The Company determined it had undergone such an ownership change during 2001. Consequently, utilization of approximately $351.2 million of net operating loss carry-forward and the deduction equivalent of approximately $17.4 million of tax credit carry-forward will be limited to approximately $16.0 million per year from prior ownership change in 1998. Also, approximately $244.3 million of net operating loss carry-forward and the deduction equivalent of approximately $2.9 million of tax credit carryforward will be limited to approximately $42.0 million per year from the change of ownership resulting from the Quantum HDD acquisition.

      The Company was part of the HEA consolidated group for federal income tax returns for periods from early 1996 to August 1998 (the “Affiliation Period”). As a member of the HEA consolidated group, the Company was subject to a tax allocation agreement. During the Affiliation Period, for financial reporting purposes, the Company’s tax loss was computed on a separate tax return basis and, as such, the Company did not record any tax benefit in its financial statements for the amount of the net operating loss included in the HEA consolidated income tax return.

      The Company ceased to be a member of the HEA consolidated group as of August 1998. The Company remains liable for its share of the total consolidated or combined tax return liability of the HEA consolidated group prior to August 1998. The Company has agreed to indemnify or reimburse HEA if there is any increase in the Company’s share of the HEA consolidated or combined tax return liability resulting from revisions to the Company’s taxable income.

      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s merger with Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the split-off, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. The Company must also indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods before the split-off, limited in the aggregate to $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross-up payment. Currently, $138.5 million remains on the original indemnity. Management has determined that, based on the facts available at this time, the likelihood that the payment will exceed $138.5 million is remote. As of December 28, 2002, the Company has reimbursed $3.5 million to Quantum Corporation leaving a balance of $138.5 million on the original indemnity.

      The Company purchased a $340 million insurance policy covering the risk that the split-off of Quantum HDD from Quantum DSS could be determined to be subject to federal income tax or state income or franchise tax. Under the “Tax Sharing and Indemnity Agreement,” the Company agreed to indemnify Quantum for the amount of any tax payable by Quantum as a result of the split-off to the extent such tax is not covered by such insurance policy, unless imposition of the tax is the result of Quantum’s actions, or acquisitions of Quantum stock, after the split-off. The amount of the tax not covered by insurance could be substantial. In addition, if it is determined that Quantum owes federal or state tax as a result of the split-off

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the circumstances giving rise to the tax are covered by the Company’s indemnification obligations, the Company will be required to pay Quantum the amount of the tax at that time, whether or not reimbursement may be allowed under the Company’s tax insurance policy.

      In accordance with Emerging Issues Task Force 93-7 “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the Company recorded approximately $196.4 million of deferred tax liabilities in connection with the acquisition of Quantum HDD on April 2, 2001. The deferred taxes were recorded principally to reflect the taxes which would become payable upon the repatriation of the cash which was invested abroad by Quantum HDD.

15.	Net Income (Loss) Per Share

      In accordance with the disclosure requirements of SFAS No. 128, “Earnings per Share,” a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations is provided as follows (in thousands, except share and per share amounts):

	Years Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

Numerator — Basic and Diluted
Income (Loss) from continuing operations	$72,407	$(598,179)	$(260,566)
Loss from discontinued operations	$(40,605)	$(48,219)	$(73,501)

Net income (loss)	$31,802	$(646,398)	$(334,067)

Net income (loss) available to common stockholders	$31,802	$(646,398)	$(334,067)

Denominator
Basic weighted average common shares outstanding	113,432,679	206,911,952	239,474,179
Effect of dilutive securities:
Common stock options	3,890,803	—	—
Restricted shares subject to repurchase	1,792,500	—	—

Diluted weighted average common shares	119,115,982	206,911,952	239,474,179

Net income (loss) per share — basic
Continuing operations	$0.64	$(2.89)	$(1.09)
Discontinued operations	$(0.36)	$(0.23)	$(0.31)

Total	$0.28	$(3.12)	$(1.40)

Net income (loss) per share — diluted
Continuing operations	$0.61	$(2.89)	$(1.09)
Discontinued operations	$(0.34)	$(0.23)	$(0.31)

Total	$0.27	$(3.12)	$(1.40)

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following securities and restricted shares subject to repurchase are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive:

	Years Ended

	December 30,	December 29,	December 28,
	2000	2001	2002

Common stock options	—	34,531,082	31,575,054
Restricted shares subject to repurchase	—	1,505,891	1,012,752

16.	Employee Benefit Plan

401(k) Plan

      The Company maintains a retirement and deferred savings plan for its employees (the “401(k) Plan”) which is intended to qualify as a tax-qualified plan under the Code. The 401(k) Plan is a profit sharing plan which is intended to qualify under section 401(a) of the Internal Revenue Code of 1986, as amended, which includes a cash or deferred arrangement intended to satisfy the requirements of Code section 401(k). The 401(k) Plan has been amended from time to time to comply with applicable laws and regulations. Under the 401(k) Plan, in addition to the Company match, the Company may make discretionary contributions. The Company’s contributions to the 401(k) Plan, for the years ended December 30, 2000, December 29, 2001 and December 28, 2002 were $3.1 million, $6.3 million and $6.9 million, respectively. All amounts contributed by participants and the Company, along with earnings on such contributions are fully vested at all times.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of Maxtor Corporation:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Maxtor Corporation and its subsidiaries at December 29, 2001 and December 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in such index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” effective December 30, 2001.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 29, 2003

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item with respect to identification of directors is incorporated by reference to the information contained in the section captioned “Election of Directors” in the Proxy Statement. For information with respect to our executive officers, see “Executive Officers” at the end of Item 1, Part I of this report. Information with respect to Item 405 of Regulation S-K is incorporated by reference to the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11.	Executive Compensation

      The information required by this Item is incorporated herein by reference to the information contained in the section captioned “Executive Compensation and Other Matters” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference to the information contained in the sections captioned “Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plans” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to the information contained in the section captioned “Executive Compensation and Other Matters” in the Proxy Statement.

Item 14.	Controls and Procedures

      (a) Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Acting Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, our President, Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

      (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

      (1)-(2) Financial Statements and Financial Statement Schedules — See Index to Consolidated Financial Statements under Item 8 on page 51 of this report.

      (3) Exhibits. See Index to Exhibits on pages 98 to 102 hereof.

      (b) Reports on Form 8-K.

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 26th day of March, 2003.

MAXTOR CORPORATION
(Registrant)

By	/s/ PAUL J. TUFANO

Paul J. Tufano
President, Chief Executive Officer,
Director and Acting Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL J. TUFANO Paul J. Tufano	President, Chief Executive Officer, Director and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 26, 2003

/s/ CHONG SUP PARK Dr. Chong Sup Park	Chairman of the Board	March 26, 2003

/s/ CHARLES M. BOESENBERG Charles M. Boesenberg	Director	March 26, 2003

/s/ MICHAEL R. CANNON Michael R. Cannon	Director	March 26, 2003

/s/ CHARLES F. CHRIST Charles F. Christ	Director	March 26, 2003

/s/ THOMAS L. CHUN Thomas L. Chun	Director	March 26, 2003

/s/ CHARLES HILL Charles Hill	Director	March 26, 2003

/s/ ROGER W. JOHNSON Roger W. Johnson	Director	March 26, 2003

CERTIFICATIONS

I, Paul J. Tufano, certify that:

      1.     I have reviewed this annual report on Form 10-K of Maxtor Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PAUL J. TUFANO _______________________________________ Paul J. Tufano
President, Chief Executive Officer
and Acting Chief Financial Officer

Date:     March 28, 2003

MAXTOR CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charged to
		Cost,
	Balance at	Expenses					Balance at
	Beginning	and Other					End of
Fiscal Year Ended	of Period	Accounts	Deductions		Other		Period

	(In thousands)
2002
Allowance for doubtful accounts	$21,638	$(1,000)	$2,318	(1)	$—		$18,320
Revenue reserves	$102,332	$339,266	$358,720		$—		$82,878
Valuation allowance for deferred tax assets	$372,063	$12,290	$—		$—		$384,353
2001
Allowance for doubtful accounts	$15,148	$7,200	$710	(1)	$—		$21,638
Revenue reserves	$44,254	$301,641	$303,823		$60,260	(2)	$102,332
Valuation allowance for deferred tax assets	$230,746	$141,317	$—		$—		$372,063
2000
Allowance for doubtful accounts	$15,459	$8,100	$8,411	(1)	$—		$15,148
Revenue reserves	$35,927	$110,518	$102,191		$—		$44,254
Valuation allowance for deferred tax assets	$303,368	$—	$72,622		$—		$230,746

(1)	Deductions represent recoveries of previously reserved balances and write-offs of fully reserved balances for which collection efforts have been exhausted.

(2)	Reflects reserves acquired from the acquisition of Quantum HDD in 2001.

      Allowance for Doubtful Accounts. The provision for doubtful accounts consists of the Company’s estimates with respect to the uncollectability of our receivables, net of recoveries of amounts previously written off. The Company must make estimates of the uncollectability of its accounts receivables. The Company specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

      Revenue Reserves. The provision for sales returns and allowances consists of the Company’s estimates of potential future product returns related to current period product revenue, and specific provisions for original equipment manufacturer, distributor and retailer sales incentives (“allowances”) that are reductions in the revenue to be realized. The Company analyzes historical returns, current economic trends, and changes in customer demand and acceptance of its products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

INDEX TO EXHIBITS

Exhibit
Number		Description

3	.1(9)	Restated Certificate of Incorporation of Registrant.
3	.2(10)	Certificate of Correction to the Restated Certificate of Incorporation of Registrant.
3	.3(11)	Amended and Restated Bylaws of Registrant, dated March 12, 2001.
3	.4(12)	Certificate of Merger as filed with the Secretary of State of State of Delaware on April 2, 2001.
4	.1(4)	Stockholder Agreement dated June 25, 1998.
4	.2(13)	Reimbursement Agreement between Maxtor and Quantum Corporation, dated April 2, 2001, together with the Third Supplemental Trust Indenture dated April 2, 2001, the Second Supplemental Trust Indenture dated August 4, 1999, the Supplemental Trust Indenture dated August 1, 1997, and the Indenture dated August 1, 1997.
10	.1(6)	Form of Indemnification Agreement between Registrant and Registrant’s directors and officers.**
10	.2(4)	Indenture dated as of March 1, 1987 between Registrant and Security Pacific National Bank, as Trustee.
10	.3(1)	Amendment to the Financing Agreement among Registrant and the CIT Group/ Business Credit, Inc., dated October 17, 1995.
10	.4(3)	Employment Agreement between Michael R. Cannon and Registrant, dated June 17, 1996.**
10	.5(3)	Employment Agreement between Paul J. Tufano and Registrant, dated July 12, 1996.**
10	.6(4)	Employment Agreement between Philip Duncan and Registrant dated July 15, 1996.**
10	.7(4)	Employment Agreement between K.H. Teh and Registrant, dated March 23, 1997.**
10	.8(4)	Lease Agreement between Milpitas Oak Creek Delaware, Inc. and Registrant dated as of February 23, 1998.
10	.9(4)	Land Lease between Housing Development Board and Maxtor Singapore Limited dated as of March 8, 1991.
10	.10(4)	Sublicense Agreement between Hyundai Electronics Industries Co., Ltd., and Registrant dated as of January 1, 1996.
10	.11(4)	Tax Allocation Agreement dated as of July 21, 1995 among Hyundai Electronics America (n/k/a Hynix Semiconductor America Inc.), Registrant and certain other subsidiaries.
10	.12(4)	Tax Indemnification Agreement and Amendment to Tax Allocation Agreement dated June 26, 1998.
10	.13(4)	Indemnity Agreement between Hyundai Electronics Industries Co., Ltd. and Registrant dated June 25, 1998.
10	.14(4)	License Agreement between Registrant and Hyundai Electronics Industries Co., Ltd. dated June 25, 1998.
10	.15(4)	1998 Restricted Stock Plan.**
10	.16(4)	Form of Restricted Stock Grant Agreement.**
10	.17(4)	Chief Executive Officer Retention Agreement dated as of May 29, 1998 between Registrant and Michael R. Cannon.**
10	.18(4)	Retention Agreement dated as of May 29, 1998 between Registrant and Paul J. Tufano.**
10	.19(4)	Form of Retention Agreement between Registrant and Executive Officers.**
10	.20(4)	Letter Agreement between Victor B. Jipson and Registrant dated as of June 10, 1998.**
10	.21(5)	Purchase and Sale Agreement, dated as of July 31, 1998, between Registrant and Maxtor Receivables Corporation.
10	.22(5)	Receivables Purchase Agreement, dated as of July 31, 1998, among Maxtor Receivables Corporation, the Registrant, BlueKeel Funding LLC and Fleet National Bank.

Exhibit
Number		Description

10	.23(9)	Form of Tax Opinion Insurance Policy.
10	.24(7)	Executive Retention Incentive Agreement between Michael R. Cannon and Registrant dated June 25, 1999.**
10	.25(7)	Promissory Note between Michael R. Cannon and Registrant dated June 23, 1999.**
10	.26(8)	Executive Retention Incentive Agreement and Promissory Note between Registrant and Victor B. Jipson, dated October 18, 1999.**
10	.27(8)	Executive Retention Incentive Agreement and Promissory Note between Registrant and Paul J. Tufano, dated October 18, 1999.**
10	.28(7)	Capital Assistant Scheme Loan Agreement between Maxtor Peripherals (S) Pte Ltd. and the Economic Development Board of Singapore dated September 9, 1999.
10	.29(7)	Guarantee Facility Agreement between Maxtor Peripherals (S) Pte Ltd. and the Bank of Nova Scotia, Singapore branch dated August 31, 1999.
10	.30(8)	Lease Agreement for Premises Located at 2452 Clover Basin Drive, Longmont, Colorado, between Registrant, as Tenant, and Pratt Land Limited Liability Company, as Landlord, dated October 28, 1999.
10	.31(8)	Forms of Executive Retention Incentive Agreement and Promissory Note Between Registrant and Pantelis Alexopoulos, Michael D. Cordano, Phillip C. Duncan, Misha Rozenberg, Glenn H. Stevens, K.H. Teh and Michael J. Wingert, each dated November 19, 1999.**
10	.32(11)	1998 Employee Stock Purchase Plan.**
10	.33(9)	Form of Tax Opinion Insurance Policy.
10	.34(13)	Form of Tax Opinion Insurance Policy Rider.
10	.35(13)	Option to Purchase Shares of Stock by and between Hynix Semiconductor America, Inc. and Maxtor.
10	.36(14)	Master Agreement between Matsushita Kotobuki Electronics Industries, Ltd., and Registrant dated April 2, 2001.*
10	.37(14)	Purchase Agreement between Matsushita Kotobuki Electronics Industries, Ltd., and Registrant dated April 2, 2001.*
10	.38(12)	Separation and Redemption Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Maxtor Corporation.
10	.39(12)	Tax Sharing and Indemnity Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Maxtor Corporation.
10	.40(12)	Transitional Services Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Maxtor Corporation.
10	.41(12)	Intellectual Property Agreement dated as of April 2, 2001 by and between Quantum Corporation and Insula Corporation.
10	.42(12)	Indemnification Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Maxtor Corporation.
10	.43(12)	Real Estate Matters Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Maxtor Corporation.
10	.44(12)	General Assignment and Assumption Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.
10	.45(14)	Amendment to Liquidity Agreement dated June 30, 2001, among the Registrant, Blue Keel Funding, LLC, the Liquidity Institutions and Fleet National Bank.
10	.46(15)	Lease Amendment and Novation Agreement made as of August 31, 2001, by and between FortuneFirst, LLC, Hynix Semiconductor America Inc., and MMC Technology, Inc.
10	.47(15)	Termination of Lease Agreement made effective as of September 20, 2001, by and between Pratt Land Limited Liability Company and Registrant.

Exhibit
Number		Description

10	.48(15)	Guaranty made as of September 2, 2001, by Registrant to and for the benefit of CIT Technologies Corporation.
10	.49(15)	$12,273,650.11 Promissory Note of MMC Technology, Inc. in favor of Hynix Semiconductor America Inc. and assumed by Registrant dated September 2, 2001.
10	.50(15)	$2,000,000 Promissory Note of Hyundai Electronics America (n/k/a Hynix Semiconductor America Inc.) in favor of Registrant dated January 5, 2001.
10	.51(11)	Employment Offer Letter from Registrant to Michael J. Wingert dated October 31, 2001.**
10	.52(11)	Forms of First Amendment to Executive Retention Incentive Agreement and Amended Restated Promissory Note Between Registrant and Pantelis Alexopoulos, Michael D. Cordano, Phillip C. Duncan, Misha Rozenberg, Glenn H. Stevens, K.H. Teh, Paul J. Tufano, Michael J. Wingert, David Beaver and Michael R. Cannon, each dated as of November 1, 2001.**
10	.53(11)	First Amendment to Purchase Agreement between Matshushita Kotobuki Electronics Industries, Ltd. And Registrant dated as of November 2, 2001.
10	.54(11)	Amended and Restated Receivables Purchase Agreement, dated as of November 15, 2001, among Maxtor Receivables Corporation, Registrant, the Purchasers, the Committed Purchasers, the Agents and Fleet National Bank.
10	.55(11)	Long-term Incentive Plan Offer Letter from Registrant to Gerald Schenkkan dated December 5, 2001.**
10	.56(11)	First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of February 15, 2002, among Maxtor Receivables Corporation, Registrant, the Purchasers, the Committed Purchasers, the Agents and Fleet National Bank.
10	.57(11)	Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of March 15, 2002, among Maxtor Receivables Corporation, Registrant, the Conduit Purchasers, the Committed Purchasers, the Agents and Fleet National Bank.
10	.58(16)	Form of Second Amendment to Executive Retention Agreement between Registrant and Pantelis S. Alexopoulos, Michael D. Cordano, Phillip C. Duncan, Michael J. Wingert, David L. Beaver, Misha Rozenberg and Glenn H. Stevens, each dated as of May 24, 2002.**
10	.59(16)	Third Amendment to Amended and Restated Receivables Purchase Agreement, dated as of May 28, 2002 by and among Registrant, Maxtor Receivables Corporation, the Conduit Purchasers, the Committed Purchasers, the Agents and Fleet National Bank.
10	.60(16)	Bank Guarantee Facility of SGD 23,000,000, Amendments to Covenants on Tangible Networth and Consolidated Cash Balance, dated as of June 20, 2002, between the Bank of Nova Scotia, Singapore Branch, and Maxtor Peripherals(s) Pte Ltd.
10	.61(16)	Revolving Bank Guarantee Facility of SGD 666,000, Amendments to Covenants on Tangible Networth and Consolidated Cash Balance, dated as of June 20, 2002, between the Bank of Nova Scotia, Singapore Branch and Maxtor Peripherals(s) Pte Ltd.
10	.62(17)	Maxtor Corporation Amended and Restated Executive Deferred Compensation Plan effective April 2, 2001.**
10	.63(17)	Maxtor Corporation Restricted Stock Unit Plan.**
10	.64(17)	Form of Restricted Stock Unit Award Agreement between the Registrant and Michael R. Cannon (200,000 shares), Paul J. Tufano (140,000 shares), Victor B. Jipson (100,000 shares), Michael Cordano (70,000 shares), K.H. Teh (70,000 shares), Pantelis S. Alexopoulos (70,000 shares), Phillip C. Duncan (50,000 shares), Glenn H. Stevens (50,000 shares), David L. Beaver (50,000 shares), Misha Rozenberg (50,000 shares), each dated as of June 10, 2002.**
10	.65(17)	Bank Guarantee Facility of SGD 17,250,000, Waiver of the Consolidated Tangible Net Worth Covenant for 3rd Quarter Ended 28 September 2002, dated as of October 22, 2002, by and among the Bank of Nova Scotia and Maxtor Peripherals(s) Pte Ltd.

Exhibit
Number		Description

10	.66(17)	Revolving Bank Guarantee Facility of SGD 666,000, Waiver of the Consolidated Tangible Net Worth Covenant for 3rd Quarter Ended 28 September 2002, dated as of October 22, 2002, by and among the Bank of Nova Scotia and Maxtor Peripherals(s) Pte Ltd.
10	.67(17)	Fourth Amendment to Amended and Restated Receivables Purchase Agreement and Amendment to Fee Letter, dated as of November 5, 2002, by and among Maxtor Receivables Corporation, Maxtor Corporation, the Committed Purchasers, the Conduit Purchasers, the Agents, and Fleet National Bank.
10	.68(17)	Amendment to Liquidity Agreement, dated as of November 5, 2002 by and among Blue Keel Funding, LLC, the Liquidity Institutions, and Fleet National Bank.
10	.69(17)	Waiver, dated as of October 21, 2002, by and among Registrant, Maxtor Receivables Corporation, the Conduit Purchasers, the Committed Purchasers, the Agents, and Fleet National Bank.
10.70		Maxtor Corporation Amended and Restated 1996 Stock Option Plan.**
10.71		Fifth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of December 13, 2002 by and among Registrant, Maxtor Receivables Corporation, the Committed Purchasers, and Fleet National Bank.
10.72		Repurchase Agreement dated as of December 31, 2002 by and among Registrant, Maxtor Receivables Corporation, the Purchasers, and Fleet National Bank.
10.73		Bank Guarantee Facility of SGD 17,250,000, Deletion of Consolidated Tangible Net Worth Covenant dated as of January 29, 2003, by and among the Bank of Nova Scotia and Maxtor Peripherals(s) Pte Ltd.
10.74		Revolving Bank Guarantee Facility, Increase in limit from SGD 660,000 to SGD 1,200,000, and Deletion of Consolidated Tangible Net Worth Covenant dated as of January 29, 2003, by and among the Bank of Nova Scotia and Maxtor Peripherals(s) Pte Ltd.
10.75		Extension of Master Business Agreement Dated April 30, 1998, between Registrant and Texas Instruments Incorporated, as accepted and agreed to on December 13, 2002.
10.76		Standard Volume Purchase Agreement between Registrant, Agere Systems, Inc., and Agere Systems Singapore Pte. Ltd., effective as of January 1, 2002.*
10.77		Second Amendment to Purchase Agreement between Matsushita Kotobuki Electronics Industries, Ltd. and Registrant, dated February 5, 2003.
21.1		List of Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Accountants.
99.1		Certification of Paul J. Tufano, President, Chief Executive Officer, and Acting Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit (or portions thereof) has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

**	Management contract, or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibits of Form 10-Q filed February 14, 1996.

(2)	Incorporated by reference to exhibits of Form 8-K filed June 28, 1996.

(3)	Incorporated by reference to exhibits of Form 10-K filed March 27, 1997.

(4)	Incorporated by reference to exhibits to registration statement on Form S-1, File No. 333-56099, filed June 5, 1998, as amended.

(5)	Incorporated by reference to exhibits of Form 10-Q filed November 10, 1998.

(6)	Incorporated by reference to exhibits of registration statement on Form S-3, File No. 333-69307, filed December 21, 1998, as amended.

(7)	Incorporated by reference to exhibits of Form 10-Q filed November 16, 1999.

(8)	Incorporated by reference to exhibits of Form 10-K filed March 29, 2000.

(9)	Incorporated by reference to exhibits of registration statement on Form S-4, File No. 333-51592, filed December 11, 2000, as amended.

(10)	Incorporated by reference to exhibit of Form 8-K filed March 2, 2001.

(11)	Incorporated by reference to exhibits of Form 10-K filed March 30, 2001, as amended.

(12)	Incorporated by reference to exhibits of Form 8-K filed April 17, 2001.

(13)	Incorporated by reference to exhibits to registration statement on Form S-3, File No. 333-61770, filed May 29, 2001, as amended.

(14)	Incorporated by reference to exhibits of Form 10-Q filed August 14, 2001, as amended.

(15)	Incorporated by reference to exhibits of Form 10-Q filed November 13, 2001.

(16)	Incorporated by reference to exhibits of Form 10-Q filed August 13, 2002.

(17)	Incorporated by reference to exhibits of Form 10-Q filed November 12, 2002.