Form 10-Q
period 2003-03-29
MAXTOR CORP
filed 2003-05-13
CIK 711039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 29, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-16447

Maxtor Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0123732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 McCarthy Boulevard, Milpitas, CA (Address of principal executive offices)	95035 (Zip Code)

Registrant’s telephone number, including area code:

(408) 894-5000

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of May 6, 2003, 244,956,566 shares of the registrant’s Common Stock, $.01 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION
Item1. Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Operations
MAXTOR CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
MAXTOR CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
SIGNATURES
CERTIFICATIONS
EXHIBIT 4.1
EXHIBIT 4.2
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 99.1

MAXTOR CORPORATION

FORM 10-Q

March 29, 2003

PART I.     FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MAXTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29,	December 28,
	2003	2002

	(Unaudited)

	(In thousands, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$328,666	$306,444
Restricted cash	54,008	56,747
Marketable securities	83,722	87,507
Accounts receivable, net of allowance of doubtful accounts of $19,414 at March 29, 2003 and $18,320 at December 28, 2002	320,245	363,664
Inventories	217,073	175,545
Prepaid expenses and other	46,145	33,438

Total current assets	1,049,859	1,023,345
Property, plant and equipment, net	340,153	364,842
Goodwill	813,951	813,951
Other intangible assets, net	126,340	146,898
Other assets	10,108	11,798

Total assets	$2,340,411	$2,360,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$40,072	$41,042
Accounts payable	620,203	642,206
Accrued and other liabilities	452,776	471,750
Liabilities of discontinued operations	6,902	11,646

Total current liabilities	1,119,953	1,166,644
Deferred taxes	196,455	196,455
Long-term debt, net of current portion	198,274	206,343
Other liabilities	195,151	199,071

Total liabilities	1,709,833	1,768,513
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 249,815,926 shares issued and 244,815,926 shares outstanding at March 29, 2003 and 247,507,244 shares issued and 242,507,244 shares outstanding at December 28, 2002	2,498	2,475
Additional paid-in capital	2,358,095	2,349,253
Deferred stock-based compensation	(920)	(1,193)
Accumulated deficit	(1,713,183)	(1,740,591)
Cumulative other comprehensive income	4,088	2,377
Treasury stock (5,000,000 shares) at cost	(20,000)	(20,000)

Total stockholders’ equity	630,578	592,321

Total liabilities and stockholders’ equity	$2,340,411	$2,360,834

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	March 29,	March 30,
	2003	2002

	(Unaudited)

	(In thousands, except share and per
	share amounts)
Net revenues	$938,889	$1,036,100
Cost of revenues	767,042	922,334

Gross profit	171,847	113,766
Operating expenses:
Research and development	86,661	103,058
Selling, general and administrative	31,932	41,352
Amortization of intangible assets	20,562	20,562

Total operating expenses	139,155	164,972

Income/ (loss) from operations	32,692	(51,206)
Interest expense	(5,422)	(6,546)
Interest and other income	1,327	3,029
Other gain	88	—

Income/ (loss) from continuing operations before income taxes	28,685	(54,723)
Provision for income taxes	1,277	654

Income/ (loss) from continuing operations	27,408	(55,377)
Loss from discontinued operations	—	(9,661)

Net income/(loss)	$27,408	$(65,038)

Net income/ (loss) per share — basic
Continuing operations	$0.11	$(0.23)
Discontinued operations	$—	$(0.04)

Total	$0.11	$(0.27)

Net income/ (loss) per share — diluted
Continuing operations	$0.11	$(0.23)
Discontinued operations	$—	$(0.04)

Total	$0.11	$(0.27)

— basic	243,634,139	236,956,653
— diluted	246,866,117	236,956,653

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 29,	March 30,
	2003	2002

	(Unaudited)

	(In thousands)
Cash Flows from Operating Activities:
Net income (loss) from continuing operations	$27,408	$(55,377)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	41,942	35,826
Amortization of intangible assets	20,562	20,562
Amortization of deferred compensation related to Quantum	—	4,103
Stock-based compensation expense	273	1,491
Loss on sale of property, plant and equipment and other assets	2,308	1,026
Gain on retirement of bond	(111)	(1,035)
Change in assets and liabilities:
Accounts receivable	43,419	20,391
Inventories	(41,528)	(10,224)
Prepaid expenses and other assets	(8,992)	(3,497)
Accounts payable	(18,232)	28,977
Accrued and other liabilities	(22,898)	(53,910)

Net cash provided by (used in) operating activities from continuing operations	44,151	(11,667)
Net cash flow provided by (used in) discontinued operations	(4,744)	3,991

Net cash provided by (used in) operating activities	39,407	(7,676)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	103	36
Purchase of property, plant and equipment	(20,609)	(23,573)
Decrease (Increase) in restricted cash	2,739	(462)
Proceeds from sale of marketable securities	17,357	43,673
Purchase of marketable securities	(13,886)	(18,678)

Net cash provided by (used in) investing activities	(14,296)	996

Cash Flows from Financing Activities:
Principal payments of debt including short-term borrowings	(4,622)	(12,535)
Principal payments under capital lease obligations	(7,132)	(5,803)
Repurchase of common stock	—	(579)
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	8,865	11,145

Net cash used in financing activities	(2,889)	(7,772)

Net change in cash and cash equivalents	22,222	(14,452)
Cash and cash equivalents at beginning of period	306,444	379,927

Cash and cash equivalents at end of year	$328,666	$365,475

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$7,370	$8,757
Income taxes	$1,551	$4,817
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$3,287	$5,184
Retirement of debt in exchange for bond redemption	$5,000	$5,000
Change in unrealized gain (loss) on investments	$1,711	$(1,006)
Purchase of property, plant and equipment financed by capital lease obligations	$2,826	$—

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation (“Maxtor” or the “Company”) and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2002 incorporated in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

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

Fiscal Calendar

      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31. As a result, the three month period ended March 29, 2003 comprised 13 weeks, as did the three month period ended March 30, 2002. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

2.     Discontinued Operations

      On August 15, 2002, the Company announced its decision to shut down the manufacturing and sales of its MaxAttachTM branded network attached storage products of the Company’s Network Systems Group (“NSG”). The discontinuance of the NSG operations represents the abandonment of a component of an entity as defined in paragraph 47 of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company’s financial statements have

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been presented to reflect NSG as a discontinued operation for all periods presented. Its liabilities (no remaining assets) have been segregated from continuing operations in the accompanying consolidated balance sheets and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations.

      Operating results of NSG are presented in the following table (in millions):

	Three Months Ended

	March 29,	March 30,
	2003	2002

Revenue from discontinued operations	$—	$8.6
Loss from discontinued operations	$—	$(9.7)

      The following is a summary of the liabilities of the NSG discontinued operations as of March 29, 2003 (in millions):

Accounts payable	$1.4
Payroll and other accrued expenses	1.7
Warranty, returns and other	3.8

Total	$6.9

3.     Restructuring

      During the year ended December 28, 2002, the Company recorded a restructuring charge of $9.5 million associated with closure of one of its facilities located in California. The amount comprised $8.9 million of future non-cancelable lease payments, which are expected to be paid over several years based on the underlying lease agreement, and the write-off of $0.6 million in leasehold improvements. The restructuring accrual is included on the balance sheet within accrued and other liabilities with the balance of $8.5 million after cash payments of $0.4 million during the three months ended March 29, 2003.

4.     Quantum HDD Acquisition

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the activity related to the merger-related restructuring costs as of March 29, 2003:

		Severance
	Facility	and	Other
	Costs	Benefits	Costs	Total

		(In millions)
Provision at April 2, 2001.	$59.1	$29.2	$12.7	$101.0
Amounts paid	(0.9)	(15.5)	(12.7)	(29.1)

Balance at December 29, 2001	58.2	13.7	—	71.9
Amounts paid	(4.5)	(13.7)	—	(18.2)

Balance at December 28, 2002	53.7	—	—	53.7
Amounts paid	(2.6)	—	—	(2.6)

Balance at March 29, 2003.	$51.1	$—	$—	$51.1

      The balance remaining in the facilities exit accrual is expected to be paid over several years based on the underlying lease agreements. The merger-related restructuring accrual is included on the balance sheet within Accrued and other liabilities and Other liabilities.

5.     Restricted Cash

      The Company’s restricted cash balance of $54.0 million at March 29, 2003, is associated with short-term letters of credit (“LOCs”), where the Company has chosen to provide cash security in order to lower the cost of the LOCs.

6.     Supplemental Financial Statement Data

	March 29,	December 28,
	2003	2002

Inventories:
Raw materials	$46,611	$40,209
Work-in-process	32,943	25,523
Finished goods	137,519	109,813

	$217,073	$175,545

Prepaid expenses and other:
Investments in equity securities, at fair value	$8,429	$6,589
Prepaid expenses and other	37,716	26,849

	$46,145	$33,438

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 29,	December 28,
	2003	2002

Property, plant and equipment, at cost:
Buildings	$138,901	$137,467
Machinery and equipment	545,657	548,149
Software	75,565	75,284
Furniture and fixtures	24,180	23,962
Leasehold improvements	84,523	77,925

	$868,826	$862,787
Less accumulated depreciation and amortization	(528,673)	(497,945)

Net property, plant and equipment	$340,153	$364,842

Accrued and other liabilities:
Income taxes payable	$23,215	$22,183
Accrued payroll and payroll-related expenses	64,150	76,876
Accrued warranty	266,583	278,713
Restructuring liabilities, short-term	10,631	11,589
Accrued expenses	88,197	82,389

	$452,776	$471,750

Other liabilities:
Payable to Quantum Corporation	$137,242	$138,567
Restructuring liabilities, long-term	48,920	50,921
Other	8,989	9,583

	$195,151	$199,071

7.     Accrued Warranty

      The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair of the hard drive and the warranty periods generally range from one to five years. The Company has comprehensive processes that it uses to estimate accruals for warranty exposure. The processes include specific detail on hard drives in the field by product type, estimated failure rates and costs to repair. Although the Company believes it has the continued ability to reasonably estimate warranty expenses, unforeseeable changes in factors used to estimate the accrual for warranty could occur. These unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the three months ended March 29, 2003 and March 30, 2002 were as follows (in thousands):

	March 29,	March 30,
	2003	2002

Balance at the beginning of the period	$(278,713)	$(313,894)
Accruals for warranties issued during the period	(30,296)	(55,526)
Settlements made (in cash or in kind) during the period	42,426	68,133

Balance at the end of the period	$(266,583)	$(301,287)

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Stock-Based Compensation

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

      The following pro forma net income (loss) information for Maxtor’s stock options and employee stock purchase plan has been prepared following the provisions of SFAS No. 123 (in thousands, except per share data):

	Years Ended

	March 29,	March 30,
	2003	2002

Net income/(loss) applicable to common stockholders, as reported	$27,408	$(65,038)
Add: Stock-based employee compensation expense included in reported net income/(loss)	273	1,491
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	5,523	11,206
Pro forma net income/(loss)	$22,158	$(74,753)

Net income/(loss) per share
As reported — basic	$0.11	$(0.27)
Pro forma — basic	$0.09	$(0.32)
As reported — diluted	$0.11	$(0.27)
Pro forma — diluted	$0.09	$(0.32)

      The fair value of option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended

	March 29,	March 30,
	2003	2002

Risk-free interest rate	2.88%	4.26%
Weighted average expected life	4.5 years	4.5 years
Volatility	75%	90%
Dividend yield	—	—

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of employee stock purchase plan option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended

	March 29,	March 30,
	2003	2002

Risk-free interest rate	1.12%	1.73%
Weighted average expected life	0.5 years	0.5 years
Volatility	75%	90%
Dividend yield	—	—

      No dividend yield is assumed as the Company has not paid dividends and has no plans to do so.

9.	Net Income/(Loss) Per Share

      In accordance with the disclosure requirements of Statements of Financial Accounting Standards No. 128, “Earnings per Share” a reconciliation of the numerator and denominator of the basic and diluted net loss per share calculations is provided as follows (in thousands, except share and per share amounts):

	Three Months Ended

	March 29,	March 30,
	2003	2002

Numerator — Basic and Diluted
Income/(loss) from continuing operations	$27,408	$(55,377)
Loss from discontinued operations	$—	$(9,661)

Net income/(loss)	$27,408	$(65,038)

Net income/(loss) available to common stockholders	$27,408	$(65,038)

Denominator
Basic weighted average common shares outstanding	243,634,139	236,956,653
Effect of dilutive securities:
Common stock options	3,135,070	—
Restricted shares subject to repurchase	96,908	—

Diluted weighted average common shares	246,866,117	236,956,653

Net income/(loss) per share — basic
Continuing operations	$0.11	$(0.23)
Discontinued operations	$—	$(0.04)

Total	$0.11	$(0.27)

Net income/(loss) per share — diluted
Continuing operations	$0.11	(0.23)
Discontinued operations	$—	(0.04)

Total	$0.11	$(0.27)

      Common stock options outstanding as of March 29, 2003 were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and the effect would have been antidilutive. Common stock options and restricted shares

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to repurchase as of March 30, 2002 were excluded from the computation of diluted net loss per share as their effect would have been antidilutive.

	Three Months Ended

	March 29,	March 30,
	2003	2002

Common stock options	17,747,072	34,502,248
Restricted shares subject to repurchase	—	1,295,362

10.	Short-Term Borrowings and Long-Term Debt

      Short-term borrowings and long-term debt consist of the following (in thousands):

	March 29,	December 28,
	2003	2002

5.75% Subordinated Debentures due March 1, 2012	$59,885	$60,427
Economic Development Board of Singapore Loan due March 2004	6,512	9,909
Pro rata portion of Quantum Corporation’s 7% Subordinated Convertible Notes due August 1, 2004	95,833	95,833
Mortgages	35,260	35,609
Equipment Loans and Capital Leases	40,856	45,607

	238,346	247,385
Less amounts due within one year	(40,072)	(41,042)

	$198,274	$206,343

      The 5.75% Subordinated Debentures due March 1, 2012 require semi-annual interest payments and annual sinking fund payments of $5.0 million, which commenced March 1, 1998. The Debentures are subordinated in right to payment to all senior indebtedness. The Company has fulfilled its sinking fund obligation until March 1, 2006. During the quarter ended March 29, 2003, the Company repurchased $0.5 million of debentures for $0.4 million. Accordingly, a gain of $0.1 million was recognized on the Company’s income statement within the caption of interest and other income.

      In September 1999, Maxtor Peripherals (S) Pte Ltd entered into a four-year Singapore dollar denominated loan agreement with the Economic Development Board of Singapore (the “Board”), which is being amortized in seven equal semi-annual installments ending September 2003. As of March 29, 2003, the balance was equivalent to $6.5 million. The Board charges interest at 1% above the prevailing Central Provident Fund lending rate, subject to a minimum of 3.5% per year (3.5% as of March 29, 2003). This loan is supported by a two-year guaranty from a bank. Cash is currently provided as collateral for this guaranty but the Company may, at its option, substitute other assets as security. As part of this arrangement, the Company had been subject to two financial covenants, the maintenance of minimum unrestricted cash and a tangible net worth test. On January 29, 2003, the loan agreement was amended to remove the tangible net worth covenant. As of March 29, 2003, the Company was in compliance with the covenant regarding maintenance of minimum restricted cash.

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the merger with Quantum HDD, the Company acquired real estate and related mortgage obligations. The term of the mortgages is ten years, at an interest rate of 9.2%, with monthly payments based on a twenty-year amortization schedule, and a balloon payment at the end of the 10-year term, which is September 2006. The outstanding balance at March 29, 2003 was $35.3 million.

      As of March 29, 2003, the Company had equipment loans and capital leases totaling $40.9 million. These obligations include certain capital equipment loans and leases assumed in connection with the acquisition of MMC, which as of March 29, 2003 amounted to $30.4 million, having maturity dates through October 2004 and interest rates averaging 9.9%.

      In April 2003, the Company secured credit lines with the Bank of China for up to $133 million to be used for the construction and working capital requirements of the manufacturing facility to be set up in Suzhou, China. These lines of credit are U.S.-dollar-denominated and are drawable until April 2007. Borrowings under these lines of credits are collateralized by the facilities to be established in Suzhou, China, bear interest at LIBOR plus 50 basis points (subject to adjustments to 60 basis points) repayable in eight semi-annual installments commencing October 2007, except for $30 million repayable in April 2013.

11.	Comprehensive Income/(Loss)

      Cumulative other comprehensive loss on the consolidated balance sheets consists of unrealized loss on investments. Total comprehensive income (loss) for the three months ended March 29, 2003 and March 30, 2002, is presented in the following table (in thousands):

	Three Months Ended

	March 29,	March 30,
	2003	2002

Net income/ (loss)	$27,408	$(65,038)
Unrealized gain/ (loss) on investments in equity securities	1,799	(2,292)
Less: reclassification adjustment for gain (loss) included in net income/ (loss)	88	(1,286)

Comprehensive income/ (loss)	$29,119	$(66,044)

12.	Segment, Geography and Major Customers Information

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

      Sales of continuing operations to original equipment manufacturers (“OEMs”) for the three months ended March 29, 2003 represented 42.5% of total revenue, compared to 43.2% of total revenue for the corresponding period in fiscal year 2002. Sales to the distribution and retail channels for the three months ended March 29, 2003 represented 57.5% of total revenue, compared to 56.8% of total revenue in the corresponding period in fiscal year 2002.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has a worldwide sales, service and distribution network. Products are marketed and sold through a direct sales force to computer equipment manufacturers, distributors and retailers in the United States, Europe, Latin America and Asia Pacific. Maxtor operations outside the United States primarily consist of its manufacturing facilities in Singapore that produce subassemblies and final assemblies for the Company’s disk drive products. Revenue from continuing operations by destination for the three months ended March 29, 2003 and March 30, 2002 and long-lived asset information by geographic area as of March 29, 2003 and December 28, 2002 are presented in the following table:

	Revenue		Long-lived Assets

	Three Months Ended		March 29,	December 28,
	March 29, 2003		2003	2002

United States and Canada	$319,108	$390,378	$1,173,171	$1,207,738
Asia Pacific and Japan	283,327	294,290	116,608	128,860
Europe, Middle East and Africa	330,593	340,623	773	891
Latin America and other	5,861	10,809	—	—

Total	$938,889	$1,036,100	$1,290,552	$1,337,489

      Long-lived assets located within the United States consist primarily of goodwill and other intangible assets, which amounted to $940.3 million and $960.8 million as of March 29, 2003 and December 28, 2002, respectively. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore, which amounted to $114.3 million and $127.6 million as of March 29, 2003 and December 28, 2002, respectively.

13.     Related Party Transactions

      In 1994, Hyundai Electronics Industries, “HEI,” which subsequently changed its name to Hynix Semiconductor, Inc. (“HSI”) and certain of its affiliates purchased 40% of Maxtor’s outstanding common stock for $150.0 million in cash. In early 1996, Hynix, formerly Hyundai Electronics America, or HEA, acquired all of the remaining shares of common stock of Maxtor in a tender offer and merger for $215.0 million in cash and also acquired all of Maxtor’s common stock held by HEI and its affiliates. Maxtor operated as a wholly-owned subsidiary of Hynix until completion of its initial public offering on July 31, 1998, which reduced the ownership interest of Hynix to below 50%. In April 2001 as a result of Maxtor’s acquisition of the Quantum HDD business, Hynix’s ownership in Maxtor was reduced to approximately 17% of the outstanding common stock. As described below, Hynix sold Maxtor shares to the public and to Maxtor in October 2001, reducing Hynix’s ownership to 5.17% at December 29, 2001, and in February 2002, Hynix distributed the balance of its Maxtor shares to the beneficial owners of a trust and has ceased to be a stockholder of Maxtor.

      Maxtor’s cost of revenue includes certain DRAM chip purchases from HSI. HSI is treated identically to its competitors in the process by which commodity electronics, principally DRAMs, are selected, qualified, and purchased; pricing is negotiated with selected suppliers on the basis of suppliers’ bids and market information. Maxtor’s purchases from HSI totaled $15.5 million from January 1, 2002 through February 2002, the month in which Hynix, HSI’s affiliate, ceased to be a stockholder of Maxtor.

      Pursuant to a sublicense agreement with HSI, Maxtor is obligated to pay a portion of an IBM license royalty fee otherwise due from HSI. Such payments are due in annual installments through 2007, and are based upon the license fee separately negotiated on an arms’ length basis between HSI and IBM. For the year ended December 28, 2002, Maxtor recorded $1.6 million of expenses in connection with this obligation.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

14.     Contingencies

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

15.     Goodwill and Other Intangible Assets

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

      The Company ceased amortizing goodwill totaling $846.0 million as of the adoption date, including $31.1 million, net of accumulated amortization, of acquired workforce intangibles previously classified as purchased intangible assets. Subsequent to the decision to shut down the manufacture and sales of NSG products, the Company wrote off goodwill related to the NSG operations of $32.0 million. As of March 29, 2002, goodwill amounted to $814.0 million.

      Purchased intangible assets are carried at cost less accumulated amortization. The Company evaluated its intangible assets and determined that all such assets have determinable lives. Amortization is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on purchased intangible assets to be $61.7 million in remainder of 2003, $37.0 million in 2004, $21.9 million in 2005, and $5.8 million in 2006, at which time purchased intangible assets will be fully amortized.

		March 29, 2003			December 28, 2002

		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net

	(Years)	(In thousands)			(In thousands)
Goodwill	—	$813,951	$—	$813,951	$813,951	$—	$813,951

Quantum HDD
Existing technology Core technology	5	$105,000	$(42,000)	$63,000	$105,000	$(36,750)	$68,250
Consumer electronics	3	8,900	(5,933)	2,967	8,900	(5,192)	3,708
High-end	3	75,500	(50,333)	25,167	75,500	(44,042)	31,458
Desktop	3	96,700	(64,467)	32,233	96,700	(56,408)	40,292
MMC Technology
Existing technology	5	4,350	(1,377)	2,973	4,350	(1,160)	3,190

Total other intangible assets		$290,450	$(164,110)	$126,340	$290,450	$(143,552)	$146,898

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with SFAS No. 142, the Company completed its impairment analysis as of January 1, 2002, upon the adoption of SFAS 142, and as of December 28, 2002 for the purpose of the annual review. The Company found no instances of impairment of the recorded goodwill on both dates and accordingly no impairment was recorded.

16.     Recent Accounting Pronouncements

      In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002.

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

17.     Subsequent Event

      On May 7, 2003, the Company sold $230 million in aggregate principal amount of convertible senior notes due 2010 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The amount sold reflects the exercise in full by the initial purchasers of the notes of their option to purchase up to an additional $30 million aggregate principal amount of the notes. The principal amount of convertible senior notes due 2010 will be recorded as long-term debt on the Company’s consolidated balance sheet.

      The notes bear interest at a rate of 6.80 percent per annum and are convertible into the Company’s common stock at a conversion rate of 81.5494 shares per $1,000 principal amount of the notes, or an aggregate of 18,756,362 shares, subject to adjustment in certain circumstances (equal to an initial conversion price of $12.2625 per share). The initial conversion price represents a 125 percent premium over the closing price of our common stock on May 1, 2003, which was $5.45 per share. The Company is obligated to file with the Securities and Exchange Commission a registration statement registering the notes and the shares underlying the notes within 90 days after May 7, 2003 and to have that registration statement declared effective within 180 days after May 7, 2003. For so long as the Company has not satisfied its registration obligations and the notes are not tradeable under Rule 144(k), the Company is subject to certain liquidated damages in the form of additional interest on the notes and if the Company fails to register the underlying shares into which the notes are convertible, in the event a holder elects to convert the notes during a period when the notes or the

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

underlying shares are not registered or tradeable under Rule 144(k) and the Company has not satisfied its registration obligations, the conversion rate will be increased by 3%.

      The Company may not redeem the notes prior to May 5, 2008. Thereafter, it may redeem the notes at 100% of their principal amount, plus accrued and unpaid interest, if the closing price of its common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the redemption notice exceeds 130% of the conversion price on such trading day.

      In connection with the sale of the notes, on May 7, 2003, the Company also repurchased from an affiliate of one of the initial purchasers of the notes 8,245,738 shares of its common stock for an aggregate purchase price of $44.9 million, at $5.45 per share, the closing price of its common stock on May 1, 2003, plus commissions. These repurchased shares will be recorded as treasury stock in the three month period ended June 28, 2003.

      On May 9, 2003, the Company entered into a two-year asset backed securitization facility of up to $100 million with certain financial institutions. The facility will use a special purpose subsidiary to purchase and hold all of the Company’s U.S. and Canadian accounts receivable and will borrow up to $100 million secured by the purchased receivables. This special purpose subsidiary will be consolidated for financial reporting purposes, and its resulting liabilities will appear on the consolidated balance sheet as short-term debt.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.

      This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements. Examples of forward-looking statements in this report include statements regarding our expectations as to average selling prices, demand for our products, capital expenditures, completion of our manufacturing facility in China, liquidity, litigation, and our relationships with vendors. In this report, the words “anticipates,” “believe,” “expect,” “intend,” “may,” “will,” “should,” “plan,” “estimate,” “predict,” “potential,” “future,” “continue,” or similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements, whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Performance” and elsewhere in this report.

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

      On April 2, 2001, we acquired Quantum Corporation’s Hard Disk Drive Group (“Quantum HDD”). The primary reason for our acquisition of Quantum HDD was to create a stronger, more competitive company, with enhanced prospects for continued viability in the storage industry. For additional information regarding the Quantum HDD acquisition, see note 4 of the Notes to Consolidated Financial Statements.

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

      On October 9, 2001, Hynix sold 23,329,843 shares (including exercise of the underwriters’ over-allotment) of Maxtor common stock in a registered public offering. Maxtor did not receive any proceeds from Hynix’s sale of Maxtor stock to the public. In addition, at the same time and on the same terms as Hynix’s sale of Maxtor stock to the public, we repurchased 5.0 million shares from Hynix for an aggregate purchase price of $20.0 million. These repurchased shares are being held as treasury shares. In February 2002, Hynix distributed the balance of its Maxtor shares to the beneficial owners of a trust and has ceased to be a stockholder of Maxtor.

      On August 15, 2002 we announced our decision to shut down the manufacturing and sale of our MaxAttachTM branded network attached storage products of our Network Systems Group (“NSG”). We worked with NSG customers for an orderly wind down of the business. The network attached storage market had fragmented since our entrance in 1999, with one segment of the NAS market becoming more commoditized and the other segment placing us in competition with some of our hard disk drive customers. The shut down of the operations of our NSG business allowed us to focus on our core hard disk drive market and further reduce expenses. The NSG business was accounted for as a discontinued operation and therefore, results of operations and cash flows have been removed from our results of continuing operations for all periods presented in this report. For additional information regarding the NSG discontinued operations, see note 2 of the Notes to Consolidated Financial Statements.

      On May 7, 2003, we sold $230 million in aggregate principal amount of convertible senior notes due 2010 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The amount sold reflects the exercise in full by the initial purchasers of the notes of their option to purchase up to an additional $30 million aggregate principal amount of the notes. For additional information regarding the convertible senior notes, see the discussion below under the heading “Liquidity and Capital Resources.”

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

      For additional information regarding the Company’s critical accounting policies mentioned above, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

Results of Operations

Revenue and Gross Profit

	Three Months Ended

	March 29,	March 30,
	2003	2002	Change

	(Unaudited)

	(In millions)
Total revenue from continuing operations	$938.9	$1,036.1	$(97.2)
Gross profit	$171.8	$113.8	$58.0
Income/(loss) from continuing operations	$27.4	$(55.4)	$82.8
As a percentage of revenue:
Total revenue from continuing operations	100.0%	100.0%
Gross profit	18.3%	11.0%
Income/(loss) from continuing operations	2.9%	-5.3%

Revenue

      Revenue in the three months ended March 29,2003 was $938.9 million, compared to $1,036.1 million in the three months ended March 30, 2002, a decrease of 9.4%. Total shipments for the three months ended March 29, 2003 were 12.4 million units, which was 1.3 million units, or 9.5%, lower as compared to the three months ended March 30, 2002. Although the decrease in unit volume during the three months ended March 29, 2003 primarily reflected the ramp of our 80GB per platter areal density hard disk drives and the transition to the 36GB per platter Atlas SCSI drives, we continue to mature the supply chain for these products. During the three months ended March 29, 2003, we increased shipments of our desktop drives at the 80GB areal density point. This improvement from the three months ended December 28, 2002 was consistent with our expectations. As a result of the reduction in unit shipments, revenues declined during the three months ended March 29, 2003. The decline was offset by a slight increase in average selling price resulting from an increase in average gigabytes shipped.

      Revenue from sales to original equipment manufacturers (“OEMs”) represented 42.5% and 43.2% of revenue in the three months ended March 29, 2003 and March 30, 2002, respectively. The decline in the percentage of revenue from OEMs was a result of the ramp of our 80GB per platter areal density hard disk drives and the transition to the 36GB per platter Atlas SCSI drives. Revenue from sales to the distribution channel and retail customers represented 57.5% and 56.8% of revenue in the three months ended March 29, 2003 and March 30, 2002, respectively. The overall increase reflected a 3.4% increase from sales to retail customers due to growth in sales of our personal storage products, offset by a 2.7% decrease from sales to the distribution channel, reflecting the ramp of our 80GB per platter areal density hard disk drives. Sales to the top five customers represented 28.7% and 33.2% of revenue in the three months ended March 29, 2003 and March 30, 2002, respectively.

      Domestic revenue represented 34.0% and 37.8% of total sales in the three months ended March 29, 2003 and March 30, 2002, respectively. International revenue represented 66.0% and 62.2% of total sales in the three months ended March 29, 2003 and March 30, 2002, respectively. Revenue from international sales increased compared to the corresponding period in fiscal year 2002, primarily as a result of the growth of sales to the non-branded customers who are primarily located outside the United States and Canada. In absolute terms, international sales decreased 4.0% in the three months ended March 29, 2003, compared to the corresponding period in fiscal year 2002, as a function of the overall reduction in shipment volume during the three months ended March 29, 2003.

      Sales to Europe in the three months ended March 29, 2003 and March 30, 2002 represented 35.2% and 32.9% of total revenue, respectively. In absolute terms, European sales decreased 2.9% compared to the corresponding period in fiscal year 2002. Sales to Asia Pacific in the three months ended March 29, 2003 represented 30.2%, or an absolute decrease of 3.7% of total revenue, compared to 28.4% of total revenue for the corresponding period in fiscal year 2002. The decline in sales to Europe and Asia resulted from the overall reduction in shipment volume during the three months ended March 29, 2002.

Cost of Revenues; Gross Profit

      Gross profit increased to $171.8 million in the three months ended March 29, 2003, compared to $113.8 million for the corresponding period in fiscal year 2002. As a percentage of revenue, gross profit increased to 18.3% in the three months ended March 29, 2003 from 11.0% in the corresponding period of fiscal year 2002. The increase in gross profit as a percentage of revenue and actual terms was primarily due to our progress on the 80GB per platter areal density, manufacturing efficiencies, which resulted in reduced costs associated with drive components and a more favorable product mix. Our cost of goods sold includes depreciation and amortization of property, plan and equipment.

Operating Expenses

	Three Months Ended

	March 29,	March 30,
	2003	2002	Change

	(Unaudited)

	(In millions)
Research and development	$86.7	$103.1	$(16.4)
Selling, general and administrative	$31.9	$41.3	$(9.4)
Amortization of intangible assets	$20.6	$20.6	$—

As a percentage of revenue:
Research and development	9.2%	9.9%
Selling, general and administrative	3.4%	4.0%
Amortization of intangible assets	2.2%	2.0%

Research and Development (“R&D”)

      R&D expense in the three months ended March 29, 2003 was $86.7 million, or 9.2% of revenue compared to $103.1 million, or 9.9% of revenue in the corresponding period in fiscal year 2002. The decrease in absolute dollars and as a percentage of revenue was primarily due to reduced compensation expense associated with our reductions in force in 2002. Additionally, in the three months ended March 29, 2003 there was no longer any amortization of deferred stock-based compensation required for DSS restricted shares from our acquisition of the Quantum HDD business as the amortization period had been completed.

      As a result our acquisition of the Quantum HDD business, R&D expense includes stock-based compensation charges of $0.2 million and $0.6 million in the three months ended March 29, 2003 and March 30, 2002, respectively, resulting from options we issued to Quantum employees who joined Maxtor in connection with the acquisition on April 2, 2001. R&D expense in the three months ended March 29, 2003 and March 30, 2002 includes $0 and $2.8 million, respectively, of stock-based compensation amortization for Quantum DSS restricted shares issued to Quantum employees who joined Maxtor in connection with the acquisition. The following table summarizes the effect of these acquisition-related charges:

	Three Months Ended

	March 29,	March 30,
	2003	2002

	(In millions)
R&D expense	$86.7	$103.1
Stock-based compensation expense	(0.2)	(0.6)
Amortization related to DSS restricted shares	—	(2.8)

	$86.5	$99.7

      For further information, see discussion below under the section “Stock-based Compensation.”

Selling, General and Administrative (“SG&A”)

      SG&A expense in the three months ended March 29, 2003 was $31.9 million, or 3.4% of revenue compared to $41.3 million, or 4.0% of revenue in the corresponding period in fiscal year 2002. SG&A expense decreased in absolute dollars and as a percentage of revenue primarily due to reduced compensation expense associated with our reductions in force in 2002 coupled with overall reduced spending on facilities and other services.

      As a result of our acquisition of the Quantum HDD business, SG&A expense includes stock-based compensation charges of $0.1 million and $0.2 million in the three months ended March 29, 2003 and March 30, 2002, respectively, resulting from options we issued to Quantum employees who joined Maxtor in connection with the acquisition on April 2, 2001. SG&A expense in the three months ended March 29, 2003 and March 30, 2002 includes $0 and $1.0 million, respectively, of stock-based compensation amortization for Quantum DSS restricted shares issued to Quantum employees who joined Maxtor in connection with the acquisition. The following table summarizes the effect of these acquisition-related charges:

	Three Months Ended

	March 29,	March 30,
	2003	2002

	(In millions)
SG&A expense	$31.9	$41.3
Stock-based compensation expense	(0.1)	(0.2)
Amortization related to DSS restricted shares	—	(1.0)

	$31.8	$40.1

      For further information, see discussion below under the section “Stock-based Compensation.”

Stock-based Compensation

      On April 2, 2001, as part of our acquisition of the Quantum HDD business, we assumed the following options and restricted stock:

•	All Quantum HDD options and Quantum HDD restricted stock held by employees who accepted offers of employment with Maxtor, or “transferred employees,” whether or not options or restricted stock have vested;

•	Vested Quantum HDD options and vested Quantum HDD restricted stock held by Quantum employees whose employment is terminated prior to the separation, or “former service providers”; and

•	Vested Quantum HDD restricted stock held by any other individual.

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

      Included in R&D expenses and SG&A expenses are charges for amortization of stock-based compensation resulting from both Maxtor options and options issued by Quantum to employees who joined Maxtor in connection with the acquisition on April 2, 2001. Stock compensation charges were as follows:

	Three Months Ended

	March 29,	March 30,
	2003	2002

	(In millions)
Cost of revenues	$—	$0.1
Research and development	0.2	0.7
Selling, general and administrative	0.1	0.7

Total stock-based compensation expense	$0.3	$1.5

      As of March 29, 2003, $0.9 million of stock-based compensation associated with our acquisition of the Quantum HDD business remains to be amortized, based on vesting schedules, and this amortization is expected to be completed early in fiscal year 2004.

      In addition, Quantum Corporation issued restricted DSS shares to Quantum employees who joined Maxtor in connection with the acquisition in exchange for the fair value of DSS options held by such employees. A portion of the acquisition purchase price has been allocated to this deferred stock-based compensation, recorded as prepaid expense, and is amortized to expenses over the vesting period as the vesting of the shares are subject to continued employment with Maxtor. Amortization as of March 29, 2003 was as follows:

	Three Months Ended

	March 29,	March 30,
	2003	2002

	(In millions)
Cost of revenues	$—	$0.3
Research and development	—	2.8
Selling, general and administrative	—	1.0

Total amortization related to DSS restricted shares	$—	$4.1

Amortization of Intangible Assets

      Amortization of other intangible assets represents the amortization of existing technology, arising from our acquisitions of the Quantum HDD business in April 2001 and MMC in September 2001. The net book value of these intangibles at March 29, 2003 was $126.3 million. Amortization of other intangible assets was $20.6 million for the three months ended March 29, 2003 and March 30, 2002.

      Amortization of other intangible assets is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on intangible assets to be $61.7 million in the remainder of 2003, $37.0 million in fiscal 2004, $21.9 million in 2005, and $5.8 million in 2006, at which time the intangible assets will be fully amortized.

Interest Expense, Interest and Other Income

	Three Months Ended

	March 29,	March 30,
	2003	2002	Change

	(Unaudited)

	(In millions)
Interest expense	$5.4	$6.5	$(1.1)
Interest and other income	$1.3	$3.0	$(1.7)
Other gain	$0.1	$—	$0.1

As a percentage of revenue:
Interest expense	0.6%	0.6%
Interest and other income	0.1%	0.3%
Other gain	0.0%	0.0%

Interest Expense

      Interest expense decreased $1.1 million in the three months ended March 29, 2003 compared to the corresponding period in 2002. The decrease was due to the termination of our asset securitization program on December 30, 2002. Total short-term and long-term outstanding borrowings were $238.3 million as of March 29, 2003 compared to $269.2 million as of March 30, 2002.

Interest and Other Income

      Interest and other income decreased $1.7 in the three months ended March 29, 2003 compared to the corresponding period in 2002. The decrease was due to reduced interest income from our investment portfolios as a result of lower short-term interest rates and a reduction in the size of our investment portfolios. Total cash and cash equivalents, restricted cash and marketable securities were $466.4 million as of March 29, 2003 compared to $606.0 million as of March 30, 2002. See the “Liquidity and Capital Resources” discussion for further information.

Provision for Income Taxes

	Three Months Ended

	March 29,	March 30,
	2003	2002	Change

	(Unaudited)

	(In millions)
Income/(loss) before provision for income taxes	$28.7	$(54.7)	$83.4
Provision for income taxes	$1.3	$0.6	$0.7

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

      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s merger with Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the split-off, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We must also indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods before the split-off, limited in the aggregate to $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross-up payment. Management has determined that, based on the facts available at this time, the likelihood that the payment will exceed $142.0 million is remote. As of March 29, 2003, the Company has reimbursed $4.8 million to Quantum Corporation leaving a balance of $137.2 million on the original indemnity.

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

      Operating results of the NSG discontinued operations for the three months ended March 29, 2003 and March 30, 2002 are as follows (in millions):

	Three Months Ended

	March 29,	March 30,
	2003	2002

Revenue from discontinued operations	$—	$8.6
Loss from discontinued operations	$—	$(9.7)

Liquidity and Capital Resources

Cash and Cash Equivalents

      At March 29, 2003, we had $328.7 million in cash and cash equivalents, $54.0 million in restricted cash and $83.7 million in marketable securities, for a combined total of $466.4 million. In comparison, at December 28, 2002 we had $306.5 million in cash and cash equivalents, $56.7 million in restricted cash and $87.5 million in marketable securities, for a combined total of $450.7 million. The restricted cash balance was pledged as collateral for certain stand-by letters of credit issued by commercial banks. We have a net deferred tax liability amounting to $196.4 million, which could become payable upon repatriation of the earnings invested abroad.

      Operating activities provided cash of $39.4 million in the three months ended March 29, 2003, which includes $44.1 million provided from continuing operations and $4.7 million used in the discontinued NSG operations. Sources of cash from operating activities reflect our net income from continuing operations of $27.4 million, non-cash adjustments for depreciation and amortization of $41.9 million, amortization of intangible assets of $20.6 million, and $2.5 million of other non-cash items. Sources of cash from operating activities also included a decrease in accounts receivable of $43.4 million due to a decline in sales activity and increased collections, offset by an increase of inventory of $41.5 million due to an increase in factory volumes in our Singapore manufacturing facility to ramp our high-end products, an increase of prepaid and other assets of $9.0 million, decrease of accounts payable of $18.2 million resulting from the timing of vendor payments for material intake, and a decrease of accrued and other liabilities of $22.9 million.

      Cash used in investing activities was $14.3 million for the three months ended March 29, 2003, primarily reflecting investments of property, plant and equipment of $20.6 million, offset by sales (net of purchases) of marketable securities of $3.5 million and a decrease in restricted cash of $2.7 million.

      Cash used in financing activities was $2.9 million for the three months ended March 29, 2003, primarily due to the repayment of debt and lease obligations of $11.8 million, offset by proceeds of $8.9 million issuance of common stock through the Company’s employee stock purchase plan and stock option exercises.

      We believe that our existing cash and cash equivalents, short term investment and capital resources, together with cash generated from operations and available borrowing capacity will be sufficient to fund our operations through at least the next twelve months. We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and to invest in property, plant and equipment. During 2003, capital expenditures are expected to be in the range of $150 million to $175 million, primarily used for manufacturing upgrades and expansion, product development, and updating our information technology systems. We intend to seek financing arrangements to fund our future capacity expansion and working capital, as necessary. Our ability to generate cash will depend on, among other things, demand in the hard disk drive market and pricing conditions. If we need additional capital, there can be no assurance that such additional financing can be obtained, or that it will be available on satisfactory terms. See discussion below under the heading “Certain Factors Affecting Future Performance.”

Certain Financing Activities

      Future payments due under lease and long-term obligations as of March 29, 2003 are reflected in the following table (in thousands):

					More Than
		Less Than		3-5 Years	5 Years
	Total	1 Year	1-3 Years	(1)(2)	(1)(2)(3)

Debt	$200,155	$14,766	$110,116	$40,388	$34,885
Capital Lease Obligations	38,191	25,306	12,857	28	—
Operating Leases(4)	276,748	27,078	60,331	52,342	136,997

Total	$515,094	$67,150	$183,304	$92,758	$171,882

(1)	Does not include $103 million which may be borrowed under a facility in a U.S.-dollar-denominated loan, to be secured by our facilities in Suzhou, China, drawable until April 2007, and repayable in eight semi-

annual installments commencing October 2007; the borrowings under this facility will bear interest at LIBOR plus 50 basis points (subject to adjustment to 60 basis points).

(2)	Does not include $30 million which may be borrowed under a facility in a U.S.-dollar-denominated loan to be secured by our facilities in Suzhou, China, drawable until April 2007, and repayable in April 2013; the borrowings under this facility will bear interest at LIBOR plus 50 basis points (subject to adjustment to 60 basis points).

(3)	Does not include $67 million which we are obligated to contribute to our China subsidiary to allow drawdowns under the facilities described under footnotes (1) and (2).

(4)	Includes future minimum annual rental commitments, including amounts accrued as restructuring liabilities as of March 29, 2003.

      We have agreed to invest $200 million over the next five years to establish a manufacturing facility in Suzhou, China, and we have secured credit lines with the Bank of China for up to $133 million to be used for the construction and working capital requirements of this operation. The remainder of our commitment will be satisfied primarily with the transfer of manufacturing assets from Singapore or from our other manufacturing sites.

      On May 9, 2003, we entered into a two-year asset backed securitization facility of up to $100 million with certain financial institutions. The facility will use a special purpose subsidiary to purchase and hold all of our U.S. and Canadian accounts receivable. This special purpose subsidiary will borrow up to $100 million secured by the purchased receivables and will use such borrowed funds and collections from the receivables to purchase additional receivables from us and to make other permitted distributions to us. This special purpose subsidiary will be consolidated for financial reporting purposes, and its resulting liabilities will appear on our consolidated balance sheet as short-term debt. The terms of the facility require compliance with operational covenants and financial covenants, including a liquidity covenant and an operating cash flow to long-term debt ratio. A violation of these covenants will result in an early amortization event that will cause a prohibition on further payments and distributions to us from the special purpose subsidiary until the facility has been repaid in full. However, early amortization events under the facility generally will not cause an event of default under the convertible senior notes due 2010. We do not believe that the lack of borrowing availability under the facility would have a material adverse effect on our liquidity.

      On May 7, 2003, we sold $230 million in aggregate principal amount of convertible senior notes due 2010 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The amount sold reflects the exercise in full by the initial purchasers of their option to purchase up to an additional $30 million aggregate principal amount of the notes. The notes bear interest at a rate of 6.80 percent per annum and are convertible into our common stock at a conversion rate of 81.5494 shares per $1,000 principal amount of the notes, or an aggregate of 18,756,362 shares, subject to adjustment in certain circumstances (equal to an initial conversion price of $12.2625 per share). The initial conversion price represents a 125 percent premium over the closing price of our common stock on May 1, 2003, which was $5.45 per share. We are obligated to file with the Securities and Exchange Commission a registration statement registering the notes and the shares underlying the notes within 90 days after May 7, 2003 and to have that registration statement declared effective within 180 days after May 7, 2003. For so long as we have not satisfied our registration obligations and the notes are not tradeable under Rule 144(k), we are subject to certain liquidated damages in the form of additional interest on the notes and if we fail to register the underlying shares into which the notes are convertible, in the event a holder elects to convert the notes during a period when the notes or the underlying shares are not registered or tradeable under Rule 144(k) and we have not satisfied our registration obligations, the conversion rate will be increased by 3%. We may not redeem the notes prior to May 5, 2008. Thereafter, we may redeem the notes at 100% of their principal amount, plus accrued and unpaid interest, if the closing price of its common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the redemption notice exceeds 130% of the conversion price on such trading day. In connection with our sale of the notes, on May 7, 2003, we also repurchased from an affiliate of one of the initial purchasers of the notes 8,245,738 shares of our common stock for an aggregate purchase price of $44.9 million, or $5.45 per share, the closing price of our common stock on May 1, 2003, plus commissions. The Company will use the balance of the net proceeds of the offering for repayment of indebtedness, investments, acquisitions, general corporate purposes and working capital.

Recent Accounting Pronouncements

      In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002.

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

CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

We have a history of losses and may not maintain profitability.

      We have a history of significant losses and may not maintain profitability. In the last five fiscal years, we were profitable in only fiscal years 1998 and 2000. For the quarter ended March 29, 2003, we had net income of $27.4 million, including a charge of $20.6 million for the amortization of intangible assets and $0.3 million in stock compensation expense. For the year ended December 28, 2002, our net loss was $334.1 million, which included $82.2 million for the amortization of intangible assets, charges of $5.6 million for stock-based compensation related to our acquisition of the Quantum HDD business, severance charges of $12.3 million, restructuring charges related to facilities closures of $9.5 million and losses of $73.5 million related to the discontinuation of our network attached storage business in the quarter ended September 28, 2002. As of March 29, 2003, we had an accumulated deficit of $1,713.2 million. Although we were profitable in the quarter ended March 29, 2003, we have a history of losses and may not maintain profitability.

The decline of average selling prices in the hard disk drive industry could cause our operating results to suffer and make it difficult for us to achieve profitability.

      It is very difficult to achieve and maintain profitability and revenue growth in the hard disk drive industry because the average selling price of a hard disk drive rapidly declines over its commercial life as a result of technological enhancement, productivity improvement and increases in supply. End-user demand for the computer systems that contain our hard disk drives has historically been subject to rapid and unpredictable fluctuations. In addition, intense price competition among personal computer manufacturers and Intel-based server manufacturers may cause the price of hard disk drives to decline. As a result, the hard disk drive market tends to experience periods of excess capacity and intense price competition. Competitors’ attempts to liquidate excess inventories, restructure, or gain market share also tend to cause average selling prices to decline. This excess capacity and intense price competition caused us in the first three quarters of fiscal 2002, and will likely continue to cause us in future quarters, to lower prices, which has the effect of reducing margins, causing operating results to suffer and making it difficult for us to achieve or maintain profitability. If we are unable to lower the cost of producing our hard disk drives to be consistent with the decline of average selling prices, we will not be able to compete effectively and our operating results will suffer.

Intense competition in the hard disk drive market could reduce the demand for our products or the prices of our products, which could adversely affect our operating results.

      The desktop computer market segment and the overall hard disk drive market are intensely competitive even during periods when demand is stable. We compete primarily with manufacturers of 3.5 inch hard disk drives, including Fujitsu, Hitachi Global Storage, Samsung, Seagate Technology, and Western Digital. Hitachi and IBM have recently completed the merger of their hard disk drive businesses into a single joint venture, Hitachi Global Storage Technologies. Many of our competitors historically have had a number of significant advantages, including larger market shares, a broader product line, preferred vendor status with customers, extensive name recognition and marketing power, and significantly greater financial, technical and manufacturing resources. Some of our competitors make many of their own components, which may provide them with benefits including lower costs. Our competitors may also:

•	consolidate or establish strategic relationships to lower their product costs or to otherwise compete more effectively against us;

•	lower their product prices to gain market share;

•	bundle their products with other products to increase demand for their products;

•	develop new technology which would significantly reduce the cost of their products; or

•	offer more products than we do and therefore enter into agreements with customers to supply hard disk drives as part of a larger supply agreement.

      Increasing competition could reduce the demand for our products and/or the prices of our products as a result of the introduction of technologically better and cheaper products, which could reduce our revenues. In addition, new competitors could emerge and rapidly capture market share. If we fail to compete successfully against current or future competitors, our business, financial condition and operating results will suffer.

Our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate in the future.

      Our quarterly operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our future performance will depend on many factors, including:

•	the average selling price of our products;

•	fluctuations in the demand for our products as a result of the seasonal nature of the desktop computer industry and the markets for our customers’ products, as well as the overall economic environment;

•	market acceptance of our products;

•	our ability to qualify our products successfully with our customers;

•	changes in purchases by our primary customers, including the cancellation, rescheduling or deferment of orders;

•	changes in product and customer mix;

•	actions by our competitors, including announcements of new products or technological innovations;

•	our ability to execute future product development and production ramps effectively;

•	the availability, and efficient use, of manufacturing capacity;

•	our inability to reduce a significant portion of our fixed costs due, in part, to our ongoing capital expenditure requirements; and

•	our ability to procure and purchase critical components at competitive prices.

      Many of our expenses are relatively fixed and difficult to reduce or modify. The fixed nature of our operating expenses will magnify any adverse effect of a decrease in revenue on our operating results. Because of these and other factors, period to period comparisons of our historical results of operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market analysts, our stock price may decline. Due to current economic conditions and their impact on information technology spending, particularly desktop computer sales, our ability to predict demand for our products and our financial results for current and future periods may be severely diminished. This may adversely affect both our ability to adjust production volumes and expenses and our ability to provide the financial markets with forward-looking information.

If we fail to qualify as a supplier to computer manufacturers or their subcontractors for a future generation of hard disk drives, then these manufacturers or subcontractors may not purchase any units of an entire product line, which will have a significant adverse impact on our sales.

      Most of our products are sold to desktop computer and Intel-based server manufacturers or to their subcontractors. These manufacturers select or qualify their hard disk drive suppliers, either directly or through their subcontractors, based on quality, storage capacity, performance and price. Manufacturers typically seek to qualify two or more suppliers for each hard disk drive product generation. To qualify consistently, and thus succeed in the desktop and Intel-based server hard disk drive industry, we must consistently be among the first-to-market introduction and first-to-volume production at leading storage capacities per disk, offering competitive prices and high quality. Once a manufacturer or subcontractor has chosen its hard disk drive suppliers for a given desktop computer or Intel-based server product, it often will purchase hard disk drives from those suppliers for the commercial lifetime of that product line. If we miss a qualification opportunity, we may not have another opportunity to do business with that manufacturer or subcontractor until it introduces its next generation of products. The effect of missing a product qualification opportunity is magnified by the limited number of high-volume manufacturers of personal computers and Intel-based servers. If we do not reach the market or deliver volume production in a timely manner, we may lose opportunities to qualify our products and may need to deliver lower margin, older products than required in order to meet our customers’ demands. In such case, our business, financial condition and operating results would be adversely affected.

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

      We sell most of our products to a limited number of customers. For the fiscal year ended December 28, 2002, one customer, Dell Computer Corporation, accounted for approximately 11.5% of our total revenue, and our top five customers accounted for approximately 31.8% of our revenue. For the quarter ended March 29, 2003, no customer accounted for more than 10% of our total revenue. We expect that a relatively small number of customers will continue to account for a significant portion of our revenue, and the proportion of our revenue from these customers could continue to increase in the future. These customers have a wide variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product for a given customer, the customer generally will not be obligated to purchase any minimum volume of product from us and generally will be able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our business, financial condition and operating results could suffer. Mergers, acquisitions, consolidations or other significant transactions involving our significant customers may adversely affect our business and operating results.

If we fail to develop and maintain relationships with our key distributors, if we experience problems associated with distribution channels, or if our key distributors favor our competitors’ products over ours, our operating results could suffer.

      We sell a significant amount of our hard disk drive products through a limited number of key distributors. If we fail to develop, cultivate and maintain relationships with our key distributors, or if these distributors are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. As our sales through these distribution channels continue to increase, we may experience problems typically associated with these distribution channels such as unstable pricing, increased return rates and other logistical difficulties. Our distributors also sell products manufactured by our competitors. If our distributors favor our competitors’ products over our products for any reason, they may fail to market our products effectively or continue to devote the resources necessary to provide us with effective sales and, as a result, our operating results could suffer.

If we do not expand into new hard drive market segments, and maintain our presence in the hard disk drive market, our revenues will suffer.

      To remain a significant supplier of hard disk drives to major manufacturers of personal computers and Intel-based servers, we will need to offer a broad range of hard disk drive products to our customers. Although almost all of our current products are designed for the desktop computer and the Intel-based server markets, demand in these segments may shift to products we do not offer or volume demand may shift to other segments. Such segments may include the laptop computer or handheld consumer product segments, which none of our products currently serves. Products using alternative technologies, such as optical storage, semiconductor memory and other storage technologies, may also compete with our hard disk drive products. While we continually develop new products, the success of our new product introductions is dependent on a number of factors, including market acceptance, our ability to manage the risks associated with product transitions, the effective management of inventory levels in line with product demand, and the risk that our new products will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. We will need to successfully develop and manufacture new products that address additional hard disk drive market segments or competitors’ technology or feature development to remain competitive in the hard disk drive industry. We cannot assure you that we will successfully or timely develop and market any new hard disk drives in response to technological changes or evolving industry standards. We also cannot assure you that we will avoid technical or other difficulties that could delay or prevent the successful development, introduction or marketing of new hard disk drives. Any failure to successfully develop and introduce new products for our existing customers or to address additional market segments could result in loss of customer business or require us to deliver product not targeted effectively to customer requirements, which in turn could adversely affect our business, financial condition and operating results.

Our customers have adopted a subcontractor model that increases our credit risk and could result in an increase in our operating costs.

      Our significant OEM customers have adopted a subcontractor model that requires us to contract directly with companies that provide manufacturing services for personal computer manufacturers. This exposes us to increased credit risk because these subcontractors are generally not as well capitalized as personal computer manufacturers, and our agreements with our customers may not permit us to increase our prices to compensate for this increased credit risk. Any credit losses would increase our operating costs, which could cause our operating results to suffer.

If we fail to match production with product demand or to manage inventory, our operating results could suffer.

      We base our inventory purchases and commitments on forecasts from our customers, who are not obligated to purchase the forecast amounts. If actual orders do not match our forecasts, or if any products become obsolete between order and delivery time, we may have excess or inadequate inventory of our products. In addition, our significant OEM customers have adopted build-to-order manufacturing models or just-in-time inventory management processes that require component suppliers to maintain inventory at or near the customer’s production facility. These policies, combined with continued compression of product life cycles, have complicated inventory management strategies that make it more difficult to match manufacturing plans with projected customer demand and cause us to carry inventory for more time and to incur additional costs to manage inventory which could cause our operating results to suffer. If we fail to manage inventory of older products as we or our competitors introduce new products with higher areal density, we may have excess inventory. Excess inventory could materially adversely affect our operating results and cause our operating results to suffer.

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

      Unlike some of our competitors, we do not manufacture any of the parts used in our products, other than media as a result of our acquisition of MMC Technologies Inc., or MMC. Instead, our products incorporate parts and components designed by and purchased from third party suppliers. Both we and Matsushita-Kotobuki Electronics Industries, Ltd., or MKE, depend on a limited number of qualified suppliers for components and subassemblies, including recording heads, media and integrated circuits. Currently, we purchase recording heads from three sources, digital signal processors/ controllers from one source and spin/servo integrated circuits from two sources. Although our acquisition of our primary media supplier, MMC, has reduced our dependence on outside suppliers for this component, MMC cannot supply all of our media needs, and therefore we are still required to purchase media from two outside sources. As we have experienced in the past, some required parts may be periodically in short supply. As a result, we will have to allow for significant ordering lead times for some components. In addition, we may have to pay significant cancellation charges to suppliers if we cancel orders for components because we reduce production due to market oversupply, reduced demand, transition to new products or technologies or for other reasons. We order the majority of our components on a purchase order basis and we have limited long-term volume purchase agreements with only some of our existing suppliers. In the event that these suppliers cannot qualify to new leading-edge technology specifications, our ramp up of production for the new products will be delayed, and our business, operating results and financial condition will be adversely affected.

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

If we are unable to acquire needed additional manufacturing capacity, or MKE does not meet our manufacturing requirements or a disaster occurs at one of our or MKE’s plants, our growth will be adversely impacted and our business, financial condition and operating results could suffer.

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

      If, at the time of termination of our current agreement with MKE we are unable to extend the agreement on mutually acceptable terms, we will need to arrange for alternative manufacturing capacity for our enterprise hard disk drive products. If we fail to make such arrangements in a timely manner, for adequate volumes or on acceptable terms, our revenue might be lower than projected and our business, financial condition and operating results would suffer.

      We will need to acquire additional manufacturing capacity in the future. Our inability to add capacity to allow us to meet customers’ demands in a timely manner may limit our future growth and could harm our business, financial condition and operating results. We have begun construction of a manufacturing facility in China that will provide us with a low-cost facility to accommodate anticipated future growth. We anticipate that the facility will become operational in the second half of 2004, however, the recent outbreak of severe acute respiratory syndrome (SARS) could disrupt the construction of the facility. Any significant disruption in the construction of the facility could delay the time at which the facility could come online, which could harm our business, financial condition and operating results.

      In addition, our entire volume manufacturing operations are based in Singapore. Our MKE-manufactured server products are manufactured in Japan. A flood, earthquake, political instability, act of terrorism or other disaster or condition in Singapore or Japan that adversely affects our facilities or ability to manufacture our hard disk drive products could significantly harm our business, financial condition and operating results.

The recent outbreak of SARS may harm our business, financial condition and operating results.

      The recent outbreak of SARS in Asia, and particularly in China and Singapore, and concerns over its spread in Asia and elsewhere could have a negative impact on commerce, travel, and general economic and industry conditions. Given the importance of our Asia sales, our manufacturing operations in Singapore, and the manufacturing facility we have under construction in China, our business may be more exposed to this risk than the global economy generally. For example, the SARS outbreak could result in quarantines or closures of our manufacturing facilities in Singapore or delays in the construction of our planned manufacturing facility in China. The SARS outbreak may also adversely impact our ability to purchase goods from suppliers in Asia. As a result of the SARS outbreak, our business, financial condition and operating results could be materially adversely affected.

We are subject to risks related to product defects, which could subject us to warranty claims in excess of our warranty provision or which are greater than anticipated due to the unenforceability of liability limitations.

      Our products may contain defects. We generally warrant our products for one to five years and prior to the acquisition, Quantum HDD generally warranted its products for one to five years. We assumed Quantum HDD’s warranty obligations as a result of the acquisition. The standard warranties used by us and Quantum HDD contain limits on damages and exclusions of liability for consequential damages and for negligent or improper use of the products. We generally establish and, prior to the acquisition, Quantum HDD established, a warranty provision at the time of product shipment in an amount equal to estimated warranty expenses. We determined that there were issues with certain Quantum HDD products that we acquired in the acquisition, and which are no longer being manufactured. We have established a warranty provision for these products and have increased goodwill associated with the acquisition to reflect pre-acquisition contingencies related to these issues. We may incur additional operating expenses if these steps do not reflect the actual cost of resolving these issues, and if any resulting expenses are significant, our business, financial condition and results of operations will suffer.

We have asserted claims against Quantum, and Quantum has asserted claims against us, for payment under agreements entered into in connection with our acquisition of the Quantum HDD business. In the event these claims are not resolved favorably in the aggregate, our business, financial condition and operating results could be harmed.

      We have asserted multiple claims against Quantum, and Quantum has asserted multiple claims against us, for payment under agreements entered into in connection with our acquisition of the Quantum HDD business, including a tax sharing and indemnity agreement, which provides for the allocation of certain liabilities related to taxes. We disagree with Quantum about the amounts owed by each party under the agreements and we are in negotiations with Quantum to resolve the claims. The parties have commenced dispute resolution procedures under the tax sharing and indemnity agreement. Although we believe that we will be successful in asserting and defending these claims, an unfavorable resolution of these claims in the aggregate could harm our business, financial condition and operating results.

If Quantum incurs non-insured tax as a result of its split-off of Quantum HDD, our financial condition and operating results could be negatively affected.

      In connection with our acquisition of the Quantum HDD business, we agreed to indemnify Quantum for the amount of any tax payable by Quantum as a result of the separation of the Quantum HDD business from Quantum Corporation (referred to as a “split-off”) to the extent such tax is not covered by insurance, unless imposition of the tax is the result of Quantum’s actions, or acquisitions of Quantum stock, after the split-off. The amount of the tax not covered by insurance could be substantial. In addition, if it is determined that Quantum owes federal or state tax as a result of the split-off and the circumstances giving rise to the tax are covered by our indemnification obligations, we will be required to pay Quantum the amount of the tax at that time, whether or not reimbursement may be allowed under the insurance policy. Even if a claim is available, made and pending under the tax opinion insurance policy, there may be a substantial period after we pay Quantum for the tax before the outcome of the insurance claim is finally known, particularly if the claim is denied by the insurance company and the denial is disputed by us and/or Quantum. Moreover, the insurance company could prevail in a coverage dispute. In any of these circumstances, we would have to either use our existing cash resources or borrow money to cover our obligations to Quantum. In either case, our payment of the tax, whether covered by insurance or not, could harm our business, financial condition, operating results and cash flows.

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

      Prior to our acquisition of the Quantum HDD business, we, on the one hand, and Quantum and MKE, on the other hand, were sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Papst’s complaint against Quantum and MKE was filed on July 30, 1998, and Papst’s complaint against Maxtor was filed on March 18, 1999. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with other pending litigations involving the Papst patents (the “MDL Proceeding”). The matters will be transferred back to the District Court for the Northern District of California for trial. Papst’s infringement allegations are based on spindle motors that Maxtor and Quantum purchased from third party motor vendors, including MKE, and the use of such spindle motors in hard disk drives. We purchased the overwhelming majority of the spindle motors used in our hard disk drives from vendors that were licensed under the Papst patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under the Papst patents, including MKE. As a result of our acquisition of the Quantum HDD business, we assumed Quantum’s potential liabilities to Papst arising from the patent infringement allegations Papst asserted against Quantum. We filed a motion to substitute Maxtor for Quantum in this litigation. The motion was denied by the Court presiding over the MDL Proceeding, without prejudice to being filed again in the future.

      In February 2002, Papst and MKE entered into an agreement to settle Papst’s pending patent infringement claims against MKE. That agreement includes a license of certain Papst patents to MKE, which might provide Quantum, and thus us, with additional defenses to Papst’s patent infringement claims.

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

      We conduct most of our manufacturing and testing operations and purchase a substantial portion of our key parts outside the United States. In particular, manufacturing operations for our products are concentrated in Singapore, where our principal manufacturing operations are located, and in Japan, where MKE’s manufacturing operations are located. Such concentration of operations in Singapore and Japan will likely magnify the effects on us of any disruptions or disasters relating to Singapore and Japan. In addition, we also sell a significant portion of our products to foreign distributors and retailers. As a result, we will be dependent on revenue from international sales. Inherent risks relating to our overseas operations include:

•	difficulties with staffing and managing international operations;

•	transportation and supply chain disruptions as a result of epidemics, terrorist activity, acts of war or hostility;

•	economic slowdown and/or downturn in foreign markets;

•	international currency fluctuations;

•	political and economic uncertainty caused by epidemics, terrorism or acts of war or hostility;

•	legislative and regulatory responses to terrorist activity such as increased restrictions on cross-border movement of products and technology;

•	legislative, regulatory, police, or civil responses to epidemics or other outbreaks of infectious diseases such as quarantines, factory closures, or increased restrictions on transportation or travel;

•	general strikes or other disruptions in working conditions;

•	labor shortages;

•	political instability;

•	changes in tariffs;

•	generally longer periods to collect receivables;

•	unexpected legislative or regulatory requirements;

•	reduced protection for intellectual property rights in some countries;

•	significant unexpected duties or taxes or other adverse tax consequences;

•	difficulty in obtaining export licenses and other trade barriers;

•	seasonality;

•	increased transportation/shipping costs; and

•	credit and access to capital issues faced by our international customers.

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

We significantly increased our leverage as a result of the sale of convertible senior notes.

      In connection with our sale of convertible senior notes on May 7 2003, we incurred $230 million of indebtedness, set to mature in April 2010. We will require substantial amounts of cash to fund semi-annual interest payments on the notes, payment of the principal amount of the notes upon maturity (or earlier upon a mandatory or voluntary redemption or if we elect to satisfy a conversion of the notes, in whole or in part, with cash rather than shares of our common stock), as well as future capital expenditures, investments and acquisitions, payments on our leases and loans, and any increased working capital requirements. If we are unable to meet our cash requirements out of available funds, we may need be to obtain alternative financing, which may not be available on favorable terms or at all. The degree to which we are financially leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control. If we do not generate sufficient cash flow from operations to repay the notes at maturity, we could attempt to refinance the notes; however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations under the notes or the indenture could cause a default under agreements governing our other indebtedness.

We entered into a new asset securitization facility of up to $100 million which has certain financial covenants with which we will have to comply to use the facility.

      On May 9, 2003, we entered into a two-year asset backed securitization facility for up to $100 million with certain financial institutions. The facility will use a special purpose subsidiary to purchase and hold all of our U.S. and Canadian accounts receivable. This special purpose subsidiary will borrow up to $100 million secured by the purchased receivables and will use such borrowed funds and collections from the receivables to purchase additional receivables from us and to make other permitted distributions to us. This special purpose subsidiary will be consolidated for financial reporting purposes, and its resulting liabilities will appear on our consolidated balance sheet as short-term debt. The terms of the facility require compliance with operational covenants and financial covenants, including a liquidity covenant and an operating cash flow to long-term debt ratio. A violation of these covenants will result in an early amortization event that will cause a prohibition on further payments and distributions to us from the special purpose subsidiary until the facility has been repaid in full. However, early amortization events under the facility generally will not cause an event of default under the convertible senior notes due 2010. We do not believe that the lack of borrowing availability under the facility would have a material adverse effect on our liquidity.

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

      The following table presents the hypothetical changes in fair values in the financial instruments held at March 29, 2003 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The hypothetical changes assume immediate shifts in the U.S. Treasury yield curve of plus or minus 50 basis points (“bps”), 100 bps, and 150 bps.

				Fair Value
				as of
				March 29,
				2003
	+150 bps	+100 bps	+50 bps	($000)	—50 bps	—100 bps	—150 bps

Financial Instruments	$82,484	$82,892	$83,301	$83,722	$84,098	$84,552	$84,877
% Change	(1.48)%	(0.99)%	(0.50)%		0.45%	0.99%	1.38%

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

				Fair Value
				as of
	Valuation of Security			March 29,	Valuation of Security
	Given X% Decrease in the			2003	Given X% Increase in the
	Security Price			($000)	Security Price

Corporate equity investments	$4,215	$6,322	$7,165	$8,429	$9,693	$10,536	$12,644
% Change	(50)%	(25)%	(15)%		15%	25%	50%

Item 4.     Controls and Procedures

      (a) Under the supervision and with the participation of our management, including our principal President, Chief Executive Officer and Acting Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within the 90 day period prior to the filing date of this report. Based on this evaluation, our President, Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

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

      In February 2002, Papst and MKE recently entered into an agreement to settle Papst’s pending patent infringement claims against MKE. That agreement includes a license of certain Papst patents to MKE which might provide Quantum, and thus us, with additional defenses to Papst’s patent infringement claims.

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

      The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, we cannot assure you we will be able to successfully defend ourselves against this or any other Papst lawsuit. Because the Papst complaints assert claims to an unspecified dollar amount of damages, and because we were at an early stage of discovery when the litigation was stayed, we are unable to determine the possible loss, if any, that we may incur as a result of an adverse judgment or a negotiated settlement with respect to the claims against Maxtor. We made an estimate of the potential liabilities, which might arise from the Papst claims against Quantum at the time of our acquisition of the Quantum HDD business. Our estimate will be revised as additional information becomes available. A favorable outcome for Papst in these lawsuits could result in the issuance of an injunction against us and our products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, we also could be required to pay treble damages and Papst’s attorney’s fees. The litigation could result in significant diversion of time by our technical personnel, as well as substantial expenditures for future legal fees. Accordingly, although we cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome favorable to Papst could have a material adverse effect on our business, financial condition and operating results. Management believes that it has valid defenses to the claims of Papst and is defending this matter vigorously.

      In addition to the Papst lawsuit, on June 13, 2002, we filed suit against Koninklijke Philips Electronics N.V. and several other Philips-related companies in the Superior Court of California, County of Santa Clara. On June 26, 2002, we filed a First Amended Complaint. The lawsuit alleges that an integrated circuit chip supplied by Philips was defective and caused significant levels of failure of the Quantum HDD Corona Plus, Eagle, and Eagle Plus products, each of which is a product line we acquired as part of our acquisition of the Quantum HDD business. Philips’ subsequent motions to dismiss were withdrawn or denied. Philips answered the complaint on March 13, 2003. Discovery is ongoing. On April 25, 2003, the Philips-related companies brought cross-complaints against a number of Sumitomo-related companies and a number of Amkor-related companies. In the lawsuit, we are claiming damages of at least $77 million, however, the results of litigation are inherently uncertain and we cannot assure you that we will achieve a favorable outcome.

Item 2.     Changes in Securities

      On May 7, 2003, we sold $230 million in aggregate principal amount of convertible senior notes due 2010 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The amount sold reflects the exercise in full by the initial purchasers of the notes of their option to purchase up to an additional $30 million aggregate principal amount of the notes.

      The notes bear interest at a rate of 6.80 percent per annum and are convertible into our common stock at a conversion rate of 81.5494 shares per $1,000 principal amount of the notes, or an aggregate of 18,756,362 shares subject to adjustment in certain circumstances (equal to an initial conversion price of $12.2625 per share). The initial conversion price represents a 125 percent premium over the closing price of our common stock on May 1, 2003, which was $5.45 per share. We are obligated to file with the Securities and Exchange Commission a registration statement registering the notes and the shares underlying the notes within 90 days after May 7, 2003 or that registration statement declared effective within 180 days after May 7, 2003. For so long as we have not satisfied our registration obligations and the notes are not tradeable under Rule 144(k), we are subject to certain liquidated damages in the form of additional interest on the notes and if we fail to register the underlying shares into which the notes are convertible, in the event a holder elects to convert the notes during a period when the notes or the underlying shares are not registered or tradeable under Rule 144(k), and we have not satisfied our registration obligations, the conversion rate will be increased by 3%.

      We may not redeem the notes prior to May 5, 2008. Thereafter, we may redeem the notes at 100% of their principal amount, plus accrued and unpaid interest, if the closing price of its common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the redemption notice exceeds 130% of the conversion price on such trading day.

      In connection with our sale of the notes, on May 7, 2003, we also repurchased from an affiliate of one of the initial purchasers of the notes 8,245,738 shares of our common stock for an aggregate purchase price of $44.9 million, at $5.45 per share, the closing price of our common stock on May 1, 2003, plus commissions.

      The Company will use the balance of the net proceeds of the offering for repayment of indebtedness, investments, acquisitions, general corporate purposes and working capital.

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits.

3.1	(1)	Certificate of Merger and Restated Certificate of Incorporation.
4.1		Indenture between Registrant and U.S. Bank National Association, dated May 7, 2003.
4.2		Registration Rights Agreement between Registrant, Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated May 7, 2003.
10.1		Employment Offer Letter from Registrant to Paul J. Tufano, dated February 24, 2003.*
10.2		Master Financing Agreement between Maxtor Technology (Suzhou) Co., Ltd., Bank of China Suzhou Branch and Bank of China Suzhou Industrial Park Sub-branch, dated as of April 15, 2003.
10.3		Contract for Transfer of the Right to the Use of Land in Respect to 222,700.82 Square Meters of Land Located at Su Hong Dong Road, Suzhou Industrial Park between China-Singapore Suzhou Industrial Park Development Co., Ltd. and Maxtor Technology (Suzhou) Co., Ltd., dated as of February 12, 2003.
99.1		Certification of Paul J. Tufano, President, Chief Executive Officer and Acting Chief Financial Officer of the Registrant pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibits of Form 8-K filed April 17, 2001.

      (b) Reports on Form 8-K.

      Maxtor filed a Current Report on Form 8-K on January 8, 2003, in which it reported that Michael Cannon had resigned as President and Chief Executive Officer and that Paul Tufano had been named as Acting President and Chief Executive Officer.

      Maxtor filed a Current Report on Form 8-K on January 14, 2003, in which it reported that Charles M. Boesenberg had been appointed to the Board of Directors.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MAXTOR CORPORATION

By	/s/ PAUL J. TUFANO

Paul J. Tufano
President, Chief Executive Officer
and Acting Chief Financial Officer

Date: May 12, 2003

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

/s/ PAUL J. TUFANO

Paul J. Tufano
President, Chief Executive Officer
and Acting Chief Financial Officer

Date: May 12, 2003

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Certificate of Merger and Restated Certificate of Incorporation.
4.1	Indenture between Registrant and U.S. Bank National Association, dated May 7, 2003.
4.2	Registration Rights Agreement between Registrant, Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated May 7, 2003.
10.1	Employment Offer Letter from Registrant to Paul J. Tufano, dated February 24, 2003.*
10.2	Master Financing Agreement between Maxtor Technology (Suzhou) Co., Ltd., Bank of China Suzhou Branch and Bank of China Suzhou Industrial Park Sub-branch, dated as of April 15, 2003.
10.3	Contract for Transfer of the Right to the Use of Land in Respect to 222,700.82 Square Meters of Land Located at Su Hong Dong Road, Suzhou Industrial Park between China-Singapore Suzhou Industrial Park Development Co., Ltd. and Maxtor Technology (Suzhou) Co., Ltd., dated as of February 12, 2003.
99.1	Certification of Paul J. Tufano, President, Chief Executive Officer and Acting Chief Financial Officer of the Registrant pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibits of Form 8-K filed April 17, 2001.