Form 10-Q
period 2003-06-28
MAXTOR CORP
filed 2003-08-12
CIK 711039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 28, 2003
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

(408) 894-5000

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.     Yes ☑          No ☐

      As of, August 1, 2003, 239,490,780 shares of the registrant’s Common Stock, $.01 par value, were issued and outstanding.

MAXTOR CORPORATION

FORM 10-Q

June 28, 2003

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MAXTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	December 28,
	2003	2002

	(Unaudited)

	(In thousands, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$483,984	$306,444
Restricted cash	55,020	56,747
Marketable securities	87,614	87,507
Accounts receivable, net of allowance for doubtful accounts of $16,846 at June 28, 2003 and $18,320 at December 28, 2002	436,800	363,664
Inventories	232,630	175,545
Prepaid expenses and other	60,788	33,438

Total current assets	1,356,836	1,023,345
Property, plant and equipment, net	322,892	364,842
Goodwill	813,951	813,951
Other intangible assets, net	105,780	146,898
Other assets	14,973	11,798

Total assets	$2,614,432	$2,360,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$184,587	$41,042
Accounts payable	641,721	642,206
Accrued and other liabilities	456,438	471,750
Liabilities of discontinued operations	5,506	11,646

Total current liabilities	1,288,252	1,166,644
Deferred taxes	196,455	196,455
Long-term debt, net of current portion	330,134	206,343
Other liabilities	192,200	199,071

Total liabilities	2,007,041	1,768,513
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 250,804,397 shares issued and 237,558,659 shares outstanding at June 28, 2003 and 247,507,244 shares issued and 242,507,244 shares outstanding at December 28, 2002	2,508	2,475
Additional paid-in capital	2,362,090	2,349,253
Deferred stock-based compensation	(457)	(1,193)
Accumulated deficit	(1,706,989)	(1,740,591)
Cumulative other comprehensive income	15,178	2,377
Treasury stock of 13,245,738 shares at June 28, 2003 and 5,000,000 shares at December 28, 2002 at cost	(64,939)	(20,000)

Total stockholders’ equity	607,391	592,321

Total liabilities and stockholders’ equity	$2,614,432	$2,360,834

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

	(Unaudited)		(Unaudited)

	(In thousands, except share and per share amounts)
Net revenues	$910,903	$885,350	$1,849,792	$1,921,450
Cost of revenues	761,657	825,960	1,528,699	1,748,294

Gross profit	149,246	59,390	321,093	173,156
Operating expenses:
Research and development	84,218	104,052	170,879	207,110
Selling, general and administrative	30,967	35,318	62,899	76,670
Amortization of intangible assets	20,562	20,562	41,124	41,124

Total operating expenses	135,747	159,932	274,902	324,904

Income (loss) from operations	13,499	(100,542)	46,191	(151,748)
Interest expense	(8,325)	(6,562)	(13,747)	(13,108)
Interest and other income	1,459	2,376	2,786	5,405
Other gain	—	1,577	88	1,577

Income (loss) from continuing operations before income taxes	6,633	(103,151)	35,318	(157,874)
Provision for income taxes	437	152	1,714	806

Income (loss) from continuing operations	6,196	(103,303)	33,604	(158,680)
Loss from discontinued operations	—	(5,699)	—	(15,360)

Net income (loss)	$6,196	$(109,002)	$33,604	$(174,040)

Net income (loss) per share — basic
Continuing operations	$0.03	$(0.43)	$0.14	$(0.67)
Discontinued operations	$—	$(0.03)	$—	$(0.06)

Total	$0.03	$(0.46)	$0.14	$(0.73)

Net income (loss) per share — diluted
Continuing operations	$0.03	$(0.43)	$0.14	$(0.67)
Discontinued operations	$—	$(0.03)	$—	$(0.06)

Total	$0.03	$(0.46)	$0.14	$(0.73)

Shares used in per share calculation
— basic	241,120,075	238,803,423	242,382,530	237,892,949
— diluted	245,259,831	238,803,423	245,999,915	237,892,949

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 28,	June 29,
	2003	2002

	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss) from continuing operations	$33,604	$(158,680)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	83,130	73,000
Amortization of intangible assets	41,124	41,124
Amortization of deferred compensation related to Quantum	—	4,103
Stock-based compensation expense	496	2,850
Loss on sale of property, plant and equipment and other assets	2,555	3,104
Gain on retirement of bond	(111)	(1,162)
Realized gain on investment	—	(1,079)
Change in assets and liabilities:
Accounts receivable	(73,136)	33,726
Inventories	(57,085)	(35,129)
Prepaid expenses and other assets	(8,866)	4,527
Accounts payable	1,574	68,413
Accrued and other liabilities	(22,188)	(84,752)

Net cash provided by (used in) operating activities from continuing operations	1,097	(49,955)
Net cash flow used in discontinued operations	(6,140)	(12,498)

Net cash provided by (used in) operating activities	(5,043)	(62,453)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	274	65
Purchase of property, plant and equipment	(39,290)	(77,082)
Decrease (Increase) in restricted cash	1,727	(18)
Proceeds from sale of marketable securities	28,761	102,158
Purchase of marketable securities	(29,493)	(34,192)

Net cash used in investing activities	(38,021)	(9,069)

Cash Flows from Financing Activities:
Proceeds from issuance of debt including short-term borrowings	223,858	—
Principal payments of debt including short-term borrowings	(5,327)	(18,400)
Principal payments under capital lease obligations	(14,004)	(11,741)
Purchase of treasury shares at cost	(44,939)	—
Net proceeds from receivable-backed borrowing	47,908	—
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	13,108	13,988

Net cash provided by (used in) financing activities	220,604	(16,153)

Net change in cash and cash equivalents	177,540	(87,675)
Cash and cash equivalents at beginning of period	306,444	379,927

Cash and cash equivalents at end of year	$483,984	$292,252

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,049	$11,583
Income taxes	$687	$5,369
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$4,999	$13,728
Retirement of debt in exchange for bond redemption	$—	$5,000
Change in unrealized gain (loss) on investments	$12,801	$(603)
Purchase of property, plant and equipment financed by capital lease obligations	$5,526	$—

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation (“Maxtor” or the “Company”) and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2002 incorporated in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

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

Fiscal Calendar

      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31. As a result, the three and six month periods ended June 28, 2003 comprised 13 weeks and 26 weeks, respectively, as did the three and six months ended June 29, 2002. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Operating results of NSG are presented in the following table (in millions):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Revenue from discontinued operations	$—	$10.4	$—	$19.0
Loss from discontinued operations	$—	$(5.7)	$—	$(15.4)

      The following is a summary of the liabilities of the NSG discontinued operations as of June 28, 2003 (in millions):

Payroll and other accrued expenses	$3.1
Warranty, returns and other	2.4

Total	$5.5

3.	Restructuring

      During the year ended December 28, 2002, the Company recorded a restructuring charge of $9.5 million associated with closure of one of its facilities located in California. The amount comprised $8.9 million of future non-cancelable lease payments, which are expected to be paid over several years based on the underlying lease agreement, and the write-off of $0.6 million in leasehold improvements. The restructuring accrual is included on the balance sheet within accrued and other liabilities with the balance of $8.1 million after cash payments of $0.4 and $0.8 million during the three and six months ended June 28, 2003, respectively.

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the activity related to the merger-related restructuring costs as of June 28, 2003:

		Severance
	Facility	and	Other
	Costs	Benefits	Costs	Total

	(In millions)
Provision at April 2, 2001	$59.1	$29.2	$12.7	$101.0
Amounts paid	(0.9)	(15.5)	(12.7)	(29.1)

Balance at December 29, 2001	58.2	13.7	—	71.9
Amounts paid	(4.5)	(13.7)	—	(18.2)

Balance at December 28, 2002	53.7	—	—	53.7
Amounts paid	(4.9)	—	—	(4.9)

Balance at June 28 2003	$48.8	$—	$—	$48.8

      The balance remaining in the facilities exit accrual is expected to be paid over several years, based on the underlying lease agreements. The merger-related restructuring accrual is included on the balance sheet within Accrued and other liabilities and Other liabilities.

5.	Restricted Cash

      The Company’s restricted cash balance of $55.0 million at June 28, 2003 and $56.7 million at December 28, 2002, is associated with short-term letters of credit (“LOCs”), where the Company has chosen to provide cash security in order to lower the cost of the LOCs.

6.	Supplemental Financial Data

	June 28,	December 28,
	2003	2002

	(In thousands)
Inventories:
Raw materials	$47,129	$40,209
Work-in-process	31,518	25,523
Finished goods	153,983	109,813

	$232,630	$175,545

Prepaid expenses and other:
Investments in equity securities, at fair value	$19,573	$6,589
Prepaid expenses and other	41,215	26,849

	$60,788	$33,438

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 28,	December 28,
	2003	2002

	(In thousands)
Property, plant and equipment, at cost:
Buildings	$139,782	$137,467
Machinery and equipment	557,238	548,149
Software	76,095	75,284
Furniture and fixtures	25,391	23,962
Leasehold improvements	84,998	77,925

	$883,504	$862,787
Less accumulated depreciation and amortization	(560,612)	(497,945)

Net property, plant and equipment	$322,892	$364,842

Accrued and other liabilities:
Income taxes payable	$22,635	$22,183
Accrued payroll and payroll-related expenses	84,277	76,876
Accrued warranty	256,661	278,713
Restructuring liabilities, short-term	9,642	11,589
Accrued expenses	83,223	82,389

	$456,438	$471,750

Other liabilities
Payable to Quantum Corporation	$136,651	$138,567
Restructuring liabilities, long-term	47,224	50,921
Other	8,325	9,583

	$192,200	$199,071

7.	Accrued Warranty

      The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair of the hard drive and the warranty periods generally range from one to five years. The Company has comprehensive processes that it uses to estimate accruals for warranty exposure. The processes include specific detail on hard drives in the field by product type, estimated failure rates and costs to repair. Although the Company believes it has the continued ability to reasonably estimate warranty expenses, unforeseeable changes in factors used to estimate the accrual for warranty could occur. These unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the three and six months ended June 28, 2003 and June 29, 2002 were as follows (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Balance at the beginning of the period	$(266,583)	$(301,287)	$(278,713)	$(313,894)
Accruals for warranties issued during the period	(30,591)	(35,282)	(60,887)	(90,808)
Settlements made (in cash or in kind) during the period	40,513	63,924	82,939	132,057

Balance at the end of the period	$(256,661)	$(272,645)	$(256,661)	$(272,645)

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

      The following pro forma net income (loss) information for Maxtor’s stock options and employee stock purchase plan has been prepared following the provisions of SFAS No. 123 (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income (loss) applicable to common stockholders, as reported	$6,196	$(109,002)	$33,604	$(174,040)
Add: Stock-based employee compensation expense included in reported net income (loss)	223	1,359	496	2,850
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	5,590	10,063	11,358	21,270

Pro forma net income (loss)	$829	$(117,706)	$22,742	$(192,460)

Net income (loss) per share
As reported — basic	$0.03	$(0.46)	$0.14	$(0.73)
Pro forma — basic	$0.00	$(0.49)	$0.09	$(0.81)
As reported — diluted	$0.03	$(0.46)	$0.14	$(0.73)
Pro forma — diluted	$0.00	$(0.49)	$0.09	$(0.81)

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Net Income (Loss) Per Share

      In accordance with the disclosure requirements of Statements of Financial Accounting Standards No. 128, “Earnings per Share” a reconciliation of the numerator and denominator of the basic and diluted net loss per share calculations is provided as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Numerator — Basic and Diluted
Income (loss) from continuing operations	$6,196	$(103,303)	$33,604	$(158,680)
Loss from discontinued operations	$—	$(5,699)	$—	$(15,360)

Net income (loss)	$6,196	$(109,002)	$33,604	$(174,040)

Net income (loss) available to common stockholders	$6,196	$(109,002)	$33,604	$(174,040)

Denominator
Basic weighted average common shares outstanding	241,120,075	238,803,423	242,382,530	237,892,949
Effect of dilutive securities:
Common stock options	4,043,577	—	3,521,206	—
Restricted shares subject to repurchase	96,179	—	96,179	—

Diluted weighted average common shares	245,259,831	238,803,423	245,999,915	237,892,949

Net income (loss) per share — basic
Continuing operations	$0.03	$(0.43)	$0.14	$(0.67)
Discontinued operations	$—	$(0.03)	$—	$(0.06)

Total	$0.03	$(0.46)	$0.14	$(0.73)

Net income (loss) per share — diluted
Continuing operations	$0.03	$(0.43)	0.14	(0.67)
Discontinued operations	$—	$(0.03)	—	(0.06)

Total	$0.03	$(0.46)	$0.14	$(0.73)

      As-if convertible shares and interest expense related to the 6.8% convertible senior notes due 2010 were excluded from the calculation, as the effect was anti-dilutive. As-if converted shares and interest expense related to the pro rata portion of Quantum Corporation’s 7% subordinated convertible notes due 2004 were excluded from the calculations, as the effect was anti-dilutive.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following number of common stock options, restricted shares and as-if converted shares were excluded from the computation of diluted net loss per shares as the effect was anti-dilutive:

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Common stock options	13,825,057	34,226,219	13,825,057	34,599,950
Restricted shares subject to repurchase	—	1,269,058	—	1,269,058
As-if converted shares related to 6.8% Convertible Senior Notes due 2010	18,756,362	—	18,756,362	—
As-if converted shares related to pro rata portion of Quantum Corporation’s 7% Subordinated Convertible Notes due 2004	4,716,676	4,716,676	4,716,676	4,716,676

10.     Short-term Borrowings and Long-term Debt.

      Short-term borrowings and long-term debt consist of the following (in thousands):

	June 28,	December 28,
	2003	2002

5.75% Subordinated Debentures due March 1, 2012	$59,885	$60,427
6.8% Convertible Senior Notes due 2010	230,000	—
Economic Development Board of Singapore Loan due March 2004	6,609	9,909
Pro rata portion of Quantum Corporation’s 7% Subordinated Convertible Notes due August 1, 2004	95,833	95,833
Mortgages	34,902	35,609
Equipment Loans and Capital Leases	37,492	45,607
Receivables-backed Borrowings	50,000	—

	514,721	247,385
Less amounts due within one year	(184,587)	(41,042)

	$330,134	$206,343

      The 5.75% Subordinated Debentures due March 1, 2012 require semi-annual interest payments and annual sinking fund payments of $5.0 million, which commenced March 1, 1998. The Debentures are subordinated in right to payment to all senior indebtedness. The Company has bonds to fulfill its sinking fund obligation until March 1, 2006.

      In September 1999, Maxtor Peripherals (S) Pte Ltd entered into a four-year Singapore dollar denominated loan agreement with the Economic Development Board of Singapore (the “Board”), which is being amortized in seven equal semi-annual installments ending September 2003. As of June 28, 2003, the balance was equivalent to $6.6 million. The Board charges interest at 1.0% above the prevailing Central Provident Fund lending rate, subject to a minimum of 3.5% per year (3.5% as of June 28, 2003). This loan is supported by a two-year guaranty from a bank. Cash is currently provided as collateral for this guaranty but the Company may, at its option, substitute other assets as security. As part of this agreement, the Company had been subject to two financial covenants, the maintenance of minimum unrestricted cash and a tangible net worth test. On January 29, 2003, the loan was amended to remove the tangible net worth covenant. As of June 28, 2003, the Company was in compliance with the covenant regarding maintenance of minimum restricted cash.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the Company’s acquisition of Quantum HDD, Maxtor agreed to indemnify Quantum for the Quantum HDD pro rata portion of Quantum’s outstanding $287.5 million 7.0% convertible subordinated notes due August 1, 2004, and the principal amount of $95.8 million has been included in the Company’s long-term debt. Quantum is required to pay interest semi-annually on February 1 and August 1, and principal is payable on maturity. The notes are convertible at the option of the holder at any time prior to maturity, unless previously redeemed into shares of Quantum common stock and Maxtor common stock. The Company’s pro rata share of the notes would be convertible to 4,716,676 shares of Maxtor common stock (or 16.405 shares per $1,000 note).

      The Company is required to reimburse Quantum for interest and principal payments relating to the $95.8 million representing Quantum HDD’s pro rata portion of such notes. On August 6, 2003, Quantum announced that it has delivered a notice of redemption to the holders of such notes designating August 21, 2003 as the date for redemption of all of these notes. Assuming that the notes are not converted into Quantum and Maxtor stock prior to the redemption date, the Company intends to reimburse Quantum for $97.2 million which will satisfy the Company’s reimbursement obligation in full. Accordingly, the Company has reclassified $95.8 million on its balance sheet at June 28, 2003 as short-term debt.

      In connection with the acquisition of Quantum HDD, the Company acquired real estate and related mortgage obligations. The term of the mortgages is ten years, at an interest rate of 9.2%, with monthly payments based on a twenty-year amortization schedule, and a balloon payment at the end of the 10-year term, which is September 2006. The outstanding balance at June 28, 2003 was $34.9 million.

      In April 2003, the Company secured credit lines with the Bank of China for up to $133 million to be used for the construction and working capital requirements of the manufacturing facility to be established in Suzhou, China. These lines of credit are U.S.-dollar-denominated and are drawable until April 2007. Borrowings which, under these lines of credits will be collateralized by the facilities to be established in Suzhou, China, bear interest at LIBOR plus 50 basis points (subject to adjustments to 60 basis points) will be repayable in eight semi-annual installments commencing October 2007, except for $30 million repayable in April 2013. As of June 28, 2003, the outstanding balance was zero.

      On May 7, 2003, the Company sold $230 million in aggregate principal amount of 6.8% convertible senior notes due 2010 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are unsecured and effectively subordinated to all existing and future secured indebtedness. The notes are convertible into the Company’s common stock at a conversion rate of 81.5494 shares per $1,000 principal amount of the notes, or an aggregate of 18,756,362 shares, subject to adjustment in certain circumstances (equal to an initial conversion price of $12.2625 per share). The Company has the right to settle its obligation with cash or common stock. The initial conversion price represents a 125% premium over the closing price of the Company’s common stock on May 1, 2003, which was $5.45 per share. Prior to May 5, 2008, the Notes will not be redeemable at the Company’s option. Beginning May 5, 2008, if the closing price of the Company’s common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the redemption notice exceeds 130% of the conversion price in effect on such trading day, the Company may redeem the Notes in whole or in part, in cash, at a redemption price equal to 100% of the principal amount of the Notes being redeemed plus any accrued and unpaid interest and accrued and unpaid liquidated damages, if any, to, but excluding, the redemption date. If, at any time, substantially all of the Company’s common stock is exchanged or acquired for consideration that does not consist entirely of common stock that is listed on United States national securities exchange or approved for quotation on the Nasdaq National Market or similar system, the holders of the notes have the right to require the Company to repurchase all or any portion of the notes at their face value plus accrued interest.

      On May 9, 2003, the Company entered into a two-year receivable-backed borrowing arrangement for up to $100 million with certain financial institutions. Under this arrangement the Company uses a special purpose subsidiary to purchase U.S. and Canadian accounts receivable and can borrow up to $100 million collateralized by the U.S. and Canadian accounts receivable. The special purpose subsidiary is consolidated for financial

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting purposes. The transactions under the arrangement are accounted for as short-term borrowings and remain on the Company’s consolidated balance sheet. As of June 28, 2003, the Company had borrowed $50.0 million under the arrangement, which had been reported as short-term borrowings in the Company’s consolidated financial statements. The average interest rate of the loans outstanding under this arrangement is 6.09%. As of June 28, 2003, $205.0 million of US and Canadian receivables were pledged under the Company’s receivable-backed borrowing arrangement and remain on the Company’s consolidated balance sheet. The arrangement requires the Company to comply with operational and financial covenants, including a liquidity covenant, and initially set forth an operating cash flow to long-term debt test. The Company entered into an amendment to replace the operating cash flow to long-term debt test with a test of operating income (loss) before depreciation and amortization to long-term debt. The Company is required under the arrangement to obtain a shadow rating for the arrangement from a credit rating agency, and in furtherance of this obligation, agreed to additional amendments to meet certain technical requirements of the rating agency and will now seek the required rating. The Company does not believe that any of these modifications will have a material adverse impact on its ability to access funds under this arrangement.

      As of June 28, 2003, the Company had equipment loans and capital leases totaling $37.5 million. These obligations include certain capital equipment loans and leases assumed in connection with the September 2001 acquisition of MMC Technology, Inc., which as of June 28, 2003 amounted to $25.1 million, having maturity dates through October 2004 and interest rates averaging 9.7%.

11.     Comprehensive Income (Loss)

      Cumulative other comprehensive loss on the consolidated balance sheets consists of unrealized loss on investments. Total comprehensive income (loss) for the three and six months ended June 28, 2003 and June 29, 2002, respectively, is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income (loss)	$6,196	$(109,002)	$33,604	$(174,040)
Unrealized gain (loss) on investments in equity securities	11,118	(2,772)	12,917	(2,492)
Less: reclassification adjustment for gain included in net income (loss)	28	1,577	116	291

Comprehensive income (loss)	$17,286	$(110,197)	$46,405	$(176,241)

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

      Sales of continuing operations to original equipment manufacturers (“OEMs”) for the three and six months ended June 28, 2003 represented 50.6% and 46.5% of total revenue, compared to 50.7% and 46.7% of

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total revenue for the corresponding periods in fiscal year 2002. Sales to the distribution and retail channels for the three and six months ended June 28, 2003 represented 49.4% and 53.5% of total revenue, compared to 49.3% and 53.3% of total revenue in the corresponding periods in fiscal year 2002.

      The Company has a worldwide sales, service and distribution network. Products are marketed and sold through a direct sales force to computer equipment manufacturers, distributors and retailers in the United States, Asia Pacific and Japan, Europe, Middle East and Africa, Latin America and other. Maxtor operations outside the United States primarily consist of its manufacturing facilities in Singapore that produce subassemblies and final assemblies for the Company’s disk drive products. Revenue from continuing operations by destination for the three and six months ended June 28, 2003 and June 29, 2002, respectively, are presented in the following table:

	Revenue		Revenue

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

United States	$319,986	$298,870	$639,094	$689,248
Asia Pacific and Japan	288,434	309,974	571,761	604,264
Europe, Middle East and Africa	298,424	270,940	629,017	611,563
Latin America and other	4,059	5,566	9,920	16,375

Total	$910,903	$885,350	$1,849,792	$1,921,450

      Long-lived asset information by geographic area as of June 28, 2003 and December 28, 2002 is presented in the following table:

	Long-lived Assets

	June 29,	December 28,
	2003	2002

United States	$1,148,455	$1,207,738
Asia Pacific and Japan	108,474	128,860
Europe, Middle East and Africa	667	891

Total	$1,257,596	$1,337,489

      Long-lived assets located within the United States consist primarily of goodwill and other intangible assets, which amounted to $919.7 million and $960.8 million as of June 28, 2003 and December 28, 2002, respectively. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore, which amounted to $105.1 million and $127.6 million as of June 28, 2003 and December 28, 2002, respectively.

13.     Sale of Accounts Receivable

      In November 2001, the Company entered into an accounts receivable securitization program (the “Program”) with a group of commercial banks (the “Banks”). On December 30, 2002, the Company elected to terminate the Program. Under the Program, the Company sold U.S. and Canadian accounts receivable in securitization transactions and retains a subordinated interest and servicing rights to those receivables. The eligible receivables, net of estimated credit losses, were sold to third party conduits through a wholly-owned bankruptcy-remote entity that was consolidated for financial reporting purposes. The investors in the securitized receivables had no recourse to the Company’s assets as a result of debtor’s defaults except for the retained interests in the securitized accounts receivable. The Company retained the portion of the sold receivables that was in excess of the minimum receivables level required to support the securities issued by the

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

third party conduits, referred to as retained interest. The carrying amount of the Company’s retained interest, which approximated fair value because of the short-term nature of receivables, was recorded in accounts receivable. The Company serviced the sold receivables and charged the third party conduits a monthly servicing fee at market rates; accordingly, no servicing asset or liability was recorded.

      The Company accounted for the Program under the FASB’s Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The Program qualified for treatment as a sale under SFAS 140. As of December 28, 2002, the outstanding balance of securitized accounts receivable held by the third party conduits totaled $140.3 million, of which the Company’s subordinated retained interest was $95.3 million. Accordingly, $45.0 million of accounts receivable balances, net of applicable allowances, were removed from the consolidated balance sheets at December 28, 2002. Delinquent amounts and credit losses related to these receivables were not material as of December 28, 2002. Expenses associated with the Program totaled $1.9 million, in the six months ended June 29, 2002 and were included within the interest expense caption of the results of operations statement. In the six months ended June 29, 2002 $0.5 million of these expenses, related primarily to the loss on sale of receivables, net of related servicing revenues, with the remainder representing program and facility fees. Net cash flows from sales (repayments) under the Program were $0.2 million for the six months ended June 29, 2002.

14.     Contingencies

      From time to time, the Company has been subject to litigation including the pending litigation described below. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, the Company is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse effect on its business, results of operations, financial condition and cash flow.

      In addition, the Company is engaged in certain legal and administrative proceedings incidental to the Company’s normal business activities and believes that these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company ceased amortizing goodwill totaling $846.0 million as of the adoption date, including $31.1 million, net of accumulated amortization, of acquired workforce intangibles previously classified as purchased intangible assets. Subsequent to the decision to shut down the manufacture and sales of NSG products, the Company wrote off goodwill related to the NSG operations of $32.0 million. As of June 28, 2003, goodwill amounted to $814.0 million.

      Purchased intangible assets are carried at cost less accumulated amortization. The Company evaluated its intangible assets and determined that all such assets have determinable lives. Amortization is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on purchased intangible assets to be $41.1 million in the remainder of 2003, $37.0 million in 2004, $21.9 million in 2005, and $5.8 million in 2006, at which time purchased intangible assets will be fully amortized.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		June 28, 2003			December 28, 2002

		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net

	(Years)
Goodwill	—	$813,951	$—	$813,951	$813,951	$—	$813,951

Quantum HDD
Existing Technology
Core technology	5	$105,000	(47,250)	57,750	$105,000	(36,750)	68,250
Consumer electronics	3	8,900	(6,675)	2,225	8,900	(5,192)	3,708
High-end	3	75,500	(56,625)	18,875	75,500	(44,042)	31,458
Desktop	3	96,700	(72,525)	24,175	96,700	(56,408)	40,292

		286,100	(183,075)	103,025	286,100	(142,392)	143,708

MMC Technology
Existing technology	5	4,350	(1,595)	2,755	$4,350	(1,160)	3,190

Total other intangible assets		$290,450	$(184,670)	$105,780	$290,450	$(143,552)	$146,898

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.

      This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements. Examples of forward-looking statements in this report include statements regarding our expectations as to average selling prices, demand for our products, capital expenditures, liquidity, completion of our manufacturing facility in China, our indemnification obligations, the results of litigation, amortization of other intangible assets and our relationships with vendors. In this report, the words “anticipates,” “believe,” “expect,” “intend,” “may,” “will,” “should,” “plan,” “estimate,” “predict,” “potential,” “future,” “continue,” or similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements, whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Performance” and elsewhere in this report.

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

      On October 9, 2001, Hynix sold 23,329,843 shares (including exercise of the underwriters’ over-allotment) of Maxtor common stock in a registered public offering. Maxtor did not receive any proceeds from Hynix’s sale of Maxtor stock to the public. In addition, at the same time and on the same terms as Hynix’s sale of Maxtor stock to the public, we repurchased 5.0 million shares from Hynix for an aggregate purchase price of $20.0 million. In February 2002, Hynix distributed the balance of its Maxtor shares to the beneficial owners of a trust and ceased to be a stockholder of Maxtor.

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

      On May 7, 2003, we sold $230 million in aggregate principal amount of 6.8% convertible senior notes due 2010 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. For additional information regarding the convertible senior notes, see the discussion below under the heading “Liquidity and Capital Resources.”

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

Results of Operations

Revenue and Gross Profit

	Three Months Ended			Six Months Ended

	June 28,	June 29,		June 28,	June 29,
	2003	2002	Change	2003	2002	Change

	(Unaudited)			(Unaudited)
	(In millions)			(In millions)
Total revenue from continuing operations	$910.9	$885.4	$25.5	$1,849.8	$1,921.5	$(71.7)
Gross profit	$149.2	$59.4	$89.8	$321.1	$173.2	$147.9
Income (loss) from continuing operations	$6.2	$(103.3)	$109.5	$33.6	$(158.7)	$192.3
As a percentage of revenue:
Total revenue from continuing operations	100.0%	100.0%		100.0%	100.0%
Gross profit	16.4%	6.7%		17.4%	9.0%
Income (loss) from continuing operations	0.7%	(11.7)%		1.8%	(8.3)%

Revenue

      Revenue in the three and six months ended June 28, 2003 were $910.9 million and $1,849.8 million, compared to $885.4 million and $1,921.5 million in the corresponding periods in fiscal 2002. Total shipments for the three months ended June 28, 2003 were 12.2 million units, which was 0.5 million units, or 3.9%, lower as compared to the three months ended June 29, 2002. Total shipments for the six months ended June 28, 2003 were 24.6 million units, which was 1.8 million units or 6.9% lower as compared to the six months ended June 29, 2002. Although total shipments declined during the three months ended June 28, 2003 as a result of our transition to the 80GB per platter areal density hard disk drive, total revenue increased as we continued to increase our average GB shipped and grow our server hard disk drive and personal storage businesses. During the six months ended June 28, 2003 total shipments and revenue declined as a result of our transition to the 80GB per platter areal density hard disk drive.

      Revenue from sales to original equipment manufacturers (“OEMs”) represented 50.6% and 46.5% of revenue in the three and six months ended June 28, 2003, respectively, compared to 50.7% and 46.7% of revenue, respectively, in the corresponding period in fiscal year 2002. Revenue from sales to the distribution channel and retail customers in the three and six months ended June 28, 2003 represented 49.4% and 53.5% of revenue, respectively compared to 49.3% and 53.3% of revenue, respectively, in the corresponding period in fiscal 2002. Although the percentage of sales to OEMs remained relatively constant, sales to retail customers increased to 6.4% and 7.4% in the three and six months ended June 28, 2003, respectively compared to 4.9% and 4.9% for the corresponding period in fiscal 2002. The increase was primarily due to growth in the sales of personal storage products. Conversely, sales to distribution customers decreased to 43.0% and 46.1% in the three and six months ended June 28, 2003, respectively, from 44.4% and 48.4% for the corresponding period in fiscal 2002. The decrease was a result of reduced sales to Asian distributors due to our transition to the 80GB per platter areal density hard disk drive.

      Domestic revenue in the three and six months ended June 28, 2003 represented 35.5% and 35.1% of total sales, respectively compared to 34.4% and 36.8% of total, respectively, in the corresponding period in fiscal year 2002. The increase in United States & Canada revenue as a percentage of total revenue during the three months ended June 28, 2003 was a result of increased shipments to our OEM and distribution customers. This increase was driven by the growth in server hard disk drive product sales and continued progress in the ramp of our 80GB product. The decline during the six months ended June 28, 2003 was the result of our transition to the 80GB per platter areal density hard disk drive. International revenue in the three and six months ended June 28, 2003 represented 64.5% and 64.9% of total sales, respectively compared to 65.6% and 63.2% of total, respectively, in the corresponding period in fiscal year 2002.

      Sales to Europe, Middle East and Africa in the three months ended June 28, 2003 and June 29, 2002 represented 32.8% and 30.6% of total revenue, respectively. In absolute dollars, Europe, Middle East and Africa sales increased 10.1% compared to the corresponding period in fiscal year 2002. The increase in Europe, Middle East and Africa sales both in absolute dollars and as a percentage of revenue during the three months ended June 28, 2003, was the result of increased shipments of server hard disk drive product and growth of our retail and distribution business. The retail and distribution growth was driven by the success of our personal storage products and increased acceptance of our 80GB per platter areal density hard disk drive. Sales to Asia Pacific and Japan in the three months ended June 28, 2003 and June 29, 2002 represented 31.7% and 35.0% of total revenue, respectively. In absolute dollars, Asia Pacific and Japan sales decreased 6.9% compared to the corresponding period in fiscal year 2002. The decrease in Asia Pacific and Japan sales both in absolute dollars and as a percentage of revenue during the three months ended June 28, 2003, was due to decreased sales to Asian distributors as the result of the ramp of our 80GB per platter areal density hard disk drive.

      Sales to Europe, Middle East and Africa in the six months ended June 28, 2003 and June 29, 2002 represented 34.0% and 31.8% of total revenue, respectively. In absolute dollars, Europe, Middle East and Africa sales increased 2.9% compared to the corresponding six months in fiscal year 2002. The increase in Europe, Middle East and Africa sales was the result of increased shipments of server hard disk drive product and growth of our retail and distribution business. The retail and distribution growth was driven by the success of our personal storage products and increased acceptance of our 80GB per platter areal density hard disk drive. Sales to Asia Pacific and Japan in the six months ended June 28, 2003 and June 29, 2002 represented 30.9 % and 31.4% of total revenue, respectively. In absolute dollars, Asia Pacific & Japan sales decreased 5.4% compared to the corresponding period in fiscal year 2002. The decrease in Asia Pacific and Japan sales was the result of decreased sales to Asian distributors as the result of the ramp of our 80GB per platter areal density hard disk drive.

Cost of Revenues; Gross Profit

      Gross profit increased to $149.2 million in the three months ended June 28, 2003, compared to $59.4 million for the corresponding three months in fiscal year 2002. As a percentage of revenue, gross profit increased to 16.4% in the three months ended June 28, 2003 from 6.7% in the corresponding three months of fiscal year 2002. Gross profit increased to $321.1 million in the six months ended June 28, 2003, compared to $173.2 million for the corresponding three months in fiscal year 2002. As a percentage of revenue, gross profit increased to 17.4% in the six months ended June 28, 2003 from 9.0% in the corresponding three months of fiscal year 2002. The increase in gross profit, both as a percentage of revenue and actual dollars, was primarily due to the transition of our desktop product from MKE to our Singapore manufacturing facility and the improved manufacturing efficiencies on the 80GB per platter areal density hard disk drive. These efficiencies resulted in reduced costs associated with drive components and a more favorable product mix. Our cost of goods sold includes depreciation and amortization of property, plant and equipment.

Operating Expenses

	Three Months Ended			Six Months Ended

	June 28,	June 29,		June 28,	June 29,
	2003	2002	Change	2003	2002	Change

	(In millions)			(In millions)
Research and development	$84.2	$104.1	$(19.9)	$170.9	$207.1	$(36.2)
Selling, general and administrative	$31.0	$35.3	$(4.3)	$62.9	$76.7	$(13.8)
Amortization of intangible assets	$20.6	$20.6	$—	$41.1	$41.1	$—
As a percentage of revenue:
Research and development	9.2%	11.8%		9.2%	10.8%
Selling, general and administrative	3.4%	4.0%		3.4%	4.0%
Amortization of intangible assets	2.3%	2.3%		2.2%	2.1%

Research and Development (“R&D”)

      R&D expense in the three and six months ended June 28, 2003 was $84.2 million, or 9.2% of revenue and $170.9 million or 9.2% of revenue, respectively, compared to $104.1 million, or 11.8% of revenue and $207.1 million or 10.8% of revenue, respectively, in the three and six month period ending June 29, 2002. The decrease in absolute dollars and as a percentage of revenue was primarily due to reduced compensation expense associated with our reductions in force in 2002 and a more focused development effort on fewer products, that resulted in less expense for development parts in the three and six months ended June 28, 2003.

      As a result of our acquisition of the Quantum HDD business, R&D expense includes stock-based compensation charges of $0.2 million and $0.3 million in the three and six months ended June 28, 2003, respectively, compared to $0.4 and $1.0 million in the three and six months ended June 29, 2002, respectively, resulting from options we issued to Quantum employees who joined Maxtor in connection with the acquisition on April 2, 2001. Additionally, in the six months ended June 28, 2003 there was no longer amortization of deferred stock-based compensation required for DSS restricted shares from our acquisition of the Quantum HDD business as the amortization period had been completed. R&D expense in the six months ended June 29, 2002 includes $2.8 million of stock-based compensation amortization for Quantum DSS restricted shares issued to Quantum employees who joined Maxtor in connection with the acquisition. The following table summarizes the effect of these acquisition-related charges:

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(In millions)		(In millions)
R&D expense	$84.2	$104.1	$170.9	$207.1
Stock-based compensation expense	(0.2)	(0.4)	(0.3)	(1.0)
Amortization related to DSS restricted shares	—	—	—	(2.8)

	$84.0	$103.7	$170.6	$203.3

      For further information, see discussion below under the section “Stock-based Compensation.”

Selling, General and Administrative (“SG&A”)

      SG&A expense in the three and six months ended June 28, 2003 was $31.0 million, or 3.4% of revenue and $62.9 million, or 3.4%, respectively, compared to $35.3 million, or 4.0% and $76.7 million, or 4.0% of revenue, respectively, in the corresponding periods in fiscal year 2002. SG&A expense decreased in absolute dollars and as a percentage of revenue primarily due to reduced compensation expense associated with our reductions in force in 2002 coupled with overall reduced spending on facilities.

      As a result of our acquisition of the Quantum HDD business, SG&A expense includes stock-based compensation charges of $0.0 million and $0.1 million in the three and six months ended June 28, 2003 and $0.1 million and $0.3 million in the three and six months ending June 29, 2002, respectively, resulting from options we issued to Quantum employees who joined Maxtor in connection with the acquisition on April 2, 2001. Additionally, in the six months ended June 28, 2003 there was no longer amortization of deferred stock-based compensation required for DSS restricted shares from our acquisition of the Quantum HDD business as the amortization period had been completed. SG&A expense in the three and six months ended June 29, 2002 includes $0 and $1.0 million, respectively, of stock-based compensation amortization for Quantum DSS restricted shares issued to Quantum employees who joined Maxtor in connection with the acquisition. The following table summarizes the effect of these acquisition-related charges:

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(In millions)		(In millions)
SG&A expense	$31.0	$35.3	$62.9	$76.7
Stock-based compensation expense	—	(0.1)	(0.1)	(0.3)
Amortization related to DSS restricted shares	—	—	—	(1.0)

	$31.0	$35.2	$62.8	$75.4

      For further information, see discussion below under the section “Stock-based Compensation.”

Stock-based Compensation

      On April 2, 2001, as part of our acquisition of the Quantum HDD business, we assumed the following options and restricted stock:

•	All Quantum HDD options and Quantum HDD restricted stock held by employees who accepted offers of employment with Maxtor, or “transferred employees,” whether or not options or restricted stock have vested;

•	Vested Quantum HDD options and vested Quantum HDD restricted stock held by Quantum employees whose employment is terminated prior to the separation, or “former service providers”; and

•	Vested Quantum HDD restricted stock held by any other individual.

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

      Included in R&D expenses and SG&A expenses are charges for amortization of stock-based compensation resulting from both Maxtor options and options issued by Quantum to employees who joined Maxtor in connection with the acquisition on April 2, 2001. Stock compensation charges were as follows:

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(In millions)		(In millions)
Cost of revenues	$—	$—	$—	$0.4
Research and development	0.2	0.4	0.3	1.0
Selling, general and administrative	—	0.1	0.1	0.3

Total stock-based compensation expense	$0.2	$0.5	$0.4	$1.7

      As of June 28, 2003, $0.5 million of stock-based compensation associated with our acquisition of the Quantum HDD business remains to be amortized, based on vesting schedules, and this amortization is expected to be completed early in fiscal year 2004.

      In addition, Quantum Corporation issued restricted DSS shares to Quantum employees who joined Maxtor in connection with the acquisition in exchange for the fair value of DSS options held by such employees. A portion of the acquisition purchase price has been allocated to this deferred stock-based compensation, recorded as prepaid expense, and is amortized to expenses over the vesting period as the vesting of the shares are subject to continued employment with Maxtor. Amortization of the expense ended in the first quarter of 2002. In that period, the amortization expense that effected cost of revenues, research and development, selling, general and administrative was $0.3 million, $2.8 million and $1.0 million, respectively, totaling $4.1 million.

Amortization of Intangible Assets

      Amortization of other intangible assets represents the amortization of existing technology, arising from our acquisitions of the Quantum HDD business in April 2001 and MMC in September 2001. The net book value of these intangibles at June 28, 2003 was $105.8 million. Amortization of other intangible assets was $20.6 million and $41.1 million for the three and six months ended June 28, 2003 and June 29, 2002.

      Amortization of other intangible assets is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on intangible assets to be $41.1 million in the remainder of 2003, $37.0 million in fiscal 2004, $21.9 million in 2005, and $5.8 million in 2006, at which time the intangible assets will be fully amortized.

Interest Expense, Interest and Other Income

	Three Months Ended			Six Months Ended

	June 28,	June 29,		June 28,	June 29,
	2003	2002	Change	2003	2002	Change

	(In millions)			(In millions)
Interest expense	$8.3	$6.6	$1.7	$13.7	$13.1	$0.6
Interest and other income	$1.5	$2.4	$(0.9)	$2.8	$5.4	$(2.6)
Other gain	$—	$1.6	$(1.6)	$0.1	$1.6	$(1.5)
As a percentage of revenue:
Interest expense	0.9%	0.7%		0.7%	0.7%
Interest and other income	0.2%	0.3%		0.2%	0.3%
Other gain	0.0%	0.2%		0.0%	0.1%

Interest Expense

      Interest expense increased $1.7 million and $0.6 million in the three months and six months ended June 28, 2003 compared to the corresponding periods in fiscal year 2002. The increase in interest expense was due primarily to interest associated with the $230 million in 6.8% convertible senior notes due 2010 issued May 7, 2003. Total short-term and long-term outstanding borrowings were $514.7 million as of June 28, 2003 compared to $247.4 million, as of December 28, 2002.

Interest and Other Income

      Interest and other income decreased $0.9 million and $2.6 million in the three and six months ended June 28, 2003 compared to the corresponding periods in fiscal year 2002. The decrease in interest and other income was due to reduced interest income from our investment portfolios as a result of lower short-term interest rates. Total cash and cash equivalents, restricted cash and marketable securities were $626.6 million as of June 28, 2003 compared to $489.9 million as of June 29, 2002. See the “Liquidity and Capital Resources” discussion for further information.

                  Provision for Income Taxes

	Three Months Ended			Six Months Ended

	June 28,	June 29,		June 28,	June 29,
	2003	2002	Change	2003	2002	Change

	(In millions)			(In millions)
Income/(loss) before provision for income taxes	$6.6	$(103.2)	$109.8	$35.3	$(157.9)	$193.2
Provision for income taxes	$0.4	$0.2	$0.2	$1.7	$0.8	$0.9

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

      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s acquisition of Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the Company’s acquisition of Quantum HDD, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We must also indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods before our acquisition of Quantum HDD, limited in the aggregate to $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross-up payment. Management believes that, based on the facts available at this time, the likelihood that our indemnification obligations will exceed $142.0 million is remote. As of June 28, 2003, the Company has reimbursed $5.3 million to Quantum Corporation leaving a balance of $136.7 million on the original indemnity, prior to any sharing of tax liability with Quantum.

      We purchased a $340 million insurance policy covering the risk that the separation of Quantum HDD from Quantum DSS could be determined to be subject to federal income tax or state income or franchise tax. Under the “Tax Sharing and Indemnity Agreement,” the Company agreed to indemnify Quantum for the amount of any tax payable by Quantum as a result of the separation of Quantum HDD from Quantum Corporation to the extent such tax is not covered by such insurance policy, unless imposition of the tax is the result of Quantum’s actions, or acquisitions of Quantum stock, after the transaction. The amount of the tax not covered by insurance could be substantial. In addition, if it is determined that Quantum owes federal or state tax as a result of the separation of Quantum HDD from Quantum Corporation, in connection with the Company’s acquisition of Quantum HDD, and the circumstances giving rise to the tax are covered by our indemnification obligations, the Company will be required to pay Quantum the amount of the tax at that time, whether or not reimbursement may be allowed under our tax insurance policy.

      We recorded approximately $196.4 million of deferred tax liabilities in connection with our acquisition of Quantum HDD in April 2001. The deferred taxes were recorded principally to reflect the taxes which would become payable upon the repatriation of the cash which was invested abroad by Quantum HDD as of April 1, 2001.

Loss from Discontinued Operations

      On August 15, 2002, we announced our decision to shut down the manufacturing and sales of our MaxAttachTM branded network attached storage products (“NSG”). The discontinuance of our NSG operations represents the disposal of a component of an entity as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, our financial statements have been presented to reflect NSG as a discontinued operation for all periods presented. Our liabilities (no remaining assets) have been segregated from continuing operations in the accompanying consolidated balance sheet as of December 28, 2002 and our operating results have been segregated and reported as discontinued operations in the accompanying consolidated statement of operations.

      Operating results of the NSG discontinued operations for the three and six months ended June 28, 2003 and June 29, 2002 are as follows (in millions):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2002	2002

Revenue from discontinued operations	$—	$10.4	$—	$19.0
Loss from discontinued operations	$—	$(5.7)	$—	$(15.4)

Liquidity and Capital Resources

Cash and Cash Equivalents

      At June 28, 2003, we had $484.0 million in cash and cash equivalents, $55.0 million in restricted cash and $87.6 million in marketable securities, for a combined total of $626.6 million. In comparison, at December 28, 2002 we had $306.5 million in cash and cash equivalents, $ 56.7 million in restricted cash and $ 87.5 million in marketable securities, for a combined total of $450.7 million. The restricted cash balance was pledged as collateral for certain stand-by letters of credit issued by commercial banks. We have a net deferred tax liability amounting to $196.5 million, which could become payable upon repatriation of the earnings invested abroad.

      Operating activities used cash of $5.0 million in the six months ended June 28, 2003. Sources of cash from operating activities reflect our net income from operations of $33.6 million, non-cash adjustments for depreciation and amortization of $83.1 million, amortization of intangible assets of $41.1 million, and $2.9 million of other non-cash items. Uses of cash from operating activities include an increase in accounts receivable of $73.1 million, due to closure of the asset securitization program and the purchase back of $45.0 million secured receivables and an increase in sales activity during the last month of the second quarter, an increase of inventory of $57.1 million, due to growth in average unit cost caused by a change in product mix toward higher capacity drives, as well as an increase in the quantity of server hard disk drives on hand, a decrease in accrued expenses and other liabilities of $22.2 million due to reductions in warranty liability, and an increase in other assets of $8.9 million primarily due to increases in prepaid expenses, partially offset by an increase of accounts payable of $1.6 million.

      Cash used in investing activities was $38.0 million for the six months ended June 28, 2003, primarily reflecting investments of property, plant and equipment of $39.3 million and purchases (net of sales) of marketable securities of $0.7 million, partially offset by a decrease in restricted cash of $1.7 million.

      Cash provided by financing activities was $220.6 million for the six months ended June 28, 2003. This increase in cash is primarily due to net proceeds of $223.9 million from the issuance of 6.8% convertible senior notes due 2010, a $47.9 million increase in short-term debt from our receivable-backed borrowing arrangement, net and proceeds of $13.1 million issuance of common stock through the Company’s employee stock purchase plan and stock option exercises, partially offset by a repurchase of common stock of $44.9 million associated with the issuance of the 6.8% convertible senior notes due 2010 and amortization of our equipment loans and capital lease obligations of $19.3 million.

      We believe that our existing cash and cash equivalents, short term investment and capital resources, together with cash generated from operations and available borrowing capacity will be sufficient to fund our operations through at least the next twelve months. Our receivable-backed borrowing arrangement has availability of $46.9 million as of June 28, 2003, and we also have availability of $133 million with the Bank of China to fund our expansion into China. We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and to invest in property, plant and equipment. During 2003, capital expenditures are expected to be in the range of $150 million to $175 million, primarily used for manufacturing upgrades and expansion, product development, and updating our information technology systems. We intend to seek financing arrangements to fund our future capacity expansion and working capital, as necessary. Our ability to generate cash will depend on, among other things, demand in the hard disk drive market and pricing conditions. If we need additional capital, there can be no assurance that such additional financing can be obtained, or that it will be available on satisfactory terms. See discussion below under the heading “Certain Factors Affecting Future Performance.”

Certain Financing Activities

      Future payments due under lease and debt obligations as of June 28, 2003 are reflected in the following table (in thousands):

					More than
		Less than		3-5 Years	5 Years
	Total	1 Year	1-3 Years	(1)(2)(3)	(1)(2)(3)

Debt	$479,451	$160,730	$13,918	$39,918	$264,885
Capital Lease Obligations	35,270	23,857	11,402	11	—
Operating Leases	283,759	33,247	57,798	54,829	137,885

Total	$798,480	$217,834	$83,118	$94,758	$402,770

(1)	Does not include $103 million which may be borrowed under a facility in a U.S.-dollar-denominated loan, to be secured by our facilities in Suzhou, China, drawable until April 2007, and repayable in eight semi-annual installments commencing October 2007; the borrowings under this facility will bear interest at LIBOR plus 50 basis points (subject to adjustment to 60 basis points).

(2)	Does not include $30 million which may be borrowed under a facility in a U.S.-dollar-denominated loan to be secured by our facilities in Suzhou, China, drawable until April 2007, and repayable in April 2013; the borrowing under this facility will bear interest at LIBOR plus 50 basis points (subject to adjustment to 60 basis points).

(3)	Does not include $67 million which we are obligated to contribute to our China Subsidiary to allow drawdowns under the facilities described under footnotes (1) and (2).

(4)	Includes future minimum annual rental commitments, including amounts accrued as restructuring liabilities as of June 28, 2003.

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

      On May 7, 2003, we sold $230 million in aggregate principal amount of 6.8% convertible senior notes due 2010 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at a rate of 6.8% per annum and are convertible into our common stock at a conversion rate of 81.5494 shares per $1,000 principal amount of the notes, or an aggregate of 18,756,362 shares, subject to adjustment in certain circumstances (equal to an initial conversion price of $12.2625 per share). The initial conversion price represents a 125% premium over the closing price of our common stock on May 1, 2003, which was $5.45 per share.

      We are obligated to file a registration statement with the Securities and Exchange Commission registering the notes and the shares underlying the notes within 90 days after May 7, 2003 and to have that registration statement declared effective within 180 days after May 7, 2003. On June 24, 2003 we filed the registration statement with the Securities and Exchange Commission. For so long as we have not satisfied our registration obligations and the notes are not tradeable under Rule 144(k), we are subject to certain liquidated damages in the form of additional interest on the notes and if we fail to register the underlying shares into which the notes are convertible, in the event a holder elects to convert the notes during a period when the notes or the underlying shares are not registered or tradeable under Rule 144(k) and we have not satisfied our registration obligations, the conversion rate will be increased by 3%.

      We may not redeem the notes prior to May 5, 2008. Thereafter, we may redeem the notes at 100% of their principal amount, plus accrued and unpaid interest, if the closing price of its common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of our mailing of the redemption notice exceeds 130% of the conversion price on such trading day. If, at any time, substantially all of our common stock is exchanged or acquired for consideration that does not consist entirely of common stock that is listed on United States national securities exchange or approved for quotation on the Nasdaq National Market or similar system, the holders of the notes have the right to require us to repurchase all or any portion of the notes at their face value plus accrued interest.

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

      In connection with the acquisition of Quantum HDD, we agreed to indemnify Quantum for the Quantum HDD pro rata portion of payments that become due and payable for Quantum’s outstanding $287.5 million 7% convertible subordinated notes due August 1, 2004. For additional information regarding the Quantum note reimbursement obligation, see note 4 of the Notes to Consolidated Financial Statements. On August 6, 2003, Quantum announced that it has delivered a notice of redemption to the holders of such notes designating August 21, 2003 as the date for redemption of the notes. Assuming that the notes are not converted into Quantum and Maxtor stock prior to the redemption date, we intend to reimburse Quantum $97.2 million which, will satisfy our reimbursement obligation in full. Accordingly, we have reclassified $95.8 million on our balance sheet at June 28, 2003 as short term debt.

      On May 9, 2003, we entered into a two-year receivable-backed borrowing arrangement of up to $100 million with certain financial institutions. In the arrangement we use a special purpose subsidiary to purchase and hold all of our U.S. and Canadian accounts receivable. This special purpose subsidiary may borrow up to $100 million collateralized by the U.S. and Canadian accounts receivable. The special purpose subsidiary is consolidated for financial reporting purposes. The transactions under the arrangement are accounted for as secured borrowing and accounts receivables, and the related short-term borrowings remain on our consolidated balance sheet. As of June 28, 2003, we had borrowed $50.0 million under the arrangement, which had been reported as short-term borrowings in our consolidated financial statements. The average interest rate of the loans outstanding under this agreement is 6.09%. As of June 28, 2003, $205.0 million of US and Canadian receivables were pledged under the company’s receivable-backed borrowing arrangement.

      The arrangement requires us to comply with operational and financial covenants, including a liquidity covenant, and initially set forth an operating cash flow to long-term debt test. We entered into an amendment to replace the operating cash flow to long-term debt test with a test of operating income (loss) before depreciation and amortization to long-term debt. We are required under the arrangement to obtain a shadow rating for the arrangement from a credit rating agency, and in furtherance of this obligation, we agreed to additional amendments to meet certain technical requirements of the rating agency and will now seek the required rating. We do not believe that any of these modifications will have a material adverse impact on our ability to access funds under this arrangement.

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

      In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial position or results of operations

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

We have a history of losses and may not maintain profitability.

      We have a history of significant losses and may not maintain profitability. In the last five fiscal years, we were profitable in only fiscal years 1998 and 2000. For the six months ended June 28, 2003, we had net income of $33.6 million, including $41.1 million for the amortization of intangible assets and $0.4 million in stock-based compensation expense. For the year ended December 28, 2002, our net loss was $334.1 million, which included $82.2 million for the amortization of intangible assets, charges of $5.6 million for stock-based compensation related to our acquisition of the Quantum HDD business, severance charges of $12.3 million, restructuring charges related to facilities closures of $9.5 million and losses of $73.5 million related to the discontinuation of our network attached storage business in the quarter ended September 28, 2002. As of June 28, 2003, we had an accumulated deficit of $1,707.0 million. Although we were profitable in the six months ended June 28, 2003, we have a history of losses and may not maintain profitability.

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

      The desktop computer market segment and the overall hard disk drive market are intensely competitive even during periods when demand is stable. We compete primarily with manufacturers of 3.5 inch hard disk drives, including Fujitsu, Hitachi Global Storage, Samsung, Seagate Technology, and Western Digital. Many of our competitors historically have had a number of significant advantages, including larger market shares, a broader product line, preferred vendor status with customers, extensive name recognition and marketing power, and significantly greater financial, technical and manufacturing resources. Some of our competitors make many of their own components, which may provide them with benefits including lower costs. Our competitors may also:

•	consolidate or establish strategic relationships to lower their product costs or to otherwise compete more effectively against us;

•	lower their product prices to gain market share;

•	sell their disk drive products with other products we do not offer, which may effectively increase demand for their products;

•	develop new technology which would significantly reduce the cost of their products; or

•	offer more products than we do and therefore enter into agreements with customers to supply hard disk drives as part of a larger supply agreement.

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

      A significant portion of our products are sold to desktop computer and Intel-based server manufacturers or to their subcontractors. These manufacturers select or qualify their hard disk drive suppliers, either directly or through their subcontractors, based on quality, storage capacity, performance and price. Manufacturers typically seek to qualify two or more suppliers for each hard disk drive product generation. To qualify consistently, and thus succeed in the desktop and Intel-based server hard disk drive industry, we must consistently be among the first-to-market introduction and first-to-volume production at leading storage capacities per disk, offering competitive prices and high quality. Once a manufacturer or subcontractor has chosen its hard disk drive suppliers for a given desktop computer or Intel-based server product, it often will purchase hard disk drives from those suppliers for the commercial lifetime of that product line. It is, however, possible to fail to maintain a qualification due to quality or yield issues in the early stages of production of product. If we miss a qualification opportunity or cease to be qualified due to yield or quality issues, we may not have another opportunity to do business with that manufacturer or subcontractor until it introduces its next generation of products. The effect of missing a product qualification opportunity is magnified by the limited number of high-volume manufacturers of personal computers and Intel-based servers. If we do not reach the market or deliver volume production in a timely manner, we may lose opportunities to qualify our products and may need to deliver lower margin, older products than required in order to meet our customers’ demands. In such case, our business, financial condition and operating results would be adversely affected.

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

      We sell most of our products to a limited number of customers. For the fiscal year ended December 28, 2002, one customer, Dell Computer Corporation, accounted for approximately 11.5% of our total revenue, and our top five customers accounted for approximately 31.8% of our revenue. For the six months ended June 28, 2003, Ingram Micro, Inc. accounted for 10% or more of our total revenue. We expect that a relatively small number of customers will continue to account for a significant portion of our revenue, and the proportion of our revenue from these customers could continue to increase in the future. These customers have a wide variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product for a given customer, the customer generally will not be obligated to purchase any minimum volume of product from us and generally will be able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our business, financial condition and operating results could suffer. Mergers, acquisitions, consolidations or other significant transactions involving our significant customers may adversely affect our business and operating results.

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

      Unlike some of our competitors, we do not manufacture any of the parts used in our products, other than media as a result of our acquisition of MMC Technologies Inc., or MMC. Instead, our products incorporate parts and components designed by and purchased from third party suppliers. Both we and Matsushita-Kotobuki Electronics Industries, Ltd., or MKE, depend on a limited number of qualified suppliers for components and subassemblies, including recording heads, media and integrated circuits. Currently, we purchase recording heads from two sources, digital signal processors/ controllers from one source and spin/ servo integrated circuits from two sources. Although our acquisition of our primary media supplier, MMC, has reduced our dependence on outside suppliers for this component, MMC cannot supply all of our media needs, and therefore we are still required to purchase media from two outside sources. As we have experienced in the past, some required parts may be periodically in short supply. As a result, we will have to allow for significant ordering lead times for some components. In addition, we may have to pay significant cancellation charges to suppliers if we cancel orders for components because we reduce production due to market oversupply, reduced demand, transition to new products or technologies or for other reasons. We order the majority of our components on a purchase order basis and we have limited long-term volume purchase agreements with some of our key existing suppliers. In the event that these suppliers cannot qualify to new leading-edge technology specifications, our ramp up of production for the new products will be delayed, and our business, operating results and financial condition will be adversely affected.

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

      Our products may contain defects. We generally warrant our products for one to five years and prior to the acquisition, Quantum HDD generally warranted its products for one to five years. We assumed Quantum HDD’s warranty obligations as a result of the acquisition. The standard warranties used by us and Quantum HDD contain limits on damages and exclusions of liability for consequential damages and for negligent or improper use of the products. We establish a warranty provision at the time of product shipment in an amount equal to estimated warranty expenses. We may incur additional operating expenses if these steps do not reflect the actual cost of resolving warranty claims and related expenses, and if any resulting expenses are significant, our business, financial condition and results of operations will suffer.

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

If Quantum incurs non-insured tax as a result of its separation of Quantum HDD from Quantum Corporation in connection with our acquisition of the Quantum HDD business, our financial condition and operating results could be negatively affected.

      In connection with our acquisition of the Quantum HDD business, we agreed to indemnify Quantum for the amount of any tax payable by Quantum as a result of the separation of the Quantum HDD business from Quantum Corporation to the extent such tax is not covered by insurance, unless imposition of the tax is the result of Quantum’s actions, or acquisitions of Quantum stock, after the transaction. The amount of the tax not covered by insurance could be substantial. In addition, if it is determined that Quantum owes federal or state tax as a result of the transaction and the circumstances giving rise to the tax are covered by our indemnification obligations, we will be required to pay Quantum the amount of the tax at that time, whether or not reimbursement may be allowed under the insurance policy. Even if a claim is available, made and pending under the insurance policy, there may be a substantial period after we pay Quantum for the tax before the outcome of the insurance claim is finally known, particularly if the claim is denied by the insurance company and the denial is disputed by us and/or Quantum. Moreover, the insurance company could prevail in a coverage dispute. In any of these circumstances, we would have to either use our existing cash resources or borrow money to cover our obligations to Quantum. In either case, our payment of the tax, whether covered by insurance or not, could harm our business, financial condition, operating results and cash flows.

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

We significantly increased our leverage as a result of the sale of the 6.8% convertible senior notes due 2010.

      In connection with our sale of the 6.8% convertible senior notes due 2010 on May 7, 2003, we incurred $230 million of indebtedness, set to mature in April 2010. We will require substantial amounts of cash to fund semi-annual interest payments on the Notes, payment of the principal amount of the Notes upon maturity (or earlier upon a mandatory or voluntary redemption or if we elect to satisfy a conversion of the Notes, in whole or in part, with cash rather than shares of our common stock), as well as future capital expenditures, investments and acquisitions, payments on our leases and loans, and any increased working capital requirements. If we are unable to meet our cash requirements out of available funds, we may need be to obtain alternative financing, which may not be available on favorable terms or at all. The degree to which we are financially leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control. If we do not generate sufficient cash flow from operations to repay the convertible senior notes at maturity, we could attempt to refinance the 6.8% convertible senior notes due 2010; however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations under the 6.8% convertible senior notes due 2010 or the indenture could cause a default under agreements governing our other indebtedness.

We entered into a receivable-backed borrowing arrangement for up to $100 million which has certain financial covenants with which we will have to comply to use the facility.

      On May 9, 2003, we entered into a two-year receivable-backed borrowing arrangement for up to $100 million with certain financial institutions. Under this arrangement, we use a special purpose subsidiary to purchase and hold all of our U.S. and Canadian accounts receivable. This special purpose subsidiary borrows up to $100 million secured by the purchased receivables. This special purpose subsidiary is consolidated for financial reporting purposes, and its resulting liabilities appear on our consolidated balance sheet as short-term debt. The terms of the arrangement require compliance with operational covenants and financial covenants, including a liquidity covenant and an operating income (loss) before depreciation and amortization to long-term debt ratio. We are also required to obtain a shadow rating letter for the arrangement from a credit rating agency, and in furtherance of this obligation, we agreed to amendments to meet certain technical requirements of the rating agency and will now seek the required rating. We do not believe that these modifications will have a material adverse effect on our ability to access funds under this arrangement. A violation of the covenants would result in an early amortization event that will cause a prohibition on further payments and distributions to use from the special purpose subsidiary until the arrangement has been repaid in full. However, early amortization events under this arrangement generally will not cause an event of default under the 6.8% convertible senior notes due 2010. We do not believe that the lack of borrowing availability under this arrangement would have a material adverse effect on our liquidity.

The loss of key personnel could harm our business.

      Our success depends upon the continued contributions of key employees, many of whom would be extremely difficult to replace. Like many other technology companies, we have implemented workforce reductions that in some cases resulted in the termination of key employees who have substantial knowledge of our business. These and any future workforce reductions may also adversely affect the morale of, and our ability to retain, employees who have not been terminated, which may result in the further loss of key employees. We do not have key person life insurance on any of our personnel. Worldwide competition for skilled employees in the hard disk drive industry is extremely intense. If we are unable to retain existing employees or to hire and integrate new employees, our business, financial condition and operating results could suffer. In addition, companies in the hard disk drive industry whose employees accept positions with competitors often claim that the competitors have engaged in unfair hiring practices. We may be the subject of such claims in the future as we seek to hire qualified personnel and we could incur substantial costs defending ourselves against those claims.

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

      The following table presents the hypothetical changes in fair values in the financial instruments held at June 28, 2003 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The hypothetical changes assume immediate shifts in the U.S. Treasury yield curve of plus or minus 50 basis points (“bps”), 100 bps, and 150 bps.

				Fair Value
				as of
				June 28,
				2003
	+150 bps	+100 bps	+50 bps	($000)	-50 bps	-100 bps	-150 bps

Financial Instruments	$86,401	$86,795	$87,196	$87,614	$88,014	$88,428	$88,621
% Change	(1.38)%	(0.93)%	(0.48)%		0.46%	0.93%	1.15%

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

				Fair Value
				as of
				June 28,
	Valuation of Security Given X%			2003	Valuation of Security Given X%
	Decrease in the Security Price			($000)	Increase in the Security Price

Corporate equity investments	$9,787	$14,680	$16,637	$19,573	$22,509	$24,466	$29,360
% Change	(50)%	(25)%	(15)%		15%	25%	50%

Item 4.	Controls and Procedures

      Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Acting Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our President, Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

      In addition to the Papst lawsuit, on June 13, 2002, we filed suit against Koninklijke Philips Electronics N.V. and several other Philips-related companies in the Superior Court of California, County of Santa Clara. On June 26, 2002, we filed a First Amended Complaint and on January 6, 2003, we filed a Second Amended Complaint. The lawsuit alleges that an integrated circuit chip supplied by Philips was defective and caused significant levels of failure of the Quantum HDD Corona Plus, Eagle, and Eagle Plus products, each of which is a product line we acquired as part of our acquisition of the Quantum HDD business. Philips’ subsequent motions to dismiss were withdrawn or denied. Philips answered the complaint on March 13, 2003. On April 25, 2003, the Philips-related companies brought cross-complaints against a number of Sumitomo-related companies and a number of Amkor-related companies. Discovery is ongoing. In the lawsuit, we are claiming damages of at least $77 million, however, the results of litigation are inherently uncertain and we cannot assure you that we will achieve a favorable outcome.

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

      At our annual meeting of stockholders held on May 8, 2003, the stockholders elected the nominees for Class II directors to our Board of Directors. The votes were as follows:

Nominee	For	Withheld Authority

Charles Hill	213,697,739	11,915,136
Roger W. Johnson	213,575,341	12,037,534

      Mr. Hill and Mr. Johnson’s terms will expire at the 2006 annual meeting. The following directors’ terms of office continue until the annual meeting indicated: Charles M. Boesenberg, Michael R. Cannon and Paul J. Tufano (Class III term expires at the 2004 annual meeting); and Dr. C.S. Park and Charles F. Christ (Class I term expires at the 2005 annual meeting). Greg Myers was appointed to Class I on August 7, 2003.

      The following matter was also submitted to and approved by a vote of the stockholders with the results of the voting being as shown:

      Proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 27, 2003:

For:	221,019,299
Against:	4,461,053
Abstained:	132,523

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits.

Exhibit
Number		Description

10	.1(1)	U.S. $100,000,000 Receivables Loan and Security Agreement, dated as of May 9, 2003 among Maxtor Funding LLC, Maxtor Corporation, Merrill Lynch Commercial Finance Corp., Merrill Lynch Commercial Finance Corp., Radian Reinsurance Inc., and U.S. Bank National Association
10	.2(1)	Purchase and Contribution Agreement between Maxtor Corporation and Maxtor Funding LLC, dated as of May 9, 2003

Exhibit
Number	Description

10.3	First Amendment to U.S. $100,000,000 Receivables Loan and Security Agreement, dated as of July 21, 2003 among Maxtor Funding LLC, Maxtor Corporation, Merrill Lynch Commercial Finance Corp., Merrill Lynch Commercial Finance Corp., Radian Reinsurance Inc., and U.S. Bank National Association
10.4	Second Amendment to U.S. $100,000,000 Receivables Loan and Security Agreement, dated as of August 7, 2003 among Maxtor Funding LLC, Maxtor Corporation, Merrill Lynch Commercial Finance Corp., Merrill Lynch Commercial Finance Corp., Radian Reinsurance Inc., and U.S. Bank National Association
10.5	First Amendment to Purchase and Contribution Agreement, dated as of August 7, 2003 between Maxtor Corporation and Maxtor Funding LLC
31.1	Certification of Paul J. Tufano, President, Chief Executive Officer and Acting Chief Financial Officer of the Registrant pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Paul J. Tufano, President, Chief Executive Officer and Acting Chief Financial Officer of the Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Incorporated by reference to exhibits filed with Maxtor Corporation’s Form S-3, dated June 24, 2003.

      (b) Reports on Form 8-K.

      Maxtor filed a Current Report on Form 8-K on April 23, 2003, in which it reported financial results for the first fiscal quarter ended March 29, 2003.

      Maxtor filed a Current Report on Form 8-K/ A on May 1, 2003, amending the Form 8-K filed on April 23, 2003, in which it reported information concerning management’s reasons for using non-GAAP financial measures.

      Maxtor filed a Current Report on Form 8-K on May 1, 2003, in which it reported the offering of its senior convertible notes to qualified institutional buyers pursuant to Rule 144A.

      Maxtor filed a Current Report on Form 8-K on May 1, 2003, in which it reported information regarding its leases and long-term debt.

      Maxtor filed a Current Report on Form 8-K on May 2, 2003, in which it reported certain material terms of the offering of its senior convertible notes to qualified institutional buyers pursuant to Rule 144A.

      Maxtor filed a Current Report on Form 8-K on May 5, 2003, in which it reported the repurchase of shares of its common stock.

      Maxtor filed a Current Report on Form 8-K on May 7, 2003, in which it reported the completion of the sale of its senior convertible notes to qualified institutional buyers pursuant to Rule 144A and repurchase of shares of its common stock.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated

MAXTOR CORPORATION

By /s/ PAUL J. TUFANO

Paul J. Tufano
President, Chief Executive Officer
and Acting Chief Financial Officer

Date: August 12, 2003

EXHIBIT INDEX

Exhibit
Number		Description

10	.1(1)	U.S. $100,000,000 Receivables Loan and Security Agreement, dated as of May 9, 2003 among Maxtor Funding LLC, Maxtor Corporation, Merrill Lynch Commercial Finance Corp., Merrill Lynch Commercial Finance Corp., Radian Reinsurance Inc., and U.S. Bank National Association
10	.2(1)	Purchase and Contribution Agreement between Maxtor Corporation and Maxtor Funding LLC, dated as of May 9, 2003
10.3		First Amendment to U.S. $100,000,000 Receivables Loan and Security Agreement, dated as of July 21, 2003 among Maxtor Funding LLC, Maxtor Corporation, Merrill Lynch Commercial Finance Corp., Merrill Lynch Commercial Finance Corp., Radian Reinsurance Inc., and U.S. Bank National Association
10.4		Second Amendment to U.S. $100,000,000 Receivables Loan and Security Agreement, dated as of August 7, 2003 among Maxtor Funding LLC, Maxtor Corporation, Merrill Lynch Commercial Finance Corp., Merrill Lynch Commercial Finance Corp., Radian Reinsurance Inc., and U.S. Bank National Association
10.5		First Amendment to Purchase and Contribution Agreement, dated as of August 7, 2003 between Maxtor Corporation and Maxtor Funding LLC
31.1		Certification of Paul J. Tufano, President, Chief Executive Officer and Acting Chief Financial Officer of the Registrant pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Paul J. Tufano, President, Chief Executive Officer and Acting Chief Financial Officer of the Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)		Incorporated by reference to exhibits filed with Maxtor Corporation’s Form S-3, dated June 24, 2003.