Form 10-Q
period 2003-09-27
MAXTOR CORP
filed 2003-11-12
CIK 711039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 27, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-16447

Maxtor Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0123732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 McCarthy Boulevard, Milpitas, CA	95035 (Zip Code)
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

          As of November 7, 2003, 245,507,337 shares of the registrant’s Common Stock, $.01 par value, were issued and outstanding.

MAXTOR CORPORATION

FORM 10-Q

September 27, 2003

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

MAXTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 27,	December 28,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$490,766	$306,444
Restricted cash	40,023	56,747
Marketable securities	43,567	87,507
Restricted marketable securities	41,232	—
Accounts receivable, net of allowance of doubtful accounts of $17,417 at September 27, 2003 and $18,320 at December 28, 2002	493,451	363,664
Inventories	218,384	175,545
Prepaid expenses and other	52,417	33,438

Total current assets	1,379,840	1,023,345
Property, plant and equipment, net	328,258	364,842
Goodwill	813,951	813,951
Other intangible assets, net	85,221	146,898
Other assets	15,548	11,798

Total assets	$2,622,818	$2,360,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$79,487	$41,042
Accounts payable	688,167	642,206
Accrued and other liabilities	453,056	471,750
Liabilities of discontinued operations	4,242	11,646

Total current liabilities	1,224,952	1,166,644
Deferred taxes	196,455	196,455
Long-term debt, net of current portion	343,201	206,343
Other liabilities	189,059	199,071

Total liabilities	1,953,667	1,768,513
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 257,317,593 shares issued and 244,071,855 shares outstanding at September 27, 2003 and 247,507,244 shares issued and 242,507,244 shares outstanding at December 28, 2002	2,573	2,475
Additional paid-in capital	2,398,167	2,349,253
Deferred stock-based compensation	(265)	(1,193)
Accumulated deficit	(1,677,102)	(1,740,591)
Cumulative other comprehensive income	10,717	2,377
Treasury stock at cost of (13,245,738 shares) at September 27, 2003 and (5,000,000 shares) at December 28, 2002	(64,939)	(20,000)

Total stockholders’ equity	669,151	592,321

Total liabilities and stockholders’ equity	$2,622,818	$2,360,834

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net revenues	$1,065,531	$819,716	$2,915,323	$2,741,166
Cost of revenues	883,106	762,187	2,411,805	2,510,481

Gross profit	182,425	57,529	503,518	230,685
Operating expenses:
Research and development	88,172	94,095	259,051	301,205
Selling, general and administrative	33,875	34,754	96,774	111,424
Amortization of intangible assets	20,562	20,562	61,686	61,686
Restructuring charge	—	9,495	—	9,495

Total operating expenses	142,609	158,906	417,511	483,810

Income (loss) from operations	39,816	(101,377)	86,007	(253,125)
Interest expense	(8,966)	(7,133)	(22,713)	(20,241)
Interest and other income	1,197	2,944	3,983	8,349
Other gain (loss)	(951)	623	(863)	2,200

Income (loss) from continuing operations before income taxes	31,096	(104,943)	66,414	(262,817)
Provision for income taxes	1,209	527	2,923	1,333

Income (loss) from continuing operations	29,887	(105,470)	63,491	(264,150)
Loss from discontinued operations	—	(58,141)	—	(73,501)

Net income (loss)	$29,887	$(163,611)	$63,491	$(337,651)

Net income (loss) per share — basic
Continuing operations	$0.12	$(0.44)	$0.26	$(1.11)
Discontinued operations	$—	$(0.24)	$—	$(0.31)

Total	$0.12	$(0.68)	$0.26	$(1.42)

Net income (loss) per share — diluted
Continuing operations	$0.12	$(0.44)	$0.26	$(1.11)
Discontinued operations	$—	$(0.24)	$—	$(0.31)

Total	$0.12	$(0.68)	$0.26	$(1.42)

Shares used in per share calculation
— basic	241,618,230	240,177,574	242,135,752	238,413,709
— diluted	252,343,682	240,177,574	248,358,269	238,413,709

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 27,	September 28,
	2003	2002

	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss) from continuing operations	$63,491	$(264,150)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	121,018	112,856
Amortization of intangible assets	61,686	61,686
Amortization of deferred compensation related to Quantum DSS restricted shares	—	4,103
Stock-based compensation expense	736	3,450
Restructuring charge	—	9,495
Loss on sale of property, plant and equipment and other assets	2,908	3,700
Loss on retirement of bond	(111)	(1,307)
Realized loss on investment	—	(2,400)
Change in assets and liabilities:
Accounts receivable	(129,786)	67,199
Inventories	(42,839)	(22,641)
Prepaid expenses and other assets	(5,019)	3,991
Accounts payable	49,254	71,158
Accrued and other liabilities	(28,714)	(115,957)

Net cash provided by (used in) operating activities from continuing operations	92,624	(68,817)
Net cash flow used in discontinued operations	(7,404)	(27,615)

Net cash provided by (used in) operating activities	85,220	(96,432)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	340	181
Purchase of property, plant and equipment	(83,602)	(118,732)
Change in restricted cash	16,724	42,167
Proceeds from sale of marketable securities	42,766	146,260
Purchase of marketable securities	(41,195)	(50,888)

Net cash provided by (used in) investing activities	(64,967)	18,988

Cash Flows from Financing Activities:
Proceeds from issuance of debt, including short-term borrowings	241,763	—
Principal payments of debt including short-term borrowings	(107,067)	(24,572)
Principal payments under capital lease obligations	(22,797)	(17,818)
Purchase of treasury shares at cost	(44,939)	—
Net proceeds from receivable-backed borrowing	47,908	—
Repurchase of common stock	—	(606)
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	49,202	22,933

Net cash provided by (used in) financing activities	164,070	(20,063)

Net change in cash and cash equivalents	184,322	(97,507)
Cash and cash equivalents at beginning of period	306,444	379,927

Cash and cash equivalents at end of period	$490,766	$282,420

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$17,688	$19,304
Income taxes	$2,532	$5,617
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$3,765	$7,838
Retirement of debt in exchange for bond redemption	$5,000	$5,000
Change in unrealized gain (loss) on investments	$(4,461)	$(3,806)
Purchase of property, plant and equipment financed by capital lease obligations	$595	$7,597

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

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results will likely differ from those estimates and such differences could be material. The most significant estimates in the preparation of the consolidated financial statements include:

•	revenue recognition, including sales returns and other sales allowances;

•	allowances for doubtful accounts;

•	valuation of intangibles, long-lived assets and goodwill;

•	warranty;

•	inventory reserves;

•	income taxes; and

•	restructuring liabilities, litigation and other contingencies.

Fiscal Calendar

      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31. As a result, the three and nine month periods ended September 27, 2003 comprised 13 weeks and 39 weeks, respectively, as did the three and nine months ended September 28, 2002. The current fiscal year ends on December 27, 2003. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

2.     Discontinued Operations

      On August 15, 2002, the Company announced its decision to shut down its Network Systems Group (“NSG”) and cease the manufacturing and sale of its MaxAttachTM branded network attached storage products. The discontinuance of the NSG operations represents the abandonment of a component of an entity as defined in paragraph  47 of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company’s financial statements have been presented to reflect NSG as a discontinued operation for all periods presented. Its liabilities (no remaining

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets) have been segregated from continuing operations in the accompanying consolidated balance sheets and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations.

      Operating results of NSG are presented in the following table (in millions):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Revenue from discontinued operations	$—	$1.4	$—	$20.4
Loss from discontinued operations	$—	$(58.1)	$—	$(73.5)

      The following is a summary of the liabilities of the NSG discontinued operations as of September 27, 2003 (in millions):

Payroll and other accrued expenses	$3.0
Warranty, returns and other	1.2

Total	$4.2

3.     Restructuring

      During the year ended December 28, 2002, the Company recorded a restructuring charge of $9.5 million associated with closure of one of its facilities located in California. The amount comprised $8.9 million of future non-cancelable lease payments, which are expected to be paid over several years based on the underlying lease agreement, and the write-off of $0.6 million in leasehold improvements. The restructuring accrual is included on the balance sheet within accrued and other liabilities with the balance of $7.8 million after cash payments of $0.3 million and $1.1 million during the three and nine months ended September 27, 2003, respectively.

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the activity related to the merger-related restructuring costs as of September 27, 2003:

		Severance
	Facility	and	Other
	Costs	Benefits	Costs	Total

	(In millions)
Provision at April 2, 2001	$59.1	$29.2	$12.7	$101.0
Amounts paid	(0.9)	(15.5)	(12.7)	(29.1)

Balance at December 29, 2001	58.2	13.7	—	71.9
Amounts paid	(4.5)	(13.7)	—	(18.2)

Balance at December 28, 2002	53.7	—	—	53.7
Amounts paid	(7.0)	—	—	(7.0)

Balance at September 27, 2003	$46.7	$—	$—	$46.7

      The balance remaining in the facilities exit accrual is expected to be paid over several years, based on the underlying lease agreements. The merger-related restructuring accrual is included on the balance sheet within Accrued and other liabilities and Other liabilities.

5.     Supplemental Financial Data

	September 27,	December 28,
	2003	2002

	(In thousands)
Inventories:
Raw materials	$50,064	$40,209
Work-in-process	41,840	25,523
Finished goods	126,480	109,813

	$218,384	$175,545

Prepaid expenses and other:
Investments in equity securities, at fair value	$15,318	$6,589
Prepaid expenses and other	37,099	26,849

	$52,417	$33,438

Property, plant and equipment, at cost:
Buildings	$147,011	$137,467
Machinery and equipment	580,292	548,149
Software	79,603	75,284
Furniture and fixtures	26,372	23,962
Leasehold improvements	85,940	77,925

	$919,218	$862,787
Less accumulated depreciation and amortization	(590,960)	(497,945)

Net property, plant and equipment	$328,258	$364,842

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 27,	December 28,
	2003	2002

	(In thousands)
Accrued and other liabilities:
Income taxes payable	$23,510	$22,183
Accrued payroll and payroll-related expenses	97,975	76,876
Accrued warranty	241,636	278,713
Restructuring liabilities, short-term	9,340	11,589
Accrued expenses	80,595	82,389

	$453,056	$471,750

Other liabilities:
Tax indemnification liability	$136,223	$138,567
Restructuring liabilities, long-term	45,085	50,921
Other	7,751	9,583

	$189,059	$199,071

6.     Guarantees

Intellectual Property Indemnification Obligations

      The Company indemnifies certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which its products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of its indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to its potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that the Company might be required to make as a result of these agreements. To date, the Company has not paid any claims or been required to defend any claim related to its indemnification obligations, and accordingly, the Company has not accrued any amounts for its indemnification obligations. However, there can be no assurances that the Company will not have any future financial exposure under those indemnification obligations.

Accrued Warranty

      The Company generally warrants its products against defects in materials and workmanship for varying lengths of time. The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair of the hard drive and the warranty periods generally range from one to five years. The Company has comprehensive processes that it uses to estimate accruals for warranty exposure. The processes include specific detail on hard drives in the field by product type, estimated failure rates and costs to repair. Although the Company believes it has the continued ability to reasonably estimate warranty expenses, unforeseeable changes in factors used to estimate the accrual for warranty could occur. These unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability during the three and nine months ended September 27, 2003 and September 28, 2002 were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Balance at the beginning of the period	$(256,661)	$(272,645)	$(278,713)	$(313,894)
Accruals for warranties issued during the period	(34,394)	(35,513)	(95,281)	(126,321)
Settlements made (in cash or in kind) during the period	49,419	55,805	132,358	187,862

Balance at the end of the period	$(241,636)	$(252,353)	$(241,636)	$(252,353)

7.	Stock-Based Compensation

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following pro forma net income (loss) information for Maxtor’s stock options and employee stock purchase plan has been prepared following the provisions of SFAS No. 123 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net income (loss) applicable to common stockholders, as reported	$29,887	$(163,611)	$63,491	$(337,651)
Add: Stock-based employee compensation expense included in reported net income (loss)	225	1,567	736	4,336
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	8,519	8,822	19,747	30,092

Pro forma net income (loss)	$21,593	$(170,866)	$44,480	$(363,407)

Net income (loss) per share
As reported — basic	$0.12	$(0.68)	$0.26	$(1.42)
Pro forma — basic	$0.09	$(0.71)	$0.18	$(1.52)
As reported — diluted	$0.12	$(0.68)	$0.26	$(1.42)
Pro forma — diluted	$0.09	$(0.71)	$0.18	$(1.52)

8.	Net Income (Loss) Per Share

      In accordance with the disclosure requirements of Statements of Financial Accounting Standards No. 128, “Earnings per Share” a reconciliation of the numerator and denominator of the basic and diluted net loss per share calculations is provided as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Numerator — Basic and Diluted
Income (loss) from continuing operations	$29,887	$(105,470)	$63,491	$(264,150)
Loss from discontinued operations	—	(58,141)	—	(73,501)

Net income (loss)	$29,887	$(163,611)	$63,491	$(337,651)

Net income (loss) available to common stockholders	$29,887	$(163,611)	$63,491	$(337,651)

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Denominator
Basic weighted average common shares outstanding	241,618,230	240,177,574	242,135,752	238,413,709
Effect of dilutive securities:
Common stock options	10,631,807	—	6,128,872	—
Restricted shares subject to repurchase	93,645	—	93,645	—

Diluted weighted average common shares	252,343,682	240,177,574	248,358,269	238,413,709

Net income (loss) per share — basic
Continuing operations	$0.12	$(0.44)	$0.26	$(1.11)
Discontinued operations	$—	$(0.24)	$—	$(0.31)

Total	$0.12	$(0.68)	$0.26	$(1.42)

Net income (loss) per share — diluted
Continuing operations	$0.12	$(0.44)	$0.26	$(1.11)
Discontinued operations	$—	$(0.24)	$—	$(0.31)

Total	$0.12	$(0.68)	$0.26	$(1.42)

      As-if convertible shares and interest expense related to the 6.8% convertible senior notes due 2010 were excluded from the calculation, as the effect was anti-dilutive.

      The following number of common stock options, restricted shares and as-if converted shares were excluded from the computation of diluted net loss per shares as the effect was anti-dilutive:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Common stock options	2,547,455	34,326,113	7,583,202	34,326,113
Restricted shares subject to repurchase	—	1,104,658	—	1,104,658
As-if converted shares related to 6.8% Convertible Senior Notes due 2010	18,756,362	—	9,378,181	—

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Short-term Borrowings and Long-term Debt

      Short-term borrowings and long-term debt consist of the following (in thousands):

	September 27,	December 28,
	2003	2002

5.75% Subordinated Debentures due March 1, 2012	$59,841	$60,427
6.8% Convertible Senior Notes due 2010	230,000	—
Economic Development Board of Singapore Loans	21,237	9,909
Pro rata portion of Quantum Corporation’s 7% Subordinated Convertible Notes due August 1, 2004	—	95,833
Mortgages	34,538	35,609
Equipment Loans and Capital Leases	27,072	45,607
Receivables-backed Borrowings	50,000	—

	422,688	247,385
Less amounts due within one year	(79,487)	(41,042)

	$343,201	$206,343

      The 5.75% Subordinated Debentures due March 1, 2012 require semi-annual interest payments and annual sinking fund payments of $5.0 million, which commenced March 1, 1998. The Debentures are subordinated in right to payment to all senior indebtedness. The Company owns bonds in a principal amount sufficient to fulfill its sinking fund obligation until March 1, 2006.

      In September 1999, Maxtor Peripherals (S) Pte Ltd entered into a four-year Singapore dollar denominated loan agreement with the Economic Development Board of Singapore (the “Board”), which is being amortized in seven equal semi-annual installments ending March 2004. As of September 27, 2003, the balance was 5.8 million Singapore dollars, equivalent to $3.3 million. The Board charges interest at 1.0% above the prevailing Central Provident Fund lending rate, subject to a minimum of 3.5% per year (3.5% as of September 27, 2003). This loan is supported by a two-year guaranty from a bank. Cash is currently provided as collateral for this guaranty but the Company may, at its option, substitute other assets as security. As part of this agreement, the Company was originally subject to two financial covenants, the maintenance of minimum unrestricted cash and a tangible net worth test. On January 29, 2003, the loan was amended to remove the tangible net worth covenant. As of September 27, 2003, the Company was in compliance with the covenant regarding maintenance of minimum restricted cash.

      In September 2003, Maxtor Peripherals (S) Pte Ltd. entered into a second four-year 52 million Singapore dollar loan agreement with the Board which is amortized in seven equal semi-annual installments ending December 2007. As of September 27, 2003, the balance was 30.9 million Singapore dollars, equivalent to $17.9 million. The Board charges interest at 4.25%. This loan is supported by a guaranty from a bank. Cash is currently provided as collateral for this guaranty; however, the Company may at its option substitute other assets as security.

      In connection with the Company’s acquisition of Quantum HDD, Maxtor agreed to indemnify Quantum for the Quantum HDD pro rata portion of Quantum’s outstanding $287.5 million 7.0% convertible subordinated notes due August 1, 2004, and the principal amount of $95.8 million had been included in the Company’s long-term debt. On August 21, 2003, Quantum redeemed these notes at a redemption price equal to 101% of the face amount plus accrued interest and the Company reimbursed $97.2 million to Quantum Corporation as payment in full for its obligations related to the $95.8 million representing Quantum HDD’s pro rata portion of such notes. Accordingly, the Company recognized a $0.9 million loss as a result of the early

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redemption of the notes which is included in other gain (loss) caption of the consolidated statement of operations.

      In connection with the acquisition of the Quantum HDD business, the Company acquired real estate and related mortgage obligations. The term of the mortgages is ten years, at an interest rate of 9.2%, with monthly payments based on a twenty-year amortization schedule, and a balloon payment at the end of the 10-year term, which is September 2006. The outstanding balance at September 27, 2003 was $34.5 million.

      In April 2003, the Company secured credit lines with the Bank of China for up to $133 million to be used for the construction and working capital requirements of the manufacturing facility to be established in Suzhou, China. These lines of credit are U.S.-dollar-denominated and are drawable until April 2007. Borrowings which, under these lines of credits will be collateralized by the facilities to be established in Suzhou, China, bear interest at LIBOR plus 50 basis points (subject to adjustments to 60 basis points) will be repayable in eight semi-annual installments commencing October 2007, except for $30 million repayable in April 2013. In October 2003, Maxtor Technology Suzhou (“MTS”) drew down $15 million on this line. MTS is required to maintain financial covenants and is in compliance with these requirements.

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

      On May 9, 2003, the Company entered into a two-year receivable-backed borrowing arrangement for up to $100 million with certain financial institutions. Under this arrangement the Company uses a special purpose subsidiary to purchase U.S. and Canadian accounts receivable and can borrow up to $100 million collateralized by the U.S. and Canadian accounts receivable. The special purpose subsidiary is consolidated for financial reporting purposes. The transactions under the arrangement are accounted for as short-term borrowings and remain on the Company’s consolidated balance sheet. As of September 27, 2003, the Company had borrowed $50.0 million under the arrangement, which had been reported as short-term borrowings in the Company’s consolidated financial statements. The average interest rate of the loans outstanding under this arrangement is 6.0%. As of September 27, 2003, $254.8 million of U.S. and Canadian receivables were pledged under the Company’s receivable-backed borrowing arrangement and remain on the Company’s consolidated balance sheet. The arrangement requires the Company to comply with operational and financial covenants, including a liquidity covenant and a test of operating income (loss) before depreciation and amortization to long-term debt and a shadow rating for the arrangement from a credit rating agency. As of September 27, 2003, the Company was in compliance with these requirements.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of September 27, 2003, the Company had capital leases totaling $27.1 million. These obligations include certain leases assumed in connection with the September 2001 acquisition of MMC Technology, Inc. These capital leases have maturity dates through September 2006 and interest rates averaging 9.2%.

10.	Comprehensive Income (Loss)

      Cumulative other comprehensive loss on the consolidated balance sheets consists of unrealized loss on investments. Total comprehensive income (loss) for the three and nine months ended September 27, 2003 and September 28, 2002, respectively, is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net income (loss)	$29,887	$(163,611)	$63,491	$(337,651)
Unrealized gain (loss) on investments in equity securities	(5,412)	(982)	7,505	(1,606)
Less: reclassification adjustment for gain (loss) included in net income (loss)	(951)	623	(835)	2,200

Comprehensive income (loss)	$25,426	$(165,216)	$71,831	$(341,457)

11.	Segment, Geography and Major Customers Information

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

      Sales to original equipment manufacturers (“OEMs”) for the three and nine months ended September 27, 2003 represented 53.7% and 49.1% of total revenue, compared to 52.0% and 48.4% of total revenue for the corresponding periods in fiscal year 2002. Sales to the distribution and retail channels for the three and nine months ended September 27, 2003 represented 46.3% and 50.9% of total revenue, compared to 48.0% and 51.6% of total revenue in the corresponding periods in fiscal year 2002.

      The Company has a worldwide sales, service and distribution network. Products are marketed and sold through a direct sales force to computer equipment manufacturers, distributors and retailers in the United States, Asia Pacific and Japan, Europe, Middle East and Africa, Latin America and other. Maxtor operations outside the United States primarily consist of its manufacturing facilities in Singapore that produce subassemblies and final assemblies for the Company’s disk drive products. Revenue from continuing

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations by destination for the three and nine months ended September 27, 2003 and September 28, 2002, respectively, are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

United States	$362,697	$300,907	$971,135	$951,020
Asia Pacific and Japan	318,119	257,279	889,880	864,823
Europe, Middle East and Africa	360,436	242,340	989,453	857,728
Latin America and other	24,279	19,190	64,855	67,595

Total	$1,065,531	$819,716	$2,915,323	$2,741,166

      Long-lived asset information by geographic area as of September 27, 2003 and December 28, 2002 is presented in the following table (in thousands):

	September 27,	December 28,
	2003	2002

United States and Canada	$1,126,013	$1,207,738
Asia Pacific and Japan	116,353	128,860
Europe, Middle East and Africa	612	891

Total	$1,242,978	$1,337,489

      Long-lived assets located within the United States consist primarily of goodwill and other intangible assets, which amounted to $899.2 million and $960.8 million as of September 27, 2003 and December 28, 2002, respectively. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore, which amounted to $109.7 million and $127.6 million as of September 27, 2003 and December 28, 2002, respectively.

12.	Sale of Accounts Receivable

      In November 2001, the Company entered into an accounts receivable securitization program (the “Program”) with a group of commercial banks (the “Banks”). On December 30, 2002, the Company elected to terminate the Program. Under the Program, the Company sold U.S. and Canadian accounts receivable in securitization transactions and retains a subordinated interest and servicing rights to those receivables. The eligible receivables, net of estimated credit losses, were sold to third party conduits through a wholly-owned bankruptcy-remote entity that was consolidated for financial reporting purposes. The investors in the securitized receivables had no recourse to the Company’s assets as a result of debtor’s defaults except for the retained interests in the securitized accounts receivable. The Company retained the portion of the sold receivables that was in excess of the minimum receivables level required to support the securities issued by the third party conduits, referred to as retained interest. The carrying amount of the Company’s retained interest, which approximated fair value because of the short-term nature of receivables, was recorded in accounts receivable. The Company serviced the sold receivables and charged the third party conduits a monthly servicing fee at market rates; accordingly, no servicing asset or liability was recorded.

      The Company accounted for the Program under the FASB’s Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The Program qualified for treatment as a sale under SFAS 140. As of December 28, 2002, the outstanding balance of securitized accounts receivable held by the third party conduits totaled $140.3 million, of which the Company’s subordinated retained interest was $95.3 million. Accordingly, $45.0 million of accounts receivable balances, net of applicable allowances, were removed from

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the consolidated balance sheets at December 28, 2002. Delinquent amounts and credit losses related to these receivables were not material as of December 28, 2002. Expenses associated with the Program totaled $2.8 million, in the nine months ended September 28, 2002 and were included within the interest expense caption of the results of operations statement.

13.	Contingencies

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

      Prior to Maxtor’s acquisition of the Quantum HDD business, the Company, on the one hand, and Quantum and Matsushita-Kotobuki Electronics Industries, Ltd (“MKE”), on the other hand, were sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Papst’s complaint against Quantum and MKE was filed on July 30, 1998, and Papst’s complaint against Maxtor was filed on March 18, 1999. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with other pending litigations involving the Papst patents (the “MDL Proceeding”). The matters will be transferred back to the District Court for the Northern District of California for trial. Papst’s infringement allegations are based on spindle motors that Maxtor and Quantum purchased from third party motor vendors, including MKE, and the use of such spindle motors in hard disk drives. The Company purchased the overwhelming majority of the spindle motors used in our hard disk drives from vendors that were licensed under the Papst patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under the Papst patents, including MKE. As a result of the Company’s acquisition of the Quantum HDD business, Maxtor assumed Quantum’s potential liabilities to Papst arising from the patent infringement allegations Papst asserted against Quantum. The Company filed a motion to substitute the Company for Quantum in this litigation. The motion was denied by the Court presiding over the MDL Proceeding, without prejudice to being filed again in the future.

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

      The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, the Company cannot assure you it will be able to successfully defend itselves against this or any

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other Papst lawsuit. Because the Papst complaints assert claims to an unspecified dollar amount of damages, and because the Company was at an early stage of discovery when the litigation was stayed, the Company is unable to determine the possible loss, if any, that the Company may incur as a result of an adverse judgment or a negotiated settlement with respect to the claims against Maxtor. The Company made an estimate of the potential liabilities, which might arise from the Papst claims against Quantum at the time of the Company’s acquisition of the Quantum HDD business. This estimate will be revised as additional information becomes available. A favorable outcome for Papst in these lawsuits could result in the issuance of an injunction against the Company and its products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, the Company also could be required to pay treble damages and Papst’s attorney’s fees. The litigation could result in significant diversion of time by the Company’s technical personnel, as well as substantial expenditures for future legal fees. Accordingly, although the Company cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome favorable to Papst could have a material adverse effect on its business, financial condition and operating results. Management believes that it has valid defenses to the claims of Papst and is defending this matter vigorously.

14.	Goodwill and Other Intangible Assets

      Commencing in fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Goodwill and indefinite lived intangible assets will be subject to an impairment test at least annually or sooner if events or changes in circumstances indicate that carrying values may not be recoverable.

      The Company ceased amortizing goodwill totaling $846.0 million as of the adoption date, including $31.1 million, net of accumulated amortization, of acquired workforce intangibles previously classified as purchased intangible assets. Subsequent to the decision to shut down the manufacture and sales of NSG products, the Company wrote off goodwill related to the NSG operations of $32.0 million. As of September 27, 2003, goodwill amounted to $814.0 million.

      Purchased intangible assets are carried at cost less accumulated amortization. The Company evaluated its intangible assets and determined that all such assets have determinable lives. Amortization is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on purchased intangible assets to be $20.6 million in the remainder of 2003, $37.0 million in 2004, $21.9 million in 2005, and $5.8 million in 2006, at which time purchased intangible assets will be fully amortized.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		September 27, 2003			December 28, 2002

		(in thousands)			(in thousands)
	Useful	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net

Goodwill		$813,951	—	$813,951	$813,951	—	$813,951

Quantum HDD
Existing Technology Core technology	5	$105,000	$(52,500)	$52,500	$105,000	$(36,750)	$68,250
Consumer electronics	3	8,900	(7,417)	1,483	8,900	(5,192)	3,708
High-end	3	75,500	(62,917)	12,583	75,500	(44,042)	31,458
Desktop	3	96,700	(80,583)	16,117	96,700	(56,408)	40,292

		286,100	(203,417)	82,683	286,100	(142,392)	143,708

MMC Technology
Existing technology	5	4,350	(1,812)	2,538	4,350	(1,160)	3,190

Total other intangible assets		$290,450	$(205,229)	$85,221	$290,450	$(143,552)	$146,898

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.

      This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements. Examples of forward-looking statements in this report include statements regarding our expectations as to capital expenditures, liquidity, completion of our manufacturing facility in China, our indemnification obligations, the results of litigation, amortization of other intangible assets and our relationships with vendors. In this report, the words “anticipates,” “believe,” “expect,” “intend,” “may,” “will,” “should,” “plan,” “estimate,” “predict,” “potential,” “future,” “continue,” or similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements, whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Performance” and elsewhere in this report.

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

      On August 15, 2002, we announced our decision to shut down our Network Systems Group (“NSG”) and cease the manufacturing and sale of our MaxAttachTM branded network attached storage products. We worked with NSG customers for an orderly wind down of the business. The network attached storage market had fragmented since our entrance in 1999, with one segment of the NAS market becoming more commoditized and the other segment placing us in competition with some of our hard disk drive customers.

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

      We believe the following critical accounting policies represent our significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;

•	sales returns, other sales allowances and the allowance for doubtful accounts;

•	valuation of intangibles, long-lived assets and goodwill;

•	warranty;

•	inventory reserves;

•	income taxes; and

•	restructuring liabilities, litigation and other contingencies.

      For additional information regarding our critical accounting policies mentioned above, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

Results of Operations

Revenue and Gross Profit

	Three Months Ended			Nine Months Ended

	September 27,	September 28,		September 27,	September 28,
	2003	2002	Change	2003	2002	Change

	(In millions)			(In millions)
Total revenue from continuing operations	$1,065.5	$819.7	$245.8	$2,915.3	$2,741.2	$174.1
Gross profit	$182.4	$57.5	$124.9	$503.5	$230.7	$272.8
Income (loss) from continuing operations	$29.9	$(105.5)	$135.4	$63.5	$(264.2)	$327.7
As a percentage of revenue:
Total revenue from continuing operations	100.0%	100.0%		100.0%	100.0%
Gross profit	17.1%	7.0%		17.3%	8.4%
Income (loss) from continuing operations	2.8%	(12.9)%		2.2%	(9.6)%

Revenue

      Revenue for the three months ended September 27, 2003 was $1,065.5 million, which was $245.8 million, or 30.0% higher as compared to the three months ended September 28, 2002. Revenue for the nine months ended September 27, 2003 was $2,915.3 million, which was $174.1 million, or 6.4% higher as compared to the nine months ended September 28, 2002. Total shipments for the three months ended September 27, 2003 were 14.9 million units, which were 3.2 million units, or 27.6%, higher as compared to the three months ended September 28, 2002. Total shipments for the nine months ended September 27, 2003 were 39.5 million units, which was 1.4 million units or 3.7% higher as compared to the nine months ended September 28, 2002. Total shipments and revenue increased during the three and nine months ended September 27, 2003 as a result of greater customer acceptance of our products, the completion of our transition to the 80GB per platter areal density hard disk drive and increased market demand for hard disk drives. We continued to increase our average GB shipped and grow our server hard disk drive and personal storage products.

      Revenue from sales to original equipment manufacturers (“OEMs”) represented 53.7% and 49.1% of revenue in the three and nine months ended September 27, 2003, respectively, compared to 52.0% and 48.4% of revenue, respectively, in the corresponding periods in fiscal year 2002. This increase was the result of greater customer acceptance of our products, the completion of our transition to the 80GB per platter areal density hard disk drive and continued growth of our server products. Revenue from sales to the distribution channel and retail customers in the three and nine months ended September 27, 2003 represented 46.3% and 50.9% of revenue, respectively compared to 48.0% and 51.6% of revenue, respectively, in the corresponding periods in fiscal 2002. Sales to distribution customers decreased to 38.8% and 43.4% of revenue in the three and nine months ended September 27, 2003, respectively, from 44.2% and 47.2% for the corresponding periods in fiscal 2002. As a percentage of revenue, distribution revenue decreased during the three and nine months ended September 27, 2003 as a result of the increase in OEM revenue. In absolute dollars, distribution revenue grew 14.2% during the three months ended September 27, 2003 as a result of increased customer acceptance of our 80GB areal density hard disk drive and increased sales to the white box manufacturers and emerging markets. In absolute dollars, distribution revenue decreased 2.0% during the nine month period ended September 27, 2003 as a result of product prioritization due to strategic OEM relationships and transition issues related to the ramp of our 80GB product experienced in the first quarter of 2003. Sales to retail customers increased to 7.5% in each of the three and nine months ended September 27, 2003, respectively, compared to 3.9% and 4.6% for the corresponding periods in fiscal 2002. The increase was primarily due to growth in the sales of our hard disk drive and personal storage products.

      Domestic revenue in the three and nine months ended September 27, 2003 represented 35.9% and 35.0% of total sales, respectively compared to 38.5% and 36.4% of total sales, respectively, in the corresponding periods in fiscal year 2002. Domestic revenue decreased as a percentage of total revenue in the three and nine months ended September 27, 2003 as a result of the increase in international revenue as a percentage of total revenue driven by internal growth rate of emerging markets and OEM trends to outsource internationally. In absolute dollars, domestic revenue increased 21.0% and 1.6% in the three and nine month periods respectively. This increase was driven by the completion of our transition to the 80GB per platter areal density hard disk drive and the continued growth of our server and personal storage products. International revenue in the three and nine months ended September 27, 2003 represented 64.1% and 65.0% of total sales, respectively compared to 61.5% and 63.6% of total, respectively, in the corresponding period in fiscal year 2002. In absolute dollars, international revenue increased 35.6% and 9.1% in the three and nine month periods, respectively. The increase was driven by the completion of our transition to the 80 GB per platter areal density hard disk drive and continued growth of our server and personal storage business.

      Sales to Europe, Middle East and Africa in the three months ended September 27, 2003 and September 28, 2002 represented 33.8% and 29.6% of total revenue, respectively. In absolute dollars, Europe, Middle East and Africa sales increased 48.7% in the three months ended September 27, 2003 compared to the corresponding period in fiscal year 2002. The increase in Europe, Middle East and Africa sales both in absolute dollars and as a percentage of revenue during the three months ended September 27, 2003, was the result of increased shipments of server hard disk drive products and our growth in the retail and distribution channels in these regions. The retail and distribution channel growth was driven by the success of our personal storage products and increased customer acceptance of our desktop hard disk drive products. Sales to Asia Pacific and Japan in the three months ended September 27, 2003 and September 28, 2002 represented 29.9% and 31.4% of total revenue, respectively. Asia Pacific and Japan revenue, as a percentage of total revenue, decreased in the three months ended September 27, 2003 as a result of the increases in Europe, Middle East and Africa revenue. In absolute dollars, Asia Pacific and Japan sales in the three months ended September 27, 2003 increased 23.6% compared to the corresponding period in fiscal year 2002. In absolute dollars, the increase in Asia Pacific and Japan sales during the three months ended September 27, 2003, was due to growth of our consumer electronics products and increased customer acceptance of our desktop hard disk drive products, with the most pronounced growth in Hong Kong, Japan and China.

      Sales to Europe, Middle East and Africa in the nine months ended September 27, 2003 and September 28, 2002 represented 33.9% and 31.3% of total revenue, respectively. In absolute dollars, Europe, Middle East and Africa sales in the nine months ended September 27, 2003 increased 15.9% compared to the corresponding period in fiscal year 2002. The increase in Europe, Middle East and Africa sales was the result of our growth in the retail and distribution channels, in particular, growth in Russia, Eastern Europe and Africa. The retail and distribution growth was driven by the success of our personal storage products and increased acceptance of our desktop disk drive products. Sales to Asia Pacific and Japan in the nine months ended September 27, 2003 and September 28, 2002 represented 30.5 % and 31.5% of total revenue, respectively. As a percentage of total revenue, Asia Pacific and Japan revenue decreased in the nine months ended September 27, 2003 as a result of the increase in Europe, Middle East and Africa revenue. In absolute dollars, the increase in Asia Pacific and Japan sales in the nine months ended September 27, 2003 was due to the growth of our consumer electronics business and increased customer acceptance of our desktop hard disk drive products.

Cost of Revenues; Gross Profit

      Gross profit increased to $182.4 million in the three months ended September 27, 2003, compared to $57.5 million for the corresponding three months in fiscal year 2002. As a percentage of revenue, gross profit increased to 17.1% in the three months ended September 27, 2003 from 7.0% in the corresponding three months of fiscal year 2002. Gross profit increased to $503.5 million in the nine months ended September 27, 2003, compared to $230.7 million for the corresponding nine months in fiscal year 2002. As a percentage of revenue, gross profit increased to 17.3% in the nine months ended September 27, 2003 from 8.4% in the corresponding nine months of fiscal year 2002. The increase in gross profit, both as a percentage of revenue and actual dollars during the three and nine months ended September 27, 2003, was due to the transition of a portion of our desktop product line from Matsushita-Kotobuki Electronics Industries, Ltd. (“MKE”) to our Singapore manufacturing facilities and the improved manufacturing efficiencies on the 80GB per platter areal density hard disk drive. These efficiencies resulted in reduced costs associated with drive components and a more favorable product mix. Our cost of goods sold includes depreciation and amortization of property, plant and equipment.

Operating Expenses

	Three Months Ended			Nine Months Ended

	September 27,	September 28,		September 27,	September 28,
	2003	2002	Change	2003	2002	Change

	(In millions)			(In millions)
Research and development	$88.2	$94.1	$(5.9)	$259.0	$301.2	$(42.2)
Selling, general and administrative	$33.9	$34.8	$(0.9)	$96.8	$111.4	$(14.6)
Amortization of intangible assets	$20.6	$20.6	$—	$61.7	$61.7	$—
Restructuring charge	$—	$9.5	$(9.5)	$—	$9.5	$(9.5)
As a percentage of revenue:
Research and development	8.3%	11.5%		8.9%	11.0%
Selling, general and administrative	3.2%	4.2%		3.3%	4.1%
Amortization of intangible assets	1.9%	2.5%		2.1%	2.3%
Restructuring charge	0.0%	1.2%		0.0%	0.3%

Research and Development (“R&D”)

      R&D expense in the three and nine months ended September 27, 2003 was $88.2 million, or 8.3% of revenue and $259.0 million, or 8.9% of revenue, respectively, compared to $94.1 million, or 11.5% of revenue and $301.2 million, or 11.0% of revenue, respectively, in the three and nine month period ending September 28, 2002. R&D expense decreased in absolute dollars and as a percentage of revenue in the three months ended September 27, 2003 compared to the corresponding period in fiscal year 2002 primarily due to reduced spending on development parts and services offset by an increase in compensation expense. R&D expense decreased in absolute dollars and as a percentage of revenue in the nine months ending September 27, 2003 compared to the corresponding period in fiscal year 2002, primarily due to reduced compensation expense associated with our reductions in force in 2002 and a more focused development effort on fewer products, that resulted in less expense for development parts.

      As a result our acquisition of the Quantum HDD business, R&D expense includes stock-based compensation charges of $0.2 million and $0.5 million in the three and nine months ended September 27, 2003, respectively, compared to $0.4 million and $1.4 million in the three and nine months ended September 28, 2002, respectively, resulting from options we issued to Quantum employees who joined Maxtor in connection with the acquisition on April 2, 2001. Additionally, in the nine months ended September 27, 2003, amortization of deferred stock-based compensation was no longer required for DSS restricted shares from our acquisition of the Quantum HDD business as the amortization period had been completed. R&D expense in the nine months ended September 28, 2002 includes $2.8 million of stock-based compensation amortization for Quantum DSS restricted shares issued to Quantum employees who joined Maxtor in connection with the acquisition. The following table summarizes the effect of these acquisition-related charges:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(In millions)		(In millions)
R&D expense	$88.2	$94.1	$259.0	$301.2
Stock-based compensation expense	(0.2)	(0.4)	(0.5)	(1.4)
Amortization related to DSS restricted shares	—	—	—	(2.8)

	$88.0	$93.7	$258.5	$297.0

      For further information, see discussion below under the section “Stock-based Compensation.”

Selling, General and Administrative (“SG&A”)

      SG&A expense in the three and nine months ended September 27, 2003 was $33.9 million, or 3.2% of revenue and $96.8 million, or 3.3% of revenue respectively, compared to $34.8 million, or 4.2% of revenue and $111.4 million, or 4.1% of revenue, respectively, in the corresponding periods in fiscal year 2002. SG&A expense decreased in absolute dollars and as a percentage of revenue in the three months ended September 27, 2003 compared to the corresponding period in fiscal year 2002 primarily due to reduced spending in other services offset by an increase in compensation expense. SG&A expense decreased in absolute dollars and as a percentage of revenue in the nine months ending September 27, 2003 compared to the corresponding period in fiscal year 2002 primarily due to reduced compensation expense associated with our reductions in force in 2002 coupled with overall reduced spending on facilities and other services.

      As a result of our acquisition of the Quantum HDD business, SG&A expense includes stock-based compensation charges of $0.0 million and $0.2 million in the three and nine months ended September 27, 2003, respectively, and $0.1 million and $0.5 million in the three and nine months ended September 28, 2002, respectively, resulting from options we issued to Quantum employees who joined Maxtor in connection with the acquisition on April 2, 2001. Additionally, in the nine months ended September 28, 2003 amortization of deferred stock-based compensation was no longer required for DSS restricted shares from our acquisition of the Quantum HDD business as the amortization period had been completed. SG&A expense in the three and nine months ended September 28, 2002 includes $0.0 and $1.0 million, respectively, of stock-based compensation amortization for Quantum DSS restricted shares issued to Quantum employees who joined

Maxtor in connection with the acquisition. The following table summarizes the effect of these acquisition-related charges:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(In millions)		(In millions)
SG&A expense	$33.9	$34.8	$96.8	$111.4
Stock-based compensation expense	—	(0.1)	(0.2)	(0.5)
Amortization related to DSS restricted shares	—	—	—	(1.0)

	$33.9	$34.7	$96.6	$109.9

      For further information, see discussion below under the section “Stock-based Compensation.”

Stock-based Compensation

      On April 2, 2001, as part of our acquisition of the Quantum HDD business, we assumed the following options and restricted stock:

•	All Quantum HDD options and Quantum HDD restricted stock held by employees who accepted offers of employment with Maxtor, or “transferred employees,” whether or not options or restricted stock have vested;

•	Vested Quantum HDD options and vested Quantum HDD restricted stock held by Quantum employees whose employment is terminated prior to the separation, or “former service providers”; and

•	Vested Quantum HDD restricted stock held by any other individual.

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

      Included in R&D expenses and SG&A expenses are charges for amortization of stock-based compensation resulting from both Maxtor options and options issued by Quantum to employees who joined Maxtor in connection with the acquisition on April 2, 2001. Stock compensation charges were as follows:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(In millions)		(In millions)
Cost of revenues	$—	$0.1	$—	$0.3
Research and development	0.2	0.5	0.5	1.8
Selling, general and administrative	—	0.1	0.2	1.3

Total stock-based compensation expense	$0.2	$0.7	$0.7	$3.4

      As of September 27, 2003, $0.3 million of stock-based compensation associated with our acquisition of the Quantum HDD business remains to be amortized, based on vesting schedules, and this amortization is expected to be completed early in fiscal year 2004.

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

Amortization of Intangible Assets

      Amortization of other intangible assets represents the amortization of existing technology, arising from our acquisitions of the Quantum HDD business in April 2001 and MMC in September 2001. The net book value of these intangibles at September 27, 2003 was $85.2 million. Amortization of other intangible assets was $20.6 million and $61.7 million for the three and nine months ended September 27, 2003 and September 28, 2002.

      Amortization of other intangible assets is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on intangible assets to be $20.6 million in the remainder of 2003, $37.0 million in fiscal 2004, $21.9 million in 2005, and $5.8 million in 2006, at which time the intangible assets will be fully amortized.

Restructuring Charge

      During the three month period ended September 28, 2002, we recorded a restructuring charge of $9.5 million associated with closure of one of our facilities located in California. The amount comprised $8.9 million of future non-cancelable lease payments which are expected to be paid over several years based on the underlying lease agreement, and the write-off of $0.6 million in leasehold improvements. The restructuring accrual is included on the balance sheet within accrued and other liabilities with the balance of $7.8 million after cash payments of $0.3 million and $1.1 million during the three and nine months ended September 27, 2003, respectively.

Interest Expense, Interest and Other Income

	Three Months Ended			Nine Months Ended

	September 27,	September 28,		September 27,	September 28,
	2003	2002	Change	2003	2002	Change

	(In millions)			(In millions)
Interest expense	$9.0	$7.1	$1.9	$22.7	$20.2	$2.5
Interest and other income	$1.2	$2.9	$(1.7)	$4.0	$8.3	$(4.3)
Other gain (loss)	$(0.9)	$0.6	$(1.5)	$(0.9)	$2.2	$(3.1)
As a percentage of revenue:
Interest expense	0.8%	0.9%		0.8%	0.7%
Interest and other income	0.1%	0.4%		0.1%	0.3%
Other gain (loss)	0.1%	0.1%		0.0%	0.1%

Interest Expense

      Interest expense increased $1.9 million and $2.5 million in the three months and nine months ended September 27, 2003, respectively, compared to the corresponding periods in fiscal year 2002. The increase in interest expense was due primarily to interest associated with the $230 million 6.8% convertible senior notes issued May 7, 2003. Total short-term and long-term outstanding borrowings were $422.7 million as of September 27, 2003 compared to $247.4 million, as of December 28, 2002.

Interest and Other Income

      Interest and other income decreased $1.7 million and $4.3 million in the three and nine months ended September 27, 2003, respectively, compared to the corresponding periods in fiscal year 2002. The decreases in interest and other income was due to reduced interest income from our investment portfolios as a result of lower short-term interest rates. Other income decreased due to diminished repurchases of our 5.75% bonds.

Other Gain (Loss)

      Other gain (loss) for the three and nine months ended September 27, 2003 was comprised primarily of $0.9 million on the payment of our reimbursement obligation for the Quantum bonds as the result of the early redemption of those bonds. For the three and nine months ended September 28, 2002, the amounts reflect realized gains on the sale of the investments.

	Three Months Ended			Nine Months Ended

	September 27,	September 28,		September 27,	September 28,
	2003	2002	Change	2003	2002	Change

	(In millions)			(In millions)
Income (loss) before provision for income taxes	$31.1	$(104.9)	$136.0	$66.4	$(262.8)	$329.2
Provision for income taxes	$1.2	$0.5	$0.7	$2.9	$1.3	$1.6

Provision for Income Taxes

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

      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s acquisition of Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the Company’s acquisition of Quantum HDD, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We must also indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods before our acquisition of Quantum HDD, limited in the aggregate to $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross-up payment. Although we expect to be required to make indemnification payments in future periods, we are unable to determine significantly in advance the amount and timing of such payments. Management believes that, based on the facts available at this time, the likelihood that our aggregate indemnification obligations will exceed $142.0 million is remote. As of September 27, 2003, the Company has reimbursed $5.8 million to Quantum Corporation leaving a balance of $136.2 million on the original indemnity, prior to any sharing of tax liability with Quantum.

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

      In accordance with Emerging Issues Task Force 93-7, we recorded approximately $196.4 million of deferred tax liabilities in connection with our acquisition of Quantum HDD in April 2001. The deferred taxes were recorded principally to reflect the taxes which would become payable upon the repatriation of the cash which was invested abroad by Quantum HDD as of April 1, 2001.

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

      Operating results of the NSG discontinued operations for the three and nine months ended September 27, 2003 and September 28, 2002 are as follows (in millions):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Revenue from discontinued operations	$—	$1.4	$—	$20.4
Loss from discontinued operations	$—	$(58.1)	$—	$(73.5)

Liquidity and Capital Resources

Cash and Cash Equivalents

      At September 27, 2003, we had $490.8 million in cash and cash equivalents, $40.0 million in restricted cash $43.6 million in marketable securities and $41.2 million restricted marketable securities for a combined total of $615.6 million. In comparison, at December 28, 2002, we had $306.5 million in cash and cash equivalents, $56.7 million in restricted cash and $87.5 million in marketable securities, for a combined total of $450.7 million. The restricted cash balance was pledged as collateral for certain stand-by letters of credit issued by commercial banks.

      Cash provided by operating activities was $85.2 million in the nine months ended September 27, 2003. This comprised $249.7 million in net income net of non-cash items, offset by an increase in working capital (defined as accounts receivables and inventories less accounts payables) of $123.4 million and changes in other assets and liabilities of $41.1 million. The change in other assets and liabilities resulted from the settlement of warranty and discontinued operation liabilities.

      The change in working capital during the nine months ended September 27, 2003 was a result of the following factors: a larger percentage of sales occurring in the last month of the third fiscal quarter of 2003 as compared to the fourth fiscal quarter of 2002 and an increase in inventories principally from the change in product mix and growth in our server products, offset by increases in accounts payable associated with the higher level of inventory.

      Cash used in investing activities was $65.0 million for the nine months ended September 27, 2003, primarily reflecting investments of property, plant and equipment of $83.6 million and purchases (net of sales) of marketable securities of $1.6 million, partially offset by a decrease in restricted cash of $16.7 million.

      Cash provided by financing activities was $164.1 million for the nine months ended September 27, 2003. This increase in cash is primarily due to net proceeds of $241.8 million from the issuance of 6.8% convertible senior notes due 2010 and from the funding of the second Economic Development Board of Singapore loan in September 2003, a $47.9 million increase in short-term debt from our receivable-backed borrowing arrangement, net proceeds of $49.2 million issuance of common stock through the Company’s employee stock purchase plan and stock option exercises, partially offset by a repurchase of common stock of $44.9 million associated with the issuance of the 6.8% convertible senior notes due 2010, $95.8 million reimbursement for the Quantum 7.0% convertible bond and amortization of our equipment loans and capital lease obligations of $34.1 million.

      We believe that our existing cash and cash equivalents, short-term investment and capital resources, together with cash generated from operations and available borrowing capacity will be sufficient to fund our operations through at least the next twelve months. Our receivable-backed borrowing arrangement has availability of $50.0 million as of September 27, 2003, and we also have availability of $133 million with the Bank of China to fund our expansion into China. We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and to invest in property, plant and equipment. During 2003, capital expenditures are expected to be in the low end of the range of $150 million to $175 million, primarily used for manufacturing upgrades and expansion, product development, and updating our information technology systems. We intend to seek financing arrangements to fund our future capacity expansion and working capital, as necessary. Our ability to generate cash will depend on, among other things, demand in the hard disk drive market and pricing conditions. We have a net deferred tax liability amounting to $196.5 million, which could become payable upon repatriation of the earnings invested abroad. If we need additional capital, there can be no assurance that such additional financing can be obtained, or that it will be available on satisfactory terms. See discussion below under the heading “Certain Factors Affecting Future Performance.”

Certain Financing Activities

      Future payments due under lease and debt obligations as of September 27, 2003 are reflected in the following table (in thousands):

					More than
		Less than		3-5 Years	5 Years
	Total	1 Year	1-3 Years	(1)(2)(3)	(1)(2)(3)

Debt	$395,616	$59,879	$26,466	$44,430	$264,841
Capital Lease Obligations	27,072	19,608	7,464	—	—
Operating Leases(4)	305,361	36,411	63,936	62,095	142,919

Total	$728,049	$115,898	$97,866	$106,525	$407,760

(1)	Does not include $103 million which may be borrowed under a facility in a U.S.-dollar-denominated loan, to be secured by our facilities in Suzhou, China, drawable until April 2007, and repayable in eight semi- annual installments commencing October 2007; the borrowings under this facility will bear interest at LIBOR plus 50 basis points (subject to adjustment to 60 basis points).

(2)	Does not include $30 million which may be borrowed under a facility in a U.S.-dollar-denominated loan to be secured by our facilities in Suzhou, China, drawable until April 2007, and repayable in April 2013;

the borrowing under this facility will bear interest at LIBOR plus 50 basis points (subject to adjustment to 60 basis points).

(3)	Does not include $67 million which we are obligated to contribute to our China Subsidiary to allow drawdowns under the facilities described under footnotes (1) and (2).

(4)	Includes future minimum annual rental commitments, including amounts accrued as restructuring liabilities as of September 27, 2003.

      We have agreed to invest $200 million over the next five years to establish a manufacturing facility in Suzhou, China, and we have secured credit lines with the Bank of China for up to $133 million to be used for the construction and working capital requirements of this operation. The remainder of our commitment will be satisfied primarily with the transfer of manufacturing assets from Singapore or from our other manufacturing sites. In October 2003, Maxtor Technology Suzhou (“MTS”) drew down $15 million on this line. MTS is required to maintain financial covenants and is in compliance with these requirements.

      On May 7, 2003, we sold $230 million in aggregate principal amount of 6.8% convertible senior notes due 2010 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at a rate of 6.8% per annum and are convertible into our common stock at a conversion rate of 81.5494 shares per $1,000 principal amount of the notes, or an aggregate of 18,756,362 shares, subject to adjustment in certain circumstances (equal to an initial conversion price of $12.2625 per share). The initial conversion price represents a 125% premium over the closing price of our common stock on May 1, 2003, which was $5.45 per share. The notes have been registered with the SEC in satisfaction of our obligation.

      We may not redeem the notes prior to May 5, 2008. Thereafter, we may redeem the notes at 100% of their principal amount, plus accrued and unpaid interest, if the closing price of our common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of our mailing of the redemption notice exceeds 130% of the conversion price on such trading day. If, at any time, substantially all of our common stock is exchanged or acquired for consideration that does not consist entirely of common stock that is listed on a United States national securities exchange or approved for quotation on the Nasdaq National Market or similar system, the holders of the notes have the right to require us to repurchase all or any portion of the notes at their face value plus accrued interest.

      In connection with our sale of the notes, on May 7, 2003, we also repurchased from an affiliate of one of the initial purchasers of the notes 8,245,738 shares of our common stock for an aggregate purchase price of $44.9 million, or $5.45 per share, the closing price of our common stock on May 1, 2003, plus commissions. We will use the balance of the net proceeds of the offering for repayment of indebtedness, investments, acquisitions, general corporate purposes and working capital.

      In connection with our acquisition of the Quantum HDD business, we agreed to indemnify Quantum for the Quantum HDD pro rata portion of Quantum’s outstanding $287.5 million 7.0% convertible subordinated notes due August 1, 2004, and the principal amount of $95.8 million had been included in our long-term debt. On August 21, 2003, Quantum redeemed these notes at a redemption price equal to 101% of the face amount plus accrued interest and we reimbursed $97.2 million to Quantum Corporation as payment in full for our obligations related to the $95.8 million representing Quantum HDD’s pro rata portion of such notes. Accordingly, we recognized a $0.9 million loss as a result of the early redemption of the notes which is included in other gain (loss) caption of the income statement.

      On May 9, 2003, we entered into a two-year receivable-backed borrowing arrangement of up to $100 million with certain financial institutions. In the arrangement we use a special purpose subsidiary to purchase and hold all of our U.S. and Canadian accounts receivable. This special purpose subsidiary may borrow up to $100 million collateralized by the U.S. and Canadian accounts receivable. The special purpose subsidiary is consolidated for financial reporting purposes. The transactions under the arrangement are accounted for as secured borrowing and accounts receivables, and the related short-term borrowings remain on our consolidated balance sheet. As of September 27, 2003, we had borrowed $50.0 million under the arrangement, which had been reported as short-term borrowings in our consolidated financial statements. The average interest rate of the loans outstanding under this agreement is 6.0%. As of September 27, 2003,

$254.8 million of U.S. and Canadian receivables were pledged under the Company’s receivable-backed borrowing arrangement. The arrangement requires the Company to comply with operational and financial covenants, including a liquidity covenant and a test of operating income (loss) before depreciation and amortization to long-term debt and a shadow rating for the arrangement from a credit rating agency. As of September 27, 2003, the Company was in compliance with these requirements.

      In September 2003, Maxtor Peripherals (S) Pte Ltd. entered into a second four-year 52 million Singapore dollar loan agreement with the Economic Development Board of Singapore (the “Board”) which is amortized in seven equal semi-annual installments ending December 2007. As of September 27, 2003, the balance was 30.9 million Singapore dollars, equivalent to $17.9 million. The Board charges interest at 4.25%. This loan is supported by a guaranty from a bank. Cash is currently provided as collateral for this guaranty; however, we may at our option substitute other assets as security.

CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

We have a history of losses and may not maintain profitability.

      We have a history of significant losses and may not maintain profitability. In the last five fiscal years, we were profitable in only fiscal years 1998 and 2000. For the year ended December 28, 2002, our net loss was $334.1 million, which included $82.2 million for the amortization of intangible assets, charges of $5.6 million for stock-based compensation related to our acquisition of the Quantum HDD business, severance charges of $12.3 million, restructuring charges related to facilities closures of $9.5 million and losses of $73.5 million related to the discontinuation of our network attached storage business in the quarter ended September 28, 2002. For the nine months ended September 27, 2003, we had net income of $63.5 million, including $61.7 million for the amortization of intangible assets and $0.6 million in stock-based compensation expense. As of September 27, 2003, we had an accumulated deficit of $1,677.1 million. Although we were profitable in the nine months ended September 27, 2003, we have a history of losses and may not maintain profitability.

The decline of average selling prices in the hard disk drive industry could cause our operating results to suffer and make it difficult for us to achieve profitability.

      It is very difficult to achieve and maintain profitability and revenue growth in the hard disk drive industry because the average selling price of a hard disk drive rapidly declines over its commercial life as a result of technological enhancement, productivity improvement and increases in supply. End-user demand for the computer systems that contain our hard disk drives has historically been subject to rapid and unpredictable fluctuations. In addition, intense price competition among personal computer manufacturers and Intel-based server manufacturers may cause the price of hard disk drives to decline. As a result, the hard disk drive market tends to experience periods of excess capacity and intense price competition. Competitors’ attempts to liquidate excess inventories, restructure, or gain market share also tend to cause average selling prices to decline. This excess capacity and intense price competition may cause us in future quarters to lower prices, which will have the effect of reducing margins, causing operating results to suffer and making it difficult for us to achieve or maintain profitability. If we are unable to lower the cost of producing our hard disk drives to be consistent with any decline of average selling prices, we will not be able to compete effectively and our operating results will suffer.

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

      The desktop computer market segment and the overall hard disk drive market are intensely competitive even during periods when demand is stable. We compete primarily with manufacturers of 3.5 inch hard disk drives, including Fujitsu, Hitachi Global Storage, Samsung, Seagate Technology, and Western Digital. Many of our competitors historically have had a number of significant advantages, including larger market shares, a broader product line, preferred vendor status with customers, extensive name recognition and marketing power, and significantly greater financial, technical and manufacturing resources. Some of our competitors make many of their own components, which may provide them with benefits including lower costs. Our competitors may also:

•	consolidate or establish strategic relationships to lower their product costs or to otherwise compete more effectively against us;

•	lower their product prices to gain market share;

•	sell their products with other products to increase demand for their products;

•	develop new technology which would significantly reduce the cost of their products; or

•	offer more products than we do and therefore enter into agreements with customers to supply hard disk drives as part of a larger supply agreement.

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

      Many of our expenses are relatively fixed and difficult to reduce or modify. The fixed nature of our operating expenses will magnify any adverse effect of a decrease in revenue on our operating results. Because of these and other factors, period to period comparisons of our historical results of operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market analysts, our stock price may decline. Our ability to predict demand for our products and our financial results for current and future periods may be affected by economic conditions. This may adversely affect both our ability to adjust production volumes and expenses and our ability to provide the financial markets with forward-looking information.

If we fail to qualify as a supplier to computer manufacturers or their subcontractors for a future generation of hard disk drives, then these manufacturers or subcontractors may not purchase any units of an entire product line, which will have a significant adverse impact on our sales.

      A significant portion of our products is sold to desktop computer and Intel-based server manufacturers or to their subcontractors. These manufacturers select or qualify their hard disk drive suppliers, either directly or through their subcontractors, based on quality, storage capacity, performance and price. Manufacturers typically seek to qualify two or more suppliers for each hard disk drive product generation. To qualify consistently, and thus succeed in the desktop and Intel-based server hard disk drive industry, we must consistently be among the first-to-market introduction and first-to-volume production at leading storage capacities per disk, offering competitive prices and high quality. Once a manufacturer or subcontractor has chosen its hard disk drive suppliers for a given desktop computer or Intel-based server product, it often will purchase hard disk drives from those suppliers for the commercial lifetime of that product line. It is, however, possible to fail to maintain a qualification due to quality or yield issues in the early stages of production of product. If we miss a qualification opportunity or cease to be qualified due to yield or quality issues, we may not have another opportunity to do business with that manufacturer or subcontractor until it introduces its next generation of products. The effect of missing a product qualification opportunity is magnified by the limited number of high-volume manufacturers of personal computers and Intel-based servers. If we do not reach the market or deliver volume production in a timely manner, we may lose opportunities to qualify our products and may need to deliver lower margin, older products than required in order to meet our customers’ demands. In such case, our business, financial condition and operating results would be adversely affected.

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

      We sell most of our products to a limited number of customers. For the fiscal year ended December 28, 2002, one customer, Dell Computer Corporation, accounted for approximately 11.5% of our total revenue, and our top five customers accounted for approximately 31.8% of our revenue. For the nine months ended September 27, 2003, one customer accounted for more than 10% of our total revenue. We expect that a relatively small number of customers will continue to account for a significant portion of our revenue, and the proportion of our revenue from these customers could continue to increase in the future. These customers have a wide variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product for a given customer, the customer generally will not be obligated to purchase any minimum volume of product from us and generally will be able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our business, financial condition and operating results could suffer. Mergers, acquisitions, consolidations or other significant transactions involving our significant customers may adversely affect our business and operating results.

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

      Unlike some of our competitors, we do not manufacture any of the parts used in our products, other than media as a result of our acquisition of MMC Technologies Inc., or MMC. Instead, our products incorporate parts and components designed by and purchased from third party suppliers. Both we and Matsushita-Kotobuki Electronics Industries, Ltd., or MKE, depend on a limited number of qualified suppliers for components and subassemblies, including recording heads, media and integrated circuits. Currently, we purchase recording heads from three sources, digital signal processors/controllers from one source and spin/ servo integrated circuits from two sources. Although our acquisition of our primary media supplier, MMC, has reduced our dependence on outside suppliers for this component, MMC cannot supply all of our media needs, and therefore we are still required to purchase media from two outside sources. As we have experienced in the past, some required parts may be periodically in short supply. As a result, we will have to allow for significant ordering lead times for some components. In addition, we may have to pay significant cancellation charges to suppliers if we cancel orders for components because we reduce production due to market oversupply, reduced demand, transition to new products or technologies or for other reasons. We order the majority of our components on a purchase order basis and we have limited long-term volume purchase agreements with only some of our existing suppliers. In the event that these suppliers cannot qualify to new leading-edge technology specifications, our ramp up of production for the new products will be delayed, and our business, operating results and financial condition will be adversely affected.

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

We have asserted claims against Quantum, and Quantum has asserted claims against us, for payment under agreements entered into in connection with our acquisition of the Quantum HDD business. In the event these claims are not resolved favorably in the aggregate, our business, financial condition, operating results, cash flows and liquidity could be harmed.

      We have asserted multiple claims against Quantum, and Quantum has asserted multiple claims against us, for payment under agreements entered into in connection with our acquisition of the Quantum HDD business, including a tax sharing and indemnity agreement, which provides for the allocation of certain liabilities related to taxes. We disagree with Quantum about the amounts owed by each party under the agreements and we are in negotiations with Quantum to resolve the claims. The parties have commenced dispute resolution procedures under the tax sharing and indemnity agreement. Although we believe that we will be successful in asserting and defending these claims, an unfavorable resolution of these claims in the aggregate could harm our business, financial condition, operating results, cash flows and liquidity.

If Quantum incurs non-insured tax liabilities as a result of its separation of Quantum HDD from Quantum Corporation in connection with our acquisition of the Quantum HDD business, our financial condition and operating results could be negatively affected.

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

      We conduct most of our manufacturing and testing operations and purchase a substantial portion of our key parts outside the United States. In particular, manufacturing operations for our products are concentrated in Singapore, where our principal manufacturing operations are located, and in Japan, where MKE’s manufacturing operations are located. Such concentration of operations in Singapore and Japan will likely magnify the effects on us of any disruptions or disasters relating to Singapore and Japan. In addition, we also sell a significant portion of our products to foreign distributors and retailers. As a result, we will be dependent on revenue from international sales. Inherent risks relating to our overseas operations include:

•	difficulties with staffing and managing international operations;

•	transportation and supply chain disruptions and increased transportation expense as a result of epidemics, terrorist activity, acts of war or hostility, increased security and less developed infrastructure;

•	economic slowdown and/or downturn in foreign markets;

•	international currency fluctuations;

•	political and economic uncertainty caused by epidemics, terrorism or acts of war or hostility;

•	legislative and regulatory responses to terrorist activity such as increased restrictions on cross-border movement of products and technology;

•	legislative, regulatory, police, or civil responses to epidemics or other outbreaks of infectious diseases such as quarantines, factory closures, or increased restrictions on transportation or travel;

•	general strikes or other disruptions in working conditions;

•	labor shortages;

•	political instability;

•	changes in tariffs;

•	generally longer periods to collect receivables;

•	unexpected legislative or regulatory requirements;

•	reduced protection for intellectual property rights in some countries;

•	significant unexpected duties or taxes or other adverse tax consequences;

•	difficulty in obtaining export licenses and other trade barriers;

•	seasonality;

•	increased transportation/shipping costs; and

•	credit and access to capital issues faced by our international customers.

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

We significantly increased our leverage as a result of the sale of the Notes.

      In connection with our sale of the Notes on May 7, 2003, we incurred $230 million of indebtedness, set to mature in April 2010. We will require substantial amounts of cash to fund semi-annual interest payments on the Notes, payment of the principal amount of the Notes upon maturity (or earlier upon a mandatory or voluntary redemption or if we elect to satisfy a conversion of the Notes, in whole or in part, with cash rather than shares of our common stock), as well as future capital expenditures, investments and acquisitions, payments on our leases and loans, and any increased working capital requirements. If we are unable to meet our cash requirements out of available funds, we may need be to obtain alternative financing, which may not be available on favorable terms or at all. The degree to which we are financially leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control. If we do not generate sufficient cash flow from operations to repay the Notes at maturity, we could attempt to refinance the Notes; however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations under the Notes or the indenture could cause a default under agreements governing our other indebtedness.

We entered into a receivable-backed borrowing arrangement for up to $100 million which has certain financial covenants with which we will have to comply to use the facility.

      On May 9, 2003, we entered into a two-year receivable-backed borrowing arrangement for up to $100 million with certain financial institutions. Under this arrangement, we use a special purpose subsidiary to purchase and hold all of our U.S. and Canadian accounts receivable. This special purpose subsidiary borrows up to $100 million secured by the purchased receivables. This special purpose subsidiary is consolidated for financial reporting purposes, and its resulting liabilities appear on our consolidated balance sheet as short-term debt. The terms of the arrangement require compliance with operational covenants and financial covenants, including a liquidity covenant and an operating income (loss) before depreciation and amortization to long-term debt ratio. The Company obtained a shadow rating letter for the arrangement from a credit rating agency.We do not believe that these modifications will have a material adverse effect on our ability to access funds under this arrangement. A violation of the covenants would result in an early amortization event that will cause a prohibition on further payments and distributions to use from the special purpose subsidiary until the arrangement has been repaid in full. However, early amortization events under this arrangement generally will not cause an event of default under the 6.8% convertible senior notes due 2010. We do not believe that the lack of borrowing availability under this arrangement would have a material adverse effect on our liquidity.

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

      The following table presents the hypothetical changes in fair values in the financial instruments held at September 27, 2003 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The hypothetical changes assume immediate shifts in the U.S. Treasury yield curve of plus or minus 50 basis points (“bps”), 100 bps, and 150 bps.

				Fair Value
				as of
				September 27,
				2003
	+150 bps	+100 bps	+50 bps	($000)	-50 bps	-100 bps	-150 bps

Financial Instruments	$83,653	$84,006	$84,391	$84,799	$85,173	$85,623	$85,822
% Change	(1.35)%	(0.93)%	(0.48)%		0.44%	0.97%	1.21%

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

				Fair Value
				as of
				September 27,
	Valuation of Security Given X%			2003	Valuation of Security Given X%
	Increase in the Security Price			($000)	Decrease in the Security Price

Corporate equity investments	$7,659	$11,489	$13,020	$15,318	$17,616	$19,148	$22,977
% Change	(50)%	(25)%	(15)%		15%	25%	50%

Item 4.	Controls and Procedures

      Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

      In addition to the Papst lawsuit, on June 13, 2002, we filed suit against Koninklijke Philips Electronics N.V. and several other Philips-related companies in the Superior Court of California, County of Santa Clara. On June 26, 2002, we filed a First Amended Complaint and on January 6, 2003, we filed a Second Amended Complaint. The lawsuit alleges that an integrated circuit chip supplied by Philips was defective and caused significant levels of failure of certain Quantum legacy products, which we acquired as part of our acquisition of the Quantum HDD business. Philips’ subsequent motions to dismiss were withdrawn or denied. Philips answered the complaint on March 13, 2003. On April 25, 2003, the Philips-related companies brought cross-complaints against a number of Sumitomo-related companies and a number of Amkor-related companies. Discovery is ongoing. In the lawsuit, we are claiming damages of at least $77 million, however, the results of litigation are inherently uncertain and we cannot assure you that we will achieve a favorable outcome.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits.

Exhibit
Number	Description

10.1	Forms of Amendment of Restricted Stock Unit Award Agreement between the Registrant and Pantelis S. Alexopoulos (70,000 Restricted Stock Units), David L. Beaver (50,000 Restricted Stock Units), Michael Cordano (70,000 Restricted Stock Units), Phillip C. Duncan (50,000 Restricted Stock Units), Misha Rozenberg (50,000 Restricted Stock Units), Glenn H. Stevens (50,000 Restricted Stock Units), K.H. Teh (70,000 Restricted Stock Units), and Paul J. Tufano (100,000 Restricted Stock Units; 140,000 Restricted Stock Units), each dated as of September 2, 2003.**
10.2	Loan Agreement between Maxtor Peripherals (S) Pte Ltd and the Singapore Economic Development Board, dated September 3, 2003.
10.3	Letter of Guarantee from Oversea-Chinese Banking Corporation Limited to Maxtor Peripherals (S) Pte Ltd, dated July 29, 2003.
10.4	Employment Offer Letter from Registrant to Keyur A. Patel, dated June 16, 2003.**
10.5	Employment Offer Letter and related documentation from Registrant to Robert L. Edwards, dated July 23, 2003.**
31.1	Certification of Paul J. Tufano, President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert L. Edwards, Chief Financial Officer of the Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Paul J. Tufano, President and Chief Executive Officer of the Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert L. Edwards, Chief Financial Officer of the Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
** Management contract, compensatory plan or arrangement.

      (b) Reports on Form 8-K.

      Maxtor filed a Current Report on Form 8-K on July 22, 2003, in which it reported financial results for the second fiscal quarter ended June 28, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated

MAXTOR CORPORATION

By	/s/ ROBERT L. EDWARDS

Robert L. Edwards
Executive Vice President
and Chief Financial Officer

Date: November 10, 2003

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Form of Amendment of Restricted Stock Unit Award Agreement between the Registrant and Pantelis S. Alexopoulos (70,000 Restricted Stock Units), David L. Beaver (50,000 Restricted Stock Units), Michael Cordano (70,000 Restricted Stock Units), Phillip C. Duncan (50,000 Restricted Stock Units), Misha Rozenberg (50,000 Restricted Stock Units), Glenn H. Stevens (50,000 Restricted Stock Units), and K.H. Teh (70,000 Restricted Stock Units), and Paul J. Tufano (100,000 Restricted Stock Units; 140,000 Restricted Stock Units), each dated as of September 2, 2003.**
10.2	Loan Agreement between Maxtor Peripherals (S) Pte Ltd and the Singapore Economic Development Board, dated September 3, 2003.
10.3	Letter of Guarantee from Oversea-Chinese Banking Corporation Limited to Maxtor Peripherals (S) Pte Ltd, dated July 29, 2003.
10.4	Employment Offer Letter from Registrant to Keyur A. Patel, dated June 16, 2003.**
10.5	Employment Offer Letter and related documentation from Registrant to Robert L. Edwards, dated July 23, 2003.**
31.1	Certification of Paul J. Tufano, President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert L. Edwards, Chief Financial Officer of the Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Paul J. Tufano, President and Chief Executive Officer of the Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert L. Edwards, Chief Financial Officer of the Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract, compensatory plan or arrangement.