Form 10-K
period 2003-12-27
MAXTOR CORP
filed 2004-03-11
CIK 711039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003

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

     The aggregate market value of the registrant’s common stock, $.01 par value per share, held by non-affiliates of the registrant on June 27, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,162,475,773 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 4, 2003, 247,142,618 shares of the registrant’s common stock, $.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 27, 2003, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

PART I

Item 1.     Business

Overview

      Maxtor Corporation (“Maxtor” or “the Company”) is one of the world’s leading suppliers of hard disk drives for consumer, industrial and entertainment applications. We have an expansive line of storage products for desktop computers, storage systems, high-performance servers and consumer electronics.

      We offer a broad line of hard disk drives for desktop computers, mid-line and near-line storage sub-systems and Intel-based servers. Our desktop products are marketed under the DiamondMax, MaXLine and Fireball brand names and consist of 3.5-inch disk drives with storage capacities that range from 40 to 300 gigabytes. While these drives are used primarily in desktop computers, there is an emerging market for these products in a variety of consumer electronic applications, including personal video recorders, set-top boxes and game consoles, as well as personal storage applications. We also provide a line of high-capacity ATA/ Serial ATA drives for use in mid-line and near-line storage applications for the enterprise market. Our MaXLine-branded drives, with 250 or 300 GB of capacity, are designed specifically for high-reliability to meet the needs of enterprise customers who need ready access to fixed content data files. Finally, we offer a line of high-end 3.5-inch hard disk drives for use in high-performance, storage-intensive applications such as workstations, enterprise servers and storage subsystems. These Intel-based server products are marketed under the Atlas brand name and provide storage capacities of 18.4 to 147.1 gigabytes at speeds of 10,000 RPM and 15,000 RPM.

      Maxtor, DiamondMax and Atlas are registered trademarks of Maxtor. MaXLine, Fireball, Maxtor Personal Storage, Maxtor OneTouch, and Maxtor QuickVIEW are trademarks of Maxtor. All other brand names and trademarks appearing in this report are the property of their respective holders.

      We are incorporated in the State of Delaware. Our principal executive offices are located at 500 McCarthy Blvd., Milpitas, California 95035, and the telephone number at that address is (408) 894-5000.

Company Background

      We were founded in 1982 and completed an initial public offering of common stock in 1986. We sold 40% of our outstanding common stock to Hyundai Electronics Industries (now Hynix Semiconductor, Inc. — “HSI”) and its affiliates in 1994. In early 1996, Hyundai Electronics America (now Hynix Semiconductor America Inc. — “Hynix”) acquired all of the remaining publicly-held shares of our common stock as well as all of our common stock then held by Hynix Semiconductor, Inc. and its affiliates. In July 1998, we completed a public offering of 49.7 million shares of our common stock, receiving net proceeds of approximately $328.8 million from the offering. In February 1999, we completed a public offering of 7.8 million shares of common stock with net proceeds to us of approximately $95.8 million.

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

      In September 2001, we completed the acquisition of MMC Technology, Inc. (“MMC”), a wholly-owned subsidiary of Hynix. MMC, based in San Jose, California, designs, develops and manufactures media for hard disk drives. The primary reason for our acquisition of MMC was to provide us with an assured source of supply of media. MMC provided us with approximately 50% of our media needs for the year ended December 27, 2003.

      In October 2001, Hynix sold approximately 23.3 million shares of Maxtor stock in a registered public offering. In addition, at the same time and on the same terms as Hynix’s sale of Maxtor’s stock to the public, Maxtor purchased an additional 5.0 million shares from Hynix. We did not receive any of the proceeds from Hynix’s sale of Maxtor stock to the public. Following these transactions, Hynix’s ownership of our outstanding stock was 5.17%. In February 2002, the remaining 12.5 million shares of Maxtor stock owned by Hynix were distributed to holders of a DECS Trust IV security that Hynix issued in February 1999 and which had been secured by Maxtor stock. With this distribution, Hynix no longer held any shares of our common stock.

      In August 2002, we announced our decision to shut down our Network Systems Group (“NSG”) and cease the manufacturing and sale of our MaxAttachTM branded network attached storage products. We worked with NSG customers for an orderly wind down of the business. The network attached storage market had fragmented since our entrance in 1999, with one segment of the NAS market becoming more commoditized and the other segment placing us in competition with some of our hard disk drive customers. The shut down of the operations of our NSG business allowed us to focus on our core hard disk drive market and further reduce expenses.

      In May 2003, we sold $230 million in aggregate principal amount of 6.8% convertible senior notes due in April 2010 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

Industry Background

      The Hard Disk Drive Market. We offer a broad line of hard disk drives for desktop computers, mid-line and near-line storage sub-systems and Intel-based servers. We generate the majority of our unit shipments and revenue today from our desktop computer business, although a growing portion of our total revenues is from sales to the Intel-based hard disk drive server market. We also see growing demand for hard disk drives in emerging consumer electronics applications. In addition, there is an emerging market for high capacity ATA/ Serial ATA drives in enterprise near-line and mid-line storage applications.

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

      The head disk assembly consists of one or more disks positioned around a spindle hub that rotates the disks by a spin motor. Disks are made of a smooth substrate to which a thin coating of magnetic materials is applied. Each disk has a head suspended directly above or below it, which can read data from or write data to the spinning disk. The actuator moves the head to precise positions on the disk.

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

      A key performance metric in the hard disk drive industry is “areal density,” which is the measure of stored bits per square inch on the recording surface of a disk. A higher areal density allows a hard disk drive provider to increase the storage capacity for a particular drive, or to reduce the number of heads and/or disks to achieve the same capacity.

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

      We believe there is an emerging and potentially significant market for hard disk drives in consumer electronics applications, including devices such as personal video recorders and set-top boxes. We are currently supplying hard disk drives to leading consumer electronics manufacturers, including Dish Network, JVC, Panasonic, Pioneer Corporation, Scientific-Atlanta Inc., TiVo Inc., and Toshiba Corporation for use in a variety of consumer electronics devices that are being sold today. Sales into consumer electronics applications, while still a small percentage of our total revenue, have grown steadily. We believe the market for consumer electronics devices using hard disk drives is still in its early stages, and we expect that it will expand over time as consumer acceptance and adoption of these products grow. We intend to leverage our position as a high quality, time-to-volume leader in hard disk drives and pursue relationships with the leaders in consumer electronics to capitalize on the opportunities presented by this new market.

      We also believe there is an emerging market with enterprise customers for high capacity, high reliability ATA/ Serial ATA hard disk drives. These hard disk drives are used in near-line and mid-line storage applications where data is generated in large volumes and retrieved occasionally, such as e-mail archiving, engineering drawings, medical imaging, scientific data and video images which typically require large storage capacity, but not the speed that high transaction applications need. In this environment, cost per gigabyte is a primary customer requirement, and we can provide this with our high capacity, high reliability MaXLine hard disk drives. We are currently working with leading storage subsystem vendors, including EMC Corporation, LSI Logic Corporation, Network Appliance, Inc. and StorageTek, to provide hard disk drives for these new emerging applications. We intend to build on these relationships as well as seek out additional customers and applications for this emerging market.

Our Strategy

      We seek to be a major provider of hard disk drives to leading computer and consumer electronics manufacturers, distributors and retailers. Our strategy to achieve this goal includes the following elements:

      Maintain Significant Presence With Leading Computer Manufacturers. We believe our ability to achieve leading time-to-volume production of high quality, high performance hard disk drives and to provide excellent customer service will enable us to maintain a significant presence with leading personal computer and server manufacturers. According to International Data Corporation (“IDC”), in 2003, Maxtor’s share of the hard disk drive market was 21.2%, the desktop hard disk drive market was 27.9% and the Intel-based server market was 12.2%, based on units shipped. Sales to our five largest desktop computer and server OEM customers represented 38.9% of our total revenue in 2003. During 2003, we expanded our presence with Intel-based server manufacturers, adding new customers and further penetrating existing accounts with a broader product offering. We intend to build on our relationships with personal computer and Intel-based server manufacturers through continued emphasis on quality products, time-to-volume leadership and excellent customer service.

      Strengthen Relationships with Distributors and Retailers. We intend to further strengthen our relationships with distributors and retailers. We intend to expand our presence in the distribution channels serving emerging economies in China and other parts of Asia, Russia, Eastern Europe and Latin America. We intend to further strengthen our presence in these markets through enhanced service and support, targeted promotions, an expanded product line, and where warranted, an in-country presence. We plan to continue to invest in programs to generate sales through the distribution and retail channels. We intend to continue to introduce higher margin storage products, in addition to hard disk drives, that appeal to distribution and retail channel customers. In the distribution channel, these products include our highest capacity, high reliability MaXLine family of hard disk drives and the Maxtor OneTouch personal storage products. In retail, these products would include personal storage devices, such as the Maxtor OneTouch and Maxtor Personal Storage product lines.

      Pursue Opportunities in Growth Markets. We believe the demand for hard disk drives in consumer applications will continue to grow. Today, hard disk drive storage in consumer electronics applications has been primarily incorporated into personal video records, set-top boxes and game consoles. We are supplying Dish Network, JVC, Panasonic, Pioneer Corporation, Toshiba Corporation, Scientific-Atlanta Inc., and TiVo Inc., among others, with hard disk drives for a variety of consumer electronic applications. We intend to pursue this market by continuing to develop hard disk drive products specific to these applications. Our Maxtor QuickVIEW drives are designed specifically for digital entertainment applications and today include acoustics features, audio video streaming performance, thermal monitoring systems, digital rights management and error correction code. In addition, we intend to expand our relationships with leading consumer electronics manufacturers throughout the world. Finally, we also believe that the growing acceptance of the high definition standard of television (“HDTV”) offers significant opportunity for the industry and us. HDTV is currently in the very early stages of adoption in the U.S. and worldwide. It requires approximately five to eight times the amount of storage capacity needed under the current standard. For example, an hour of television under the current standard requires approximately one gigabyte of storage capacity today, but under HDTV, the same hour-long program needs five gigabytes. Maxtor drives are currently incorporated into several HDTV PVR devices and we intend to continue to pursue this opportunity.

      We also believe there is growth in the enterprise market for high capacity, high reliability ATA drives in near-line and mid-line storage applications, where data is generated in large volumes and retrieved occasionally. Specific applications include e-mail archiving, engineering drawings, medical imaging, scientific data and video images. In these environments, we believe high capacity, high reliability desktop drives provide the optimal cost per gigabyte metric that enterprise storage customers seek. We currently have relationships with some of the leading storage subsystem vendors, including EMC Corporation, LSI Logic Corporation, Network Appliance, Inc. and StorageTek, to provide hard disk drives for these applications and we intend to pursue additional customers and applications for this new category of hard disk drive applications.

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

      Improve Manufacturing Efficiencies and Optimize Supply Base to Achieve Cost Savings. In the third quarter of 2002, we transitioned 100% of our desktop hard disk drive manufacturing from Matsushita-Kotobuki Electronics Industries, Ltd. (“MKE”) to Maxtor manufacturing facilities in Singapore. We plan to transition 100% of our Atlas 10,000 RPM SCSI hard disk drives from MKE to our Singapore facilities by the end of 2004.

      In 2003, we expanded our internal media production capacity by leasing a manufacturing facility in Fremont, California, in close proximity to our MMC subsidiary operation in San Jose, California. We anticipate that as the media facility ramps, the percentage of our internal media production will increase. We will also leverage our higher volume commitments with our supply base to further reduce costs.

      Pursue Low-Cost Manufacturing Capacity. We have begun construction of a manufacturing facility in China that will provide us with a low-cost facility to accommodate anticipated future growth. We anticipate that the facility will become operational in the second half of 2004. The China plant will produce desktop hard disk drives, while Singapore will remain the center of our manufacturing operations.

Product Development/ Technology

      We enjoy strong customer relationships, which we believe are due in large part to product quality, time-to-volume production leadership and high performance. Contributing to these strong relationships, we believe, is our product development process. Our product development effort is separated into two phases — the enabling technology development phase and the product design phase.

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

Products

      We currently offer a broad line of hard disk drives for desktop computers and Intel-based servers. Our desktop products are marketed under the Fireball, DiamondMax, and MaXLine brand names and consist of 3.5-inch hard disk drives with storage capacities that range from 40 to 300 gigabytes and speeds of 5,400 RPM and 7,200 RPM. Our desktop drives come in configurations ranging from 1 to 4 platters per drive, allowing us to address a wide range of applications for desktop computers, from entry level to mid-range to the high-end. In addition, there is an emerging market for these drives in a variety of consumer electronics applications, including set-top boxes, PVRs and game consoles. All of these hard disk drives have a number of features including high speed interfaces for greater data throughput, a robust mechanical design for improved reliability, giant magneto-resistive head technology and a digital signal processor-based electronic architecture.

      Our high performance 3.5-inch hard disk drives are for use in storage-intensive applications such as workstations, enterprise servers and storage subsystems. These products are marketed under the Atlas brand name and provide storage capacities of 18.4 to 147.1 gigabytes and speeds of 10,000 RPM and 15,000 RPM.

      The table below sets forth the key performance characteristics of our hard disk drive products.

	Capacity	Product	Rotational
	Per Disk	Capacity	Speed
Products	(GB*)	(GB*)	(RPM)	Applications

Fireball 3	40	40	5,400	Entry-level Desktop PCs & Consumer Electronics
DiamondMax 16	60/80	60/80/ 120/160	5,400	Mainstream Desktop PCs & Consumer Electronics
DiamondMax Plus 8	40	40	7,200	High-performance Desktop PCs & Workstations
DiamondMax Plus 9	60/80	60/80/120/ 160/200	7,200	High-performance Desktop PCs & Workstations
MaXLine II	60/80	250/300	5,400	Near-line & mid-line storage
MaXLine Plus II	60/80	250/300	7,200	Near-line & mid-line storage
Atlas 10K IV	36.7	36/73/147	10,000	Servers, Workstations & Storage Subsystems
Atlas 15K	18.4	18/36/73	15,000	Servers, Workstations & Storage Subsystems

*	GB = A gigabyte means 1 billion bytes. Total usable capacity may vary with operating environments.

      We also offer a line of external storage products that connect to personal computers through 1394 or USB ports and offer up to 300 gigabytes of storage. During 2003, we introduced the Maxtor OneTouch, which incorporates software and Maxtor’s OneTouch button to provide backup and restore capability with the push of a button. Our Maxtor Personal Storage external storage solutions are targeted at a range of users from the budget conscious to high-performance enthusiasts. The devices are hot swappable and easy to use.

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

      Our cell-based process enables us to:

•	dedicate manufacturing cells to a particular product model, thereby allowing us to better monitor and control process trends, resulting in improved product quality, faster time-to-volume production and improved overall customer satisfaction;

•	simultaneously manufacture multiple product configurations;

•	quickly reconfigure our manufacturing cells to respond to customer change requests and changes in product and customer mix;

•	effectively adapt our inventory management model to a build-to-order business model that many of our desktop computer manufacturer customers have adopted; and

•	add capacities in small increments as needed, allowing for better capacity utilization.

      This flexible cell-based process, when coupled with our product design methodology, has enabled us to significantly improve time-to-volume production.

      We also manufacture media used in our products through MMC’s facilities in San Jose and Fremont, California. In 2003, we expanded our capacity for internal media production by leasing a facility in Fremont, California, in close proximity to MMC’s plant in San Jose. During the year, we also added manufacturing capacity for desktop and server products in our Singapore facility.

      We also have a relationship with MKE for the manufacture of our Atlas 10,000 RPM high-end hard disk drives for Intel-based servers. MKE’s manufacturing processes are highly automated, employing integrated computer networks and advanced control systems. We plan to transition the manufacturing of the Atlas 10,000 RPM products to our manufacturing facility in Singapore in the second half of 2004 and expect MKE to manufacture these products for us through September 2004.

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

Materials and Supply Chain

      We have developed and continue to develop strategic relationships with leading suppliers of many of the key components for our hard disk drive products. These relationships enable us to actively manage our supply chain to improve our ability to choose state-of-the-art components and to reduce component inventory and overall product costs. In addition, our strategic suppliers work closely with our advanced technology group, enabling us to gain early access to leading edge hard disk drive technology and to improve the overall efficiency of our product design process. With respect to MKE, Maxtor oversees the qualification and supply chain management of key components, including heads, media, motors and all of the major electronics components.

      We rely on a limited number of suppliers to provide Maxtor specific components for our products. These components include heads, media, custom electronics, motors and mechanical parts. Maxtor will typically qualify two or three sources for these key components for each product in order to meet supply assurance requirements. With our acquisition of MMC in 2001, we have an internal source of media supply, which provided approximately 50% of our media needs for the year ended December 27, 2003. Custom integrated circuits are sourced from Texas Instruments, Agere Systems, Marvell Technology Group, Ltd., and STMicroelectronics, where we have multiple manufacturing locations qualified.

Customers and Sales Channels

      We sell our products directly to leading manufacturers of desktop computer and server systems and consumer electronics devices, through key distributors and through the retail channel. Leading OEM customers include Dell Computer Corporation (“Dell”), Hewlett-Packard Company, Hon-Hai Precision Industry Co., Ltd., Legend Computer Systems Limited and Solectron. Leading distributors include Bell Microproducts Inc., Esys Integrated Pty. Ltd., Ingram Micro Inc., Toyo Chemicals Co., Ltd. and Xander International. Retail chain stores that feature our products include Best Buy, CompUSA, Fry’s Electronics, Office Depot and Staples.

      Manufacturers. Revenue from our five largest OEM customers, represented 25.1%, 23.0% and 24.5% in 2003, 2002 and 2001, respectively. Dell represented 11.0% of our sales in fiscal 2003, 11.5% in fiscal 2002 and 11.3% in fiscal 2001. No other customer represented over 10% of our sales during such periods. We believe that our success depends on our ability to maintain and further develop strong customer relationships with desktop, storage and server computer system and consumer electronics manufacturers and to provide products that fit their specific needs.

      Distributors. We use a select group of distributors to sell our products cost-effectively to the large number of geographically dispersed customers, which tend to hold small market shares of the overall desktop and server computer markets. These distributors service value-added resellers, dealers, system integrators and small desktop and server manufacturers. Distributors accounted for 41.8%, 47.2% and 39.3% of our revenue in 2003, 2002 and 2001, respectively. Distributors generally enter into non-exclusive agreements with us for the purchase and redistribution of product. Purchase orders are placed and revised on a weekly basis. We grant certain of our distributors price protection and limited rights to return product on a rotation basis.

      Retailers. To expand awareness of the Maxtor brand, we sell our retail-packaged products, including hard disk drives and external storage devices, into the retail channel. We sell directly to major retailers such as computer superstores, warehouse clubs and computer electronics stores, and authorized sales through distributors to smaller retailers. Retailers accounted for 7.7%, 4.9% and 5.3% of our revenue in 2003, 2002 and 2001, respectively. We believe the retail channel complements other sales channels. Retailers supply the after-market “upgrade” sector in which end users purchase and install hard disk drive products to upgrade their computers. Retail distribution is also an important channel for the sale of our external storage products which appeal to the end user interested in emerging consumer applications that have extensive storage requirements, such as digital photography, MP3 music downloads, video-editing and data backup. We grant certain of our retailers price protection and limited rights to return product on a rotation basis.

      We conduct our operations internationally, with sales to both domestic as well as foreign customers. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 17 of the Notes to Consolidated Financial Statements.

Sales and Marketing

      We market and sell our products to leading personal computer, Intel-based server, storage subsystem and consumer electronics manufacturers, distributors and retailers. Our representative offices are located throughout the U.S. and in Australia, China, France, Germany, Great Britain, Hong Kong, Japan, Korea, Russia, Singapore, Switzerland and Taiwan. We have formed multi-disciplined, dedicated account and channel teams focused on each current and targeted strategic personal computer, Intel-based server, storage subsystem and consumer electronics OEM, as well as regional distributor and retail accounts. These teams generally are comprised of representatives from our sales, marketing, engineering and quality organizations. Our senior management also takes an active role in our sales efforts. Dedicated field sales and technical support personnel are located in close proximity to the manufacturing facilities of each of our desktop computer manufacturer customers.

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

Competition

      We compete primarily with manufacturers of 3.5-inch hard disk drives for desktop and server computers. Our competitors in the hard disk drive market include Fujitsu, Hitachi Global Storage, Samsung, Seagate Technology, and Western Digital. In 2003, according to IDC, we were the second largest provider of hard disk drives worldwide based on units shipped.

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

Intellectual Property

      The Company indemnifies certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which its products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of its indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to its potential liability for indemnification relating to intellectual property.

      We have been granted, as of January 16, 2004, 749 U.S. and 148 foreign patents related to hard disk drive products and technologies, and have additional patent applications pending in the United States and certain foreign countries. We have patent protection on certain aspects of our technology and also rely on trade secret, copyright and trademark laws, as well as contractual provisions to protect our proprietary rights. There can be no assurance that our protective measures will be adequate to protect our proprietary rights; that others, including competitors with substantially greater resources, have not developed or will not independently develop or otherwise acquire equivalent or superior technology; or that we will not be required to obtain licenses requiring us to pay royalties to the extent that our products may use the intellectual property of others, including, without limitation, our products that may also be subject to patents owned or licensed by others. There can be no assurance that any patents will be issued pursuant to our current or future patent applications, or that patents issued pursuant to such applications or any patents we own or have license to use will not be invalidated, circumvented or challenged. In the case of products offered in rapidly emerging markets, such as consumer electronics, our competitors may file patents more rapidly or in greater numbers, resulting in the issuance of patents that may result in unexpected infringement assertions against us. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights.

      Litigation may be necessary to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of our proprietary rights or those of others. We could incur substantial costs in seeking enforcement of our issued or licensed patents against infringement or the unauthorized use of our trade secrets and proprietary know-how by others or in defending ourselves against claims of infringement by others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the laws of certain countries in which our products are manufactured and sold, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States, and there can be no assurance that such laws will be enforced in an effective manner. Any failure by us to enforce and protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations. We are subject to existing claims relating to our intellectual property which are costly to defend and may harm our business. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Performance.”

Employees

      As of December 27, 2003, we had 13,554 employees worldwide, including 1,663 in engineering, research and development; 334 in marketing, sales and customer technical support; 10,834 in manufacturing; 385 in operational support; and 338 in executive, general management and administration. As of December 27, 2003, we had 9,751 employees at our manufacturing facilities in Singapore, 1,388 employees at our manufacturing facilities in California and 179 employees at our foreign sales offices. None of our U.S. employees are currently represented by a labor organization. In May 1997, our Singapore subsidiary recognized a labor union, the United Workers of Electronics and Electrical Industries (“UWEEI”), and in November 1998, signed a three-year collective bargaining agreement with that union. Thereafter, in September 2001, our Singapore subsidiary concluded negotiations with the UWEEI and entered into a three year collective bargaining agreement. We believe that our employee relations are positive.

Executive Officers

      The following table lists the names, ages, positions and offices held by, and a brief account of the business experience of, each executive officer of the Company as of March 5, 2004. There are no family relationships between any director or executive officer of the Company. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Position with the Company

Paul J. Tufano	50	President, Chief Executive Officer
Robert L. Edwards	48	Executive Vice President, Chief Financial Officer
Dr. Pantelis S. Alexopoulos	54	Executive Vice President, Desktop Product Development and Chief Technology Officer
Michael D. Cordano	39	Executive Vice President, Worldwide Sales and Marketing
Phillip C. Duncan	53	Executive Vice President, Human Resources and Real Estate
K. H. Teh	50	Executive Vice President, Worldwide Manufacturing and Singapore Managing Director
Keyur Patel	39	Executive Vice President, Business Development and Strategy
Michael J. Wingert	43	Executive Vice President/ General Manager, Server Products Group
David L. Beaver	50	Senior Vice President, Worldwide Materials and Chief Procurement Officer
Misha Rozenberg	42	Senior Vice President, Worldwide Quality and Chief Quality Officer
Glenn H. Stevens	53	Senior Vice President, General Counsel and Secretary

      Paul J. Tufano has been our President and Chief Executive Officer and a member of the Company’s Board of Directors since February 2003. Mr. Tufano had been appointed Acting President and Chief Executive Officer in January 2003. Prior to that time, he served as our Executive Vice President and Chief Operating Officer from April 2001 and as Chief Financial Officer from July 1996. From November 1998 until his appointment as Chief Operating Officer, Mr. Tufano served as our Senior Vice President, Finance. From July 1996 until his appointment as Senior Vice President, Finance, Mr. Tufano served as our Vice President, Finance. From 1979 to 1996, Mr. Tufano held a variety of management positions at IBM, including Manager of Worldwide Logistics for IBM’s storage systems division, Manager of Plans and Controls for IBM’s Desktop and Mobile Storage products business unit, and Controller for IBM’s San Jose, California facility.

      Robert L. Edwards has been our Executive Vice President and Chief Financial Officer since September 2003. From 1998 to August 2003, Mr. Edwards was the Senior Vice President, Chief Financial Officer and

Chief Administrative Officer of Imation Corp., a data storage company. In addition, Mr. Edwards has more than 20 years of experience, serving in a variety of executive level positions in finance, business development and human resources for Santa Fe Pacific Corporation and its affiliates.

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

      Michael D. Cordano has been our Executive Vice President, Worldwide Sales and Marketing since August 2001. From August 1999 until August 2001, Mr. Cordano served as our Vice President, Worldwide Sales. From 1998 until August 1999, he held the position of Vice President, Global Sales. Prior to joining us in 1994, Mr. Cordano held various sales positions at Conner Peripherals, Inc., a disk drive company.

      Phillip C. Duncan has been our Executive Vice President, Human Resources and Real Estate since November 2001. From August 1996 until November 2001, Mr. Duncan served as our Vice President, Human Resources. From 1994 to 1996, he was Vice President, International Sales and Marketing and Human Resources of Berkeley Systems, a software company. From 1992 to 1994, he held senior human resources management positions at SyQuest, a storage company and from 1990 to 1992; he held similar positions at Cirrus Logic, a semiconductor company.

      Keyur Patel has been our Executive Vice President, Business Development and Strategy since August 2003. From May 2002 to January 2003 Mr. Patel was with Inktomi Corporation, a software company, where he had been the Senior Vice President and Chief Strategy Officer. From February 2000 to June 2002 he was with Brience Incorporated where he had been the Vice Chairman and Chief Strategy Officer. From November 1997 to February 2000 he was with KPMG Consulting Worldwide where he had been the Managing Partner and Chief Strategy Officer.

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

      Glenn H. Stevens has been our Vice President, General Counsel and Secretary since June 1994 and became a Senior Vice President in April 2001. From 1992 to 1994, Mr. Stevens had a private law practice. From 1979 to 1992, he held various positions within the legal department of US West, Inc., a telecommunications products and services provider, including Chief Counsel and Secretary for its research and development organization and Chief Intellectual Property Counsel for the family of US West companies.

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

Item 2.     Properties

      Our corporate headquarters, sales, marketing and advanced technology operations are located in a 806,000 square foot facility we lease in Milpitas, California. Of the 806,000 square feet, 427,000 support our ongoing operations and 379,000 remain vacant. Our lease with respect to 31,000 square feet that remains vacant will expire in March 2004. We lease a 221,000 square foot facility in San Jose, California and a 183,000 square foot facility in Fremont, California, which we use for research and manufacturing of disk drive media.

      We also lease 477,000 square feet of engineering and pilot production operations as well as administrative, marketing and materials facilities in Longmont, Colorado. The Longmont facilities lease has a 15-year term and is renewable for five years.

      We occupy 672,000 square feet in Shrewsbury, Massachusetts housing design and customer engineering, as well as advanced technology. Maxtor owns the Shrewsbury facility and a portion of that facility is currently subleased to tenants. We also own and sublease an 180,000 square foot facility in Louisville, Colorado. All of our other domestic facilities are leased.

      Operations outside of the United States primarily consists of two manufacturing plants in Singapore that produce subassemblies and final assemblies for the Company’s hard disk drive products. The manufacturing facilities are located in two owned buildings in Singapore totaling approximately 802,000 square feet, which are located on two parcels of leased land totaling approximately 560,000 square feet, with leases terminating in 2016 and 2018, both with an option to renew for 30 years. In March 2003, we began construction on a new approximately 800,000 square feet manufacturing facility in the Suzhou Industrial Park in Suzhou, China, which is expected to be completed in the second half of 2004.

      We also lease various sales and support facilities in Australia, Canada, the People’s Republic of China, France, Germany, Hong Kong, Ireland, Japan, the Republic of Korea, Russia, Scotland, Singapore, Switzerland, Taiwan, United Kingdom and the United States. The aggregate rent under all of our worldwide leases is currently $33.2 million per annum. There can be no assurance that we will be able to obtain additional space to accommodate our future needs or dispose of excess space as required on reasonable terms.

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

      The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, we cannot assure you we will be able to successfully defend ourselves against this or any other Papst lawsuit. Because the Papst complaints assert claims to an unspecified dollar amount of damages, and because we were at an early stage of discovery when the litigation was stayed, we are unable to determine the possible loss, if any, that we may incur as a result of an adverse judgment or a negotiated settlement with respect to the claims against us. We made an estimate of the potential liabilities, which might arise from the Papst claims against Quantum at the time of our acquisition of the Quantum HDD business. Our estimate will be revised as additional information becomes available. A favorable outcome for Papst in these lawsuits could result in the issuance of an injunction against us and our products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, we also could be required to pay treble damages and Papst’s attorney’s fees. The litigation could result in significant diversion of time by our technical personnel, as well as substantial expenditures for future legal fees. Accordingly, although we cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome favorable to Papst could have a material adverse effect on our business, financial condition and operating results. Management believes that it has valid defenses to the claims of Papst and is defending this matter vigorously.

      In addition to the Papst lawsuit, on June 13, 2002, we filed suit against Koninklijke Philips Electronics N.V. and several other Philips-related companies in the Superior Court of California, County of Santa Clara. On June 26, 2002, we filed a First Amended Complaint and on January 6, 2003, we filed a Second Amended Complaint. The lawsuit alleges that an integrated circuit chip supplied by Philips was defective and caused significant levels of failure of certain Quantum legacy products, which we acquired as part of our acquisition of the Quantum HDD business. Philips’ subsequent motions to dismiss were withdrawn or denied. Philips answered the complaint on March 13, 2003. On April 25, 2003, the Philips-related companies brought cross-complaints against a number of Sumitomo-related companies and a number of Amkor-related companies. Discovery is ongoing. A trial date has been set for May 3, 2004. In the lawsuit, we are claiming damages of at least $77 million, however, the results of litigation are inherently uncertain and we cannot assure you that we will achieve a favorable outcome.

      On December 30, 2003, an action was filed by MKE against us and Quantum alleging, among other things, MKE’s ownership of certain intellectual property we acquired in the acquisition of the Quantum HDD business. The action was filed in the United States District Court for the Northern District of California. On March 1, 2004, we filed an answer denying all material allegations and a motion to dismiss. MKE seeks damages, the return of the intellectual property, a constructive trust relating to profits from the use or license of the intellectual property, a declaratory judgment and injunctive relief. The results of any litigation are inherently uncertain. Although we cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome unfavorable to us could have a material adverse effect on our business, financial condition and operating results. Management believes that the lawsuit is without merit, that it has valid defenses to the claims of MKE, and plans to defend the matter vigorously.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 27, 2003.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange under the symbol “MXO.” The table below sets forth the range of quarterly high and low sales prices for our common stock as reported by the New York Stock Exchange. Our fiscal year end is the last Saturday of December, conforming to a 52/53-week year methodology.

	High	Low

Fiscal 2004 First Quarter (through March 4, 2004)	$12.40	$8.81
Fiscal 2003 Fourth Quarter	15.30	9.55
Fiscal 2003 Third Quarter	13.19	7.51
Fiscal 2003 Second Quarter	7.52	4.85
Fiscal 2003 First Quarter	6.72	5.02
Fiscal 2002 Fourth Quarter	6.16	1.77
Fiscal 2002 Third Quarter	5.95	2.61
Fiscal 2002 Second Quarter	7.58	3.95
Fiscal 2002 First Quarter	7.90	5.75

      As of March 4, 2004, there were approximately 1,291 stockholders of record of our common stock including The Depository Trust Company, which holds shares of Maxtor common stock on behalf of an indeterminate number of beneficial owners.

Dividend Policy

      We have never paid cash dividends on our stock and do not anticipate paying cash dividends in the foreseeable future.

Item 6.     Selected Consolidated Financial Information

      The following table presents the consolidated financial information for the periods indicated:

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	January 1,	December 30,	December 29,	December 28,	December 27,
	2000	2000	2001(1)	2002(2)	2003

	(In millions, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenue	$2,485.6	$2,690.9	$3,765.5	$3,779.5	$4,086.4
Cost of revenue	2,286.7	2,317.7	3,403.0	3,382.1	3,385.4

Gross profit	198.9	373.2	362.5	397.4	701.0

Operating expenses:
Research and development	189.0	211.8	411.2	401.0	354.0
Selling, general and administrative	90.2	99.7	232.0	148.5	131.7
Amortization of goodwill and other intangible assets	—	—	207.8	82.2	85.3
Purchased in-process research and development	—	—	95.2	—	—
Restructuring charge	—	—	—	9.5	—

Total operating expenses	279.2	311.5	946.2	641.2	571.0

Income (loss) from operations	(80.3)	61.7	(583.7)	(243.8)	130.0
Interest expense	(13.6)	(13.7)	(25.2)	(27.0)	(30.6)
Interest income	14.1	19.8	20.3	8.0	5.2
Other gain (loss)	45.6	6.3	(6.2)	4.4	(0.6)

Income (loss) from continuing operations before income taxes	(34.2)	74.1	(594.8)	(258.4)	104.0
Provision for income taxes	1.5	1.7	3.4	2.2	3.5

Income (loss) from continuing operations	(35.7)	72.4	(598.2)	(260.6)	100.5
Income (loss) from discontinued operations	$(14.4)	$(40.6)	$(48.2)	$(73.5)	$2.2

Net income (loss)	$(50.1)	$31.8	$(646.4)	$(334.1)	$102.7

Net income (loss) per share — basic Continuing operations	$(0.34)	$0.64	$(2.89)	$(1.09)	$0.41
Discontinued operations	$(0.14)	$(0.36)	$(0.23)	$(0.31)	$0.01

Total	$(0.48)	$0.28	$(3.12)	$(1.40)	$0.42

Net income (loss) per share — diluted
Continuing operations	$(0.34)	$0.61	$(2.89)	$(1.09)	$0.40
Discontinued operations	$(0.14)	$(0.34)	$(0.23)	$(0.31)	$0.01

Total	$(0.48)	$0.27	$(3.12)	$(1.40)	$0.41

Shares used in per share calculation (in thousands):
Basic	105,503	113,433	206,912	239,474	243,023

Diluted	105,503	119,116	206,912	239,474	251,136

Balance Sheet Data:
Total assets	$906.3	$1,024.9	$2,715.5	$2,360.8	$2,722.2
Total current liabilities	537.2	628.9	1,169.8	1,166.6	1,263.0
Long-term debt	113.8	92.3	244.5	206.3	355.8
Total stockholders’ equity	255.3	303.7	900.2	592.3	720.5

(1)	Includes operations of Quantum HDD since April 2, 2001 and of MMC since September 2, 2001. See note 12 of Notes to Consolidated Financial Statements.

(2)	Commencing in fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard included provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. As a result, the Company reclassified its existing acquired assembled workforce balance to goodwill, as it does not meet the separate recognition criterion according to SFAS 142. See note 5 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with Item 1: Business, Item 6: Selected Financial Information and Item 8: Consolidated Financial Statements and Supplementary Data.

      This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements. Examples of forward-looking statements in this report include statements regarding our expectations as to the market demand for our products, future operating results, capital expenditures, liquidity, completion of our manufacturing facility in China, the effect of our planned transition of manufacturing server products from MKE to our Singapore facility, our indemnification obligations, the results of litigation, amortization of other intangible assets and our relationships with vendors. In this report, the words “anticipates,” “believe,” “expect,” “intend,” “may,” “will,” “should,” “would,” “plan,” “estimate,” “predict,” “potential,” “future,” “continue,” or similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements, whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Performance” and elsewhere in this report.

Background

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

      On April 2, 2001, we acquired Quantum Corporation’s Hard Disk Drive Group (“Quantum HDD”). The primary reason for our acquisition of Quantum HDD was to create a stronger, more competitive company, with enhanced prospects for continued viability in the storage industry. For additional information regarding the Quantum HDD acquisition, see note 12 of the Notes to Consolidated Financial Statements.

      On September 2, 2001, we completed the acquisition of MMC Technology, Inc. (“MMC”), a wholly-owned subsidiary of Hynix. MMC, based in San Jose, California, designs, develops and manufactures media for hard disk drives. Prior to the acquisition, sales to Maxtor comprised 95% of MMC’s annual revenues. The primary reason for our acquisition of MMC was to provide us with a reliable source of supply of media. For additional information regarding the MMC acquisition, see note 12 of the Notes to Consolidated Financial Statements.

      On October 9, 2001, Hynix sold 23,329,843 shares of Maxtor common stock in a registered public offering. Maxtor did not receive any proceeds from Hynix’s sale of Maxtor stock to the public. In addition, at the same time and on the same terms as Hynix’s sale of Maxtor stock to the public, we repurchased 5.0 million shares from Hynix for an aggregate purchase price of $20.0 million. These repurchased shares are being held as treasury shares.

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

The shut down of the operations of our NSG business allowed us to focus on our core hard disk drive market and further reduce expenses. The NSG business was accounted for as a discontinued operation and therefore, results of operations and cash flows have been removed from our results of continuing operations for all periods presented in this report. For additional information regarding the NSG discontinued operations, see note 13 of the Notes to Consolidated Financial Statements.

      On May 7, 2003, we sold $230 million in aggregate principal amount of 6.8% convertible senior notes due in April 2010 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. For additional information regarding the convertible senior notes, see the discussion below under the heading “Liquidity and Capital Resources.”

Executive Overview

      Revenue increased 8.1% in 2003 from 2002 as a result of greater customer acceptance of our products, the completion of the transition to the 80 GB per platter areal density drives, increased demand across product lines and geographies, and increased sales to OEMs and retailers, partially offset by erosion of ASPs over the period. We experienced growth in our sales of our server hard disk drive, consumer electronics and personal storage products. Distribution revenue decreased as a percentage of revenue as a result of the competitive pricing environment experienced in the second half of 2003.

      Gross profit increased to 17.2% of 2003 revenue compared to 10.5% of 2002 revenue primarily as a result of the transition of manufacturing for a portion of our product line from MKE to our Singapore facility, improved manufacturing efficiencies, a more favorable product mix to higher margin drives and decreased warranty costs.

      Operating expenses decreased in both dollar amount and as a percentage of revenue from 2002 to 2003. R&D expenses decreased primarily due to more focused development effort on fewer products. SG&A expense decreased primarily due to reduced spending on facilities, advertising and services, partially offset by increases in compensation and other expense.

      Operating capital (defined as accounts receivable, other receivables and inventories less accounts payable) increased $168.7 million from December 28, 2002 to December 27, 2003, as a result of a larger percentage of sales occurring in the last month of the year, resulting in higher accounts receivable and days sales outstanding at the end of the year, and an increase in inventories due to a change in product mix and growth in our server products, partially offset by increased accounts payable associated with higher levels of inventory. Capital expenditures are expected to be in the range of $200 million to $250 million in 2004.

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

      We believe the following critical accounting policies represent our significant judgments and estimates used in the preparation of the company’s consolidated financial statements:

•	revenue recognition;

•	sales returns, other sales allowances and allowance for doubtful accounts;

•	valuation of intangibles, long-lived assets and goodwill;

•	warranty;

•	inventory reserves;

•	income taxes; and

•	restructuring liabilities, litigation and other contingencies.

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

      In recognizing revenue in any period, we apply the provisions of Staff Accounting Bulletin 104, “Revenue Recognition.”

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

      Sales to distributors and retailers (“resellers”) are subject to agreements allowing limited rights of return, price protection, sales incentive programs and advertising. These programs are generally related to a reseller’s level of sales, order size or point of sale activity. We provide for these programs as deductions from revenues at the time the revenue is recorded. These estimates are based primarily on estimated returns, future price erosion, customer sell-through levels and program participation. Such estimates are adjusted periodically to reflect our actual and anticipated experience.

      Product returns are estimated in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Resellers have limited rights of return which allow them to return a percentage of the prior quarter’s purchases. Accordingly, revenue is not recognized with respect to those shipments which management estimates will be returned. We believe that these estimates are reasonably accurate due to the short time period during which our resellers can return products, the limitations placed on their right to make returns, our long history of conducting business with resellers on a sell-in basis, the nature of our historical relationships with resellers and the weekly reporting procedures through which we monitor inventory levels at resellers and sales to end-users.

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

      We believe that these estimates are reasonably accurate due to the short time period during which our resellers can return products, the limitations placed on their right to make returns, our long history of conducting business with resellers on a sell-in basis, the nature of our historical relationships with resellers and the weekly reporting procedures through which we monitor inventory levels at resellers and sales to end-users. Nonetheless, material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates than our actual experience in the period. The provision for sales returns and other allowances amounted to $82.8 million as of December 27, 2003. Included in this amount are reserves for anticipated revenue programs required to sell through the channel inventory on hand at the end of the period. In general, this reserve is based upon a forecast of the anticipated pricing environment in the upcoming quarter. If we increase or decrease the incentive there will be an equivalent change in the reserve.

      Similarly, our management must make estimates of the collectibility of our accounts receivables. Management analyzes specific accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our allowance for doubtful accounts was $11.2 million as of December 27, 2003. If the actual outcome differs from our estimate, we would be required to record an additional allowance. Our allowance consists of specific and general reserves. The general reserve is approximately 63% of the total allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

Valuation of Intangibles, Long-Lived Assets and Goodwill

      We assess the impairment of identifiable intangibles, long-lived assets and goodwill annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

      When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure the potential impairment based on a projected cash flow method. We measure the carrying value of our goodwill based on the market multiple method.

      As required by SFAS 142, we completed our impairment analysis as of January 1, 2002, upon our adoption of SFAS 142, and our annual review as of December 27, 2003. We found no instances of impairment of our recorded goodwill on both dates and accordingly no impairment was recorded.

      Net intangible assets, long-lived assets, and goodwill amounted to $1,232.2 million as of December 27, 2003. Should an impairment be determined to have occurred, a change in the recorded goodwill would be required and this would have a material adverse effect on our results of operations.

Warranty

      We provide for the estimated cost of product warranties at the time revenue is recognized. We generally warrant our products for a period of one to five years. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We use proprietary statistical modeling software to help estimate the future failure rates by product. As new products are sold into the market, we must exercise considerable judgment in estimating the expected failure rates. This estimating process is based on historical experience of similar products as well as various other assumptions, such as design or assembly complexities, that are believed to be reasonable under the circumstances. We also apply the same estimating techniques to product warranty liabilities assumed from acquisitions. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required and could have a material adverse effect on our future results of operations.

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

Inventory Valuation

      We establish the value of our inventory at the lower of cost (computed on a first-in, first-out basis) or market. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand. Inventory reserves were 3% and 7% of the gross inventory balances for the years ended 2003 and 2002, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which could have a material adverse effect on our future results of operations.

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

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $377.8 million as of December 27, 2003, due to uncertainties related to our ability to utilize of our net deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could have a material adverse effect on our financial position and results of operations.

Restructuring Liabilities, Litigation and Other Contingencies

      We account for our restructuring liabilities in connection with a business combination in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” EITF 95-3 requires that we record an estimated liability if the estimated costs are not associated with or are not incurred to generate revenues of the combined entity after the consummation date and they meet certain criteria defined within EITF 95-3. We will account for our restructuring liabilities initiated after December 31, 2002 under SFAS 146, “Accounting for Costs Associated with Exist or Disposal Activities.” As of December 27, 2003, we have not recorded any restructuring liabilities under SFAS 146. We accounted for restructuring liabilities initiated in 2002 in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which requires us to record the liability resulting from estimated costs that are not associated with or do not benefit activities that will be continued. We account for litigation and contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While we believe that our accruals for these matters are adequate, if the actual losses from loss contingencies or restructuring liabilities are significantly different than the estimated loss, our results of operations may be materially affected.

Results of Operation

      The following table sets forth consolidated statement of operations data for the three years ended December 29, 2001, December 28, 2002 and December 27, 2003, respectively, and the percent of revenue represented by the various items reported.

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	(In millions)
Consolidated Statement of Operations Data:
Revenue	$3,765.5	$3,779.5	$4,086.4
Cost of revenue	3,403.0	3,382.1	3,385.4

Gross profit	362.5	397.4	701.0

Operating expenses:
Research and development	411.2	401.0	354.0
Selling, general and administrative	232.0	148.5	131.7
Amortization of goodwill and other intangible assets	207.8	82.2	85.3
Purchased in-process research and development	95.2	—	—
Restructuring charge	—	9.5	—

Total operating expenses	946.2	641.2	571.0

Income (loss) from operations	(583.7)	(243.8)	130.0
Interest expense	(25.2)	(27.0)	(30.6)
Interest income	20.3	8.0	5.2
Other gain (loss)	(6.2)	4.4	(0.6)

Income (loss) from continuing operations before income taxes	(594.8)	(258.4)	104.0
Provision for income taxes	3.4	2.2	3.5

Income (loss) from continuing operations	(598.2)	(260.6)	100.5
Income (loss) from discontinued operations	(48.2)	(73.5)	2.2

Net income (loss)	$(646.4)	$(334.1)	$102.7

	December 29,	December 28,	December 27,
	2001	2002	2003

As a Percentage of Revenue:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	90.4	89.5	82.8

Gross profit	9.6	10.5	17.2

Operating expenses:
Research and development	10.9	10.6	8.7
Selling, general and administrative	6.2	3.9	3.2
Amortization of goodwill and other intangible assets	5.5	2.2	2.1
Purchased in-process research and development	2.5	—	—
Restructuring charge	—	0.3	—

Total operating expenses	25.1	17.0	14.0
Income (loss) from operations	(15.5)	(6.5)	3.2
Interest expense	(0.7)	(0.7)	(0.7)
Interest income	0.5	0.2	0.1
Other gain (loss)	(0.2)	0.1	0.0

Income (loss) from continuing operations before income taxes	(15.8)	(6.8)	2.5
Provision for income taxes	0.1	0.1	0.1

Income (loss) from continuing operations	(15.9)	(6.9)	2.5
Income (loss) from discontinued operations	(1.3)	(1.9)	0.1

Net income (loss)	(17.2)%	(8.8)%	2.5%

Fiscal Year 2003 Compared With Fiscal Year 2002

      Revenues. Revenue for the twelve months ended December 27, 2003 was $4,086.4 million, which was $306.9 million, or 8.1% higher as compared to the twelve months ended December 28, 2002. Total shipments for the twelve months ended December 27, 2003 were 55.2 million units, which was 3.9 million units or 7.6% higher as compared to the twelve months ended December 28, 2002. Total shipments and revenue increased during the twelve months ended December 27, 2003 as a result of greater customer acceptance of our products, the completion of our transition to the 80GB per platter areal density hard disk drive and increased market demand for hard disk drives, partially offset by erosion of average selling prices over the period. We continued to increase our average capacity shipped and to increase sales of our server hard disk drive, consumer electronics and personal storage products.

      Revenue from sales to original equipment manufacturers (“OEMs”) represented 50.5% of revenue in the twelve months ended December 27, 2003, compared to 48.0% of revenue in the corresponding period in fiscal year 2002. This increase was the result of greater customer acceptance of our products, our transition to the 80GB per platter areal density hard disk drive and continued growth in sales of our server products.

      Revenue from sales to the distribution channel and retail customers in the twelve months ended December 27, 2003 represented 49.5% of revenue compared to 52.0% of revenue in the corresponding period in fiscal 2002. Sales to distribution customers decreased to 41.8% of revenue in the twelve months ended December 27, 2003 from 47.2% for the corresponding period in fiscal 2002. Distribution revenue decreased as a percentage of revenue during the twelve months ended December 27, 2003 primarily as a result of the competitive pricing environment experienced in the second half of 2003 and a shift in mix to server and consumer electronics OEM channel sales. Sales to retail customers increased to 7.7% in the twelve months ended December 27, 2003 compared to 4.9% for the corresponding period in fiscal 2002. The increase was due to growth in the sales of our 80GB per platter areal density hard disk drive and personal storage products driven by sales of Maxtor OneTouch and the expansion of our presence in Europe and Japan.

      Domestic revenue in the twelve months ended December 27, 2003 represented 36.0% of total sales compared to 37.0% of total sales in the corresponding period in fiscal year 2002. Domestic revenue decreased as a percentage of total revenue in the twelve months ended December 27, 2003 as a result of the increase in international revenue as a percentage of total revenue. In absolute dollars, domestic revenue increased 5.2%. This increase was driven by the continued growth in the sales of our server and personal storage products.

      International revenue in the twelve months ended December 27, 2003 represented 64.0% of total sales compared to 63.0% in the corresponding period in fiscal year 2002. Domestic revenue consists of United States and Latin America sales. In absolute dollars, international revenue increased 9.9%. The increase was driven by our transition to the 80 GB per platter areal density hard disk drive and continued growth of our server and personal storage products.

      Sales to Europe, Middle East and Africa in the twelve months ended December 27, 2003 and December 28, 2002 represented 33.1% and 32.6% of total revenue, respectively. In absolute dollars, Europe, Middle East and Africa sales in the twelve months ended December 27, 2003 increased 10.0% compared to the corresponding period in fiscal year 2002. The increase in sales was the result of the growth of our retail and distribution channels. The growth was driven by the success of our personal storage and server products as well as increased acceptance of our 80GB per platter areal density hard disk drive.

      Sales to Asia Pacific and Japan in the twelve months ended December 27, 2003 and December 28, 2002 represented 30.9 % and 30.4% of total revenue, respectively. In absolute dollars, Asia Pacific and Japan sales in the twelve months ended December 27, 2003 increased 9.8% compared to the corresponding period in fiscal year 2002. The increase in sales was the result of the growth of our retail and OEM channels. The growth was driven by the success of our personal storage and server products as well as increased acceptance of our 80GB per platter areal density hard disk drive.

      Sales to the top five customers represented 38.9% and 31.8% of revenue in fiscal years 2003 and 2002, respectively. Sales to one customer were 11.0% and 11.5% of revenue in fiscal years 2003 and 2002; only one customer represented more than 10% of our sales in those years.

      Cost of Revenues; Gross Profit. Gross profit increased to $701.1 million in the twelve months ended December 27, 2003, compared to $397.4 million for the corresponding twelve months in fiscal year 2002. As a percentage of revenue, gross profit increased to 17.2% in the twelve months ended December 27, 2003 from 10.5% in the corresponding twelve months of fiscal year 2002. The increase in gross profit, both as a percentage of revenue and actual dollars during the twelve months ended December 27, 2003, was due to the transition of a portion of our product line from MKE to our Singapore manufacturing facilities, improved manufacturing efficiencies on the 80GB per platter areal density hard disk drive and decreased warranty costs primarily due to warranty expirations. These efficiencies resulted in reduced costs associated with drive components, improved factory utilization and a more favorable product mix to higher margin drives. Our cost of revenues includes depreciation and amortization of property, plant and equipment.

Operating Expenses

      Research and Development Expense. Research and development (“R&D”) expense in fiscal year 2003 was $354.0 million, or 8.7% of revenue, compared to $401.0 million, or 10.6% of revenue, in fiscal year 2002. R&D expenses decreased by $47.0 million, or 11.7% for fiscal year 2003 compared with fiscal 2002. The decrease in R&D expenses was primarily due to a more focused development effort on fewer products, that resulted in less expense for development parts, services and related expenses of $24.2 million, reduced compensation and related expenses of $12.6 million associated with reductions in force in 2002 and other expenses of $10.2 million.

      Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expense in fiscal year 2003 was $131.7 million or 3.2% of revenue, compared to $148.5 million, or 3.9% of revenue, in fiscal year 2002. SG&A expensed decreased by $16.8 million, or 11.3% for fiscal year 2003 compared to fiscal

2002. The decrease in SG&A was primarily due to reduced spending on facilities, advertising and services of $13.6 million and other expenses of $7.1 million. The decrease was offset by an increase of $3.9 million in compensation and related expenses.

     Restructuring Charge

      During the year ended December 28, 2002, we recorded a restructuring charge of $9.5 million associated with closure of one of our facilities located in California. The amount comprised $8.9 million of future non-cancelable lease payments, which are expected to be paid over several years based on the underlying lease agreement and the write-off of $0.6 million in leasehold improvements. The restructuring accrual is included on the balance sheet within accrued and other liabilities with the balance of $7.4 million after cash payments of $1.5 million in fiscal year 2003.

     Stock-based Compensation

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

      Included in cost of revenue, SG&A expense and R&D expense are charges for amortization of stock-based compensation resulting from both Maxtor options and options we issued to Quantum employees who joined Maxtor in connection with the merger on April 2, 2001. Stock-based compensation charges were as follows:

	Years Ended

	December 28,	December 27,
	2002	2003

	(In millions)
Cost of revenue	$0.3	$—
Research and development	2.4	0.7
Selling, general and administrative	1.5	0.2

Total stock-based compensation expense	$4.2	$0.9

      In addition, Quantum Corporation issued restricted Quantum DSS shares to Quantum employees who joined Maxtor in connection with the merger in exchange for the fair value of Quantum DSS options held by such employees. A portion of the acquisition purchase price has been allocated to this deferred compensation, recorded as prepaid expense, and is amortized to expenses over the vesting period as the vesting of the shares are subject to continued employment with Maxtor. Amortization for the years ended December 28, 2002 and December 27, 2003 were as follows:

	Years Ended

	December 28,	December 27,
	2002	2003

	(In millions)
Cost of revenue	$0.3	$—
Research and development	2.8	—
Selling, general and administrative	1.0	—

Total amortization related to DSS restricted shares	$4.1	$—

      Amortization of Goodwill and Other Intangible Assets. Amortization of other intangible assets represents the amortization of customer list and other current products and technology, arising from our acquisitions of the Quantum HDD business in April 2001 and MMC in September 2001. The net book value of these intangibles at December 27, 2003 was $61.6 million. Amortization of other intangible assets was $85.3 million for the year ended December 27, 2003, compared to $82.2 million in the corresponding period in fiscal year 2002.

      On December 30, 2001, the Company adopted SFAS 142, which requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In compliance with SFAS 142, we reclassified $31.1 million, net of accumulated amortization, in workforce assets to goodwill and we ceased amortizing the resulting net goodwill balance of $846.0 million. Accordingly, there are no charges for the amortization of goodwill in 2002 or thereafter. Subsequent to the decision to shut down the manufacture and sales of NSG products, the Company wrote off goodwill related to the NSG operations of $32.3 million. As of December 27, 2003, goodwill amounted to $814.0 million.

      As required by SFAS 142, we completed our impairment analysis as of January 1, 2002, upon our adoption of SFAS 142, as of December 27, 2003 for the purpose of the annual review. We found no instances of impairment of our recorded goodwill on both dates and accordingly no impairment was recorded.

      The net book value of goodwill will be reviewed for impairment annually and whenever there is indication that the value of the goodwill may be impaired. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.

      Amortization of other intangible assets is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on intangible assets to be $36.0 million in fiscal 2004, $20.2 million in fiscal 2005, and $5.4 million in fiscal 2006, at which time the intangible assets will be fully amortized.

      Interest Expense. Interest expense was $30.6 million and $27.0 million in fiscal years 2003 and 2002, respectively, or an increase of 13.3%. The increase was primarily due to the $230 million convertible notes issued in May 2003. This increase was offset by the repayment of the Quantum 7% convertible bond and the decrease of capital lease balances.

      As of December 27, 2003 and December 28, 2002, short-term borrowings were $77.0 million and $41.0 million, respectively, and long-term indebtedness outstanding was $355.8 million and $206.3 million, respectively.

      Interest Income. Interest income was $5.2 million and $8.0 million in fiscal years 2003 and 2002, respectively. The decrease resulted primarily from reduced interest income from our investment portfolios as a result of lower short-term interest rates offset by the increase in our cash and cash equivalent balance.

      Other Gain (Loss). Other gain (loss) was $(0.6) million in 2003 as compared to $4.4 million in 2002. The loss in 2003 was due to a $1.0 million loss on redemption of the pro rata portion of Quantum Corporation’s bonds offset by a $0.2 million gain in retirement of other bonds, a gain of $0.1 million from investments and a $0.1 million in other income. The gain in 2002 was due to the retirement of bonds and sale of investments.

      Provision for Income Taxes. During 2003 and 2002, we recorded income tax provisions of $3.5 million and $2.2 million, respectively. The provision for income taxes consists primarily of state and foreign taxes. Due to our net operating losses (“NOL”), NOL carry-forwards and favorable tax status in Singapore and Switzerland, we have not incurred any significant foreign, U.S. federal, state or local income taxes for the current or prior fiscal periods. We have not recorded a tax benefit associated with our loss carry-forward because of the uncertainty of realization.

      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s acquisition of Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the Company’s acquisition of Quantum HDD, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We must also indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods before our acquisition of Quantum HDD, limited in the aggregate to $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross-up payment. Although we expect to be required to make indemnification payments in future periods, we are unable to determine significantly in advance the amount and timing of such payments. Management believes that, based on the facts available at this time, the likelihood that our aggregate indemnification obligations will exceed $142.0 million is remote. As of December 27, 2003, the Company has reimbursed $6.4 million to Quantum Corporation leaving a balance of $135.6 million on the original indemnity, prior to any sharing of tax liability with Quantum.

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

      Loss from Discontinued Operations. On August 15, 2002, we announced our decision to shut down our Network Systems Group (“NSG”) and cease the manufacturing and sale of our MaxAttach™ branded network attached storage products (“NSG”). The discontinuance of our NSG operations represents the disposal of a component of an entity as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, our financial statements have been presented to reflect NSG as a discontinued operations for all periods presented. Our liabilities (no remaining assets) have been segregated from continuing operations in the accompanying consolidated balance sheet as of December 28, 2002 and our operating results have been segregated and reported as discontinued operations in the accompanying consolidated statement of operations.

      Operating results of the NSG discontinued operations for years ended December 28, 2002 and December 27, 2003 are as follows (in millions):

	Years Ended

	December 28,	December 27,
	2002	2003

Revenue from discontinued operations	$20.4	$—
Gain (loss) from discontinued operations	$(73.5)	$2.2

      The loss in 2002 was due primarily to the inclusion of the following charges upon the decision to shut down the NSG operations (in millions):

Personnel related	$13.0
Goodwill and other intangibles write-offs	$32.5
Non-cancelable purchase commitments	$4.2

      Income from discontinued operations of $2.2 million for the year ended December 27, 2003 reflects the net impact of the favorable resolution of contingencies.

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

      Revenue did not increase at the same rate compared to unit shipments in 2002. This was primarily the result of the decline in average selling prices in the first three fiscal quarters of 2002 due to pricing pressures in the desktop computer market. We have historically experienced seasonal fluctuation in sales volume with a decline typically occurring in the first half of the year.

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

      Domestic revenue represented 37.0% and 42.0% of total sales in fiscal year 2002 and 2001, respectively. Domestic revenue consists of United States and Latin America sales. International revenue represented 63.0% and 58.0% of total sales in fiscal year 2002 and 2001, respectively. Our revenue from international sales increased primarily due to our acquisition of the Quantum HDD business and the growth of non-branded PC customers’ market share of overall current desktop PC market and our effort to accommodate this growth. Sales to Europe, Middle East and Africa represented 32.6% and 28.7% of total revenue for fiscal years 2002 and 2001, respectively. In absolute terms, Europe sales increased 13.8% compared to the corresponding period in 2001. Sales to Asia Pacific and Japan represented 30.4% and 24.3% of total revenue for fiscal years 2002 and 2001, respectively. Sales to Asia Pacific increased in absolute dollars by 13.3% from fiscal year 2002 to fiscal year 2001. The increase in absolute dollars and as a percentage of total revenue represented by sales in Europe and Asia Pacific were primarily due to the growth in sales to non-branded PC customers who are primarily located outside of the United States and Canada.

      Cost of Revenues; Gross Profit. Gross profit increased to $397.4 million in fiscal year 2002 from $362.5 million in fiscal year 2001. Gross profit as a percentage of revenue increased to 10.5% in fiscal year 2002 from 9.6% in fiscal year 2001 as a result of the benefits from our manufacturing transition of our desktop products to our Singapore facility by the end of our third quarter of 2002 and improved yields on our new higher density drives in the fourth quarter of 2002. Our cost of revenues includes depreciation and amortization of property, plant and equipment.

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

      The following table summarizes the effect of these merger-related charges:

	Years Ended

	December 29,	December 28,
	2001	2002

	(In millions)
Stock-based compensation expense	$(2.0)	$(1.8)
Amortization related to DSS restricted shares	$(25.0)	$(2.8)
Costs of transitional services and non-recurring merger-related expenses	$(10.1)	$—

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

      As a result of the Quantum HDD acquisition, SG&A expense includes stock compensation charges of $0.6 million and $0.7 million in fiscal years 2002 and 2001, respectively, resulting from options we issued to Quantum employees who joined Maxtor in connection with the merger on April 2, 2001. Additionally, SG&A expense in fiscal year 2002 and 2001 includes $1.0 million and $8.9 million, respectively, of stock compensation amortization for Quantum DSS shares issued to Quantum employees who joined Maxtor in connection with the merger.

      The following table summarizes the effect of these merger-related charges:

	Years Ended

	December 29,	December 28,
	2001	2002

	(In millions)
Stock compensation expense	$(0.7)	$(0.6)
Amortization related to DSS restricted shares	$(8.9)	$(1.0)
Costs of transitional services and non-recurring merger-related expenses	$(69.8)	$—

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

      Included in cost of revenue, SG&A expense and R&D expense are charges for amortization of stock-based compensation resulting from both Maxtor options and options we issued to Quantum employees who joined Maxtor in connection with the merger on April 2, 2001. Stock-based compensation charges were as follows:

	Years Ended

	December 29,	December 28,
	2001	2002

	(In millions)
Cost of revenue	$0.5	$0.3
Research and development	2.9	2.4
Selling, general and administrative	2.7	1.5

Total stock-based compensation expense	$6.1	$4.2

      In addition, Quantum Corporation issued restricted Quantum DSS shares to Quantum employees who joined Maxtor in connection with the merger in exchange for the fair value of Quantum DSS options held by such employees. A portion of the acquisition purchase price has been allocated to this deferred compensation, recorded as prepaid expense, and is amortized to expenses over the vesting period as the vesting of the shares are subject to continued employment with Maxtor. Amortization as of December 29, 2001 and December 28, 2002 were as follows:

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

      On December 30, 2001, the Company adopted SFAS 142, which requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In compliance with SFAS 142, we reclassified $31.1 million, net of accumulated amortization, in workforce assets to goodwill and we ceased amortizing the resulting net goodwill balance of $846.0 million. Accordingly, there are no charges for the amortization of goodwill in 2002 or thereafter. Subsequent to the decision to shut down the manufacture and sales of NSG products, the Company wrote off goodwill related to the NSG operations of $32.3 million. As of December 28, 2002, goodwill amounted to $814.0 million.

      As required by SFAS 142, we completed our impairment analysis as of January 1, 2002, upon our adoption of SFAS 142, and as of December 28, 2002 for the purpose of the annual review. We found no instances of impairment of our recorded goodwill on both dates and accordingly no impairment was recorded.

      The net book value of goodwill will be reviewed for impairment annually and whenever there is indication that the value of the goodwill may be impaired. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.

      Amortization of other intangible assets is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on intangible assets to be

$36.0 million in fiscal 2004, $20.2 million in fiscal 2005, and $5.4 million in fiscal 2006, at which time the intangible assets will be fully amortized.

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

      Interest Income. Interest income was $8.0 million and $20.3 million in fiscal years 2002 and 2001, respectively. The decrease is primarily due to the decrease in investments.

      Total cash and cash equivalents, restricted cash and marketable securities were $450.7 million as of December 28, 2002 compared to $645.8 million as of December 29, 2001.

      Other Gain (Loss). Other gain (loss) was $4.4 million in 2002 as compared to ($6.2) million in 2001. The gain in 2002 was primarily due to the retirement of bonds of $2.8 million and $2.3 million from investment portfolios offset by $0.7 million in other income. During fiscal year 2001, in accordance with our investment policy, we recorded a loss of $(6.2) million on an investment, primarily due to a $6.7 million write-off of a Quantum HDD acquired investment in a high-tech start-up company; a net loss of $1.3 million impairment charge in other fixed income portfolio investments; offset by a gain on sale investments of $0.5 million and retirement of bonds of $1.3 million.

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

      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s acquisition of Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the split-off, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We must also indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods before the split-off, limited in the aggregate to $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross-up payment. Management has determined that, based on the facts available at this time, the likelihood that the payment will exceed $142.0 million is remote. As of December 28, 2002, the Company had reimbursed $3.5 million to Quantum Corporation leaving a balance of $138.5 million on the original indemnity, prior to any sharing of tax liability with Quantum.

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

      Loss from Discontinued Operations. On August 15, 2002, we announced our decision to shut down the manufacturing and sales of our MaxAttachTM branded network attached storage products (“NSG”). The discontinuance of our NSG operations represents the disposal of a component of an entity as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-

Lived Assets.” Accordingly, our financial statements have been presented to reflect NSG as a discontinued operations for all periods presented. Our liabilities (no remaining assets) have been segregated from continuing operations in the accompanying consolidated balance sheet as of December 28, 2002 and our operating results have been segregated and reported as discontinued operations in the accompanying consolidated statement of operations.

      Operating results of the NSG discontinued operations for years ended December 29, 2001 and December 28, 2002 are as follows (in millions):

	December 29,	December 28,
	2001	2002

Revenue from discontinued operations	$31.5	$20.4
Loss from discontinued operations	$(48.2)	$(73.5)

      The increase in loss in 2002 was due to the inclusion of the following charges upon the decision to shut down the NSG operations (in millions):

Personnel related	$13.0
Goodwill and other intangibles write-offs	$32.5
Non-cancelable purchase commitments	$4.2

Liquidity and Capital Resources

      At December 27, 2003, we had $530.8 million in cash and cash equivalents, $37.2 million in restricted cash $44.6 million in marketable securities and $42.3 million in restricted marketable securities for a combined total of $654.9 million. In comparison, at December 28, 2002, we had $306.4 million in cash and cash equivalents, $56.7 million in restricted cash and $87.5 million in marketable securities, for a combined total of $450.7 million. The restricted cash and restricted marketable securities balance amounts are pledged as collateral for certain stand-by letters of credit issued by commercial banks.

      Cash provided by operating activities was $152.1 million in the twelve months ended December 27, 2003. This comprised $347.3 million in net income net of non-cash items, offset by an increase in operating capital (defined as accounts receivables, other receivables and inventories less accounts payables) of $168.7 million, a decrease in other assets and liabilities of $18.6 million and cash used in discontinued operations of $7.9 million.

      The increase in operating capital during the twelve months ended December 27, 2003 was a result of the following factors: a larger percentage of sales occurring in the last month of fourth quarter 2003 as compared to the fourth quarter 2002, resulting in higher accounts receivable and days sales outstanding at the end of 2003 compared to 2002, and an increase in inventories principally from the change in product mix to higher margin drives and growth in our server products, partially offset by increases in accounts payable associated with the higher level of inventory.

      Cash used in investing activities was $112.9 million for the twelve months ended December 27, 2003, primarily reflecting investments in property, plant and equipment (net of proceeds) of $131.5 million and purchases (net of sales) of marketable securities of $1.0 million, partially offset by a decrease in restricted cash of $19.6 million.

      Cash provided by financing activities was $185.1 million for the twelve months ended December 27, 2003. This increase in cash is primarily due to net proceeds of $259.4 million from the issuance of $223.8 million of 6.8% convertible senior notes due 2010, $20.6 million from the funding of the second Economic Development Board of Singapore loan in September 2003 $15.0 million related to and the funding of the Suzhou, China manufacturing facility loan in October 2003, a $47.8 million increase in short-term debt from our receivable-backed borrowing arrangement and net proceeds of $61.1 million from the issuance of common stock through the Company’s employee stock purchase plan and stock option exercises, partially offset by a repurchase of common stock of $44.9 million associated with the issuance of the 6.8% convertible senior notes due 2010,

$95.8 million reimbursement for the Quantum 7.0% convertible bond and amortization of our equipment loans and capital lease obligations of $42.5 million.

      We believe that our existing cash and cash equivalents, short-term investment and capital resources, together with cash generated from operations and available borrowing capacity will be sufficient to fund our operations through at least the next twelve months. We have availability of $118 million with the Bank of China to fund our expansion into China as of December 27, 2003. We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and to invest in property, plant and equipment. During 2004, capital expenditures are expected to be in the range of $200 million to $250 million, primarily used for manufacturing expansion and upgrades, product development, and updating our information technology systems. If we need additional capital, there can be no assurance that such additional financing can be obtained, or that it will be available on satisfactory terms. See discussion below under the heading “Certain Factors Affecting Future Performance.” Our ability to generate cash will depend on, among other things, demand in the hard disk drive market and pricing conditions. We have a net deferred tax liability amounting to $196.4 million, which could become payable upon repatriation of the earnings invested abroad.

Contractual Obligations

      Payments due under known contractual obligations as of December 27, 2003 are reflected in the following table (in thousands):

					More than
		Less than		3-5 Years	5 Years
	Total	1 Year	1-3 Years	(1)(3)	(1)(2)(3)

Long-term Debt	$412,654	$62,915	$54,451	$21,561	$273,727
Capital Lease Obligations	20,192	14,122	6,070	—	—
Operating Leases(4)	308,825	35,550	63,431	61,948	147,896
Purchase Obligations(5)	723,223	699,778	11,323	12,122	—
Other Long-term Liabilities Reflected on the Company’s Balance Sheet under GAAP(6)	390	340	50	—	—
Total	$1,465,284	$812,705	$135,325	$95,631	$421,623

(1)	Does not include $103 million which may be borrowed under a facility in a U.S.-dollar-denominated loan, to be secured by our facilities in Suzhou, China, drawable until April 2007, and repayable in eight semi-annual installments commencing October 2007; the borrowings under this facility will bear interest at LIBOR plus 50 basis points (subject to adjustment to 60 basis points).

(2)	Includes $15 million of the $30 million which may be borrowed under a facility in a U.S.-dollar-denominated loan to be secured by our facilities in Suzhou, China, drawable until April 2007, and repayable in April 2013; the borrowing under this facility will bear interest at LIBOR plus 50 basis points (subject to adjustment to 60 basis points).

(3)	Does not include $67 million which we are obligated to contribute to our China subsidiary to allow drawdowns under the facilities described under footnotes (1) and (2).

(4)	Includes future minimum annual rental commitments, including amounts accrued as restructuring liabilities as of December 27, 2003.

(5)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. The expected timing of payment of the obligations set forth above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

(6)	Excludes operating leases accrued as restructuring liabilities as of December 27, 2003. We have also excluded $135.6 million relating to our tax sharing indemnification agreement with Quantum Corporation as the time period within which the obligations may become due and owing is not specified.

      We have agreed to invest $200 million over the next five years to establish a manufacturing facility in Suzhou, China, and we have secured credit lines with the Bank of China for up to $133 million to be used for the construction and working capital requirements of this operation. The remainder of our commitment will be satisfied primarily with the transfer of manufacturing assets from Singapore or from our other manufacturing sites. In October 2003, Maxtor Technology Suzhou (“MTS”) drew down $15 million on this line. MTS is required to maintain a liability to assets ratio as detailed in the line of credit agreement starting in fiscal 2004.

      On May 7, 2003, we sold $230 million in aggregate principal amount of 6.8% convertible senior notes due 2010 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at a rate of 6.8% per annum and are convertible into our common stock at a conversion rate of 81.5494 shares per $1,000 principal amount of the notes, or an aggregate of 18,756,362 shares, subject to adjustment in certain circumstances (equal to an initial conversion price of $12.2625 per share). The initial conversion price represents a 125% premium over the closing price of our common stock on May 1, 2003, which was $5.45 per share. The notes have been registered with the SEC.

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

      In connection with our acquisition of the Quantum HDD business, we agreed to indemnify Quantum for the Quantum HDD pro rata portion of Quantum’s outstanding $287.5 million 7.0% convertible subordinated notes due August 1, 2004, and the principal amount of $95.8 million had been included in our long-term debt. On August 21, 2003, Quantum redeemed these notes at a redemption price equal to 101% of the face amount plus accrued interest and we reimbursed $97.2 million to Quantum Corporation as payment in full for our obligations related to the $95.8 million representing Quantum HDD’s pro rata portion of such notes. Accordingly, we recognized a $1.0 million loss as a result of the early redemption of the notes which is included in other gain (loss) caption of the income statement.

      On May 9, 2003, we entered into a two-year receivable-backed borrowing arrangement of up to $100 million with certain financial institutions. In the arrangement we use a special purpose subsidiary to purchase and hold all of our U.S. and Canadian accounts receivable. This special purpose subsidiary may borrow up to $100 million collateralized by the U.S. and Canadian accounts receivable. The special purpose subsidiary is consolidated for financial reporting purposes. The transactions under the arrangement are accounted for as secured borrowing and accounts receivables, and the related short-term borrowings remain on our consolidated balance sheet. As of December 27, 2003, we had borrowed $50.0 million under the arrangement, which had been reported as short-term borrowings in our consolidated financial statements. The average interest rate of the loans outstanding under this agreement is 6.0%. As of December 27, 2003, $245.9 million of U.S. and Canadian receivables were pledged under the Company’s receivable-backed borrowing arrangement. The arrangement requires the Company to comply with operational and financial covenants, including a liquidity covenant and a test of operating income (loss) before depreciation and amortization to long-term debt, and certain tests relating to the quality and nature of the receivables, including a dilution to liquidation ratio, comparing reductions to the invoiced amounts of receivables to actual collections in a designated period, and to maintain a shadow rating for the arrangement from a credit rating agency. As of December 27, 2003, the Company was in compliance with these requirements; however, as of March 9, 2004 the dilution to liquidation ratio for this facility exceeded the agreed upon threshhold. The lenders under the facility have agreed to forbear from exercising remedies for noncompliance with this ratio until March 31, 2004 and in return, we have agreed to apply all collections of receivables to the repayment of the outstanding facility until repaid in full, which we expect will occur by the same date. During this period we will continue to transfer our receivables to the special purpose subsidiary, but will not have access to collections on those receivables until the facility is repaid in full. We do not expect any material adverse impact on our liquidity as a result of the unavailability of the facility. We currently expect to replace the facility on substantially similar terms, but we do not expect any material adverse impact on our liquidity if such a facility is unavailable on terms acceptable to us. We do not believe that the fact that we exceeded the agreed upon threshhold for the dilution to liquidation ratio is indicative of any negative trend regarding our business.

      In September 2003, Maxtor Peripherals (S) Pte Ltd. entered into a second four-year 52 million Singapore dollar loan agreement with the Economic Development Board of Singapore (the “Board”) which is amortized in seven equal semi-annual installments ending December 2007. As of December 27, 2003, the balance was 35.5 million Singapore dollars, equivalent to $20.8 million. The Board charges interest at 4.25%. This loan is supported by a guaranty from a bank. Cash is currently provided as collateral for this guaranty; however, we may at our option substitute other assets as security.

New Accounting Standards

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Certain provisions of FIN 46 were deferred until the period ending after March 15, 2004. The adoption of FIN 46 for provisions effective during 2003 did not have a material impact on the Company’s financial position, cash flows or results of operations.

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

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for

Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company’s financial position, cash flows or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial position, cash flows or results of operations.

SUPPLEMENTAL FINANCIAL INFORMATION

Unaudited Quarterly Results of Operations

	Three Months Ended

	March 30,	June 29,	September 28,	December 28,	March 29,	June 28,	September 27,	December 27,
	2002	2002	2002	2002	2003	2003	2003	2003

	(In thousands, except share and per share amounts)
Revenue	$1,036,100	$885,350	$819,716	$1,038,348	$938,889	$910,903	$1,065,531	$1,171,120
Gross profit	113,766	59,390	57,529	166,730	171,847	149,246	182,425	197,535
Income (loss) from continuing operations	(55,377)	(103,303)	(105,470)	3,584	27,408	6,196	29,887	36,969
Income (loss) from discontinued operations	(9,661)	(5,699)	(58,141)	—	—	—	—	2,211

Net income (loss)	$(65,038)	$(109,002)	$(163,611)	$3,584	$27,408	$6,196	$29,887	$39,180

Net income (loss) per share — basic Continuing operations	$(0.23)	$(0.43)	$(0.44)	$0.01	$0.11	$0.03	$0.12	$0.15
Discontinued operations	(0.04)	(0.03)	(0.24)	—	—	—	—	0.01

Total	$(0.27)	$(0.46)	$(0.68)	$0.01	$0.11	$0.03	$0.12	$0.16

Net income (loss) per share — diluted Continuing operations	$(0.23)	$(0.43)	$(0.44)	$0.01	$0.11	$0.03	$0.12	$0.14
Discontinued operations	(0.04)	(0.03)	(0.24)	—	—	—	—	0.01

Total	$(0.27)	$(0.46)	$(0.68)	$0.01	$0.11	$0.03	$0.12	$0.15

Shares used in per share calculation:
Basic	236,956,653	238,803,423	240,177,574	241,344,157	243,634,139	241,120,075	241,618,320	245,439,935
Diluted	236,956,653	238,803,423	240,177,574	243,166,368	246,866,117	245,259,831	252,343,682	256,714,105

CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

We have a history of losses and may not maintain profitability.

      We have a history of significant losses and may not maintain profitability. In the last five fiscal years, we were profitable in only fiscal years 2000 and 2003. For the year ended December 27, 2003, our net income was $102.7 million, which included $85.3 million for the amortization of intangible assets, charges of $0.8 million for stock-based compensation and income from discontinued operations of $2.2 million. As of December 27, 2003, we had an accumulated deficit of $1,637.9 million. Although we were profitable in the fiscal year 2003, we have a history of losses and may not maintain profitability.

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

      A significant portion of our products is sold to desktop computer and Intel-based server manufacturers or to their subcontractors. These manufacturers select or qualify their hard disk drive suppliers, either directly or through their subcontractors, based on quality, storage capacity, performance and price. Manufacturers typically seek to qualify two or more suppliers for each hard disk drive product generation. To qualify consistently, and thus succeed in the desktop and Intel-based server hard disk drive industry, we must consistently be among the first-to-market introduction and first-to-volume production at leading storage capacities per disk, offering competitive prices and high quality. Once a manufacturer or subcontractor has chosen its hard disk drive suppliers for a given desktop computer or Intel-based server product, it often will purchase hard disk drives from those suppliers for the commercial lifetime of that product line. It is, however, possible to fail to maintain a qualification due to quality or yield issues. If we miss a qualification opportunity or cease to be qualified due to yield or quality issues, we may not have another opportunity to do business with that manufacturer or subcontractor until it introduces its next generation of products. The effect of missing a product qualification opportunity is magnified by the limited number of high-volume manufacturers of personal computers and Intel-based servers. If we do not reach the market or deliver volume production in a timely manner, we may lose opportunities to qualify our products and may need to deliver lower margin, older products than required in order to meet our customers’ demands. In such case, our business, financial condition and operating results would be adversely affected.

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

      We sell most of our products to a limited number of customers. For the fiscal year ended December 27, 2003, one customer, Dell Computer Corporation, accounted for approximately 11% of our total revenue, and our top five customers accounted for approximately 38.9% of our revenue. We expect that a relatively small number of customers will continue to account for a significant portion of our revenue, and the proportion of our revenue from these customers could continue to increase in the future. These customers have a wide variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product for a given customer, the customer generally will not be obligated to purchase any minimum volume of product from us and generally will be able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our business, financial condition and operating results could suffer. Mergers, acquisitions, consolidations or other significant transactions involving our significant customers may adversely affect our business and operating results.

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

      Unlike some of our competitors, we do not manufacture any of the parts used in our products, other than media as a result of our acquisition of MMC Technologies Inc., or MMC. Instead, our products incorporate parts and components designed by and purchased from third party suppliers. Both we and Matsushita-Kotobuki Electronics Industries, Ltd., or MKE, depend on a limited number of qualified suppliers for components and subassemblies, including recording heads, media and integrated circuits. Currently, we purchase recording heads from two sources, digital signal processors/controllers from one source and spin/servo integrated circuits from two sources. We recently entered into agreements with our two recording head suppliers, TDK/SAE and ALPS Electric Co., Ltd., pursuant to which these suppliers will each be collaborating with Maxtor on the development of future head technologies, efficiencies, and in the case of

TDK/SAE, manufacturing and manufacturing strategies. TDK/SAE will be supplying recording heads to Maxtor on a “priority customer” basis, subject to qualification and pricing conditions. Although our acquisition of our primary media supplier, MMC, has reduced our dependence on outside suppliers for this component, MMC cannot supply all of our media needs, and therefore we are still required to purchase media from two outside sources. As we have experienced in the past, some required parts may be periodically in short supply. As a result, we will have to allow for significant ordering lead times for some components. In addition, we may have to pay significant cancellation charges to suppliers if we cancel orders for components because we reduce production due to market oversupply, reduced demand, transition to new products or technologies or for other reasons. We order the majority of our components on a purchase order basis and we have limited long-term volume purchase agreements with only some of our existing suppliers. In the event that these suppliers cannot qualify to new leading-edge technology specifications, our ramp up of production for the new products will be delayed, and our business, operating results and financial condition will be adversely affected.

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

      Our Maxtor-owned facilities in Singapore and our relationship with MKE for the manufacture of Atlas 10,000 RPM hard disk drives for the enterprise market are currently our only sources of production for our hard disk drive products. MKE manufactures a substantial portion of our Atlas hard disk drives for the enterprise market pursuant to a master agreement and a purchase agreement that has been extended through March 31, 2004. Following the termination of the purchase agreement with MKE in March 2004, we expect to continue to have MKE manufacture a significant portion of our Atlas products pursuant to purchase orders through September 2004. We plan to transition the manufacturing of our server products to our Singapore manufacturing facility in the second half of 2004. Although we do not anticipate any disruption in supply of the enterprise products which are being manufactured by MKE prior to our transition to Singapore, any failure to reach an agreement with MKE on competitive pricing arrangements for product delivered before the transition, or any disruption of supply of such products manufactured by MKE prior to the transition of manufacturing to Singapore would negatively impact our business and operating results for such periods.

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

      In addition, our entire volume manufacturing operations are based in Singapore. Our MKE-manufactured server products are manufactured in Japan. We are planning to have our factory in China operational in the second half of 2004. A flood, earthquake, political instability, act of terrorism or other disaster or condition in Singapore or Japan, or after our China plant is operational, in China, that adversely affects our facilities or ability to manufacture our hard disk drive products could significantly harm our business, financial condition and operating results.

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

We are subject to existing claims relating to our intellectual property which are costly to defend and may harm our business.

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

      On December 30, 2003, an action was filed by MKE against us and Quantum alleging, among other things, MKE’s ownership of certain intellectual property we acquired in the acquisition of the Quantum HDD business. The action was filed in the United States District Court for the Northern District of California. On March 1, 2004, we filed an answer denying all material allegations and a motion to dismiss. MKE seeks damages, the return of the intellectual property, a constructive trust relating to profits from the use or license of the intellectual property, a declaratory judgment and injunctive relief. The results of any litigation are inherently uncertain. Although we cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome unfavorable to us could have a material adverse effect on our business, financial condition and operating results. Management believes that the lawsuit is without merit, that it has valid defenses to the claims of MKE, and plans to defend the matter vigorously.

We face risks from our substantial international operations and sales.

      We conduct most of our manufacturing and testing operations and purchase a substantial portion of our key parts outside the United States. In particular, currently manufacturing operations for our products are concentrated in Singapore, where our principal manufacturing operations are located, and in Japan, where MKE’s manufacturing operations are located. We expect to transition our manufacturing from MKE to Singapore in the second half of 2004 and we also expect our new manufacturing plant in Suzhou, China to be operational in the second half of 2004. Such concentration of operations in Singapore and either Japan or China will likely magnify the effects on us of any disruptions or disasters relating to those countries. In addition, we also sell a significant portion of our products to foreign distributors and retailers. As a result, we will be dependent on revenue from international sales. Inherent risks relating to our overseas operations include:

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

We significantly increased our leverage as a result of the sale of the 6.8% convertible senior notes.

      In connection with our sale of the 6.8% convertible senior notes (the “Notes”) on May 7, 2003, we incurred $230 million of indebtedness, set to mature in April 2010. We will require substantial amounts of cash to fund semi-annual interest payments on the Notes, payment of the principal amount of the Notes upon maturity (or earlier upon a mandatory or voluntary redemption or if we elect to satisfy a conversion of the Notes, in whole or in part, with cash rather than shares of our common stock), as well as future capital expenditures, investments and acquisitions, payments on our leases and loans, and any increased working capital requirements. If we are unable to meet our cash requirements out of available funds, we may need be to obtain alternative financing, which may not be available on favorable terms or at all. The degree to which we are financially leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control. If we do not generate sufficient cash flow from operations to repay the Notes at maturity, we could attempt to refinance the Notes; however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations under the Notes or the indenture could cause a default under agreements governing our other indebtedness.

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

      Because of the chemicals we use in our manufacturing and research operations, we are subject to a wide range of environmental protection regulations in the United States and Singapore. Once our new manufacturing facility in Suzhou, China is operational, we will also be subject to environmental regulation in China. While we do not believe our operations to date have been harmed as a result of such laws, future regulations may increase our expenses and harm our business, financial condition and results of operations. Even if we are in compliance in all material respects with all present environmental regulations, in the United States environmental regulations often require parties to fund remedial action regardless of fault. As a consequence, it is often difficult to estimate the future impact of environmental matters, including potential liabilities. If we have to make significant capital expenditures or pay significant expense in connection with future remedial actions or to continue to comply with applicable environmental laws, our business, financial condition and operating results could suffer.

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

      The following table presents the hypothetical changes in fair values in the financial instruments held at December 27, 2003 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The hypothetical changes assume immediate shifts in the U.S. Treasury yield curve of plus or minus 50 basis points (“bps”), 100 bps, and 150 bps.

				Fair Value
				as of
				December 27,
				2003
	+150 bps	+100 bps	+50 bps	($000)	-50 bps	-100 bps	-150 bps

Financial Instruments	$85,760	$86,129	$86,494	$86,880	$87,261	$87,644	$87,945
% Change	(1.29)%	(0.86)%	(0.44)%		0.44%	0.88%	1.23%

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

				Fair Value
				as of
				December 27,
	Valuation of Security Given X%			2003	Valuation of Security Given X%
	Decrease in the Security Price			($000)	Increase in the Security Price

Corporate equity investments	$7,768	$11,652	$13,206	$15,536	$17,866	$19,420	$23,304
% Change	(50)%	(25)%	(15)%		15%	25%	50%

Item 8.	Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Maxtor Corporation
Consolidated Balance Sheets — December 28, 2002 and December 27, 2003	54
Consolidated Statements of Operations — Fiscal years ended December 29, 2001, December 28, 2002 and December 27, 2003	55
Consolidated Statements of Stockholders’ Equity — Fiscal years ended December 29, 2001, December 28, 2002 and December 27, 2003	56
Consolidated Statements of Cash Flows — Fiscal years ended December 29, 2001, December 28, 2002 and December 27, 2003	57
Notes to Consolidated Financial Statements	58
Report of Independent Auditors	96
Financial Statement Schedules:
The following consolidated financial statement schedule of Maxtor Corporation is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Maxtor Corporation:

Schedule II Valuation and Qualifying Accounts	100
Schedules not listed above have been omitted since they are not applicable or are not required or the information required to be set therein is included in the Consolidated Financial Statements or notes thereto.

MAXTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 28,	December 27,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$306,444	$530,816
Restricted cash	56,747	37,154
Marketable securities	87,507	44,543
Restricted marketable securities	—	42,337
Accounts receivable, net of allowance of doubtful accounts of $18,320 at December 28, 2002 and $11,220 at December 27, 2003	324,875	540,943
Other receivables	38,789	37,964
Inventories	175,545	218,011
Prepaid expenses and other	33,438	38,301

Total current assets	1,023,345	1,490,069
Property, plant and equipment, net	364,842	342,679
Goodwill	813,951	813,951
Other intangible assets, net	146,898	61,619
Other assets	11,798	13,908

Total assets	$2,360,834	$2,722,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$41,042	$77,037
Accounts payable	642,206	730,056
Accrued and other liabilities	471,750	454,388
Liabilities of discontinued operations	11,646	1,487

Total current liabilities	1,166,644	1,262,968
Deferred taxes	196,455	196,455
Long-term debt, net of current portion	206,343	355,809
Other liabilities	199,071	186,485

Total liabilities	1,768,513	2,001,717
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 247,507,244 shares issued and 242,507,244 shares outstanding at December 28, 2002 and 259,246,819 shares issued and 246,001,081 shares outstanding at December 27, 2003	2,475	2,592
Additional paid-in capital	2,349,253	2,410,082
Deferred stock-based compensation	(1,193)	(110)
Accumulated deficit	(1,740,591)	(1,637,920)
Cumulative other comprehensive income	2,377	10,804
Treasury stock (5,000,000 and 13,245,738 shares in 2002 and 2003, respectively) at cost	(20,000)	(64,939)

Total stockholders’ equity	592,321	720,509

Total liabilities and stockholders’ equity	$2,360,834	$2,722,226

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

Net revenues	$3,765,559	$3,779,514	$4,086,443
Cost of revenues	3,403,051	3,382,099	3,385,390

Gross profit	362,508	397,415	701,053
Operating expenses:
Research and development	411,189	401,014	354,050
Selling, general and administrative	232,028	148,486	131,703
Amortization of goodwill and other intangible assets	207,827	82,248	85,279
Purchased in-process research and development	95,190	—	—
Restructuring charge	—	9,495	—

Total operating expenses	946,234	641,243	571,032

Income (loss) from operations	(583,726)	(243,828)	130,021
Interest expense	(25,190)	(26,945)	(30,604)
Interest income	20,306	8,012	5,160
Other gain (loss)	(6,187)	4,370	(613)

Income (loss) from continuing operations before income taxes	(594,797)	(258,391)	103,964
Provision for income taxes	3,382	2,175	3,504

Income (loss) from continuing operations	(598,179)	(260,566)	100,460
Income (loss) from discontinued operations	(48,219)	(73,501)	2,211

Net income (loss)	$(646,398)	$(334,067)	$102,671

Net income (loss) per share — basic
Continuing operations	$(2.89)	$(1.09)	$0.41
Discontinued operations	$(0.23)	$(0.31)	$0.01

Total	$(3.12)	$(1.40)	$0.42

Net income (loss) per share — diluted
Continuing operations	$(2.89)	$(1.09)	$0.40
Discontinued operations	$(0.23)	$(0.31)	$0.01

Total	$(3.12)	$(1.40)	$0.41

Shares used in per share calculation
— basic	206,911,952	239,474,179	243,022,694
— diluted	206,911,952	239,474,179	251,135,683

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME
(In thousands, except share amounts)

						Cumulative
	Common Stock		Additional	Deferred		Other		Total	Comprehensive
			Paid-in	Stock-based	Accumulated	Comprehensive	Treasury	Stockholders’	Income
	Shares	Amount	Capital	Compensation	Deficit	Income	Stock	Equity	(Loss)

Balance, December 30, 2000	116,205,270	$1,162	$1,059,899	$—	$(760,126)	$2,803	$—	$303,738
Net loss	—	—	—	—	(646,398)	—	—	(646,398)	$(646,398)
Unrealized gain on investments in equity securities	—	—	—	—	—	1,408	—	1,408	1,408

Comprehensive loss									$(644,990)

Issuance of stock under stock option plan and related benefit plans	4,742,053	47	21,510	—	—	—	—	21,557
Issuance of stock relating to Quantum HDD acquisition	121,030,472	1,211	1,232,601	—	—	—	—	1,233,812
Deferred compensation relating to Quantum HDD acquisition	—	—	6,785	(6,785)	—	—	—	—
Stock-based compensation	—	—	3,090	2,976	—	—	—	6,066
Treasury shares repurchased at cost	—	—	—	—	—	—	(20,000)	(20,000)

Balance, December 29, 2001	241,977,795	2,420	2,323,885	(3,809)	(1,406,524)	4,211	(20,000)	900,183
Net loss	—	—	—	—	(334,067)	—	—	(334,067)	$(334,067)
Unrealized loss on investments in equity securities	—	—	—	—	—	(1,834)	—	(1,834)	(1,834)

Comprehensive loss									$(335,901)

Issuance of stock under stock option plan and related benefit plans	5,529,449	55	22,422	—	—	—	—	22,477
Stock-based compensation	—	—	2,946	2,616	—	—	—	5,562

Balance, December 28, 2002	247,507,244	2,475	2,349,253	(1,193)	(1,740,591)	2,377	(20,000)	592,321
Net income	—	—	—	—	102,671	—	—	102,671	$102,671
Unrealized gain on investments in equity securities	—	—	—	—	—	8,427	—	8,427	8,427

Comprehensive income									$111,098

Issuance of stock under stock option plan and related benefit plans	11,739,575	117	60,989	—	—	—	—	61,106
Stock-based compensation	—	—	(160)	1,083	—	—	—	923
Treasury shares repurchased at cost	—	—	—	—	—	—	(44,939)	(44,939)

Balance, December 27, 2003	259,246,819	$2,592	$2,410,082	$(110)	$(1,637,920)	$10,804	$(64,939)	$720,509

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

Cash Flows from Operating Activities:
Net income (loss) from continuing operations	$(598,179)	$(260,566)	$100,460
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	125,610	155,829	156,639
Amortization of goodwill and other intangible assets	207,827	82,248	85,279
Amortization of deferred compensation related to Quantum DSS restricted shares	36,901	4,103	—
Purchased in-process research and development	95,190	—	—
Stock-based compensation expense	6,066	5,562	923
Restructuring charge	—	9,495	—
Loss on sale of property, plant and equipment and other assets	2,478	2,568	3,235
Gain on retirement of bond	(1,280)	(2,832)	(163)
Loss on redemption of pro rata portion of Quantum Corporation’s bond	—	—	951
Realized loss (gain) on investment	6,667	(1,307)	—
Change in assets and liabilities:
Accounts receivable	176,366	19,783	(216,068)
Other receivables	(22,439)	(2,400)	825
Inventories	121,281	5,587	(42,466)
Prepaid expenses and other assets	76,626	10,093	11,358
Accounts payable	(94,046)	45,336	89,040
Accrued and other liabilities	(60,745)	(70,711)	(29,948)

Net cash provided by operating activities from continuing operations	78,323	2,788	160,065
Net cash used in discontinued operations	(42,679)	(31,578)	(7,948)

Net cash provided by (used in) operating activities	35,644	(28,790)	152,117
Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	289	277	348
Purchase of property, plant and equipment	(115,067)	(139,080)	(131,876)
Cash acquired from acquisition, net of merger related expenses	374,692	—	—
Restricted cash acquired from acquisition	(98,629)	—	—
Change in restricted cash and marketable securities	—	41,882	19,593
Proceeds from sale of marketable securities	175,401	171,447	55,953
Purchase of marketable securities	(156,265)	(92,063)	(56,911)

Net cash provided by (used in) investing activities	180,421	(17,537)	(112,893)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, including short-term borrowings	—	—	259,428
Principal payments of debt including short-term borrowings	(17,765)	(25,595)	(108,593)
Principal payments under capital lease obligations	(5,927)	(24,038)	(29,677)
Purchase of treasury stock at cost	(20,000)	—	(44,939)
Net proceeds from receivable-backed borrowing	—	—	47,823
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	14,326	22,477	61,106

Net cash provided by (used in) financing activities	(29,366)	(27,156)	185,148

Net change in cash and cash equivalents	186,699	(73,483)	224,372
Cash and cash equivalents at beginning of year	193,228	379,927	306,444

Cash and cash equivalents at end of year	$379,927	$306,444	$530,816

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$21,525	$21,839	$28,805
Income taxes	$936	$5,840	$1,628
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$21,525	$7,058	$5,868
Retirement of debt in exchange for bond redemption	$5,000	$5,000	$5,000
Change in unrealized gain (loss) on investments	$1,408	$(1,834)	$8,427
Purchase of property, plant and equipment financed by capital lease obligations	$—	$11,232	$7,373
Value of shares issued in Quantum HDD acquisition	$1,240,597	$—	$—
Net receivables forgiven for MMC Technology Inc. acquisition	$16,001	$—	$—

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

      The Company shut down its Network Systems Group (“NSG”) in 2002. Accordingly, the Company’s financial statements have been presented to reflect NSG as a discontinued operation for all periods presented. Its liabilities (no remaining assets) have been segregated from continuing operations in the accompanying consolidated balance sheet as of December 27, 2003 and December 28, 2002 and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations.

      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal year 2003 ended on December 27, 2003, fiscal year 2002 ended on December 28, 2002 and fiscal year 2001 ended on December 29, 2001. Fiscal years 2003, 2002 and 2001 each comprised 52 weeks. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

Business

      Maxtor Corporation is a supplier of hard disk drives for consumer, industrial and entertainment applications. The Company has an expansive line of hard disk drive products for desktop computers, storage sub-systems, high-performance servers and consumer electronics.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results may likely differ from those estimates and such differences could be material.

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

Restricted Cash and Marketable Securities

      The Company’s restricted cash balance was $37.2 million and restricted marketable securities balance was $42.3 million at December 27, 2003. The total restricted amount of $79.5 million was pledged as collateral for certain stand-by letters of credit issued by commercial banks. These amounts are reported in the Company’s consolidated balance sheets as current depending on when the cash and marketable securities can be contractually released.

Marketable Debt and Equity Securities

      The Company’s marketable debt securities comprise of U.S. obligations; U.S. government debt agencies; corporate debt securities; bank issues; and mortgage and asset backed securities. These marketable debt

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities are carried at fair value, in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” All marketable debt securities are held in the Company’s name and are managed primarily under custodial agreements with financial institutions. All of the Company’s marketable debt securities were classified as available-for-sale. Unrealized gains and losses on these investments are included in other comprehensive income (loss) and disclosed as a separate component of shareholders’ equity. Realized gains and losses on sales of all such investments are reported within the caption of “other gain (loss)” in the results of operations and computed using the specific identification method.

      All marketable equity securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on marketable equity securities classified as available-for-sale are included in other comprehensive income (loss) and are reported as a separate component of stockholders’ equity. Realized gains and losses on sales of all such investments are included in the results of operations computed using the specific identification cost method.

      The Company’s investments in equity and marketable securities are monitored on a periodic basis for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately-held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information and current market rates, liquidation values, the values of recent rounds of financing, or quoted market prices of comparable public companies. As of December 27, 2003 and December 28, 2002, the Company did not have any amounts included in marketable debt and equity securities associated with investments in privately-held companies. Marketable and equity securities, which are classified as available-for-sale, are summarized as follows, as of December 27, 2003 and December 28, 2002:

					Restricted
		Gross	Gross		Marketable
	Purchase	Unrealized	Unrealized	Aggregate	Debt
	Amortized Cost	Gains	Losses	Fair Value	Securities

	(In thousands)
2003
US Government debt securities	$62,864	$229	$—	$63,093	$31,455
Asset backed securities	9,678	10	—	9,688	4,704
Corporate debt securities	8,841	8	—	8,849	3,778
Certificate of deposits	5,250	—	—	5,250	2,400

Total marketable debt securities	$86,633	$247	$—	$86,880	$42,337

Equity securities	$4,980	$10,556	$—	$15,536	$—

2002
US Government debt securities	$56,050	$618	$—	$56,668	—
Asset backed securities	10,182	54	—	10,236	—
Corporate debt securities	12,308	96	—	12,404	—
Certificate of deposits	8,199	—	—	8,199	—

Total marketable debt securities	$86,739	$768	$—	$87,507	$—

Equity securities	$4,980	$1,783	$(174)	$6,589	$—

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      Inventories include material and related manufacturing overhead, and are stated at the lower of cost (computed on a first-in, first-out basis) or market. The Company writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

      Repair and maintenance expenditures, which are not considered improvements and do not extend the useful life of property, plant and equipment, are expensed as incurred.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of purchase price and acquisition costs over the fair value of net assets of businesses acquired. Other intangible assets represent existing technology, being amortized over the estimated useful lives ranging from three to five years. The Company evaluates the periods of amortization continually to determine whether later events and circumstances warrant renewed estimates of useful lives.

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

Impairment of Long-lived Assets, Including Goodwill and Other Intangibles

      The Company assesses the impairment of its long-lived assets, other identifiable intangibles and related goodwill periodically in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” The Company also assesses the impairment of enterprise level goodwill periodically in accordance with the provision of SFAS 142.

      SFAS 142 prescribes a two-step process for impairment testing of goodwill. The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. An impairment review is performed annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could result in an impairment review include but are not limited to, significant underperformance relative to expected historical or projected future operating results, undiscounted cash flows are less than the carrying value, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and the Company’s market capitalization relative to net book value. The second step (if necessary), measures the amount of impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the Company determines that the carrying value of goodwill may not be recoverable based

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon the existence of one or more of the above indicators of impairment, the Company will measure any impairment based on the projected discounted cash flow method using a discount rate commensurate with the risk inherent to the Company’s current business model.

      The Company completed its first step impairment analysis in the fourth quarter of 2003 and found no instances of impairment of its recorded goodwill; accordingly, the second testing step was not necessary during fiscal year 2003.

Product Warranty

      The Company generally warrants its products against defects in materials and workmanship for varying lengths of time. The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair or replacement of the hard drive and the warranty periods generally range from one to five years. The Company has comprehensive processes that it uses to estimate accruals for warranty exposure. The processes include specific detail on hard drives in the field by product type, estimated failure rates and costs to repair or replace. Although the Company believes it has the continued ability to reasonably estimate warranty expenses, unforeseeable changes in factors used to estimate the accrual for warranty could occur. These unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified.

Restructuring Liabilities, Litigation and Other Contingencies

      The Company accounts for its restructuring liabilities in connection with business combinations in accordance with Emerging Issues Task Force No. 95-3 (“EITF 95-3”), “Recognition of Liabilities in Connection with a Purchase Business Combination.” EITF 95-3 requires that the Company record an estimated liability if the estimated costs are not associated with or are not incurred to generate revenues of the combined entity after the consummation date and they meet certain criteria defined within EITF 95-3. We will account for our restructuring liabilities initiated after December 31, 2002 under SFAS 146, “Accounting for Costs Associated with Exist or Disposal Activities.” As of December 27, 2003, we have not recorded any restructuring liabilities under SFAS 146. The Company accounted for restructuring liabilities initiated in 2002 in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which requires the Company to record the liability resulting from estimated costs that are not associated with or do not benefit activities that will be continued. The Company accounts for litigation and contingencies in accordance with Statement of Financial Accounting Standard No. 5 (“SFAS 5”), “Accounting for Contingencies.” SFAS 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

Foreign Currency Translation

      The functional currency for all foreign operations is the U.S. dollar. As such, all material foreign exchange gains or losses are included in the determination of net income (loss). Net foreign exchange losses included in net income (loss) for the fiscal years ended December 29, 2001, December 28, 2002 and December 27, 2003 were immaterial.

Foreign Exchange Contracts

      Although the majority of the Company’s transactions are in U.S. Dollars, the Company enters into currency forward contracts to manage foreign currency exchange risk associated with its operations primarily in Singapore, Switzerland and Japan. From time to time, the Company purchases short-term, forward

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. A majority of the increase or decreases in the Company’s local currency operating expenses are offset by gains and losses on the hedges. The contracts generally have maturity dates that do not exceed three months. The Company does not purchase short-term forward exchange contracts for trading purposes. There were no outstanding forward exchange contracts as of December 27, 2003 and December 28, 2002.

      The Company accounts for derivative instruments and for hedging activities in accordance with Statement of Financial Accounting Standard No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” Since the adoption of SFAS 133, the Company has elected not to designate these forward exchange contracts as accounting hedges and any changes in fair value have been recorded through the results of operations for the year ended December 27, 2003.

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

      In recognizing revenue in any period, the Company applies the provisions of Staff Accounting Bulletin 104, “Revenue Recognition.”

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

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Expense

      The cost of advertising is expensed as incurred. For the years ended December 27, 2003, December 28, 2002 and December 29, 2001, advertising costs totaled $2.4 million, $5.0 million and $3.1 million, respectively. Advertising and other marketing development costs incurred by the Company’s customers and funded by the Company through purchase volume rebates are accounted for as a reduction of the revenue associated with such customers.

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

Stock-Based Compensation

      The Company accounts for stock-based employee compensation in accordance with APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees and related Interpretations,” and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation, Transition and Disclosures.” The Company adopted FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25” as of July 1, 2000. FIN 44 provides guidance on the application of APB 25 for stock-based compensation to employees. For fixed grants, under APB 25, compensation expense is based on the excess of the fair value of the Company’s stock over the exercise price, if any, on the date of the grant and is recorded on a straight-line basis over the vesting period of the options, which is generally four years. For variable grants, compensation expense is based on changes in the fair value of the Company’s stock and is recorded using the methodology set out in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB 15 and APB 25.”

      The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following proforma net income (loss) information for Maxtor’s stock options and employee stock purchase plan has been prepared following the provisions of SFAS 123 (in thousands, except per share data):

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

Net income (loss) applicable to common stockholders, as reported	$(646,398)	$(334,067)	$102,671
Add: Stock-based employee compensation expense included in reported net income (loss)	6,066	5,562	923
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	38,251	40,013	27,913

Pro forma net income (loss)	$(678,583)	$(368,518)	$75,681

Net income (loss) per share
As reported — basic	$(3.12)	$(1.40)	$0.42
Pro forma — basic	$(3.28)	$(1.54)	$0.31
As reported — diluted	$(3.12)	$(1.40)	$0.41
Pro forma — diluted	$(3.28)	$(1.54)	$0.30

      For further information on assumptions used in determining the fair value stock option grants, see note 11 of the Notes to Consolidated Financial Statements.

      The proforma net income (loss) disclosures made above are not necessarily representative of the effects on pro forma net income (loss) for future years as options granted typically vest over several years and additional option grants are expected to be made in future years. Had we adopted the recognition and measurement provisions of SFAS No. 123 for the years ended December 29, 2001, December 28, 2002 and December 27, 2003, the stock-based employee compensation expense would have been $38.3 million, $40.0 million and $27.9 million, respectively, compared to $6.1 million, $5.6 million and $0.9 million recorded in the Company’s income statement, respectively.

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

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any. Total comprehensive income (loss) for each of the three years is presented in the following table (in thousands):

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

Net income (loss)	$(646,398)	$(334,067)	$102,671
Unrealized gain (loss) on investments in equity securities	(5,945)	495	8,567
Less: reclassification adjustment for realized gain (loss) included in net income (loss)	(7,353)	2,329	140

Comprehensive income (loss)	$(644,990)	$(335,901)	$111,098

     Reclassifications

      Certain reclassifications have been made to prior year balances to conform to current year classifications. These reclassifications had no impact on prior year stockholders’ equity or results of operations.

     Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Certain provisions of FIN 46 were deferred until the period ending after March 15, 2004. The adoption of FIN 46 for provisions effective during 2003 did not have a material impact on the Company’s financial position, cash flows or results of operations.

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

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company’s financial position, cash flows or results of operations.

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial position, cash flows or results of operations.

2.     Certain Risks and Concentrations

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

      The Company sells a significant amount of its products through intermediaries such as distributors. Revenue from sales to distributors represented 41.8% of total revenues in the year ended December 27, 2003. The Company’s distributor agreements may be terminated by either party without cause. If one of the Company’s significant distributors terminates its distribution agreement, the Company could experience a significant interruption in the distribution of its products.

      The Company’s distributors may sell other vendor’s products that are complementary to, or compete with, its products. While the Company encourages its distributors to focus on the Company’s products through market and support programs, these distributors may give greater priority to products of other suppliers, including competitors.

      Financial instruments which potentially subject Maxtor to concentrations of credit risk consist primarily of accounts receivable, cash equivalents, restricted cash and marketable securities. The Company has cash equivalents and marketable securities policies that limit the amount of credit exposure to any one financial institution and restricts placement of these funds to financial institutions evaluated as highly credit-worthy. Maxtor’s products are sold worldwide to OEMs, distributors, and retailers. Concentration of credit risk with respect to the Company’s trade receivables is limited by an ongoing credit evaluation process and the geographical dispersion of sales transactions. Therefore, collateral is generally not required from the Company’s customers. The allowance for doubtful accounts is based upon the expected collectibility of all accounts receivable. As of December 27, 2003, the Company had one customer who accounted for 15.0% of the outstanding trade receivables and another customer who accounted for 10.3% of the outstanding trade receivables. There were only two customers who accounted for more than 10% of the outstanding trade receivables as of December 27, 2003. If the customers fail to perform their obligations to the Company, such failures would have adverse effects upon Maxtor’s financial position, results of operations, cash flows and liquidity.

      The Company purchases a majority of its server hard disk drive finished goods from Matsushita Kotobuki Electronics, Ltd. (“MKE”). If MKE were unable to produce according to the Company’s product delivery schedules, the Company’s operating results could be adversely affected. The purchase agreement between MKE and the Company expires in March 2004, and the Company is planning to transition the manufacture of its server products to Singapore in the second half of 2004. The Company intends to purchase its Atlas products from MKE upon the expiration of the purchase agreement under purchase orders through September 2004.

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the year ended December 27, 2003, the Company had income from operations of $130.0 million. As of December 27, 2003, the Company had an accumulated deficit of $1,637.9 million. The Company operates in a highly competitive market characterized by rapidly changing technology. The Company intends to incur significant expenses to continue to develop and promote new products as well as to support existing product sales. Failure to generate sufficient revenues from new and existing products may require the Company to delay, scale back or eliminate certain research and development or marketing programs.

      The Company believes that cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet its needs for operations and working capital requirements through fiscal 2004. To the extent that the Company does not generate sufficient revenues from new and existing products or reduce discretionary expenditures and, as a result, cash generated from operations is insufficient to satisfy liquidity requirements, additional cash may be needed to finance operating and investing needs. However, depending on market conditions, any additional financing needed may not be available on acceptable terms, or at all.

3.	Supplemental Financial Statement Data

	December 28,	December 27,
	2002	2003

	(In thousands)
Inventories:
Raw materials	$40,209	$56,132
Work-in-process	25,523	44,650
Finished goods	109,813	117,229

	$175,545	$218,011

Prepaid expenses and other:
Investments in equity securities, at fair value	$6,589	$15,536
Prepaid expenses and other	26,849	22,765

	$33,438	$38,301

Property, plant and equipment, at cost:
Buildings	$137,467	$152,381
Machinery and equipment	548,149	608,735
Software	75,284	79,682
Furniture and fixtures	23,962	26,583
Leasehold improvements	77,925	86,430

	$862,787	$953,811
Less accumulated depreciation and amortization	(497,945)	(611,132)

Net property, plant and equipment	$364,842	$342,679

Accrued and other liabilities:
Income taxes payable	$22,183	$23,763
Accrued payroll and payroll-related expenses	76,876	132,967
Accrued warranty	278,713	209,426
Restructuring liabilities, short-term	11,589	9,096
Accrued expenses	82,389	79,136

	$471,750	$454,388

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 28,	December 27,
	2002	2003

	(In thousands)
Other liabilities:
Tax indemnification liability	$138,567	$135,559
Restructuring liabilities, long-term	50,921	43,517
Other	9,583	7,409

	$199,071	$186,485

      Depreciation and amortization expense of property, plant and equipment for the years ended December 27, 2003, December 28, 2002 and December 29, 2001 was $156.6 million, $155.8 million and $125.6 million, respectively. Total property, plant and equipment recorded under capital leases was $38.3 million, as of December 27, 2003. Total accumulated depreciation under capital leases was $14.1 million, as of December 27, 2003.

4.	Sales of Accounts Receivables

      In July 1998, the Company entered into an accounts receivable securitization program (the “Program”) with a group of commercial banks. On November 15, 2001, the Company amended and restated the Program, extending the Program for another three years and increasing the available size of the Program from $200 million to $300 million. On December 30, 2002, the Company elected to terminate the Program. Under the Program, the Company sold U.S. and Canadian accounts receivable in securitization transactions and retains a subordinated interest and servicing rights to those receivables. The eligible receivables, net of estimated credit losses, were sold to third party conduits through a wholly-owned bankruptcy-remote entity that was consolidated for financial reporting purposes. The investors in the securitized receivables had no recourse to the Company’s assets as a result of debtor’s defaults except for the retained interests in the securitized accounts receivable. The Company retained the portion of the sold receivables that was in excess of the minimum receivables level required to support the securities issued by the third party conduits, referred to as retained interest. The carrying amount of the Company’s retained interest, which approximated fair value because of the short-term nature of receivables, was recorded in accounts receivable. The Company serviced the sold receivables and charged the third party conduits a monthly servicing fee at market rates; accordingly, no servicing asset or liability was recorded.

      The Company accounted for the Program under the FASB’s Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The Program qualifies for treatment as a sale under SFAS 140. As of December 28, 2002 and December 29, 2001, the outstanding balance of securitized accounts receivable held by the third party conduits totaled $140.3 million and $124.3 million, respectively, of which the Company’s subordinated retained interest was $95.3 million and $79.1 million, respectively. Accordingly, $45.0 million and $45.2 million of accounts receivable balances, net of applicable allowances, respectively, were removed from the consolidated balance sheets at December 28, 2002 and December 29, 2001, respectively. Delinquent amounts and credit losses related to these receivables were not material as of December 28, 2002 and December 29, 2001. Expenses associated with the Program totaled $4.0 million and $7.0 million in the years ended December 28, 2002 and December 29, 2001, respectively, and were included within the interest expense caption of the results of operations statement. In fiscal years ended 2002 and 2001, $1.0 million and $4.5 million of these expenses, respectively, related primarily to the loss on sale of receivables, net of related servicing revenues, with the remainder representing program and facility fees. Net cash flows from sales (repayments) under the Program were $(0.2) million and $(29.8) million for the years ended December 28, 2002 and December 29, 2001, respectively. On December 30, 2002, the Company elected to terminate the Program.

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Other Intangible Assets

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

      The Company ceased amortizing goodwill totaling $846.0 million as of the adoption date, including $31.1 million, net of accumulated amortization, of acquired workforce intangibles previously classified as purchased intangible assets. Subsequent to the decision to shut down the manufacture and sales of NSG products, the Company wrote off goodwill related to the NSG operations of $32.0 million. As of December 27, 2003, goodwill amounted to $814.0 million.

      Purchased intangible assets are carried at cost less accumulated amortization. The Company evaluated its intangible assets and determined that all such assets have determinable lives. Amortization is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on purchased intangible assets to be $36.0 million in fiscal 2004, $20.2 million in fiscal 2005 and $5.4 million in fiscal 2006, at which time purchased intangible assets will be fully amortized. Amortization of other intangible assets was $61.3 million, $82.2 million and $85.3 million for the years ended December 29, 2001, December 28, 2002 and December 27, 2003, respectively.

		December 28, 2002			December 27, 2003

		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net

	(Years)
		(In thousands)			(In thousands)
Goodwill		$813,951	$—	$813,951	$813,951	$—	$813,951

Quantum HDD
Existing technology
Core technology	5	$96,700	$(36,750)	$59,950	$96,700	$(53,185)	$43,515
Consumer electronics	3	8,900	(5,192)	3,708	8,900	(8,158)	742
High-end	3	75,500	(44,042)	31,458	75,500	(69,208)	6,292
Desktop	3	105,000	(56,408)	48,592	105,000	(96,250)	8,750
MMC Technology
Existing technology	5	4,350	(1,160)	3,190	4,350	(2,030)	2,320

Total other intangible assets		$290,450	$(143,552)	$146,898	$290,450	$(228,831)	$61,619

      In accordance with SFAS 142, the Company completed its impairment analysis as of January 1, 2002, upon the adoption of SFAS 142, and as of December 27, 2003 for the purpose of the annual review. The Company found no instances of impairment of the recorded goodwill on both dates and accordingly no impairment was recorded.

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables present the impact of SFAS 142 on net income (loss) and net income (loss) per share had the Company ceased to amortize goodwill for the year ended December 29, 2001 (in thousands, except per share amounts):

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

Income (loss) from continuing operations — as reported	$(598,179)	$(260,566)	$100,460
Adjustments:
Amortization of goodwill	134,042	—	—
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	12,472	—	—

Net adjustments	146,514	—	—

Income (loss) from continuing operations — adjusted	$(451,665)	$(260,566)	$100,460
Basic earnings per share from continuing operations:
Income (loss) per share from continuing operations — as reported	$(2.89)	$(1.09)	$0.41
Amortization of goodwill	0.65	—	—
Amortization of workforce	0.06	—	—

Basic earnings per share from continuing operations — adjusted	$(2.18)	$(1.09)	$0.41

Diluted earnings per share from continuing operations:
Income (loss) per share from continuing operations — as reported	$(2.89)	$(1.09)	$0.40
Amortization of goodwill	0.65	—	—
Amortization of workforce	0.06	—	—

Diluted earnings per share from continuing operations — adjusted	$(2.18)	$(1.09)	$0.40

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

Net income (loss) — as reported	$(646,398)	$(334,067)	$102,671
Adjustments:
Amortization of goodwill	140,779	—	—
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	12,616	—	—

Net adjustments	153,395	—	—

Net income (loss) — adjusted	$(493,003)	$(334,067)	$102,671

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

Basic earnings per share:
Net income (loss) per share — as reported	$(3.12)	$(1.40)	$0.42
Amortization of goodwill	0.68	—	—
Amortization of workforce	0.06	—	—

Basic earnings per share — adjusted	$(2.38)	$(1.40)	$0.42

Diluted earnings per share:
Net income (loss) per share — as reported	$(3.12)	$(1.40)	$0.41
Amortization of goodwill	0.68	—	—
Amortization of workforce	0.06	—	—

Diluted earnings per share — adjusted	$(2.38)	$(1.40)	$0.41

6.     Short-term Borrowings and Long-term Debt

      Short-term borrowings and long-term debt consist of the following (in thousands):

	December 28,	December 27,
	2002	2003

5.75% Subordinated Debentures due March 1, 2012	$60,427	$59,352
6.8% Convertible Senior Notes due April 30, 2010	—	230,000
Economic Development Board of Singapore Loans	9,909	24,138
Manufacturing facility Loan, Suzhou China	—	15,000
Pro rata portion of Quantum Corporation’s 7% Subordinated Convertible Notes due August 1, 2004	95,833	—
Mortgages	35,609	34,164
Equipment Loans and Capital Leases	45,607	20,192
Receivables-backed Borrowings	—	50,000

	247,385	432,846
Less amounts due within one year	(41,042)	(77,037)

	$206,343	$355,809

      Future aggregate maturities as of December 27, 2003 are as follows:

Fiscal Year Ending

(In thousands)
2004	$77,037
2005	17,880
2006	42,641
2007	12,811
2008	8,750
Thereafter	273,727

Total	$432,846

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The future minimum annual lease payments on capital leases as of December 27, 2003 are as follows:

December 27,
Fiscal Year Ending	2003

2004	$15,124
2005	5,422
2006	875
Thereafter	—

Total minimum lease payments & estimated residual	$21,421
Imputed interest	(1,229)

Present value of minimum of lease payments	20,192
Current portion	(14,117)

Long-term capitalized lease obligations	$6,075

      The 5.75% Subordinated Debentures due March 1, 2012 require semi-annual interest payments and annual sinking fund payments of $5.0 million, which commenced March 1, 1998. The Debentures are subordinated in right to payment to all senior indebtedness. The Company owns bonds in a principal amount sufficient to fulfill its sinking fund obligation until March 1, 2005.

      In September 1999, Maxtor Peripherals (S) Pte Ltd entered into a four-year Singapore dollar denominated loan agreement with the Economic Development Board of Singapore (the “Board”), which is being amortized in seven equal semi-annual installments ending March 2004. As of December 27, 2003, the balance was 5.8 million Singapore dollars, equivalent to $3.4 million. The Board charges interest at 1.0% above the prevailing Central Provident Fund lending rate, subject to a minimum of 3.5% per year (3.5% as of December 27, 2003). This loan is supported by a two-year guaranty from a bank. Cash is currently provided as collateral for this guaranty but the Company may, at its option, substitute other assets as security. As part of this agreement, the Company was originally subject to two financial covenants, the maintenance of minimum unrestricted cash and a tangible net worth test. On January 29, 2003, the loan was amended to remove the tangible net worth covenant. As of December 27, 2003, the Company was in compliance with the covenant regarding maintenance of minimum restricted cash.

      In September 2003, Maxtor Peripherals (S) Pte Ltd. entered into a second four-year 52 million Singapore dollar loan agreement with the Board which is amortized in seven equal semi-annual installments ending December 2007. As of December 27, 2003, the balance was 35.5 million Singapore dollars, equivalent to $20.8 million. The Board charges interest at 4.25%. This loan is supported by a guaranty from a bank. Cash is currently provided as collateral for this guaranty; however, the Company may at its option substitute other assets as security.

      In connection with the Company’s acquisition of Quantum HDD, Maxtor agreed to indemnify Quantum for the Quantum HDD pro rata portion of Quantum’s outstanding $287.5 million 7.0% convertible subordinated notes due August 1, 2004, and the principal amount of $95.8 million had been included in the Company’s long-term debt. On August 21, 2003, Quantum redeemed these notes at a redemption price equal to 101% of the face amount plus accrued interest and the Company reimbursed $97.2 million to Quantum Corporation as payment in full for its obligations related to the $95.8 million representing Quantum HDD’s pro rata portion of such notes. Accordingly, the Company recognized a $1.0 million loss as a result of the early redemption of the notes which is included in other gain (loss) caption of the consolidated statement of operations.

      In connection with the acquisition of the Quantum HDD business, the Company acquired real estate and related mortgage obligations. The term of the mortgages is ten years, at an interest rate of 9.2%, with monthly

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments based on a twenty-year amortization schedule, and a balloon payment at the end of the 10-year term, which is September 2006. The outstanding balance at December 27, 2003 was $34.2 million.

      In April 2003, the Company obtained credit lines with the Bank of China for up to $133 million to be used for the construction and working capital requirements of the manufacturing facility being established in Suzhou, China. These lines of credit are U.S.-dollar-denominated and are drawable until April 2007. Borrowings which, under these lines of credits will be collateralized by the facilities being established in Suzhou, China, bear interest at LIBOR plus 50 basis points (subject to adjustments to 60 basis points) will be repayable in eight semi-annual installments commencing October 2007, except for $30 million repayable in April 2013. In October 2003, Maxtor Technology Suzhou (“MTS”) drew down $15 million on this line. MTS is required to maintain a liability to assets ratio as detailed in the line of credit agreement starting in fiscal 2004.

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

      On May 9, 2003, the Company entered into a two-year receivable-backed borrowing arrangement for up to $100 million with certain financial institutions. Under this arrangement the Company uses a special purpose subsidiary to purchase U.S. and Canadian accounts receivable and can borrow up to $100 million collateralized by the U.S. and Canadian accounts receivable. The special purpose subsidiary is consolidated for financial reporting purposes. The transactions under the arrangement are accounted for as short-term borrowings and remain on the Company’s consolidated balance sheet. As of December 27, 2003, the Company had borrowed $50.0 million under the arrangement, which had been reported as short-term borrowings in the Company’s consolidated financial statements. The average interest rate of the loans outstanding under this arrangement is 6.0%. As of December 27, 2003, $245.9 million of U.S. and Canadian receivables were pledged under the Company’s receivable-backed borrowing arrangement and remain on the Company’s consolidated balance sheet. The arrangement requires the Company to comply with operational and financial covenants, including a liquidity covenant and a test of operating income (loss) before depreciation and amortization to long-term debt and certain tests relating to the quality and nature of the receivables, including a dilution to liquidation ratio, comparing reductions to the invoiced amounts of receivables to actual collections in a designated period, and a shadow rating for the arrangement from a credit rating agency. As of December 27, 2003, the Company was in compliance with these requirements; however, as of March 9, 2004 the dilution to liquidation ratio for this facility exceeded the agreed upon threshold. The lenders under the facility have agreed to forbear from exercising remedies for noncompliance with this ratio until March 31, 2004 and in return, the Company has agreed to apply all collections of receivables to the repayment of the outstanding facility until repaid in full, which the Company expects will occur by the same date. During this period the Company will continue to

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transfer its receivables to the special purpose subsidiary, but will not have access to collections on those receivables until the facility is repaid in full.

      As of December 27, 2003, the Company had capital leases totaling $20.2 million. These obligations include certain leases assumed in connection with the September 2001 acquisition of MMC Technology, Inc. These capital leases have maturity dates through September 2006 and interest rates averaging 8.7%.

7.     Financial Instruments

Fair Value Disclosures

      The fair values of cash and cash equivalents approximate carrying values because of their short maturities. The Company’s marketable debt and equity securities are carried at current market values. The fair values of the Company’s 5.75% subordinated debentures are based on the bid price of the last trade for the fiscal years ended December 28, 2002 and December 27, 2003 and the 6.8% convertible senior notes are based on the bid price of the last trade for the fiscal year ended December 27, 2003. The fair value of the Company’s mortgages was based on the estimated present value of the remaining payments, utilizing risk-adjusted market interest rates of similar instruments at the balance sheet date.

      The carrying values and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 28, 2002		December 27, 2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

6.8% Convertible Senior Notes	$—	$—	$230,000	$319,413
Manufacturing Facility Loan — Suzhou, China	—	—	15,000	15,000
Pro rata portion of Quantum Corporation’s 7% Subordinated Convertible Notes	95,833	95,833	—	—
5.75% Subordinated Debentures	60,427	49,550	59,352	50,449
Mortgages	35,609	35,657	34,164	33,990
Economic Development Board of Singapore Loan	9,909	9,909	24,138	24,138
Receivable-backed Borrowing	$—	$—	$50,000	$50,000

8.     Guarantees

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

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Warranty

      The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair of the hard drive and the warranty periods generally range from one to five years. The Company has comprehensive processes that it uses to estimate accruals for warranty exposure. The processes include specific detail on hard drives in the field by product type, estimated failure rates and costs to repair or replace. Although the Company believes it has the continued ability to reasonably estimate warranty expenses, unforeseeable changes in factors used to estimate the accrual for warranty could occur. These unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the twelve-month periods ended December 28, 2002 and December 27, 2003 were as follows (in thousands):

	Years Ended

	December 28,	December 27,
	2002	2003

Balance at beginning of period	$313,894	$278,713
Charges to operations	207,896	162,335
Settlements	(242,305)	(191,733)
Changes in estimates, primarily expirations	(772)	(39,889)

Balance at end of period	$278,713	$209,426

9.     Income Taxes

      The provision for income taxes consists of the following:

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	(In thousands)
Current:
U.S.	$76	$700	$2,477
Foreign	3,306	1,475	1,027

Total	$3,382	$2,175	$3,504

      Income (loss) before provision for income taxes consists of the following:

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	(In thousands)
U.S.	$(592,540)	$(320,176)	$(54,823)
Foreign	(50,476)	(11,716)	160,998

Total	$(643,016)	$(331,892)	$106,175

      Subject to the Company’s continued compliance with certain legal requirements, the Company currently has a tax holiday for its operations in Singapore that has been extended to June 30, 2005.

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes differs from the amount computed by applying the U.S. statutory rate of 35% to the income (loss) before income taxes for the years ended December 29, 2001, December 28, 2002 and December 27, 2003. The principal reasons for this difference are as follows:

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	(In thousands)
Income tax expense (benefit) at U.S. statutory rate	$(225,056)	$(116,162)	$37,161
State tax	—	—	1,212
Losses not providing current tax benefit	228,113	116,857	—
Utilization of NOL carryforward	—	—	(36,095)
Other	325	1,480	1,226

Total	$3,382	$2,175	$3,504

      Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of

	December 28,	December 27,
	2002	2003

Deferred tax assets:
Inventory reserves and accruals	$6,298	$5,650
Depreciation	24,388	30,982
Sales related reserves	30,729	33,688
Net operating loss carry-forwards	301,559	306,078
Tax credit carry-forwards	27,550	29,284
Capitalized research and development	41,086	34,876
Other	26,391	39,315

Total deferred tax assets	458,001	479,873
Valuation allowance for deferred tax assets	(384,353)	(377,750)

Net deferred tax assets	$73,648	$102,123

Deferred tax liabilities:
Unremitted earnings of certain foreign entities	269,271	294,409
Unrealized gain (loss) on investments in equity securities	832	4,169

Total deferred tax liabilities	270,103	298,578

Net deferred tax liabilities	$196,455	$196,455

      During the years ended December 29, 2001, December 28, 2002 and December 27, 2003 the change in the valuation allowance for deferred tax assets were $141.3 million, $12.3 million and $(6.6) million, respectively. The Company determines deferred taxes for each of its tax-paying subsidiaries within each tax jurisdiction. The deferred tax assets indicated above are attributable primarily to tax jurisdictions where a history of earnings has not been established. The taxable earnings in these tax jurisdictions are also subject to volatility. Therefore, the Company believes a valuation allowance is needed to reduce the deferred tax asset to an amount that is “more likely than not” to be realized.

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 27, 2003, for federal income tax purposes, the Company had net operating loss carry-forwards of $854.9 million and tax credit carry-forwards of approximately $24.6 million, which will expire beginning in fiscal years 2008 and 2004, respectively. To the extent that net operating loss carry-forward when realized relate to stock option deductions, the resulting benefits will be credited to stockholders’ equity. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carry-overs that can be utilized each year. The Company determined it had undergone such an ownership change during 2001. Consequently, utilization of approximately $322.7 million of net operating loss carry-forward and the deduction equivalent of approximately $17.4 million of tax credit carry-forward will be limited to approximately $16.0 million per year from prior ownership change in 1998. Also, approximately $244.3 million of net operating loss carry-forward and the deduction equivalent of approximately $2.9 million of tax credit carryforward will be limited to approximately $42.0 million per year from the change of ownership resulting from the Quantum HDD acquisition.

      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s merger with Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the split-off, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. The Company must also indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods before the split-off, limited in the aggregate to $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross-up payment. Currently, $135.6 million remains on the original indemnity. Management has determined that, based on the facts available at this time, the likelihood that the payment will exceed $135.6 million is remote. As of December 27, 2003, the Company has reimbursed $6.4 million to Quantum Corporation leaving a balance of $135.6 million on the original indemnity, prior to any sharing of tax liability with Quantum.

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

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Commitments and Contingencies

Leases

      The Company leases certain of its principal facilities and certain machinery and equipment under operating lease arrangements. The future minimum annual rental commitments, including amounts accrued in restructuring liabilities as of December 27, 2003 are as follows:

Fiscal Year Ending

(In thousands)
2004	$35,550
2005	32,520
2006	30,911
2007	31,382
2008	30,566
Thereafter	147,896

Total	$308,825

      The above commitments extend through fiscal year 2018. Rental expense was approximately $25.0 million, $29.6 million and $27.1 million for fiscal years 2001, 2002 and 2003, respectively.

Third Party Vendor

      Following the acquisition of Quantum HDD, the Company entered into a master agreement and a purchase agreement with MKE which provided for MKE to supply certain levels of hard disk drive products according to rolling forecasts and purchase orders provided by the Company. The term of this purchase agreement has been extended through March 31, 2004. The Company guarantees a minimum production commitment based on this rolling forecast. The Company is liable for the purchase price of products scheduled to be delivered within 30 days of the date of cancellation. In addition, the Company is liable for the actual cost of materials plus a handling fee for orders cancelled within 31-90 days of the date of scheduled delivery. The Company may cancel orders with scheduled delivery more than 120 days from the date of cancellation without liability. To date, the Company has not cancelled any orders pursuant to this purchase agreement since the commencement of the relationship. Had the Company cancelled any such orders, its maximum liability at December 27, 2003 under the cancellation provisions of this purchase agreement would have approximated $32.1 million.

Legal Proceedings

      From time to time, the Company has been subject to litigation including the pending litigation described below. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, the Company is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse effect on its business, results of operations, financial condition and cash flows.

      In addition, the Company is engaged in certain legal and administrative proceedings incidental to the Company’s normal business activities and believes that these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

      Prior to Maxtor’s acquisition of the Quantum HDD business, the Company, on the one hand, and Quantum and MKE, on the other hand, were sued by Papst Licensing, GmbH, a German corporation, for

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, the Company cannot assure you it will be able to successfully defend itself against this or any other Papst lawsuit. Because the Papst complaints assert claims to an unspecified dollar amount of damages, and because the Company was at an early stage of discovery when the litigation was stayed, the Company is unable to determine the possible loss, if any, that the Company may incur as a result of an adverse judgment or a negotiated settlement with respect to the claims against Maxtor. The Company made an estimate of the potential liabilities, which might arise from the Papst claims against Quantum at the time of the Company’s acquisition of the Quantum HDD business. This estimate will be revised as additional information becomes available. A favorable outcome for Papst in these lawsuits could result in the issuance of an injunction against the Company and its products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, the Company also could be required to pay treble damages and Papst’s attorney’s fees. The litigation could result in significant diversion of time by the Company’s technical personnel, as well as substantial expenditures for future legal fees. Accordingly, although the Company cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome favorable to Papst could have a material adverse effect on its business, financial condition and operating results. Management believes that it has valid defenses to the claims of Papst and is defending this matter vigorously.

      On December 30, 2003, an action was filed by MKE against the Company and Quantum alleging, among other things, MKE’s ownership of certain intellectual property the Company acquired in the acquisition of the Quantum HDD business. The action was filed in the United States District Court for the Northern District of California. On March 1, 2004, the Company filed an answer denying all material allegations and a motion to dismiss. MKE seeks damages, the return of the intellectual property, a constructive trust relating to profits from the use or license of the intellectual property, a declaratory judgment and injunctive relief. The results of

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any litigation are inherently uncertain. Although the Company cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome unfavorable to the Company could have a material adverse effect on the Company’s business, financial condition and operating results. Management believes that the lawsuit is without merit, that it has valid defenses to the claims of MKE, and plans to defend the matter vigorously.

11.     Stockholders’ Equity

Common Stock

      In March 2001, the Board of Directors approved the increase of the Company’s authorized common stock to 525,000,000 shares.

      On April 2, 2001, Maxtor completed the acquisition of Quantum HDD. Maxtor issued 121.0 million shares of Maxtor common stock and assumed options to purchase 12.8 million shares of Maxtor common stock to effect the acquisition.

      On October 9, 2001, Hynix sold 23,329,843 shares of Maxtor common stock in a registered public offering. Maxtor did not receive any proceeds from Hynix’s sale of Maxtor stock to the public. In addition, at the same time and on the same terms as Hynix’s sale of Maxtor stock to the public, Maxtor repurchased 5.0 million shares from Hynix an aggregate purchase price of $20.0 million. These repurchased shares are being held as treasury shares.

      In connection with the sale of 6.8% convertible senior notes due 2010, on May 7, 2003, the Company also repurchased from an affiliate of one of the initial purchasers of the Notes 8,245,738 shares of its common stock for an aggregate purchase price of $44.9 million, or $5.45 per share, the closing price of our common stock on May 1, 2003, plus commissions.

Restricted Stock Plan

      On May 29, 1998, the Company adopted the 1998 Restricted Stock Plan, which provides for awards of shares of common stock to certain executive employees. Restricted stock awarded under this plan vests three years from the date of grant and is subject to forfeiture in the event of termination of employment with the Company prior to vesting. The Company granted 390,000 shares of common stock in June 1998 under this plan. Compensation cost based on fair market value of the Company’s stock at the date of grant is reported as compensation expense on a ratable basis over the vesting periods. For the years ended December 29, 2001, December 28, 2002 and December 27, 2003, compensation expense recorded in connection with the Restricted Stock Plan amounted to $0.4 million $0 and $0, respectively.

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

Employee Stock Purchase Plan

      The Company has adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”) and in 1999 reserved 2.4 million shares for issuance under the Purchase Plan. During 2001 and 2000, the Company reserved an additional 3.5 million shares and 2.1 million shares for issuance, respectively. During 2002, the

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company reserved an additional 9.0 million shares for issuance. The Company issued 3.3 million, 3.7 million and 2.1 million shares pursuant to the Purchase Plan for the years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively. The Purchase Plan permits eligible employees to purchase Maxtor’s common stock at a discount, but only through accumulated payroll deductions, during sequential six-month offering periods. Participants purchase shares on the last day of each offering period. In general, the price at which shares are purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of a share of common stock on (a) the first day of the offering period, or (b) the purchase date. Offering periods of the Purchase Plan generally begin on February 16 and August 16 of each year, although the initial offering period under the Purchase Plan commenced on July 30, 1998.

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

      The Option Plan generally provides for the grant of non-qualified stock options and incentive stock options to eligible employees, consultants, affiliates and directors, as determined by the board of directors, and incentive stock options to Maxtor employees at a price not less than the fair market value at the date of grant. The Option Plan also provides for the grant of restricted stock to eligible employees. The Board of Directors or an executive committee appointed by the Board also approves other terms such as number of shares granted and exercisability thereof. Options granted under the Amended Plan vest over a four-year period with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter. Restricted stock grants vest in one or more installments over a period of years, and are subject to forfeiture if employment is terminated prior to the time the shares become fully vested and non-forfeitable. During 2001, 2002 and 2003, the Company reserved 17.0 million, zero and zero shares for issuance, respectively.

      In June 1999, the Company granted 1,765,000 shares of restricted common stock under this plan. During 2003, 2002 and 2001, the Company granted zero, 30,000 and 140,000 shares of restricted common stock, respectively. During the years ended December 27, 2003, December 28, 2002 and December 29, 2001, the number of shares that had been cancelled were 20,000, none and 213,133, respectively. The Company recorded compensation expense of $2.4 million, $2.9 million and $0.1 million in 2001, 2002 and 2003, respectively, related to this plan.

      In connection with Maxtor’s acquisition of Creative Design Solutions, Inc. (“CDS”) in September 1999, the Company established a separate reserve of 674,477 shares of its common stock for issuance upon the exercise of stock options (the “Assumed Options”) granted under the CDS Incentive Stock Option Plan (the “CDS Plan”). As of December 27, 2003, December 28, 2002 and December 29, 2001, none, 18,403 and 72,337 options were outstanding under the CDS Plan, respectively. The Assumed Options are incentive stock options which vest over four years subject to the terms and conditions of the Assumed Options agreement.

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On April 2, 2001, as part of the Quantum HDD acquisition, the Company assumed all vested and unvested Quantum HDD options held by employees who accepted offers of employment with Maxtor, whether or not options or restricted stock have vested. The Company also assumed all vested Quantum HDD options held by Quantum employees whose employment was terminated prior to separation. In addition, Maxtor assumed vested Quantum HDD options held by Quantum employees who continued to provide services during a transitional period. The outstanding options to purchase Quantum HDD common stock held by transferred employees and vested options to purchase Quantum HDD common stock held by former Quantum employees, consultants and transition employees were assumed by Maxtor and converted into options to purchase Maxtor common stock according to the exchange ratio of 1.52 shares of Maxtor common stock for each share of Quantum HDD common stock. In connection with the Quantum HDD acquisition, the Company established a reserve of 12,785,328 shares of common stock for the assumption of Quantum HDD options to purchase Maxtor common stock. Vested and unvested options for Quantum HDD common stock assumed in the merger represented options for 7,650,965 shares and 4,655,236 shares of Maxtor common stock, respectively. The intrinsic value of the 4,655,236 unvested options was determined to be $3.4 million, using the intrinsic value methodology in accordance with EITF 00-23 “Issues Related to the Accounting for Stock Based Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.” As of December 27, 2003, 2,311,131 options were outstanding under the Quantum HDD merger plan.

      Stock options are granted to employees and directors at an exercise price equal to the fair market value of the Company’s stock at the date of grant. Generally, options vest 25 percent per year, are fully vested four years from the grant date and have a term of ten years. The following table summarizes option activity through December 27, 2003:

		Options Outstanding

	Shares		Wtd Average
	Available		Exercise Price
	for Grant	Shares	Per Share

Balance as of December 30, 2000	5,478,076	14,789,006	$7.96
Shares reserved — 1996 stock option plan	17,000,000	—	—
Shares reserved — Quantum assumed options	12,785,328	—	—
Options assumed from acquisition	(12,306,201)	12,306,201	5.05
RSP Options assumed from acquisition	(479,127)	—	—
Options granted	(13,329,365)	13,329,365	5.36
Restricted stock granted	(140,000)	—	—
Options exercised	—	(2,938,608)	3.95
Options canceled — 1996 stock option plan	788,732	(788,732)	6.51
Options canceled — Quantum assumed options	—	(2,166,150)	—
Restricted stock canceled	49,000	—	—

Balance as of December 29, 2001	9,846,443	34,531,082	6.41
Options granted	(4,089,058)	4,089,058	4.98
Restricted stock granted	(30,000)	—	—
Options exercised	—	(1,987,555)	4.13
Options canceled — 1996 stock option plan	3,759,844	(3,759,844)	7.00
Options canceled — Quantum assumed options	—	(1,297,687)	6.25

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Options Outstanding

	Shares		Wtd Average
	Available		Exercise Price
	for Grant	Shares	Per Share

Balance as of December 28, 2002	9,487,229	31,575,054	6.35
Options granted	(7,064,793)	7,064,793	5.81
Options exercised	—	(8,430,526)	5.59
Options canceled — 1996 stock option plan	3,081,477	(3,081,477)	6.19
Options canceled — Quantum assumed options	—	(304,383)	6.85
Restricted stock canceled	20,000	—	—

Balance as of December 27, 2003	5,523,913	26,823,461	$6.46

      There were 14,383,421 shares vested but unexercised as of December 29, 2001 at a weighted average exercise price of $6.78, and no shares exercised subject to repurchase. There were 17,718,564 shares vested but unexercised as of December 28, 2002 at a weighted average exercise price of $7.00, and no shares exercised subject to repurchase. There are 13,496,158 shares vested but unexercised as of December 27, 2003 at a weighted average exercise price of $7.39, and no shares exercised subject to repurchase.

      The following table summarizes information for stock options outstanding as of December 27, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Outstanding	Price

$0.575 — $5.875	13,222,607	8.08	$4.50	3,636,160	$4.18
$5.9375 — $7.75	7,170,794	6.43	6.68	4,791,263	6.67
$7.8125 — $13.125	4,107,930	6.93	8.50	2,887,178	8.20
$13.1875 — $19.3113	2,322,130	5.19	13.30	2,181,557	13.25

	26,823,461		$6.46	13,496,158	$7.39

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

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended

	December 28,	December 28,	December 27,
	2001	2002	2003

Risk-free interest rate	4.37%	4.26%	3.17%
Weighted average expected life	4.5 years	4.5 years	4.5 years
Volatility	81%	90%	73%
Dividend yield	—	—	—

      The fair value of employee stock purchase plan option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended

	December 28,	December 28,	December 27,
	2001	2002	2003

Risk-free interest rate	3.34%	1.73%	1.08%
Weighted average expected life	0.5 years	0.5 years	0.5 years
Volatility	81%	90%	73%
Dividend yield	—	—	—

      No dividend yield is assumed as the Company has not paid dividends and has no plans to do so.

      The weighted average expected life was calculated based on the respective vesting periods and the expected lives at the date of the option grants. The risk-free interest rates were calculated based on rates prevailing during grant periods and the expected lives of the respective options at the date of grants. The weighted average fair values of options granted to employees during the years ended, December 29, 2001 December 28, 2002 and December 27, 2003, were $3.51, $3.41 and $3.56 respectively. The weighted average fair values of restricted stock options granted to employees during the years ended December 29, 2001 and December 28, 2002 were $6.32 and $6.58 respectively.

12.	Acquisitions

a.	Quantum HDD

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table summarizes the activity related to the merger-related restructuring costs as of December 27, 2003 (in millions):

		Severance
	Facility	and	Other
	Costs	Benefits	Costs	Total

Provision at April 2, 2001	$59.1	$29.2	$12.7	$101.0
Amounts paid	(0.9)	(15.5)	(12.7)	(29.1)

Balance at December 29, 2001	58.2	13.7	—	71.9
Amounts paid	(4.5)	(13.7)	—	(18.2)

Balance at December 28, 2002	53.7	—	—	53.7
Amounts paid	(8.5)	—	—	(8.5)

Balance at December 27, 2003	$45.2	$—	$—	$45.2

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

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

$94.7

      The acquired existing technology, which comprises products that are already technologically feasible, includes products in most of Quantum HDD’s product lines. The Company is amortizing the acquired core and existing technology of $286.1 million on a straight-line basis over an estimated remaining useful lives of three to five years. For additional information regarding the acquired Quantum HDD existing technology amortization, see note 5 of the Notes to Consolidated Financial Statements.

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

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company is amortizing the acquired existing technology of $4.4 million on a straight-line basis over an estimated remaining useful life of five years. For additional information regarding the acquired MMC existing technology amortization, see note 5 of the Notes to Consolidated Financial Statements.

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

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.	Pro Forma Disclosure

      The following unaudited proforma consolidated amounts for continued operations give effect to the acquisitions of Quantum HDD and MMC, excluding the charges for acquired in-process research and development, as if the acquisitions had occurred on January 1, 2001. On a proforma basis, the results of operations of Quantum HDD and MMC are consolidated with the Company’s results of continued operations for the year ended December 29, 2001. The proforma amounts do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of each period or of results which may occur in the future.

Year Ended
December 29, 2001

(In millions, except
share and per
share data)
(Unaudited)
Revenue from continuing operations	$4,418.6
Loss from continued operations	$(614.7)
Loss per share — basic and diluted
Continuing operations	$(2.59)
Shares used in per share calculations:
Basic	237,097,087
Diluted	237,097,087

13.	Discontinued Operations

      On August 15, 2002, the Company announced its decision to shut down the manufacturing and sales of its MaxAttachTM branded network attached storage products of NSG. The discontinuance of the NSG operations represents the abandonment of a component of an entity as defined in paragraph 47 of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company’s financial statements have been presented to reflect NSG as a discontinued operation for all periods presented. Its liabilities (no remaining assets) have been segregated from continuing operations in the accompanying consolidated balance sheet as of December 28, 2002 and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations.

      Operating results of NSG are presented in the following table (in millions):

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

Revenue from discontinued operations	$31.5	$20.4	$—
Income (loss) from discontinued operations	$(48.2)	$(73.5)	$2.2

      Included in the 2002 loss from the NSG discontinued operations are the following significant charges (in millions):

Personnel related	$13.0
Goodwill and other intangibles write-offs	32.5
Non-cancelable purchase commitments	4.2

      Income from discontinued operations of $2.2 million for the year ended December 27, 2003 reflects the net impact of the favorable resolution of contingencies. The remaining liabilities of the NSG discontinued

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations as of December 27, 2003 was $1.5 million relating to warranty, returns and other miscellaneous expenses.

14.     Restructuring

      During year ended December 28, 2002, the Company recorded a restructuring charge of $9.5 million associated with closure of one of its facilities located in California. The amount comprised $8.9 million of future non-cancelable lease payments which are expected to be paid over several years based on the underlying lease agreement, and the write-off of $0.6 million in leasehold improvements. The restructuring accrual is included on the balance sheet within accrued and other liabilities with the balance of $7.4 million after cash payments of $1.5 in fiscal year 2003.

15.     Other Gain (Loss)

      Other gain (loss) was $(0.6) million, $4.4 million and $(6.2) million in 2003, 2002 and 2001, respectively. The loss in 2003 was due to $1.0 million loss on redemption of the pro rata portion of Quantum Corporation’s bonds offset by a $0.2 million gain on retirement of bonds, gain of $0.1 million from investments and $0.1 million in other income. The gain in 2002 was primarily due to the retirement of bonds of $2.8 million and $2.3 million from investments offset by $0.7 million other loss. During fiscal year 2001, in accordance with the Company’s investment policy, the Company recorded a loss of $(6.2) million on an investment, primarily due to a $6.7 million write-off of a Quantum HDD acquired investment in a high-tech start-up company; a net loss of $1.3 million impairment charge in other fixed income portfolio investments and $0.1 million other loss; offset by a gain on sale investments of $0.6 million and retirement of bonds of $1.3 million.

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Net Income (Loss) Per Share

      In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations is provided as follows (in thousands, except share and per share amounts):

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

Numerator — Basic and Diluted
Income (loss) from continuing operations	$(598,179)	$(260,566)	$100,460
Income (loss) from discontinued operations	$(48,219)	$(73,501)	$2,211

Net income (loss)	$(646,398)	$(334,067)	$102,671

Net income (loss) available to common stockholders	$(646,398)	$(334,067)	$102,671

Denominator
Basic weighted average common shares outstanding	206,911,952	239,474,179	243,022,694
Effect of dilutive securities:
Common stock options	—	—	8,044,949
Restricted shares subject to repurchase	—	—	68,040

Diluted weighted average common shares	206,911,952	239,474,179	251,135,683

Net income (loss) per share — basic
Continuing operations	$(2.89)	$(1.09)	$0.41
Discontinued operations	$(0.23)	$(0.31)	$0.01

Total	$(3.12)	$(1.40)	$0.42

Net income (loss) per share — diluted
Continuing operations	$(2.89)	$(1.09)	$0.40
Discontinued operations	$(0.23)	$(0.31)	$0.01

Total	$(3.12)	$(1.40)	$0.41

      The following securities and restricted shares subject to repurchase are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive:

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

Common stock options	34,531,082	31,575,054	3,114,254
Restricted shares subject to repurchase	1,505,891	1,012,752	—
As-if converted shares related to 6.8% Convertible Senior Notes due 2010	—	—	18,756,362

17.     Segment and Major Customers Information

      Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s business

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended		Year Ended		Year Ended
	December 29, 2001		December 28, 2002		December 27, 2003

		Long-lived		Long-lived		Long-lived
	Revenue	Assets	Revenue	Assets	Revenue	Assets

			(In thousands)
United States	$1,503,710	$1,333,978	$1,295,527	$1,207,454	$1,375,663	$1,101,889
Asia Pacific and Japan	916,538	122,901	1,147,745	128,860	1,259,801	129,380
Europe, Middle East and Africa	1,082,261	1,588	1,231,794	891	1,354,421	731
Latin America and other	263,050	144	104,448	284	96,558	157

Total	$3,765,559	$1,458,611	$3,779,514	$1,337,489	$4,086,443	$1,232,157

      Long-lived assets located within the United States consist primarily of goodwill and other intangible assets. Goodwill and other intangible assets within the United States amounted to $1,077.4 million, $960.8 million and $875.6 million as of December 29, 2001, December 28, 2002 and December 27, 2003, respectively. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore.

      Sales to computer equipment manufacturers represented 55.4%, 48.0% and 50.5% of total revenue for the fiscal years 2001, 2002 and 2003, respectively. Sales to distribution channel and retail customers represented 44.6%, 52.0% and 49.5% in fiscal years 2001, 2002 and 2003, respectively. Sales to one customer were 11.3%, 11.5% and 11.0% of revenue in fiscal years 2001, 2002 and 2003, respectively; only one customer represented more than 10% of our sales in those years.

18.     Employee Benefit Plan

401(k) Plan

      The Company maintains a retirement and deferred savings plan for its employees (the “401(k) Plan”) which is intended to qualify as a tax-qualified plan under the Code. The 401(k) Plan is a profit sharing plan which is intended to qualify under section 401(a) of the Internal Revenue Code of 1986, as amended, which includes a cash or deferred arrangement intended to satisfy the requirements of Code section 401(k). The 401(k) Plan has been amended from time to time to comply with applicable laws and regulations. Under the 401(k) Plan, in addition to the Company match, the Company may make discretionary contributions. The

MAXTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s contributions to the 401(k) Plan, for the years ended December 29, 2001, December 28, 2002 and December 27, 2003 were $6.3 million, $6.9 million and $5.7 million, respectively. All amounts contributed by participants and the Company, along with earnings on such contributions are fully vested at all times.

19.     Related Party Transaction

      In 2003, the Company sold an aggregate of approximately $75.0 million of goods to Solectron Corporation and purchased an aggregate of approximately $3.4 million of goods and services from Solectron. The Company’s accounts receivable and accounts payable balances for Solectron were $13.7 million and $2.2 million, respectively, as of December 27, 2003. A director of the Company is also the Chief Executive Officer and a director of Solectron.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Maxtor Corporation:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Maxtor Corporation and its subsidiaries at December 28, 2002 and December 27, 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” effective December 30, 2001.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 9, 2004

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

      There has been no change in our internal control over financial reporting during the quarter ended December 27, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item with respect to identification of directors is incorporated by reference to the information contained in the section captioned “Election of Directors” in the Proxy Statement. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1of this report. Information with respect to Items 405 and 406 of Regulation S-K is incorporated by reference to the information contained in the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1, Election of Directions — Corporate Governance and Board Committees” in the Proxy Statement.

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

Item 14.     Principal Accounting Fees and Services

      The information required by this Item is incorporated herein by reference to the information contained in the section captioned “Ratification of Appointment of Independent Auditors” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

(1)-(2) Financial Statements and Financial Statement Schedules — See Index to Consolidated Financial Statements under Item 8 on page 53 of this report.

(3) Exhibits. See Index to Exhibits on pages 101 to 106 hereof.

      (b) Reports on Form 8-K.

      Maxtor filed a Current Report on Form 8-K on October 21, 2003, in which it reported financial results for the third fiscal quarter ended September 27, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 11th day of March, 2004.

MAXTOR CORPORATION
(Registrant)

By:	/s/ PAUL J. TUFANO

Paul J. Tufano
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL J. TUFANO Paul J. Tufano	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2004

/s/ ROBERT L. EDWARDS Robert L. Edwards	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2004

/s/ CHONG SUP PARK Dr. Chong Sup Park	Chairman of the Board	March 10, 2004

/s/ CHARLES M. BOESENBERG Charles M. Boesenberg	Director	March 10, 2004

/s/ MICHAEL R. CANNON Michael R. Cannon	Director	March 10, 2004

/s/ CHARLES F. CHRIST Charles F. Christ	Director	March 10, 2004

/s/ CHARLES HILL Charles Hill	Director	March 10, 2004

/s/ ROGER W. JOHNSON Roger W. Johnson	Director	March 10, 2004

/s/ GREGORY E. MYERS Gregory E. Myers	Director	March 10, 2004

MAXTOR CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charged to
		Cost,
	Balance at	Expenses					Balance at
	Beginning	and Other					End of
Fiscal Year Ended	of Period	Accounts	Deductions		Other		Period

	(In thousands)
2003
Allowance for doubtful accounts	$18,320	$(2,000)	$5,100	(1)	$—		$11,220
Revenue reserves	$82,878	$525,329	$525,399	(3)	$—		$82,809
Valuation allowance for deferred tax assets	$384,353	$(6,603)	$—		$—		$377,750
2002
Allowance for doubtful accounts	$21,638	$(1,000)	$2,318	(1)	$—		$18,320
Revenue reserves	$102,332	$339,266	$358,720	(3)	$—		$82,878
Valuation allowance for deferred tax assets	$372,063	$12,290	$—		$—		$384,353
2001
Allowance for doubtful accounts	$15,148	$7,200	$710	(1)	$—		$21,638
Revenue reserves	$44,254	$301,641	$303,823	(3)	$60,260	(2)	$102,332
Valuation allowance for deferred tax assets	$230,746	$141,317	$—		$—		$372,063

(1)	Deductions represent recoveries of previously reserved balances and write-offs of fully reserved balances for which collection efforts have been exhausted.

(2)	Reflects reserves acquired from the acquisition of Quantum HDD in 2001.

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

(3) Represents actual returns and allowances.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1(10)	Restated Certificate of Incorporation of Registrant.
3.2(11)	Certificate of Correction to the Restated Certificate of Incorporation of Registrant.
3.3(12)	Amended and Restated Bylaws of Registrant, dated March 12, 2001.
3.4(13)	Certificate of Merger as filed with the Secretary of State of State of Delaware on April 2, 2001.
4.1(5)	Stockholder Agreement dated June 25, 1998.
4.2(14)	Reimbursement Agreement between Registrant and Quantum Corporation, dated April 2, 2001, together with the Third Supplemental Trust Indenture dated April 2, 2001, the Second Supplemental Trust Indenture dated August 4, 1999, the Supplemental Trust Indenture dated August 1, 1997, and the Indenture dated August 1, 1997.
4.3(20)	Indenture between Registrant and U.S. Bank National Association, dated as of May 7, 2003.
4.4(20)	Resale Registration Rights Agreement between Registrant, Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of May 7, 2003.
10.1(7)	Form of Indemnification Agreement between Registrant and Registrant’s directors and officers.**
10.2(5)	Indenture dated as of March 1, 1987 between Registrant and Security Pacific National Bank, as Trustee.
10.3(2)	Amendment to the Financing Agreement among Registrant and the CIT Group/ Business Credit, Inc., dated October 17, 1995.
10.4(4)	Employment Agreement between Michael R. Cannon and Registrant, dated June 17, 1996.**
10.5(4)	Employment Agreement between Paul J. Tufano and Registrant, dated July 12, 1996.**
10.6(5)	Employment Agreement between Philip Duncan and Registrant dated July 15, 1996.**
10.7(5)	Employment Agreement between K.H. Teh and Registrant, dated March 23, 1997.**
10.8(5)	Lease Agreement between Milpitas Oak Creek Delaware, Inc. and Registrant dated as of February 23, 1998.
10.9(5)	Land Lease between Housing Development Board and Maxtor Singapore Limited dated as of March 8, 1991.
10.10(5)	Sublicense Agreement between Hyundai Electronics Industries Co., Ltd., and Registrant dated as of January 1, 1996.
10.11(5)	Tax Allocation Agreement dated as of July 21, 1995 among Hyundai Electronics America (n/k/a Hynix Semiconductor America Inc.), Registrant and certain other subsidiaries.
10.12(5)	Tax Indemnification Agreement and Amendment to Tax Allocation Agreement dated June 26, 1998.
10.13(5)	Indemnity Agreement between Hyundai Electronics Industries Co., Ltd. and Registrant dated June 25, 1998.
10.14(5)	License Agreement between Registrant and Hyundai Electronics Industries Co., Ltd. dated June 25, 1998.
10.15(5)	1998 Restricted Stock Plan.**
10.16(5)	Form of Restricted Stock Grant Agreement.**
10.17(5)	Chief Executive Officer Retention Agreement dated as of May 29, 1998 between Registrant and Michael R. Cannon.**
10.18(5)	Retention Agreement dated as of May 29, 1998 between Registrant and Paul J. Tufano.**
10.19(5)	Form of Retention Agreement between Registrant and Executive Officers.**

Exhibit
Number	Description

10.20(6)	Purchase and Sale Agreement, dated as of July 31, 1998, between Registrant and Maxtor Receivables Corporation.
10.21(6)	Receivables Purchase Agreement, dated as of July 31, 1998, among Maxtor Receivables Corporation, Registrant, BlueKeel Funding LLC and Fleet National Bank.
10.22(8)	Executive Retention Incentive Agreement between Michael R. Cannon and Registrant dated June 25, 1999.**
10.23(8)	Promissory Note between Michael R. Cannon and Registrant dated June 23, 1999.**
10.24(9)	Executive Retention Incentive Agreement and Promissory Note between Registrant and Paul J. Tufano, dated October 18, 1999.**
10.25(8)	Capital Assistant Scheme Loan Agreement between Maxtor Peripherals (S) Pte Ltd. and the Economic Development Board of Singapore dated September 9, 1999.
10.26(8)	Guarantee Facility Agreement between Maxtor Peripherals (S) Pte Ltd. and the Bank of Nova Scotia, Singapore branch dated August 31, 1999.
10.27(9)	Lease Agreement for Premises Located at 2452 Clover Basin Drive, Longmont, Colorado, between Registrant, as Tenant, and Pratt Land Limited Liability Company, as Landlord, dated October 28, 1999.
10.28(9)	Forms of Executive Retention Incentive Agreement and Promissory Note Between Registrant and Pantelis Alexopoulos, Michael D. Cordano, Phillip C. Duncan, Misha Rozenberg, Glenn H. Stevens, K.H. Teh and Michael J. Wingert, each dated November 19, 1999.**
10.29(12)	1998 Employee Stock Purchase Plan.**
10.30(10)	Form of Tax Opinion Insurance Policy.
10.31(14)	Form of Tax Opinion Insurance Policy Rider.
10.32(14)	Option to Purchase Shares of Stock by and between Hynix Semiconductor America, Inc. and Registrant.
10.33(15)	Master Agreement between Matsushita Kotobuki Electronics Industries, Ltd., and Registrant dated April 2, 2001.*
10.34(15)	Purchase Agreement between Matsushita Kotobuki Electronics Industries, Ltd., and Registrant dated April 2, 2001.*
10.35(13)	Separation and Redemption Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.
10.36(13)	Tax Sharing and Indemnity Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.
10.37(13)	Transitional Services Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.
10.38(13)	Intellectual Property Agreement dated as of April 2, 2001 by and between Quantum Corporation and Insula Corporation.
10.39(13)	Indemnification Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.
10.40(13)	Real Estate Matters Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.
10.41(13)	General Assignment and Assumption Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.
10.42(15)	Amendment to Liquidity Agreement dated June 30, 2001, among Registrant, Blue Keel Funding, LLC, the Liquidity Institutions and Fleet National Bank.

Exhibit
Number	Description

10.43(16)	Lease Amendment and Novation Agreement made as of August 31, 2001, by and between FortuneFirst, LLC, Hynix Semiconductor America Inc., and MMC Technology, Inc.
10.44(16)	Termination of Lease Agreement made effective as of September 20, 2001, by and between Pratt Land Limited Liability Company and Registrant.
10.45(16)	Guaranty made as of September 2, 2001, by Registrant to and for the benefit of CIT Technologies Corporation.
10.46(16)	$12,273,650.11 Promissory Note of MMC Technology, Inc. in favor of Hynix Semiconductor America Inc. and assumed by Registrant dated September 2, 2001.
10.47(16)	$2,000,000 Promissory Note of Hyundai Electronics America (n/k/a Hynix Semiconductor America Inc.) in favor of Registrant dated January 5, 2001.
10.48(12)	Employment Offer Letter from Registrant to Michael J. Wingert dated October 31, 2001.**
10.49(12)	Forms of First Amendment to Executive Retention Incentive Agreement and Amended Restated Promissory Note Between Registrant and Pantelis Alexopoulos, Michael D. Cordano, Phillip C. Duncan, Misha Rozenberg, Glenn H. Stevens, K.H. Teh, Paul J. Tufano, Michael J. Wingert, David Beaver and Michael R. Cannon, each dated as of November 1, 2001.**
10.50(12)	First Amendment to Purchase Agreement between Matsushita Kotobuki Electronics Industries, Ltd. and Registrant dated as of November 2, 2001.
10.51(12)	Amended and Restated Receivables Purchase Agreement, dated as of November 15, 2001, among Maxtor Receivables Corporation, Registrant, the Purchasers, the Committed Purchasers, the Agents and Fleet National Bank.
10.52(12)	First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of February 15, 2002, among Maxtor Receivables Corporation, Registrant, the Purchasers, the Committed Purchasers, the Agents and Fleet National Bank.
10.53(12)	Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of March 15, 2002, among Maxtor Receivables Corporation, Registrant, the Conduit Purchasers, the Committed Purchasers, the Agents and Fleet National Bank.
10.54(17)	Form of Second Amendment to Executive Retention Agreement between Registrant and Pantelis S. Alexopoulos, Michael D. Cordano, Phillip C. Duncan, Michael J. Wingert, David L. Beaver, Misha Rozenberg and Glenn H. Stevens, each dated as of May 24, 2002.**
10.55(17)	Third Amendment to Amended and Restated Receivables Purchase Agreement, dated as of May 28, 2002 by and among Registrant, Maxtor Receivables Corporation, the Conduit Purchasers, the Committed Purchasers, the Agents and Fleet National Bank.
10.56(17)	Bank Guarantee Facility of SGD 23,000,000, Amendments to Covenants on Tangible Networth and Consolidated Cash Balance, dated as of June 20, 2002, between the Bank of Nova Scotia, Singapore Branch, and Maxtor Peripherals(s) Pte Ltd.
10.57(17)	Revolving Bank Guarantee Facility of SGD 666,000, Amendments to Covenants on Tangible Networth and Consolidated Cash Balance, dated as of June 20, 2002, between the Bank of Nova Scotia, Singapore Branch and Maxtor Peripherals(s) Pte Ltd.
10.58(18)	Maxtor Corporation Amended and Restated Executive Deferred Compensation Plan effective April 2, 2001.**
10.59(18)	Maxtor Corporation Restricted Stock Unit Plan.**

Exhibit
Number	Description

10.60(18)	Form of Restricted Stock Unit Award Agreement between Registrant and Michael R. Cannon (200,000 Restricted Stock Units), Paul J. Tufano (140,000 Restricted Stock Units), Victor B. Jipson (100,000 Restricted Stock Units), Michael Cordano (70,000 Restricted Stock Units), K.H. Teh (70,000 Restricted Stock Units), Pantelis S. Alexopoulos (70,000 Restricted Stock Units), Phillip C. Duncan (50,000 Restricted Stock Units), Glenn H. Stevens (50,000 Restricted Stock Units), David L. Beaver (50,000 Restricted Stock Units), Misha Rozenberg (50,000 Restricted Stock Units), each dated as of June 10, 2002.**
10.61(18)	Bank Guarantee Facility of SGD 17,250,000, Waiver of the Consolidated Tangible Net Worth Covenant for 3rd Quarter Ended 28 September 2002, dated as of October 22, 2002, by and among the Bank of Nova Scotia and Maxtor Peripherals(s) Pte Ltd.
10.62(18)	Revolving Bank Guarantee Facility of SGD 666,000, Waiver of the Consolidated Tangible Net Worth Covenant for 3rd Quarter Ended 28 September 2002, dated as of October 22, 2002, by and among the Bank of Nova Scotia and Maxtor Peripherals(s) Pte Ltd.
10.63(18)	Fourth Amendment to Amended and Restated Receivables Purchase Agreement and Amendment to Fee Letter, dated as of November 5, 2002, by and among Maxtor Receivables Corporation, Registrant, the Committed Purchasers, the Conduit Purchasers, the Agents, and Fleet National Bank.
10.64(18)	Amendment to Liquidity Agreement, dated as of November 5, 2002 by and among Blue Keel Funding, LLC, the Liquidity Institutions, and Fleet National Bank.
10.65(18)	Waiver, dated as of October 21, 2002, by and among Registrant, Maxtor Receivables Corporation, the Conduit Purchasers, the Committed Purchasers, the Agents, and Fleet National Bank.
10.66(19)	Maxtor Corporation Amended and Restated 1996 Stock Option Plan.**
10.67(19)	Fifth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of December 13, 2002 by and among Registrant, Maxtor Receivables Corporation, the Committed Purchasers, and Fleet National Bank.
10.68(19)	Repurchase Agreement dated as of December 31, 2002 by and among Registrant, Maxtor Receivables Corporation, the Purchasers, and Fleet National Bank.
10.69(19)	Bank Guarantee Facility of SGD 17,250,000, Deletion of Consolidated Tangible Net Worth Covenant dated as of January 29, 2003, by and among the Bank of Nova Scotia and Maxtor Peripherals(s) Pte Ltd.
10.70(19)	Revolving Bank Guarantee Facility, Increase in limit from SGD 660,000 to SGD 1,200,000, and Deletion of Consolidated Tangible Net Worth Covenant dated as of January 29, 2003, by and among the Bank of Nova Scotia and Maxtor Peripherals(s) Pte Ltd.
10.71(19)	Extension of Master Business Agreement Dated April 30, 1998, between Registrant and Texas Instruments Incorporated, as accepted and agreed to on December 13, 2002.
10.72(19)	Standard Volume Purchase Agreement between Registrant, Agere Systems, Inc., and Agere Systems Singapore Pte. Ltd., effective as of January 1, 2002.*
10.73(19)	Second Amendment to Purchase Agreement between Matsushita Kotobuki Electronics Industries, Ltd. and Registrant, dated February 5, 2003.
10.74(20)	Employment Offer Letter from Registrant to Paul J. Tufano, dated February 24, 2003.**
10.75(20)	Master Financing Agreement between Maxtor Technology (Suzhou) Co., Ltd., Bank of China Suzhou Branch and Bank of China Suzhou Industrial Park Sub-branch, dated as of April 15, 2003.

Exhibit
Number	Description

10.76(20)	Contract for Transfer of the Right to the Use of Land in Respect to 222,700.82 Square Meters of Land Located at Su Hong Dong Road, Suzhou Industrial Park between China-Singapore Suzhou Industrial Park Development Co., Ltd. and Maxtor Technology (Suzhou) Co., Ltd., dated as of February 12, 2003.
10.77(21)	U.S. $100,000,000 Receivables Loan and Security Agreement among Maxtor Funding LLC, Registrant, Merrill Lynch Commercial Finance Corp., Radian Reinsurance Inc., and U.S. Bank National Association, dated as of May 9, 2003.
10.78(21)	Purchase and Contribution Agreement between Registrant and Maxtor Funding Corporation LLC, dated as of May 9, 2003.
10.79(23)	Employment Offer Letter from Registrant to Keyur A. Patel, dated June 16, 2003.**
10.80(22)	First Amendment to U.S. $100,000,000 Receivables Loan and Security Agreement among Maxtor Funding LLC, Registrant, Merrill Lynch Commercial Finance Corp., Merrill Lynch Commercial Finance Corp., Radian Reinsurance Inc., and U.S. Bank National Association, dated as of July 21, 2003.
10.81(23)	Employment Offer Letter and related documentation from Registrant to Robert L. Edwards, dated July 23, 2003.**
10.82(23)	Letter of Guarantee from Oversea-Chinese Banking Corporation Limited to Maxtor Peripherals (S) Pte Ltd, dated July 29, 2003.
10.83(22)	Second Amendment to U.S. $100,000,000 Receivables Loan and Security Agreement among Maxtor Funding LLC, Registrant, Merrill Lynch Commercial Finance Corp., Merrill Lynch Commercial Finance Corp., Radian Reinsurance Inc., and U.S. Bank National Association, dated as of August 7, 2003.
10.84(22)	First Amendment to Purchase and Contribution Agreement between Registrant and Maxtor Funding LLC, dated as of August 7, 2003.
10.85(23)	Form of Amendment of Restricted Stock Unit Award Agreement between Registrant and Pantelis S. Alexopoulos (70,000 Restricted Stock Units), David L. Beaver (50,000 Restricted Stock Units), Michael Cordano (70,000 Restricted Stock Units), Phillip C. Duncan (50,000 Restricted Stock Units), Misha Rozenberg (50,000 Restricted Stock Units), Glenn H. Stevens (50,000 Restricted Stock Units), and K.H. Teh (70,000 Restricted Stock Units), and Paul J. Tufano (100,000 Restricted Stock Units; 140,000 Restricted Stock Units), each dated as of September 2, 2003.**
10.86(23)	Loan Agreement between Maxtor Peripherals (S) Pte Ltd and the Singapore Economic Development Board, dated September 3, 2003.
10.87	Maxtor Corporation Executive Retention and Severance Plan.**
10.88	Maxtor Corporation Restricted Stock Unit Plan (as amended and restated).**
10.89	Forbearance Agreement dated as of March 10, 2004 by and among Radian Reinsurance Inc., Maxtor Funding LLC, Registrant, Merrill Lynch Commercial Finance Corp. and U.S. Bank National Association.
12.1	Statement regarding Computation of Ratio.
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Paul J. Tufano, President and Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

31.2	Certification of Robert L. Edwards, Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Paul J. Tufano, President and Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert L. Edwards, Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit (or portions thereof) has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

**	Management contract, or compensatory plan or arrangement.

(1)	Incorporated by reference to Schedule 14A filed July 14, 1995.

(2)	Incorporated by reference to exhibits of Form 10-Q filed February 14, 1996.

(3)	Incorporated by reference to exhibits of Form 8-K filed June 28, 1996.

(4)	Incorporated by reference to exhibits of Form 10-K filed March 27, 1997.

(5)	Incorporated by reference to exhibits to registration statement on Form S-1, File No. 333-56099, filed June 5, 1998, as amended.

(6)	Incorporated by reference to exhibits of Form 10-Q filed November 10, 1998.

(7)	Incorporated by reference to exhibits of registration statement on Form S-3, File No. 333-69307, filed December 21, 1998, as amended.

(8)	Incorporated by reference to exhibits of Form 10-Q filed November 16, 1999.

(9)	Incorporated by reference to exhibits of Form 10-K filed March 29, 2000.

(10)	Incorporated by reference to exhibits of registration statement on Form S-4, File No. 333-51592, filed December 11, 2000, as amended.

(11)	Incorporated by reference to exhibit of Form 8-K filed March 2, 2001.

(12)	Incorporated by reference to exhibits of Form 10-K filed March 30, 2001, as amended.

(13)	Incorporated by reference to exhibits of Form 8-K filed April 17, 2001.

(14)	Incorporated by reference to exhibits to registration statement on Form S-3, File No. 333-61770, filed May 29, 2001, as amended.

(15)	Incorporated by reference to exhibits of Form 10-Q filed August 14, 2001, as amended.

(16)	Incorporated by reference to exhibits of Form 10-Q filed November 13, 2001.

(17)	Incorporated by reference to exhibits of Form 10-Q filed August 13, 2002.

(18)	Incorporated by reference to exhibits of Form 10-Q filed November 12, 2002.

(19)	Incorporated by reference to exhibits of Form 10-K filed March 28, 2003.

(20)	Incorporated by reference to exhibits of Form 10-Q filed May 13, 2003.

(21)	Incorporated by reference to exhibits of Form S-3 filed June 24, 2003.

(22)	Incorporated by reference to exhibits of Form 10-Q filed August 12, 2003.

(23)	Incorporated by reference to exhibits of Form 10-Q filed November 12, 2003.