Form 10-Q
period 2004-03-27
MAXTOR CORP
filed 2004-05-06
CIK 711039

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 27, 2004

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

     As of April 29, 2004, 247,321,877 shares of the registrant’s Common Stock, $.01 par value, were issued and outstanding.

MAXTOR CORPORATION

FORM 10-Q

March 27, 2004

PART I.     FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

MAXTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 27,	December 27,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$443,661	$530,816
Restricted cash	45,666	37,154
Marketable securities	46,236	44,543
Restricted marketable securities	41,930	42,337
Accounts receivable, net of allowance of doubtful accounts of $8,801 at March 27, 2004 and $11,220 at December 27, 2003	471,846	540,943
Other receivables	45,852	37,964
Inventories	228,139	218,011
Prepaid expenses and other	34,254	38,301

Total current assets	1,357,584	1,490,069
Property, plant and equipment, net	354,773	342,679
Goodwill	813,951	813,951
Other intangible assets, net	40,783	61,619
Other assets	13,231	13,908

Total assets	$2,580,322	$2,722,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$22,045	$77,037
Accounts payable	694,977	730,056
Accrued and other liabilities	367,981	454,388
Liabilities of discontinued operations	807	1,487

Total current liabilities	1,085,810	1,262,968
Deferred taxes	196,455	196,455
Long-term debt, net of current portion	377,840	355,809
Other liabilities	181,580	186,485

Total liabilities	1,841,685	2,001,717
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 260,540,360 shares issued and 247,294,622 shares outstanding at March 27, 2004 and 259,246,819 shares issued and 246,001,081 shares outstanding at December 27, 2003	2,605	2,592
Additional paid-in capital	2,419,821	2,410,082
Deferred stock-based compensation	—	(110)
Accumulated deficit	(1,628,757)	(1,637,920)
Cumulative other comprehensive income	9,907	10,804
Treasury stock (13,245,738 shares) at cost	(64,939)	(64,939)

Total stockholders’ equity	738,637	720,509

Total liabilities and stockholders’ equity	$2,580,322	$2,722,226

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended

	March 27, 2004	March 29, 2003

	(Unaudited)
Net revenues	1,019,688	938,889
Cost of revenues	864,625	767,042

Gross profit	155,063	171,847
Operating expenses:
Research and development	84,770	86,661
Selling, general and administrative	32,514	31,932
Amortization of intangible assets	20,836	20,562

Total operating expenses	138,120	139,155

Income from operations	16,943	32,692
Interest expense	(8,832)	(5,422)
Interest income	1,288	1,208
Other gain	38	207

Income before income taxes	9,437	28,685
Provision for income taxes	274	1,277

Net income	$9,163	$27,408

Net income per share — basic	$0.04	$0.11
Net income per share — diluted	$0.04	$0.11
Shares used in per share calculation
— basic	246,590,255	243,634,139
— diluted	256,960,154	246,866,117

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 27,	March 29,
	2004	2003

	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income	$9,163	$27,408
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,107	41,942
Amortization of intangible assets	20,836	20,562
Stock-based compensation expense	144	273
Loss on sale of property, plant and equipment and other assets	353	2,308
Gain on retirement of bond	—	(111)
Change in assets and liabilities:
Accounts receivable	69,097	38,404
Other receivables	(7,888)	5,015
Inventories	(10,128)	(41,528)
Prepaid expenses and other assets	3,910	(8,992)
Accounts payable	(32,177)	(18,232)
Accrued and other liabilities	(91,312)	(22,898)

Net cash provided by (used in) operating activities from continuing operations	(1,895)	44,151
Net cash flow used in discontinued operations	(680)	(4,744)

Net cash provided by (used in) operating activities	(2,575)	39,407

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	720	103
Purchase of property, plant and equipment	(52,176)	(20,609)
Decrease (increase) in restricted cash	(8,512)	2,739
Proceeds from sale of marketable securities	12,920	17,357
Purchase of marketable securities	(14,289)	(13,886)

Net cash used in investing activities	(61,337)	(14,296)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, including short-term borrowings	24,655	—
Principal payments of debt including short-term borrowings	(3,391)	(4,622)
Principal payments under capital lease obligations	(4,225)	(7,132)
Payment of receivable-backed borrowing	(50,000)	—
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	9,718	8,865

Net cash used in financing activities	(23,243)	(2,889)

Net change in cash and cash equivalents	(87,155)	22,222
Cash and cash equivalents at beginning of period	530,816	306,444

Cash and cash equivalents at end of period	$443,661	$328,666

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,168	$7,370
Income taxes	$2,146	$1,551
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$2,966	$3,287
Retirement of debt in exchange for bond redemption	$5,000	$5,000
Change in unrealized gain (loss) on investments	$(897)	$1,711
Purchase of property, plant and equipment financed by capital lease obligations	$—	$2,826

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation (“Maxtor” or the “Company”) and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 2003 incorporated in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates and such differences could be material.

Recent Accounting Pronouncements

      In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-6, “Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share.” EITF Issue No. 03-6 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. The Company is currently evaluating the provisions of EITF 03-6 to determine the impact, if any, on its computation of EPS.

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 28 (“FIN 28”), “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an Interpretation of APB 15 and APB 25.”

      The Company accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Investments that are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

      The following pro forma net income (loss) information for Maxtor’s stock options and employee stock purchase plan has been prepared following the provisions of SFAS 123 (in thousands, except per share data):

	Three Months Ended

	March 27,	March 29,
	2004	2003

Net income applicable to common stockholders, as reported	$9,163	$27,408
Add: Stock-based employee compensation expense included in reported net income	144	273
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	5,491	5,523

Pro forma net income	$3,816	$22,158

Net income per share
As reported — basic	$0.04	$0.11
Pro forma — basic	$0.02	$0.09
As reported — diluted	$0.04	$0.11
Pro forma — diluted	$0.02	$0.09

      The fair value of option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended

	March 27,	March 29,
	2004	2003

Risk-free interest rate	3.02%	2.88%
Weighted average expected life	4.5 years	4.5 years
Volatility	75%	75%
Dividend yield	—	—

      The fair value of employee stock purchase plan option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended

	March 27,	March 29,
	2004	2003

Risk-free interest rate	1.01%	1.12%
Weighted average expected life	0.5 years	0.5 years
Volatility	76%	75%
Dividend yield	—	—

      No dividend yield is assumed as the Company has not paid dividends and has no plans to do so.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Calendar

      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, the three month periods ended March 27, 2004 comprised 13 weeks, as did the three months ended March 29, 2003. The current fiscal year ends on December 25, 2004. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

2.	Supplemental Financial Data

	March 27,	December 27,
	2004	2003

	(In thousands)
Inventories:
Raw materials	$54,002	$56,132
Work-in-process	36,106	44,650
Finished goods	138,031	117,229

	$228,139	$218,011

Prepaid expenses and other:
Investments in securities, at fair value	$14,592	$15,536
Prepaid expenses and other	19,662	22,765

	$34,254	$38,301

Property, plant and equipment, at cost:
Buildings	$161,115	$152,381
Machinery and equipment	630,505	608,735
Software	80,690	79,682
Furniture and fixtures	27,145	26,583
Leasehold improvements	86,789	86,430

	$986,244	$953,811
Less accumulated depreciation and amortization	(631,471)	(611,132)

Net property, plant and equipment	$354,773	$342,679

Accrued and other liabilities:
Income taxes payable	$22,183	$23,763
Accrued payroll and payroll-related expenses	70,340	132,967
Accrued warranty	191,325	209,426
Restructuring liabilities, short-term	10,684	9,096
Accrued expenses	73,449	79,136

	$367,981	$454,388

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 27,	December 27,
	2004	2003

	(In thousands)
Other liabilities
Tax indemnification liability	$135,245	$135,559
Restructuring liabilities, long-term	39,618	43,517
Other	6,717	7,409

	$181,580	$186,485

      Depreciation and amortization expense of property, plant and equipment for the periods ended March 27, 2004 and March 29, 2003 was $36.1 million and $41.9 million, respectively. Total property, plant and equipment recorded under capital leases was $38.2 million as of March 27, 2004. Total accumulated depreciation under capital leases was $16.4 million as of March 27, 2004.

3.	Goodwill and Other Intangible Assets

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

      The Company ceased amortizing goodwill totaling $846.0 million as of the adoption date, including $31.1 million, net of accumulated amortization, of acquired workforce intangibles previously classified as purchased intangible assets. Subsequent to the decision to shut down the manufacture and sales of NSG products, the Company wrote off goodwill related to the NSG operations of $32.0 million. As of March 27, 2004, goodwill amounted to $814.0 million.

      Purchased intangible assets are carried at cost less accumulated amortization. The Company evaluated its intangible assets and determined that all such assets have determinable lives. Amortization is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on purchased intangible assets to be $15.2 million in the remainder of fiscal 2004, $20.2 million in fiscal 2005 and $5.4 million in fiscal 2006, at which time purchased intangible assets will be

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fully amortized. Amortization of other intangible assets was $20.8 million and $20.6 million for the three months ended March 27, 2004 and March 29, 2003, respectively.

		March 27, 2004			December 27, 2003

	Useful	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(In thousands)			(In thousands)
Goodwill		$813,951	—	$813,951	$813,951	—	$813,951

Quantum HDD
Existing Technology
Core technology	5	$96,700	$(58,020)	$38,680	$96,700	$(53,185)	$43,515
Consumer electronics	3	8,900	(8,900)	—	8,900	(8,158)	742
High-end	3	75,500	(75,500)	—	75,500	(69,208)	6,292
Desktop	3	105,000	(105,000)	—	105,000	(96,250)	8,750
MMC Technology
Existing technology	5	4,350	(2,247)	2,103	$4,350	$(2,030)	$2,320

Total other intangible assets		$290,450	$(249,667)	$40,783	$290,450	$(228,831)	$61,619

      In accordance with SFAS 142, the Company completed its annual impairment review as of December 27, 2003. The Company found no instances of impairment of the recorded goodwill and accordingly no impairment was recorded.

4.	Short-term Borrowings and Long-term Debt

      Short-term borrowings and long-term debt consist of the following (in thousands):

	March 27,	December 27,
	2004	2003

6.8% Convertible Senior Notes due 2010	$230,000	$230,000
5.75% Subordinated Debentures due March 1, 2012	59,352	59,352
Manufacturing Facility Loan, Suzhou, China	30,000	15,000
Economic Development Board of Singapore Loans	30,784	24,138
Mortgages	33,782	34,164
Equipment Loans and Capital Leases	15,967	20,192
Receivable-backed Borrowing	—	50,000

	399,885	432,846
Less amounts due within one year	(22,045)	(77,037)

	$377,840	$355,809

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In April 2003, the Company obtained credit lines with the Bank of China for up to $133 million to be used for the construction and working capital requirements of the manufacturing facility being established in Suzhou, China. These lines of credit are U.S.-dollar-denominated and are drawable until April 2007. Maxtor Technology Suzhou (“MTS”) has drawn down $30 million as of March 2004. Borrowings under these lines of credit are collateralized by the facilities being established in Suzhou, China, and bear interest at LIBOR plus 50 basis points (subject to adjustments to 60 basis points). The borrowings are repayable in eight semi-annual installments commencing October 2007, except for $30 million initially repayable in April 2013; in March 2004, the Company and the Bank of China amended the loan to provide that the $30 million would be repaid in two installment payments of $15 million in October 2008 and April 2009, respectively. MTS is required to maintain a liability to assets ratio as detailed in the line of credit agreement starting in fiscal 2004; the Company was in compliance with the ratio as of March 27, 2004.

      In September 1999, Maxtor Peripherals (S) Pte Ltd entered into a four-year Singapore dollar denominated loan agreement with the Economic Development Board of Singapore (the “Board”), which was amortized in seven equal semi-annual installments ending March 2004. As of March 27, 2004, the remaining balance of $3.4 million was paid in full.

      In September 2003, Maxtor Peripherals (S) Pte Ltd. entered into a second four-year 52 million Singapore dollar loan agreement with the Board at 4.25% which is amortized in seven equal semi-annual installments ending December 2007. As of March 27, 2004, the balance was 52.0 million Singapore dollars, equivalent to $30.8 million. This loan is supported by a guaranty from a bank. Cash is currently provided as collateral for this guaranty; however, the Company may at its option substitute other assets as security.

      In connection with the acquisition of the Quantum HDD business, the Company acquired real estate and related mortgage obligations. The term of the mortgages is ten years, at an interest rate of 9.2%, with monthly payments based on a twenty-year amortization schedule, and a balloon payment at the end of the 10-year term, which is September 2006. The outstanding balance at March 27, 2004 was $33.8 million.

      As of March 27, 2004, the Company had capital leases totaling $16.0 million. These obligations include certain leases assumed in connection with the September 2001 acquisition of MMC Technology, Inc. These capital leases have maturity dates through September 2006 and interest rates averaging 8.6%.

      On May 9, 2003, the Company entered into a two-year receivable-backed borrowing arrangement of up to $100 million with certain financial institutions. In the arrangement the Company used a special purpose subsidiary to purchase and hold all of our U.S. and Canadian accounts receivable. This special purpose subsidiary had borrowing authority up to $100 million collateralized by the U.S. and Canadian accounts

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable. The special purpose subsidiary was consolidated for financial reporting purposes. The transactions under the arrangement were accounted for as secured borrowing and accounts receivables, and the related short-term borrowings, if any, remain on our consolidated balance sheet. As of March 9, 2004, the dilution to liquidation ratio for this facility exceeded the agreed upon threshold. The lenders under the facility agreed to forbear from exercising remedies for noncompliance with this ratio through March 31, 2004 and in return, the Company agreed to apply all collections of receivables to the repayment of the outstanding facility until repaid in full. As of March 27, 2004, the Company had no borrowing under this facility. On April 2, 2004, this agreement was terminated by all parties involved.

5.	Guarantees

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

Accrued Warranty

      The Company generally warrants its products against defects in materials and workmanship for varying lengths of time. The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair of the hard drive and the warranty periods generally range from one to five years. The Company has comprehensive processes that it uses to estimate accruals for warranty exposure. The processes include specific detail on hard drives in the field by product type, estimated failure rates and costs to repair or replace. Although the Company believes it has the continued ability to reasonably estimate warranty expenses, unforeseeable changes in factors used to estimate the accrual for warranty could occur. These unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the three months ended March 27, 2004 and March 29, 2003 were as follows (in thousands):

	Three Months Ended

	March 27,	March 29,
	2004	2003

Balance at the beginning of the period	$209,426	$278,713
Charges to operations	39,431	60,824
Settlements	(56,507)	(49,035)
Changes in estimates, primarily expirations	(1,025)	(23,919)

Balance at the end of the period	$191,325	$266,583

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Quantum HDD Acquisition

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

      The following table summarizes the activity related to the merger-related restructuring costs as of March 27, 2004:

		Severance
	Facility	and	Other
	Costs	Benefits	Costs	Total

		(In millions)
Provision at April 2, 2001	$59.1	$29.2	$12.7	$101.0
Amounts paid	(0.9)	(15.5)	(12.7)	(29.1)

Balance at December 29, 2001	58.2	13.7	—	71.9
Amounts paid	(4.5)	(13.7)	—	(18.2)

Balance at December 28, 2002	53.7	—	—	53.7
Amounts paid	(8.5)	—	—	(8.5)

Balance at December 27, 2003	45.2	—	—	45.2
Amounts paid	(1.9)	—	—	(1.9)

Balance at March 27, 2004	$43.3	$—	$—	$43.3

      The balance remaining in the facilities exit accrual is expected to be paid over several years, based on the underlying lease agreements. The merger-related restructuring accrual is included within the balance sheet captions of Accrued and other liabilities and Other liabilities.

7.	Discontinued Operations

      On August 15, 2002, the Company announced its decision to shut down its Network Systems Group (“NSG”) and cease the manufacturing and sale of its MaxAttachTM branded network attached storage products. The discontinuance of the NSG operations represents the abandonment of a component of an entity as defined in paragraph 47 of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company’s financial statements have been presented to reflect NSG as a discontinued operation for all periods presented. Its liabilities (no remaining assets) have been segregated from continuing operations in the accompanying consolidated balance sheets. There were no results from discontinued operations for the three months ended March 27, 2004 and March 29, 2003. The remaining liabilities of the NSG discontinued operations as of March 27, 2004 were $0.8 million relating to warranty, returns and other miscellaneous expenses.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Restructuring

      During the year ended December 28, 2002, the Company recorded a restructuring charge of $9.5 million associated with closure of one of its facilities located in California. The amount comprised $8.9 million of future non-cancelable lease payments, which are expected to be paid over several years based on the underlying lease agreement, and the write-off of $0.6 million in leasehold improvements. The restructuring accrual is included on the balance sheet within accrued and other liabilities with the balance of $7.0 million after cash payments of $0.4 million during the three months ended March 27, 2004.

9.	Net Income Per Share

      In accordance with the disclosure requirements of Statements of Financial Accounting Standards No. 128, “Earnings per Share” a reconciliation of the numerator and denominator of the basic and diluted net loss per share calculations is provided as follows (in thousands, except share and per share amounts):

	Three Months Ended

	March 27, 2004	March 29, 2003

Numerator — Basic and Diluted
Net income	$9,163	$27,408

Net income available to common stockholders	$9,163	$27,408

Denominator
Basic weighted average common shares outstanding	246,590,255	243,634,139
Effect of dilutive securities:
Common stock options	10,304,899	3,135,070
Restricted shares subject to repurchase	65,000	96,908

Diluted weighted average common shares	256,960,154	246,866,117

Net income per share — basic	$0.04	$0.11

Net income per share — diluted	$0.04	$0.11

      As-if convertible shares and interest expense related to the 6.8% convertible senior notes due 2010 were excluded from the calculation, as the effect was anti-dilutive. The following number of common stock options and as-if converted shares were excluded from the computation of diluted net income per share as the effect was anti-dilutive:

	Three Months Ended

	March 27,	March 29,
	2004	2003

Common stock options	2,880,733	17,747,072
As-if converted shares related to 6.8% Convertible Senior Notes due 2010	18,756,362	—

10.	Comprehensive Income

      Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Cumulative other comprehensive income, as presented in the accompanying consolidated balance sheets, consists of the net unrealized gains (losses) on available-for-sale securities, net of tax, if any.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total comprehensive income for the three months ended March 27, 2004 and March 29, 2003, is presented in the following table (in thousands):

	Three Months Ended

	March 27,	March 29,
	2004	2003

Net income	$9,163	$27,408
Unrealized gain (loss) on investments in securities	(865)	1,799
Less: reclassification adjustment for gain included in net income	32	88

Comprehensive income	$8,266	$29,119

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

      Sales to original equipment manufacturers (“OEMs”) for the three months ended March 27, 2004 represented 55.2% of total revenue, compared to 42.5% of total revenue for the corresponding period in fiscal year 2003. Sales to the distribution and retail channels for the three months ended March 27, 2004 represented 44.8% of total revenue, compared to 57.5% of total revenue in the corresponding period in fiscal year 2003. Sales to one customer was over 10% of total revenues in the three months ended March 27, 2004; only one customer represented more than 10% of revenue during this period. No customer represented over 10% of revenues in the three months ended March 29, 2003.

      The Company has a worldwide sales, service and distribution network. Products are marketed and sold through a direct sales force to computer equipment manufacturers, distributors and retailers in the United States, Asia Pacific and Japan, Europe, Middle East and Africa, Latin America and other. Maxtor operations outside the United States primarily consist of its manufacturing facilities in Singapore that produce subassemblies and final assemblies for the Company’s disk drive products. Revenue by destination for the three months ended March 27, 2004 and March 29, 2003, respectively, is presented in the following table (in thousands):

	Three Months Ended

	March 27,	March 29,
	2004	2003

United States	$318,647	$303,969
Asia Pacific and Japan	306,837	283,327
Europe, Middle East and Africa	381,234	330,593
Latin America and other	12,970	21,000

Total	$1,019,688	$938,889

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Long-lived asset information by geographic area as of March 27, 2004 and December 27, 2003 is presented in the following table (in thousands):

	March 27,	December 27,
	2004	2003

United States	$1,085,221	$1,101,889
Asia Pacific and Japan	136,600	129,380
Europe, Middle East and Africa	693	731
Latin America and other	224	157

Total	$1,222,738	$1,232,157

      Long-lived assets located within the United States consist primarily of goodwill and other intangible assets. Goodwill and other intangible assets within the United States amounted to $854.7 million and $875.6 million as of March 27, 2004 and December 27, 2003, respectively. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore.

12.	Contingencies

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

13.	Related Party Transaction

      In the three months ended March 27, 2004, the Company sold an aggregate of approximately $24.2 million of goods to Solectron Corporation and purchased an aggregate of approximately $8.0 million of goods and services from Solectron. The Company’s accounts receivable and accounts payable balances for Solectron were $16.8 million and $0.2 million, respectively, as of March 27, 2004. A director of the Company is also the Chief Executive Officer and a director of Solectron.

14.	Subsequent Event

      On April 28, 2004, in connection with the Company’s suit against Koninklijke Philips Electronics N.V. and several other Philips-related companies in the Superior Court of California, County of Santa Clara whereby the Company alleged that an integrated circuit chip supplied by Philips was defective and caused

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant levels of failure of certain Quantum legacy products acquired as part of the Company’s acquisition of the Quantum HDD business, the Company entered into a settlement agreement with the other parties pursuant to which the parties agreed that the lawsuit would be dismissed with prejudice and the Company received a cash payment of $24,750,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.

      This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements. Examples of forward-looking statements in this report include statements regarding capital expenditures, liquidity, completion of our manufacturing facility in China, the effect of our planned transition of manufacturing server products from MKE to our Singapore facility, our indemnification obligations, the results of litigation, amortization of other intangible assets and our relationships with vendors. In this report, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “will,” “should,” “could,” “would,” “plan,” “estimate,” “predict,” “potential,” “future,” “continue,” or similar expressions also identify forward- looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements, whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Performance” and elsewhere in this report.

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

      On April 2, 2001, we acquired Quantum Corporation’s Hard Disk Drive Group (“Quantum HDD”). The primary reason for our acquisition of Quantum HDD was to create a stronger, more competitive company, with enhanced prospects for continued viability in the storage industry. For additional information regarding the Quantum HDD acquisition, see note 6 of the Notes to Consolidated Financial Statements.

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

      On August 15, 2002, we announced our decision to shut down our Network Systems Group (“NSG”) and cease the manufacturing and sale of our MaxAttachTM branded network attached storage products. We worked with NSG customers for an orderly wind down of the business. The network attached storage market had fragmented since our entrance in 1999, with one segment of the NAS market becoming more commoditized and the other segment placing us in competition with some of our hard disk drive customers. The shut down of the operations of our NSG business allowed us to focus on our core hard disk drive market and further reduce expenses. The NSG business was accounted for as a discontinued operation and therefore, results of operations and cash flows have been removed from our results of continuing operations for all periods presented in this report. For additional information regarding the NSG discontinued operations, see note 7 of the Notes to Consolidated Financial Statements.

      On May 7, 2003, we sold $230 million in aggregate principal amount of 6.8% convertible senior notes due in April 2010 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. For additional information regarding the convertible senior notes, see the discussion below under the heading “Liquidity and Capital Resources.”

Executive Overview

      Revenue increased 8.6% in the three months ended March 27, 2004 compared to the corresponding period in 2003. The increase was the result of increased market demand for hard disk drives and increased sales of our server hard disk drive, consumer electronics and personal storage products. The increase in revenue was also driven by the continued increase in our average capacity shipped, which was partially offset by erosion of average selling prices over the period. Sales to OEMs increased as a percentage of revenues and in absolute dollars due to the continued growth in sales of consumer electronics and server products and a decline in sales to the distribution channel. Sales to the distribution channel decreased as a result of the industry’s oversupply of product in the channel entering the fiscal quarter ended March 27, 2004. This oversupply environment primarily impacted sales of our 80GB per platter areal density hard disk drive. Sales to the retail channel decreased due to a decline in the sales of our 80GB per platter areal density hard disk drive due to our effort to maintain our pricing in an environment characterized by increased competitive pricing pressure, partially offset by an increase in sales of personal storage products driven by sales of Maxtor OneTouch and the expansion of our presence in Europe. International revenue increased in absolute dollars by 12.1% and from 65.4% to 67.5% of total revenues, as a result of continued growth in sales of server, consumer electronics and personal storage products.

      Gross profit decreased to 15.2% in the three months ended March 27, 2004 compared to 18.3% in the corresponding period in 2003. The decrease in gross profit, both as a percentage of revenue and actual dollars during the three months ended March 27, 2004 was primarily due to the decline of average selling prices partially offset by the increase in our average capacity shipped. In the three months ended March 27, 2004, gross profit was negatively impacted by weaker server profitability driven by price erosion and reduced cost leverage on our products produced at MKE; lower than anticipated volume shipments of our 80GB per platter areal density product resulted in reduced fixed cost absorption at our manufacturing facilities. In the three months ended March 27, 2004, we also experienced increased costs as a result of our investments in our China and MMC manufacturing facilities.

      Operating expenses decreased in both absolute dollars and as a percentage of revenue for the three months ended March 27, 2004 compared to the corresponding period in 2003. The decrease was due to a $1.9 million decrease in R&D expense partially offset by increased SG&A expense of $0.6 million and amortization of intangible assets of $0.2 million.

      Operating capital (defined as accounts receivable, other receivables and inventories less accounts payable) decreased $18.9 million as a result of accounts receivable decline on seasonally slower sales in the three months ended March 27, 2004, partially offset by an increase in finished goods inventory and a decrease in accounts payable from seasonally slower shipments. Capital expenditures are expected to be in the range of $200 million to $250 million in 2004.

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

      We believe the following critical accounting policies represent our significant judgments and estimates used in the preparation of the company’s consolidated financial statements:

•	revenue recognition;

•	sales returns, other sales allowances and allowance for doubtful accounts;

•	valuation of intangibles, long-lived assets and goodwill;

•	product warranty;

•	inventory reserves;

•	income taxes; and

•	restructuring liabilities, litigation and other contingencies.

      For additional information regarding our critical accounting policies mentioned above, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Results of Operations

     Revenues and Gross Profit

	Three Months Ended

	March 27,	March 29,
	2004	2003	Change

	(In millions)
Total revenues	$1,019.7	$938.9	$80.8
Gross profit	$155.1	$171.8	$(16.7)
Net income	$9.2	$27.4	$(18.2)

As a percentage of revenue:
Total revenues	100.0%	100.0%
Gross profit	15.2%	18.3%
Net income	0.9%	2.9%

Revenue

      Revenues. Revenue for the three months ended March 27, 2004 was $1,019.7 million, which was $80.8 million, or 8.6% higher as compared to the three months ended March 29, 2003. Total shipments for the three months ended March 27, 2004 were 13.6 million units, which was 1.2 million units or 9.6% higher as compared to the three months ended March 29, 2003. Total shipments and revenue increased during the three months ended March 27, 2004 as a result of increased market demand for hard disk drives and increased sales of our server hard disk drive, consumer electronics and personal storage products, as compared to the first quarter of 2003. The increase in revenues was also driven by the continued increase in volumes and of our average capacity shipped, partially offset by erosion of average selling prices in the quarter.

      Revenue from sales to original equipment manufacturers (“OEMs”) represented 55.2% of revenue in the three months ended March 27, 2004, compared to 42.5% of revenue in the corresponding period in fiscal year 2003. This increase in OEM sales as a percentage of revenues was the result of the continued growth in sales of our consumer electronics and server products and a decline in sales to the distribution channel resulting from the industry’s oversupply environment.

      Revenue from sales to the distribution channel and retail customers in the three months ended March 27, 2004 represented 44.8% of revenue compared to 57.5% of revenue in the corresponding period in fiscal 2003. Sales to distribution customers decreased to 38.6% of revenue in the three months ended March 27, 2004 from 49.1% for the corresponding period in fiscal 2003. Distribution revenue decreased as a percentage of revenue during the three months ended March 27, 2004 as a result of the oversupply of product in the distribution channel entering the period ending March 27, 2004. This oversupply environment primarily impacted sales of our 80GB per platter areal density hard disk drive. Sales to retail customers decreased to 6.2% in the three months ended March 27, 2004 compared to 8.4% for the corresponding period in fiscal 2003. The decrease was due to a decline in the sales of our 80GB per platter areal density hard disk drive partially offset by an increase in sales of personal storage products driven by sales of Maxtor OneTouch and the expansion of our presence in Europe. The decrease in sales of our 80GB per platter product was the result of our effort to maintain our pricing in an environment characterized by increased competitive pricing pressure.

      Domestic revenue in the three months ended March 27, 2004 represented 32.5% of total sales compared to 34.6% of total sales in the corresponding period in fiscal year 2003. In absolute dollars, domestic revenue increased 2.0%. Domestic revenue consists of United States, Canada and Latin America sales. Domestic revenue decreased as a percentage of revenue in the three months ended March 27, 2004 as a result of the decrease in the sales of our 80GB per platter areal density hard disk drive product to the distribution and retail channels. This decrease in sales was partially offset by increases in sales of our server, personal storage and consumer electronics products.

      International revenue in the three months ended March 27, 2004 represented 67.5% of total sales compared to 65.4% in the corresponding period in fiscal year 2003. In absolute dollars, international revenue increased 12.1% compared to the corresponding period in fiscal year 2003. The increase was driven by continued growth in sales of our server, consumer electronics and personal storage products. This increase was partially offset by the decrease in the sales of our 80GB per platter areal density hard disk drive product to the distribution channel.

      Sales to Europe, Middle East and Africa in the three months ended March 27, 2004 and March 29, 2003 represented 37.4% and 35.2% of total revenue, respectively. In absolute dollars, Europe, Middle East and Africa sales in the three months ended March 27, 2004 increased 15.3% compared to the corresponding period in fiscal year 2003. The increase in sales was the result of the success of our personal storage and server products in the retail and OEM channels, respectively.

      Sales to Asia Pacific and Japan in the three months ended March 27, 2004 and March 29, 2003 represented 30.1% and 30.2% of total revenue, respectively. In absolute dollars, Asia Pacific and Japan sales in the three months ended March 27, 2004 increased 8.2% compared to the corresponding period in fiscal year 2003. The increase in sales was the result of the success of our consumer electronics and server products sold through the OEM channel.

      Sales to one customer was over 10% of total revenues in the three months ended March 27, 2004; only one customer represented more than 10% of revenue during this period. No customer represented over 10% of revenues in the three months ended March 29, 2003.

Cost of Revenues; Gross Profit

      Gross profit decreased to $155.1 million in the three months ended March 27, 2004, compared to $171.8 million for the corresponding three months in fiscal year 2003. As a percentage of revenue, gross profit decreased to 15.2% in the three months ended March 27, 2004 from 18.3% in the corresponding three months of fiscal year 2003. The decrease in gross profit, both as a percentage of revenue and actual dollars during the three months ended March 27, 2004, was primarily due to the decline of average selling prices partially offset by the increase in our average capacity shipped. In the three months ended March 27, 2004, gross profit was negatively impacted by weaker server profitability driven by price erosion and reduced cost leverage on our products produced at MKE; lower than anticipated volume shipments of our 80GB per platter areal density product resulted in reduced fixed cost absorption at our manufacturing facilities. In the three months ended March 27, 2004, we also experienced increased costs as a result of our investments in our China and MMC manufacturing facilities. Our cost of revenues includes depreciation and amortization of property, plant and equipment.

Operating Expenses

	Three Months Ended

	March 27,	March 29,
	2004	2003	Change

	(In millions)
Research and development	$84.8	$86.7	$(1.9)
Selling, general and administrative	$32.5	$31.9	$0.6
Amortization of intangible assets	$20.8	$20.6	$0.2

As a percentage of revenue:
Research and development	8.3%	9.2%
Selling, general and administrative	3.2%	3.4%
Amortization of intangible assets	2.0%	2.2%

Research and Development (“R&D”)

      R&D expense in the three months ended March 27, 2004 was $84.8 million, or 8.3% of revenue compared to $86.7 million, or 9.2% of revenue in the corresponding period in fiscal year 2003. R&D expenses decreased by $1.9 million, or 2.2%, in the three month period ended March 27, 2004 compared to the corresponding period in fiscal year 2003. The decrease in R&D expenses was primarily due to a decrease in compensation expense of $3.4 million, and a $1.2 million decrease in spending in information technology and facilities. These decreases were offset by a $2.7 million increase in expensed parts due to the change in the number of products in development.

Selling, General and Administrative (“SG&A”)

      SG&A expense in the three months ended March 27, 2004 was $32.5 million, or 3.2% of revenue compared to $31.9 million, or 3.4% of revenue in the corresponding period in fiscal year 2003. SG&A expense increased by $0.6 million, or 1.8%, in the three month period ended March 27, 2004 compared to the corresponding period in fiscal year 2003. The increase in SG&A was primarily due to increased spending for services of $4.1 million. This increase was offset by a $2.4 million reduction in allowance for bad debt, $0.7 million decrease in spending associated with our information technology and $0.4 million decrease in compensation expense.

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

      Included in R&D expenses and SG&A expenses are charges for amortization of stock-based compensation resulting from both Maxtor options and options issued by Quantum to employees who joined Maxtor in connection with the acquisition on April 2, 2001. Stock compensation charges were as follows:

	Three Months Ended

	March 27,	March 29,
	2004	2003

	(In millions)
Research and development	$0.1	$0.2
Selling, general and administrative	—	0.1

Total stock-based compensation expense	$0.1	$0.3

      As of March 27, 2004, the Company completed the amortization of stock-based compensation associated with our acquisition of the Quantum HDD business.

Amortization of Intangible Assets

      Amortization of other intangible assets represents the amortization of existing technology, arising from our acquisitions of the Quantum HDD business in April 2001 and MMC in September 2001. The net book value of these intangibles at March 27, 2004 was $40.8 million. Amortization of other intangible assets was $20.8 million and $20.6 million for the three months ended March 27, 2004 and March 29, 2003, respectively.

      Amortization of other intangible assets is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on intangible assets to be $15.2 million in the remainder of 2004, $20.2 million in 2005, and $5.4 million in 2006, at which time the purchased intangible assets will be fully amortized.

Restructuring Charge

      During the year ended December 28, 2002, the Company recorded a restructuring charge of $9.5 million associated with closure of one of its facilities located in California. The amount comprised $8.9 million of future non-cancelable lease payments, which are expected to be paid over several years based on the underlying lease agreement, and the write-off of $0.6 million in leasehold improvements. The restructuring accrual is included on the balance sheet within accrued and other liabilities with the balance of $7.0 million after cash payments of $0.4 million during the three months ended March 27, 2004.

Interest Expense, Interest Income and Other Gain

	Three Months Ended

	March 27,	March 29,
	2004	2003	Change

	(In millions)
Interest expense	$(8.8)	$(5.4)	$(3.4)
Interest income	$1.3	$1.2	$0.1
Other gain	$—	$0.2	$(0.2)

As a percentage of revenue:
Interest expense	(0.9)%	(0.6)%
Interest income	0.1%	0.1%
Other gain	0.0%	0.0%

Interest Expense

      Interest expense was $8.8 million and $5.4 million in the three months ended March 27, 2004 and March 29, 2003, respectively. The increase was primarily due to an increase in the debt from the issuance of the $230 million convertible notes and the receivable-backed borrowing established in May 2003. This increase was offset by our reimbursement to Quantum Corporation of our portion of amounts due upon their redemption of the Quantum 7% convertible bonds in August 2003 and the decrease of capital lease balances.

Interest Income

      Interest income was $1.3 million and $1.2 million for the three months ended March 27, 2004 and March 29, 2003, respectively. The increase resulted primarily from high balances in our cash and cash equivalent, offset by lower interest rates.

Other Gain

      Other gain was zero for the three months ended March 27, 2004 as compared to $0.2 million in March 29, 2003. The gain in 2003 was due to the retirement of bonds and sale of investments.

Provision for Income Taxes

	Three Months Ended

	March 27,	March 29,
	2004	2003	Change

	(In millions)
Income before provision for income taxes	$9.4	$28.7	$(19.3)
Provision for income taxes	$0.3	$1.3	$(1.0)

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

      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s acquisition of Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the Company’s acquisition of Quantum HDD, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We must also indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods before our acquisition of Quantum HDD, limited in the aggregate to $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross-up payment. Although we expect to be required to make indemnification payments in future periods, we are unable to determine significantly in advance the amount and timing of such payments. Management believes that, based on the facts available at this time, the likelihood that our aggregate indemnification obligations will exceed $142.0 million is remote. As of March 27, 2004, the Company has reimbursed $6.8 million to Quantum Corporation leaving a balance of $135.2 million on the original indemnity, prior to any sharing of tax liability with Quantum.

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

Liquidity and Capital Resources

      At March 27, 2004, we had $443.7 million in cash and cash equivalents, $45.7 million in restricted cash, $46.2 million in marketable securities and $41.9 million in restricted marketable securities for a combined total of $577.5 million. In comparison, at December 27, 2003, we had $530.8 million in cash and cash equivalents, $37.2 million in restricted cash and $44.6 million in marketable securities and $42.3 million in restricted marketable securities for a combined total of $654.9 million. The restricted cash and restricted marketable securities balance amounts are pledged as collateral for certain stand-by letters of credit issued by commercial banks.

      Cash used in operating activities was $2.6 million in the three months ended March 27, 2004. This comprised $9.2 million in net income plus non-cash items of $57.4 million, and a decrease in operating capital (defined as accounts receivables, other receivables and inventories less accounts payables) of $18.9 million, prepaid expenses and other assets of $3.9 million, partially offset by a decrease in accrued and other liabilities of $91.3 million and cash used in discontinued operations of $0.7 million. The change in accrued and other liabilities was primarily due to a $62.6 million payment of compensation accruals, $18.1 million net settlement of warranty, $4.1 million decrease of accrued expenses and $3.6 million in facility accrual payments.

      The decrease in operating capital during the three months ended March 27, 2004 was a result of the following factors: accounts receivable declined on seasonally slower sales in the quarter, partially offset by an increase in finished goods inventory as a result of the decline in distribution sales and a decrease in accounts payable from seasonally slower shipments.

      Cash used in investing activities was $61.3 million for the three months ended March 27, 2004, primarily reflecting investments in property, plant and equipment (net of proceeds) of $51.4 million and purchases (net of sales) of marketable securities of $1.4 million, partially offset by a increase in restricted cash of $8.5 million to support the increase in the first Economic Development Board of Singapore (“EDB”) loan.

      Cash used in financing activities was $23.2 million for the three months ended March 27, 2004. This represents: payments of $50.0 million to reduce the receivable backed borrowing, $3.4 million on our first EDB loan, $4.2 million amortization of capital lease obligations offset by funding of $15.0 million on our manufacturing facility loan in Suzhou, China, funding of $9.7 million on the second EDB loan and $9.7 million upon the issuance of common stock through our employee stock purchase plan.

      We believe that our existing cash and cash equivalents, short-term investment and capital resources, together with cash generated from operations and available borrowing capacity will be sufficient to fund our operations through at least the next twelve months. We have availability of $103 million with the Bank of China to fund our expansion into China as of March 27, 2004. We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and to invest in property, plant and equipment. During 2004, capital expenditures are expected to be in the range of $200 million to $250 million, primarily used for manufacturing expansion and upgrades, product development, and updating our information technology systems. If we need additional capital, there can be no assurance that such additional financing can be obtained, or that it will be available on satisfactory terms. See discussion below under the heading “Certain Factors Affecting Future Performance.” Our ability to generate cash will depend on, among other things, demand in the hard disk drive market and pricing conditions. We have a net deferred tax liability amounting to $196.4 million, which could become payable upon repatriation of our earnings invested abroad.

Contractual Obligations

      Payments due under known contractual obligations as of March 27, 2004 are reflected in the following table (in thousands):

		Less than		3-5	More than
	Total	1 Year	1-3 Years	Years(1)(2)	5 Years(1)(2)

Long-term Debt	$383,918	$11,017	$59,753	$33,796	$279,352
Capital Lease Obligations	15,967	11,028	4,939	—	—
Operating Leases(3)	299,265	35,379	63,855	61,902	138,129
Purchase Obligations(4)	813,155	788,530	12,686	11,939	—
Other Long-term Liabilities Reflected on the Company’s Balance Sheet under GAAP(5)	50	—	50	—	—
Total	$1,512,355	$845,954	$141,283	$107,637	$417,481

(1)	Does not include $103 million which may be borrowed under a facility in a U.S.-dollar-denominated loan, to be secured by our facilities in Suzhou, China, drawable until April 2007, and repayable in eight semi-annual installments commencing October 2007; the borrowings under this facility will bear interest at LIBOR plus 50 basis points (subject to adjustment to 60 basis points).

(2)	Does not include $67 million which we are obligated to contribute to our China subsidiary to allow drawdowns under the facilities described under footnote (1).

(3)	Includes future minimum annual rental commitments, including amounts accrued as restructuring liabilities as of March 27, 2004.

(4)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. The expected timing of payment of the obligations set forth above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

(5)	Excludes operating leases accrued as restructuring liabilities as of March 27, 2004. We have also excluded $135.6 million relating to our tax sharing indemnification agreement with Quantum Corporation as the time period within which the obligations may become due and owing is not specified.

      On May 7, 2003, we sold $230 million in aggregate principal amount of 6.8% convertible senior notes due 2010 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at a rate of 6.8% per annum and are convertible into our common stock at a conversion rate of 81.5494 shares per $1,000 principal amount of the notes, or an aggregate of 18,756,362 shares, subject to adjustment in certain circumstances (equal to an initial conversion price of $12.2625 per share). The initial conversion price represents a 125% premium over the closing price of our common stock on May 1, 2003, which was $5.45 per share. The notes and underlying stock have been registered for resale with the Securities and Exchange Commission.

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

      We have agreed to invest $200 million over the next five years to establish a manufacturing facility in Suzhou, China, and we have secured credit lines with the Bank of China for up to $133 million to be used for the construction and working capital requirements of this operation. The remainder of our commitment will be satisfied primarily with the transfer of manufacturing assets from Singapore or from our other manufacturing site. Maxtor Technology Suzhou (“MTS”) has drawn down $30 million as of March 2004. MTS is required to maintain a liability to assets ratio as detailed in the line of credit agreement starting in fiscal 2004; we were in compliance with the ratio as of March 27, 2004.

      In September 2003, Maxtor Peripherals (S) Pte Ltd. entered into a second four-year 52 million Singapore dollar loan agreement with the Economic Development Board of Singapore (the “Board”) at 4.25% which is amortized in seven equal semi-annual installments ending December 2007. As of March 27, 2004, the balance was 52.0 million Singapore dollars, equivalent to $30.8 million. This loan is supported by a guaranty from a bank. Cash is currently provided as collateral for this guaranty; however, we may at our option substitute other assets as security.

      On May 9, 2003, we entered into a two-year receivable-backed borrowing arrangement of up to $100 million with certain financial institutions. In the arrangement we used a special purpose subsidiary to purchase and hold all of our U.S. and Canadian accounts receivable. This special purpose subsidiary had borrowing authority up to $100 million collateralized by the U.S. and Canadian accounts receivable. The special purpose subsidiary was consolidated for financial reporting purposes. The transactions under the arrangement were accounted for as secured borrowing and accounts receivables, and the related short-term borrowings, if any, remain on our consolidated balance sheet. As of March 9, 2004 the dilution to liquidation ratio for this facility exceeded the agreed upon threshold. The lenders under the facility agreed to forbear from exercising remedies for noncompliance with this ratio through March 31, 2004 and in return, we agreed to apply all collections of receivables to the repayment of the outstanding facility until repaid in full. As of March 27, 2004, we had no borrowing under this facility. On April 2, 2004, this agreement was terminated by all parties involved. We currently expect to replace the facility on substantially similar terms. We do not believe that the fact that we exceeded the agreed upon threshold for the dilution to liquidation ratio is indicative of any negative trend regarding our business.

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

We have significant leverage which could materially and adversely affect our ability to obtain additional financing and our ability to meet debt service obligations will be dependent on our future performance, which is subject to risk.

      We have substantial long-term debt on our balance sheet. We will require substantial amounts of cash to fund debt service requirements, capital expenditures, investments and acquisitions, payments on leases and working capital requirements. The degree to which we are financially leverage may materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes. Any restrictions on our ability to obtain financing could make us more vulnerable to industry downturns and competitive pressures, and would reduce our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control. If we cannot generate sufficient cash flow to meet our debt service requirements, we could attempt to refinance some or all of our debt, but no assurance can be given that such refinancing would be available on terms acceptable to us, or at all. Any failure to satisfy our obligations on one or more loan or financing agreements could cause a default under other agreements governing our indebtedness.

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

      Unlike some of our competitors, we do not manufacture any of the parts used in our products, other than media as a result of our acquisition of MMC Technologies Inc., or MMC. Instead, our products incorporate parts and components designed by and purchased from third party suppliers. Both we and Matsushita-Kotobuki Electronics Industries, Ltd., or MKE, depend on a limited number of qualified suppliers for components and subassemblies, including recording heads, media and integrated circuits. Currently, we purchase recording heads from two sources, digital signal processors/controllers from one source and spin/servo integrated circuits from two sources. We recently entered into agreements with our two recording head suppliers, TDK/SAE and ALPS Electric Co., Ltd., pursuant to which these suppliers will each be collaborating with Maxtor on the development of future head technologies, efficiencies, and in the case of TDK/ SAE, manufacturing and manufacturing strategies. TDK/SAE and ALPS Electric Co., Ltd. will be supplying recording heads to Maxtor on a “priority customer” basis, subject to qualification and pricing conditions. Although our acquisition of our primary media supplier, MMC, has reduced our dependence on outside suppliers for this component, MMC cannot supply all of our media needs, and therefore we are still required to purchase media from two outside sources. As we have experienced in the past, some required parts may be periodically in short supply. As a result, we will have to allow for significant ordering lead times for some components. In addition, we may have to pay significant cancellation charges to suppliers if we cancel orders for components because we reduce production due to market oversupply, reduced demand, transition to new products or technologies or for other reasons. We order the majority of our components on a purchase order basis and we have limited long-term volume purchase agreements with only some of our existing suppliers. In the event that these suppliers cannot qualify to new leading-edge technology specifications, our ramp up of production for the new products will be delayed, and our business, operating results and financial condition will be adversely affected.

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

Our operations and prospects in China are subject to significant political, economic and legal uncertainties.

      We expect our new manufacturing plant in China to be operational in the second half of 2004, and we have secured a credit facility with the Bank of China to fund the construction of this facility. We also intend to expand our presence in the distribution channels serving China. Our business, financial condition and operating results may be adversely affected by changes in the political, social or economic environment in China. Under its current leadership, China has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the Chinese government will continue to pursue such policies or that such policies will not be significantly altered from time to time without notice. Any changes in laws and regulations, or their interpretation, the imposition of surcharges or any material increase in Chinese tax rates, restrictions on currency conversion, imports and sources of supply, revaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our ability to conduct business and operate our planned manufacturing facility in China. Chinese policies toward economic liberalization, and, in particular, policies affecting technology companies, foreign investment and other similar matters could change. In addition, our business and prospects are dependent upon agreements and regulatory approval with various entities controlled by Chinese governmental instrumentalities. Our operations and prospects in China would be materially and adversely affected by the failure of such governmental entities to grant necessary approvals or honor existing contracts. If breached, any such contract might be difficult to enforce in China. The legal system of China relating to corporate organization and governance, foreign investment, commerce, taxation and trade is both new and continually evolving, and currently there can be no certainty as to the application of its laws and regulations in particular instances. Our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our business ventures in China are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important financial and operational information regarding these ventures. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and operating results. Further, our intellectual property protection measures may not be sufficient to prevent misappropriation of our technology in China. The Chinese legal system does not protect intellectual property rights to the same extent as the legal system of the United States and effective intellectual property enforcement may be unavailable or limited. If we are unable to adequately protect our proprietary information and technology in China, our business, financial condition and operating results could be materially adversely affected.

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

      The following table presents the hypothetical changes in fair values in the financial instruments held at March 27, 2004 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The hypothetical changes assume immediate shifts in the U.S. Treasury yield curve of plus or minus 50 basis points (“bps”), 100 bps, and 150 bps.

				Fair Value
				as of
				March 27,
				2004
	+150 bps	+100 bps	+50 bps	($000)	-50 bps	-100 bps	-150 bps

Financial Instruments	$87,062	$87,423	$87,790	$88,166	$88,512	$88,898	$89,087
% Change	(1.25)%	(0.84)%	(0.43)%		0.39%	0.83%	1.04%

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

				Fair Value
				as of
	Valuation of Security Given			March 27,
	X% Decrease in the Security			2004	Valuation of Security Given X%
	Price			($000)	Increase in the Security Price

Corporate equity investments	$7,296	$10,944	$12,403	$14,592	$16,781	$18,240	$21,888
% Change	(50)%	(25)%	(15)%		15%	25%	50%

Item 4.	Controls and Procedures

      Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Acting Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our President and Chief Executive Officer and our Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

      There has been no change in our internal control over financial reporting during the quarter ended March 27, 2004 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

      In addition to the Papst lawsuit, on June 13, 2002, we filed suit against Koninklijke Philips Electronics N.V. and several other Philips-related companies in the Superior Court of California, County of Santa Clara. On June 26, 2002, we filed a First Amended Complaint and on January 6, 2003, we filed a Second Amended Complaint. The lawsuit alleged that an integrated circuit chip supplied by Philips was defective and caused significant levels of failure of certain Quantum legacy products, which we acquired as part of our acquisition of the Quantum HDD business. Philips’ subsequent motions to dismiss were withdrawn or denied. Philips answered the complaint on March 13, 2003. The parties entered into a settlement agreement relating to this lawsuit on April 28, 2004, pursuant to which the parties agreed that the lawsuit would be dismissed with prejudice and we received a cash payment of $24,750,000; neither party made any admission relating to liability. Philips and we agreed that we would continue as a preferred supplier to Philips’ consumer electronics business, subject to terms and conditions agreed between the parties.

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

Item 2.	Changes in Securities and Use of Proceeds

      None

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits. See Index to Exhibits at the end of this report.

      (b) Reports on Form 8-K.

      Maxtor filed a Current Report on Form 8-K on January 13, 2004 in which it reported an action filed by Matsushita Kotobuki Electronics Industries, Ltd. against Quantum Corporation and Maxtor Corporation.

      Maxtor filed a Current Report on Form 8-K on January 21, 2004 in which it reported financial results for the fourth fiscal quarter ended December 27, 2003.

      Maxtor filed a Current Report on Form 8-K on March 24, 2004 in which it announced the resignation of its Chief Financial Officer and appointment of an Acting Chief Financial Officer.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated

Maxtor Corporation

By	/s/ THEODORE A. HULL

Theodore A. Hull
Vice President, Finance
and Acting Chief Financial Officer

Date: May 6, 2004

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Supplementary Agreement on Amendment of Foreign Exchange Loan Contract between Maxtor Technology (Suzhou) Co., Ltd. and Bank of China SIP Sub-branch, dated March 24, 2004.
10.2	Letter of Direction from Radian Reinsurance Inc., Merrill Lynch Commercial Financial Corp., Maxtor Funding LLC and Maxtor Corporation to U.S. Bank National Association, dated April 2, 2004.
31.1	Certification of Paul J. Tufano, President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Theodore A. Hull, Acting Chief Financial Officer of the Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Paul J. Tufano, President and Chief Executive Officer of the Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Theodore A. Hull, Acting Chief Financial Officer of the Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.