Form 10-Q
period 2004-06-26
MAXTOR CORP
filed 2004-08-04
CIK 711039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 26, 2004

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

     As of July 23, 2004, 247,569,676 shares of the registrant’s Common Stock, $.01 par value, were issued and outstanding.

MAXTOR CORPORATION

FORM 10-Q

June 26, 2004

PART I. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

MAXTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 26,	December 27,
	2004	2003

	(Unaudited)

	(In thousands, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$387,667	$530,816
Restricted cash	23,460	37,154
Marketable securities	63,674	44,543
Restricted marketable securities	41,686	42,337
Accounts receivable, net of allowance of doubtful accounts of $10,095 at June 26, 2004 and $11,220 at December 27, 2003	372,145	540,943
Other receivables	39,232	37,964
Inventories	259,339	218,011
Prepaid expenses and other	37,174	38,301

Total current assets	1,224,377	1,490,069
Property, plant and equipment, net	367,668	342,679
Goodwill	813,951	813,951
Other intangible assets, net	35,730	61,619
Other assets	34,348	13,908

Total assets	$2,476,074	$2,722,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$72,976	$77,037
Accounts payable	620,669	730,056
Accrued and other liabilities	322,451	454,388
Liabilities of discontinued operations	692	1,487

Total current liabilities	1,016,788	1,262,968
Deferred taxes	196,455	196,455
Long-term debt, net of current portion	371,405	355,809
Other liabilities	179,291	186,485

Total liabilities	1,763,939	2,001,717
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 260,818,982 shares issued and 247,573,244 shares outstanding at June 26, 2004 and 259,246,819 shares issued and 246,001,081 shares outstanding at December 27, 2003	2,608	2,592
Additional paid-in capital	2,421,051	2,410,082
Deferred stock-based compensation	—	(110)
Accumulated deficit	(1,654,855)	(1,637,920)
Cumulative other comprehensive income	8,270	10,804
Treasury stock (13,245,738 shares) at cost	(64,939)	(64,939)

Total stockholders’ equity	712,135	720,509

Total liabilities and stockholders’ equity	$2,476,074	$2,722,226

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

	(Unaudited)		(Unaudited)

	(In thousands, except share and per share amounts)
Net revenues	$818,254	$910,903	$1,837,942	$1,849,792
Cost of revenues	744,468	761,657	1,609,093	1,528,699

Gross profit	73,786	149,246	228,849	321,093
Operating expenses:
Research and development	80,615	84,218	165,385	170,879
Selling, general and administrative	32,383	30,967	64,897	62,899
Amortization of intangible assets	5,053	20,562	25,889	41,124

Total operating expenses	118,051	135,747	256,171	274,902

Income (loss) from operations	(44,265)	13,499	(27,322)	46,191
Interest expense	(7,364)	(8,325)	(16,196)	(13,747)
Interest income	1,082	1,423	2,370	2,631
Income from litigation settlement	24,750	—	24,750	—
Other gain	16	36	54	243

Income (loss) before income taxes	(25,781)	6,633	(16,344)	35,318
Provision for income taxes	317	437	591	1,714

Net income (loss)	$(26,098)	$6,196	$(16,935)	$33,604

Net income (loss) per share — basic	$(0.11)	$0.03	$(0.07)	$0.14
Net income (loss) per share — diluted	$(0.11)	$0.03	$(0.07)	$0.14
Shares used in per share calculation
— basic	247,367,176	241,120,075	246,981,817	242,382,530
— diluted	247,367,176	245,259,831	246,981,817	245,999,915

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 26,	June 28,
	2004	2003

	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(16,935)	$33,604
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	69,464	83,130
Amortization of intangible assets	25,889	41,124
Stock-based compensation expense	182	511
Loss on sale of property, plant and equipment and other assets	460	2,555
Gain on retirement of bond	—	(111)
Change in assets and liabilities:
Accounts receivable	168,798	(209,610)
Other receivables	(1,268)	136,474
Inventories	(41,328)	(57,085)
Prepaid expenses and other assets	1,131	(8,866)
Accounts payable	(110,988)	1,574
Accrued and other liabilities	(139,131)	(22,203)

Net cash provided by (used in) operating activities from continuing operations	(43,726)	1,097
Net cash flow used in discontinued operations	(795)	(6,140)

Net cash used in operating activities	(44,521)	(5,043)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	736	274
Purchase of property, plant and equipment	(94,048)	(39,290)
Decrease (Increase) in restricted cash	(7,882)	1,727
Proceeds from sale of marketable securities	25,892	28,761
Purchase of marketable securities	(45,522)	(29,493)

Net cash used in investing activities	(120,824)	(38,021)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, including short-term borrowings	24,655	223,858
Principal payments of debt including short-term borrowings	(4,401)	(5,327)
Principal payments under capital lease obligations	(8,719)	(14,004)
Purchase of treasury shares at cost	—	(44,939)
Net proceeds from receivable-backed borrowing	49,748	47,908
Payment of receivable-backed borrowing	(50,000)	—
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	10,913	13,108

Net cash provided by financing activities	22,196	220,604

Net change in cash and cash equivalents	(143,149)	177,540
Cash and cash equivalents at beginning of period	530,816	306,444

Cash and cash equivalents at end of period	$387,667	$483,984

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$14,225	$10,550
Income taxes	$2,807	$993
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$7,469	$4,999
Retirement of debt in exchange for bond redemption	$5,000	$5,000
Change in unrealized gain (loss) on investments	$(2,534)	$12,801
Purchase of property, plant and equipment financed by capital lease obligations	$—	$5,526

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following pro forma net income (loss) information for Maxtor’s stock options and employee stock purchase plan has been prepared following the provisions of SFAS 123 (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

Net income (loss) applicable to common stockholders, as reported	$(26,098)	$6,196	$(16,935)	$33,604
Add: Stock-based employee compensation expense included in reported net income (loss)	38	256	182	511
Deduct: Total stock-based compensation expense determined under fair value method for all awards	4,392	5,590	9,895	11,358

Pro forma net income (loss)	$(30,452)	$862	$(26,648)	$22,757

Net income (loss) per share
As reported — basic	$(0.11)	$0.03	$(0.07)	$0.14
Pro forma — basic	$(0.12)	$0.00	$(0.11)	$0.09
As reported — diluted	$(0.11)	$0.03	$(0.07)	$0.14
Pro forma — diluted	$(0.12)	$0.00	$(0.11)	$0.09

      The fair value of option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

Risk-free interest rate	2.82	2.52	2.82	2.52
Weighted average expected life	4.5 years	4.5 years	4.5 years	4.5 years
Volatility	73%	78%	73%	78%
Dividend yield	—	—	—	—

      The fair value of employee stock purchase plan option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

Risk-free interest rate	1.01	1.12	1.01	1.12
Weighted average expected life	0.6 years	0.6 years	0.6 years	0.6 years
Volatility	76%	78%	76%	78%
Dividend yield	—	—	—	—

      No dividend yield is assumed as the Company has not paid dividends and has no plans to do so.

Fiscal Calendar

      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, the three and six month periods ended June 26, 2004 comprised 13 and 26 weeks, respectively, as did the three and six month periods ended June 28, 2003. The current fiscal year ends on December 25, 2004. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Supplemental Financial Data

	June 26,	December 27,
	2004	2003

	(In thousands)
Inventories:
Raw materials	$65,627	$56,132
Work-in-process	41,486	44,650
Finished goods	152,226	117,229

	$259,339	$218,011

Prepaid expenses and other:
Investments in marketable equity securities, at fair value	$13,649	$15,536
Prepaid expenses and other	23,525	22,765

	$37,174	$38,301

Property, plant and equipment, at cost:
Buildings	$166,202	$152,381
Machinery and equipment	639,965	608,735
Software	82,164	79,682
Furniture and fixtures	26,480	26,583
Leasehold improvements	87,333	86,430

	$1,002,144	$953,811
Less accumulated depreciation and amortization	(634,476)	(611,132)

Net property, plant and equipment	$367,668	$342,679

Accrued and other liabilities:
Income taxes payable	$21,830	$23,763
Accrued payroll and payroll-related expenses	55,994	132,967
Accrued warranty	179,612	209,426
Restructuring liabilities, short-term	9,303	9,096
Accrued expenses	55,712	79,136

	$322,451	$454,388

Other liabilities:
Tax indemnification liability	$134,025	$135,559
Restructuring liabilities, long-term	38,951	43,517
Other	6,315	7,409

	$179,291	$186,485

      Depreciation and amortization expense of property, plant and equipment for the six month periods ended June 26, 2004 and June 28, 2003 was $69.5 million and $83.1 million, respectively. Total property, plant and equipment recorded under capital leases was $36.6 million as of June 26, 2004. Total accumulated depreciation under capital leases was $17.8 million as of June 26, 2004.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company ceased amortizing goodwill totaling $846.0 million as of the adoption date, including $31.1 million, net of accumulated amortization, of acquired workforce intangibles previously classified as purchased intangible assets. Subsequent to the decision to shut down the manufacture and sales of NSG products, the Company wrote off goodwill related to the NSG operations of $32.0 million. As of June 26, 2004, goodwill amounted to $814.0 million.

      Purchased intangible assets are carried at cost less accumulated amortization. The Company evaluated its intangible assets and determined that all such assets have determinable lives. Amortization is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on purchased intangible assets to be $10.1 million in the remainder of fiscal 2004, $20.2 million in fiscal 2005 and $5.4 million in fiscal 2006, at which time purchased intangible assets will be fully amortized. Amortization of other intangible assets was $5.1 million and $25.9 million for the three and six months ended June 26, 2004 and $20.6 million and $41.1 million for the three and six months ended June 28, 2003, respectively.

		June 26, 2004			December 27, 2003

		(In thousands)			(In thousands)
		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net

	(Years)
Goodwill	—	$813,951	$—	$813,951	$813,951	$—	$813,951

Quantum HDD
Existing Technology
Core technology	5	$96,700	$(62,855)	$33,845	$96,700	$(53,185)	$43,515
Consumer electronics	3	8,900	(8,900)	—	8,900	(8,158)	742
High-end	3	75,500	(75,500)	—	75,500	(69,208)	6,292
Desktop	3	105,000	(105,000)	—	105,000	(96,250)	8,750

MMC Technology
Existing technology	5	4,350	(2,465)	1,885	4,350	(2,030)	2,320

Total other intangible assets		$290,450	$(254,720)	$35,730	$290,450	$(228,831)	$61,619

      In accordance with SFAS 142, the Company completed its annual impairment review as of December 27, 2003. The Company found no instances of impairment of the recorded goodwill and accordingly no impairment was recorded.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Short-term Borrowings and Long-term Debt

      Short-term borrowings and long-term debt consist of the following (in thousands):

	June 26,	December 27,
	2004	2003

6.8% Convertible Senior Notes due 2010	$230,000	$230,000
5.75% Subordinated Debentures due March 1, 2012	59,311	59,352
Receivable-backed Borrowing	50,000	50,000
Manufacturing Facility Loan, Suzhou, China	30,000	15,000
Economic Development Board of Singapore Loans	30,206	24,138
Mortgages	33,391	34,164
Equipment Loans and Capital Leases	11,473	20,192

	444,381	432,846
Less amounts due within one year	(72,976)	(77,037)

	$371,405	$355,809

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

      On June 24, 2004, the Company entered into a one-year receivable-backed borrowing arrangement of up to $100 million with one financial institution. In the arrangement the Company used a special purpose subsidiary to purchase and hold all of its United States and Canadian accounts receivable. This special purpose subsidiary has borrowing authority up to $100 million collateralized by the United States and Canadian accounts receivable. The special purpose subsidiary was consolidated for financial reporting purposes. The transactions under the arrangement are accounted for as short term borrowings and remain on the Company’s consolidated balance sheet. As of June 26, 2004 the Company had borrowed $50 million under the arrangement, the interest rate is Libor plus 3% and $157 million of United States and Canadian

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivables were pledged under this arrangement and remain on the Company’s consolidated balance sheet. The terms of the facility require compliance with operational covenants and several financial covenants, including a liquidity covenant, an operating income (loss) before depreciation and amortization to long-term debt ratio, and certain tests relating to the quality and nature of the receivables, including limits on the percentage of all receivables represented by delinquent or defaulted receivables, a dilution to liquidation ratio comparing reductions to the invoiced amounts of receivables to actual collections in a designated period. A violation of these covenants will result in an early amortization event that will cause a prohibition on further payments and distributions to the Company from the special purpose subsidiary until the facility has been repaid in full. As of June 26, 2004, the Company was in compliance with these requirements.

      In April 2003, the Company obtained credit lines with the Bank of China for up to $133 million to be used for the construction and working capital requirements of the manufacturing facility being established in Suzhou, China. These lines of credit are U.S.-dollar-denominated and are drawable until April 2007. Maxtor Technology Suzhou (“MTS”) has drawn down $30 million as of June 2004. Borrowings under these lines of credit are collateralized by the facilities being established in Suzhou, China, and bear interest at LIBOR plus 50 basis points (subject to adjustments to 60 basis points). The borrowings are repayable in eight semi-annual installments commencing October 2007, except for $30 million initially repayable in April 2013; in March 2004, the Company and the Bank of China amended the loan to provide that the $30 million would be repaid in two installment payments of $15 million in October 2008 and April 2009, respectively. MTS is required to maintain a liability to assets ratio as detailed in the line of credit agreement starting in fiscal 2004; the Company was in compliance with the ratio as of June 26, 2004.

      In September 1999, Maxtor Peripherals (S) Pte Ltd. entered into a four-year Singapore dollar denominated loan agreement with the Economic Development Board of Singapore (the “Board”), which was amortized in seven equal semi-annual installments ending March 2004. This loan was paid in full.

      In September 2003, Maxtor Peripherals (S) Pte Ltd. entered into a second four-year 52 million Singapore dollar loan agreement with the Board at 4.25% which is amortized in seven equal semi-annual installments ending December 2007. As of June 26, 2004, the balance was 52.0 million Singapore dollars, equivalent to $30.2 million. This loan is supported by a guaranty from a bank. Cash is currently provided as collateral for this guaranty; $21.6 million was recorded as other assets and the remaining $8.6 million was recorded as restricted cash. However, the Company may at its option substitute other assets as security. MPS is required to invest a certain level of capital by 2006 as defined in the loan agreement.

      In connection with the acquisition of the Quantum HDD business, the Company acquired real estate and related mortgage obligations. The term of the mortgages is ten years, at an interest rate of 9.2%, with monthly payments based on a twenty-year amortization schedule, and a balloon payment at the end of the 10-year term, which is September 2006. The outstanding balance at June 26, 2004 was $33.4 million.

      As of June 26, 2004, the Company had capital leases totaling $11.5 million. These obligations include certain leases assumed in connection with the September 2001 acquisition of MMC Technology, Inc. These capital leases have maturity dates through September 2006 and interest rates averaging 8.5%.

      On May 9, 2003, the Company entered into a two-year receivable-backed borrowing arrangement of up to $100 million with certain financial institutions. In the arrangement the Company used a special purpose subsidiary to purchase and hold all of its United States and Canadian accounts receivable. This special purpose subsidiary had borrowing authority up to $100 million collateralized by the United States and Canadian accounts receivable. The special purpose subsidiary was consolidated for financial reporting purposes. The transactions under the arrangement were accounted for as secured borrowing and accounts receivables, and the related short-term borrowings, if any, remain on our consolidated balance sheet. As of March 9, 2004, the dilution to liquidation ratio for this facility exceeded the agreed upon threshold. The lenders under the facility agreed to forbear from exercising remedies for noncompliance with this ratio through

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2004 and in return, the Company agreed to apply all collections of receivables to the repayment of the outstanding facility until repaid in full. As of March 27, 2004, the Company had a no borrowing under this facility. On April 2, 2004, this agreement was terminated by all parties involved.

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

Accrued Warranty

      The Company generally warrants its products against defects in materials and workmanship for varying lengths of time. The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair of the hard drive and the warranty periods generally range from one to five years. The Company has comprehensive processes that it uses to estimate accruals for warranty exposure. The processes include specific detail on hard drives in the field by product type, estimated failure rates and costs to repair or replace. Although the Company believes it has the continued ability to reasonably estimate warranty expenses, unforeseeable changes in factors used to estimate the accrual for warranty could occur. These unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Changes in the Company’s product warranty liability during the three and six months ended June 26, 2004 and June 28, 2003 were as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

Balance at beginning of period	$191,325	$266,583	$209,426	$278,713
Charges to operations	40,403	35,567	79,834	96,391
Settlements	(48,689)	(45,100)	(105,196)	(94,136)
Changes in estimates, primarily expirations	(3,427)	(389)	(4,452)	(24,307)

Balance at end of period	$179,612	$256,661	$179,612	$256,661

6.	Quantum HDD Acquisition

      On April 2, 2001, Maxtor acquired the hard disk drive business of Quantum Corporation (“Quantum HDD”). The acquisition was approved by the stockholders of both companies on March 30, 2001 and was accounted for as a purchase. The total purchase price of $1,269.4 million included consideration of 121.0 million shares of our common stock valued at an average of $9.40 per common share.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table summarizes the activity related to the merger-related restructuring costs as of June 26, 2004:

		Severance
	Facility	and	Other
	Costs	Benefits	Costs	Total

	(In millions)
Provision at April 2, 2001	$59.1	$29.2	$12.7	$101.0
Amounts paid	(0.9)	(15.5)	(12.7)	(29.1)

Balance at December 29, 2001	58.2	13.7	—	71.9
Amounts paid	(4.5)	(13.7)	—	(18.2)

Balance at December 28, 2002	53.7	—	—	53.7
Amounts paid	(8.5)	—	—	(8.5)

Balance at December 27, 2003	45.2	—	—	45.2
Amounts paid	(1.9)	—	—	(1.9)

Balance at March 27, 2004	43.3	—	—	43.3
Amounts paid	(1.8)	—	—	(1.8)

Balance at June 26, 2004	$41.5	$—	$—	$41.5

      The balance remaining in the facilities exit accrual is expected to be paid over several years, based on the underlying lease agreements. The merger-related restructuring accrual is included within the balance sheet captions of Accrued and other liabilities and Other liabilities.

7.	Discontinued Operations

      On August 15, 2002, the Company announced its decision to shut down its Network Systems Group (“NSG”) and cease the manufacturing and sale of its MaxAttach™ branded network attached storage products. The discontinuance of the NSG operations represents the abandonment of a component of an entity as defined in paragraph 47 of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company’s financial statements have been presented to reflect NSG as a discontinued operation for all periods presented. Its liabilities (no remaining assets) have been segregated from continuing operations in the accompanying consolidated balance sheets. There were no results from discontinued operations for the three and six months ended June 26, 2004 and June 28, 2003. The remaining liabilities of the NSG discontinued operations as of June 26, 2004 were $0.7 million relating to returns and other miscellaneous expenses.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Restructuring

      During the year ended December 28, 2002, the Company recorded a restructuring charge of $9.5 million associated with closure of one of its facilities located in California. The amount comprised $8.9 million of future non-cancelable lease payments, which are expected to be paid over several years based on the underlying lease agreement, and the write-off of $0.6 million in leasehold improvements. The restructuring accrual is included on the balance sheet within accrued and other liabilities with the balance of $6.7 million after cash payments of $0.3 million and $0.7 million during the three and six months ended June 26, 2004, respectively.

9.	Net Income (Loss) Per Share

      In accordance with the disclosure requirements of Statements of Financial Accounting Standards No. 128, “Earnings per Share” a reconciliation of the numerator and denominator of the basic and diluted net loss per share calculations is provided as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

Numerator — Basic and Diluted
Net income (loss)	$(26,098)	$6,196	$(16,935)	$33,604

Net income (loss) available to common stockholders	$(26,098)	$6,196	$(16,935)	$33,604

Denominator
Basic weighted average common shares outstanding	247,367,176	241,120,075	246,981,817	242,382,530
Effect of dilutive securities:
Common stock options	—	4,043,577	—	3,521,206
Restricted shares subject to repurchase	—	96,179	—	96,179

Diluted weighted average common shares	247,367,176	245,259,831	246,981,817	245,999,915

Net income (loss) per share — basic	$(0.11)	$0.03	$(0.07)	$0.14
Net income (loss) per share — diluted	$(0.11)	$0.03	$(0.07)	$0.14

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As-if convertible shares and interest expense related to the 6.8% convertible senior notes due 2010 were excluded from the calculation, as the effect was anti-dilutive. The following number of common stock options and as-if converted shares were excluded from the computation of diluted net income per share as the effect was anti-dilutive:

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

Common stock options	26,988,243	13,825,057	26,988,243	13,825,057
Restricted shares subject to repurchase	75,000	—	75,000	—
As-if converted shares related to 6.8% Convertible Senior Notes due 2010 issued on May 7, 2003	18,756,362	18,756,362	18,756,362	18,756,362

10.	Comprehensive Income (Loss)

      Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Cumulative other comprehensive income (loss), as presented in the accompanying consolidated balance sheets, consists of the net unrealized gains (losses) on available-for-sale securities, net of tax, if any.

      Total comprehensive income for the three months and six months ended June 26, 2004 and June 28, 2003, is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

Net income (loss)	$(26,098)	$6,196	$(16,935)	$33,604
Unrealized gain (loss) on investments in securities	(1,636)	11,118	(2,501)	12,917
Less: reclassification adjustment for gain included in net income (loss)	1	28	33	116

Comprehensive income (loss)	$(27,735)	$17,286	$(19,469)	$46,405

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

      Sales to original equipment manufacturers (“OEMs”) for the three and six months ended June 26, 2004 represented 57.6% and 56.3% of total revenue, respectively, compared to 50.6% and 46.5% of total revenue for the corresponding periods in fiscal year 2003, respectively. Sales to the distribution and retail channels for the three and six months ended June 26, 2004 represented 42.4% and 43.7% of total revenue, respectively, compared to 49.4% and 53.5% of total revenue in the corresponding periods in fiscal year 2003, respectively.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales to one customer was over 10% of total revenues in each of the three months ended June 26, 2004 and June 28, 2003; only one customer represented more than 10% of revenue during these periods.

      The Company has a worldwide sales, service and distribution network. Products are marketed and sold through a direct sales force to computer equipment manufacturers, distributors and retailers in the United States, Asia Pacific and Japan, Europe, Middle East and Africa, Latin America and other. Maxtor operations outside the United States primarily consist of its manufacturing facilities in Singapore that produce subassemblies and final assemblies for the Company’s disk drive products. Revenue by destination for the three and six months ended June 26, 2004 and June 28, 2003, respectively, is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

United States	$282,506	$304,469	$601,153	$608,438
Asia Pacific and Japan	270,295	288,434	577,132	571,761
Europe, Middle East and Africa	246,401	298,424	627,635	629,017
Latin America and other	19,052	19,576	32,022	40,576

Total	$818,254	$910,903	$1,837,942	$1,849,792

      Long-lived asset information by geographic area as of June 26, 2004 and December 27, 2003 is presented in the following table (in thousands):

	June 26,	December 27,
	2004	2003

United States	$1,081,510	$1,101,889
Asia Pacific and Japan	169,403	129,380
Europe, Middle East and Africa	573	731
Latin America and other	211	157

Total	$1,251,697	$1,232,157

      Long-lived assets located within the United States consist primarily of goodwill and other intangible assets. Goodwill and other intangible assets within the United States amounted to $849.7 million and $875.6 million as of June 26, 2004 and December 27, 2003, respectively. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore and China.

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Prior to Maxtor’s acquisition of the Quantum HDD business, the Company, on the one hand, and Quantum and Matsushita Kotobuki Electronics Industries, Ltd. (“MKE”), on the other hand, were sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Papst’s complaint against Quantum and MKE was filed on July 30, 1998, and Papst’s complaint against Maxtor was filed on March 18, 1999. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with other pending litigations involving the Papst patents (the “MDL Proceeding”). The matters will be transferred back to the District Court for the Northern District of California for trial. Papst’s infringement allegations are based on spindle motors that Maxtor and Quantum purchased from third party motor vendors, including MKE, and the use of such spindle motors in hard disk drives. The Company purchased the overwhelming majority of spindle motors used in our hard disk drives from vendors that were licensed under the Papst patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under the Papst patents, including MKE. As a result of the Company’s acquisition of the Quantum HDD business, Maxtor assumed Quantum’s potential liabilities to Papst arising from the patent infringement allegations Papst asserted against Quantum. The Company filed a motion to substitute the Company for Quantum in this litigation. The motion was denied by the Court presiding over the MDL Proceeding, without prejudice to being filed again in the future.

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

      The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, the Company cannot assure you it will be able to successfully defend itself against this or any other Papst lawsuit. Because the Papst complaints assert claims to an unspecified dollar amount of damages, and because the Company was at an early stage of discovery when the litigation was stayed, the Company is unable to determine the possible loss, if any, that the Company may incur as a result of an adverse judgment or a negotiated settlement with respect to the claims against us. The Company made an estimate of the potential liabilities, which might arise from the Papst claims against Quantum at the time of the Company’s acquisition of the Quantum HDD business. This estimate will be revised as additional information becomes available. A favorable outcome for Papst in these lawsuits could result in the issuance of an injunction against the Company and its and our products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, the Company also could be required to pay treble damages and Papst’s attorney’s fees. The litigation could result in significant diversion of time by our technical personnel, as well as substantial expenditures for future legal fees. Accordingly, although the Company cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome favorable to Papst could have a material adverse effect on our business, financial condition and operating results. Management believes that it has valid defenses to the claims of Papst and is defending this matter vigorously.

      On December 30, 2003, an action was filed by MKE against Maxtor and Quantum alleging, among other things, MKE’s ownership of certain intellectual property the Company acquired in the acquisition of the Quantum HDD business. The action was filed in the United States District Court for the Northern District of

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California. On March 1, 2004, the Company filed an answer denying all material allegations and a motion to dismiss. The motion to dismiss was granted and MKE filed a First Amended Complaint on May 24, 2004. The Company again filed an answer denying all material allegations. MKE seeks damages, the return of the intellectual property, a constructive trust relating to profits from the use or license of the intellectual property, a declaratory judgment and injunctive relief. The results of any litigation are inherently uncertain. Although the Company cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome unfavorable to Maxtor could have a material adverse effect on our business, financial condition and operating results. Management believes that the lawsuit is without merit, that it has valid defenses to the claims of MKE, and plans to defend the matter vigorously.

      The Company has agreed to invest $200 million over the next five years to establish a manufacturing facility in Suzhou, China, and it has secured credit lines with the Bank of China for up to $133 million to be used for the construction and working capital requirements of this operation. The remainder of its commitment will be satisfied primarily with the transfer of manufacturing assets from Singapore or from our other manufacturing site. Maxtor Technology Suzhou (“MTS”) has drawn down $30 million as of June 2004. MTS is required to maintain a liability to assets ratio as detailed in the line of credit agreement starting in fiscal 2004; the Company was in compliance with the ratio as of June 26, 2004.

13.	Litigation Settlement

      On April 28, 2004, in connection with the Company’s suit against Koninklijke Philips Electronics N.V. and several other Philips-related companies in the Superior Court of California, County of Santa Clara whereby the Company alleged that an integrated circuit chip supplied by Philips was defective and caused significant levels of failure of certain Quantum legacy products acquired as part of the Company’s acquisition of the Quantum HDD business, the Company entered into a settlement agreement with the other parties pursuant to which the parties dismissed the lawsuit with prejudice and the Company received a cash payment of $24.8 million, which was recorded as litigation settlement income in the three months ended June 26, 2004.

14.	Related Party Transaction

      In the three and six months ended June 26, 2004, the Company sold an aggregate of approximately $30.3 million and $54.5 million of goods to Solectron Corporation, respectively, and purchased an aggregate of approximately $0.5 million and $0.9 million of goods and services from Solectron, respectively. The Company’s accounts receivable and accounts payable balances for Solectron were $16.7 million and $0.1 million, respectively, as of June 26, 2004. A Director of the Company is also the Chief Executive Officer and a Director of Solectron.

15.	Subsequent Event

      In July 2004, the Company completed a reduction in force that affected approximately 450 positions. The Company expects to incur facilities and severance-related charges beginning in the quarter ending September 25, 2004, and expects to begin to realize cost and expense savings associated with the reduction in force by the end of fiscal 2004.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.

      This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements. Examples of forward-looking statements in this report include statements regarding capital expenditures, liquidity, commencement of volume shipments from our manufacturing facility in China, impacts of our restructuring, the effect of our planned transition of manufacturing server products from MKE to our Singapore facility, our indemnification obligations, the results of litigation, amortization of other intangible assets and our relationships with vendors. In this report, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “will,” “should,” “could,” “would,” “project,” “plan,” “estimate,” “predict,” “potential,” “future,” “continue,” or similar expressions also identify forward- looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements, whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Performance” and elsewhere in this report.

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

      On August 15, 2002, we announced our decision to shut down our Network Systems Group (“NSG”) and cease the manufacturing and sale of our MaxAttachTMbranded network attached storage products. We worked with NSG customers for an orderly wind down of the business. The network attached storage market had fragmented since our entrance in 1999, with one segment of the NAS market becoming more commoditized and the other segment placing us in competition with some of our hard disk drive customers. The shut down of the operations of our NSG business allowed us to focus on our core hard disk drive market and further reduce expenses. The NSG business was accounted for as a discontinued operation and therefore, results of operations and cash flows have been removed from our results of continuing operations for all periods presented in this report. For additional information regarding the NSG discontinued operations, see note 7 of the Notes to Consolidated Financial Statements.

      On May 7, 2003, we sold $230 million in aggregate principal amount of 6.8% convertible senior notes due in April 2010 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. For additional information regarding the convertible senior notes, see the discussion below under the heading “Liquidity and Capital Resources.”

Executive Overview

      Revenue decreased 10.2% and 0.6% in the three and six months ended June 26, 2004 compared to the corresponding periods in 2003. Total revenue declined during the three and six months ended June 26, 2004 as a result of reduced shipments driven by a lost opportunity with a major OEM customer and decreased demand and pricing pressure experienced in the OEM and distribution channels. These factors were partially offset by growth in shipments and revenue resulting from increased demand for our digital entertainment and Maxtor OneTouch personal storage products. There is a possibility that pricing pressures will continue in the third quarter of 2004.

      Gross profit decreased to 9.0% and 12.4% in the three and six months ended June 26, 2004 compared to 16.4% and 17.4% in the corresponding periods in 2003. The decrease in gross profit, both as a percentage of revenue and in actual dollars during the three and six months ended June 26, 2004, was primarily due to the decline of average selling prices partially offset by the increase in our average capacity shipped. In the three and six months ended June 26, 2004, gross profit was also negatively impacted by weaker server product profitability due in part to price erosion and reduced cost leverage on our products produced at MKE; as well as lower than anticipated volume shipments and revenues of our 40GB per platter desktop product due in part to a lost opportunity at a major OEM customer and lower than anticipated volume shipments to our distribution channel which together resulted in reduced fixed cost absorption at our manufacturing facilities. In the three and six months ended June 26, 2004, we also experienced increased costs as a result of our investments in our China and MMC manufacturing facilities.

      Operating expenses decreased in both absolute dollars and as a percentage of revenue for the three and six months ended June 26, 2004 compared to the corresponding periods in 2003. The decrease in the three month period was due to a $15.5 million decrease in amortization of intangible assets and a $3.6 million decrease in R&D expense, partially offset by increased SG&A expense of $1.4 million. The decrease in the six month period was due to a $15.2 million decrease in amortization of intangible assets and a $5.5 million decrease in R&D expense, partially offset by increased SG&A expense of $2.0 million.

      In July 2004, we completed a reduction in force that affected approximately 450 positions. We expect to incur facilities and severance-related charges of approximately $80 to $90 million beginning in the third fiscal quarter of 2004 and expect to begin to realize cost and expense savings associated with the reduction in force by the end of fiscal 2004.

      Operating capital (defined as accounts receivable, other receivables and inventories less accounts payable) decreased $15.2 million as a result of a decline in accounts receivable, partially offset by an increase in finished goods inventory and a decrease in accounts payable, as a result of seasonally slower sales, reduced shipments driven by a lost opportunity with a major OEM customer and decreased demand experienced in the OEM and distribution channels. Capital expenditures are expected to be below $200 million in 2004.

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

Results of Operations

Revenues and Gross Profit

	Three Months Ended			Six Months Ended

	June 26,	June 28,		June 26,	June 28,
	2004	2003	Change	2004	2003	Change

	(In millions)			(In millions)
Total revenues	$818.3	$910.9	$(92.6)	$1,837.9	$1,849.8	$(11.9)
Gross profit	$73.8	$149.2	$(75.4)	$228.8	$321.1	$(92.3)
Net income	$(26.1)	$6.2	$(32.3)	$(16.9)	$33.6	$(50.5)
As a percentage of revenue:
Total revenues	100.0%	100.0%		100.0%	100.0%
Gross profit	9.0%	16.4%		12.4%	17.4%
Net income	-3.2%	0.7%		-0.9%	1.8%

      Revenues. Revenue in the three and six months ended June 26, 2004 was $818.3 million and $1,837.9 million, compared to $910.9 million and $1,849.8 million in the corresponding periods in fiscal 2003. Total shipments for the three months ended June 26, 2004 were 11.5 million units, which was 0.7 million units, or 5.7%, lower as compared to the three months ended June 28, 2003. Total shipments for the six months ended June 26, 2004 were 25.1 million units, which was 0.5 million units or 2.0% greater as compared to the six months ended June 28, 2003. Total revenue declined during the three and six months ended June 26, 2004 as a result of reduced shipments driven by a lost opportunity with a major OEM customer and decreased demand and pricing pressure experienced in the OEM and distribution channels. These factors were partially offset by growth in shipments and revenue resulting from increased demand for our digital entertainment and Maxtor OneTouch personal storage products.

      Revenue from sales to original equipment manufacturers (“OEMs”) represented 57.6% and 56.3% of revenue in the three and six months ended June 26, 2004, respectively, compared to 50.6% and 46.5% of revenue, respectively, in the corresponding period in fiscal year 2003. In absolute dollars, sales to OEMs increased 2.3% and 20.3%, respectively, during the three and six months ended June 26, 2004. The increase in OEM sales as a percentage of revenue and in absolute dollars during the three and six month periods was driven by the continued growth of our sales of desktop products to digital entertainment customers as well as growth in our sales of server products. This growth in OEM sales was partially offset by a lost opportunity at a major OEM customer.

      Revenue from sales to the distribution channel and retail customers in the three and six months ended June 26, 2004 represented 42.4% and 43.7% of revenue, respectively, compared to 49.4% and 53.5% of revenue, respectively, in the corresponding period in fiscal 2003. Revenue from sales to the distribution channel in the three and six months ended June 26, 2004 represented 34.1% and 36.6% of revenue, respectively, compared to 43.0% and 46.1% of revenue, respectively, in the corresponding periods in fiscal 2003. In absolute dollars, sales to the distribution channel decreased 28.8% and 21.1%, respectively, during the three and six months ended June 26, 2004. The decrease in distribution sales as a percentage of revenue and in absolute dollars during the three and six months ended June 26, 2004 was a result of decreased shipments resulting from reduced demand and pricing pressure created by higher than normal price gaps relative to OEM pricing.

      Revenue from sales to retail customers in the three and six months ended June 26, 2004 represented 8.3% and 7.2% of revenue, respectively, compared to 6.4% and 7.4% of revenue, respectively, in the corresponding periods in fiscal 2003. In absolute dollars, sales to the distribution channel increased 16.1% during the three months ended June 26, 2004 and decreased 4.2% during the six months ended June 26, 2004. The increase in retail sales as a percentage of revenue and in absolute dollars in the three month period was a result of the increase in sales of our Maxtor OneTouch personal storage products. The decrease in retail sales as a percentage of revenue, during the six month period was a result of the decrease in sales of our internal hard drive products offset by an increase in sales of our Maxtor OneTouch personal storage products.

      Domestic revenue in the three and six months ended June 26, 2004 represented 36.9% and 34.5% of total sales, respectively, compared to 35.6% and 35.1% of revenue, respectively, in the corresponding periods in fiscal year 2003. Domestic revenue includes sales to United States, Canada and Latin America. The increase in domestic revenue as a percentage of total revenue during the three months ended June 26, 2004 was a result of increased shipments of desktop products to our digital entertainment customers. The decline during the six months ended June 26, 2004 was the result of reduced shipments of our desktop products in the distribution channel.

      International revenue in the three and six months ended June 26, 2004 represented 63.1% and 65.5% of total sales, respectively, compared to 64.4% and 64.9% of total, respectively, in the corresponding periods in fiscal year 2003. Sales to Europe, Middle East and Africa in the three months ended June 26, 2004 and June 28, 2003 represented 30.1% and 32.8% of total revenue, respectively. In absolute dollars, sales to Europe, Middle East and Africa decreased 17.4% during the three months ended June 26, 2004. The decrease in sales to Europe, Middle East and Africa as a percentage of revenue and in absolute dollars during the three months ended June 26, 2004 was the result of reduced shipments to the distribution channel of our desktop products partially offset by growth in the sales of our Maxtor OneTouch personal storage products.

      Sales to Asia Pacific and Japan in the three months ended June 26, 2004 and June 28, 2003 represented 33.0% and 31.7% of total revenue, respectively. In absolute dollars, sales to Asia Pacific and Japan decreased 6.3% during the three months ended June 26, 2004. The increase in sales to Asia Pacific and Japan as a percentage of revenue during the three months ended June 26, 2004, was the result of the decrease in Europe, Middle East and Africa as a percentage of revenue. In absolute dollars, Asia Pacific and Japan revenue decreased due to reduced sales of our desktop products to OEM and distribution customers.

      Sales to Europe, Middle East and Africa in the six months ended June 26, 2004 and June 26, 2003 represented 34.1% and 34.0% of total revenue, respectively. In absolute dollars, sales to Europe, Middle East and Africa decreased 0.2% during the six months ended June 26, 2004. The decrease in European sales as a percentage of revenue and in absolute dollars during the six months ended June 26, 2004 was the result of reduced shipments in the distribution channel of our desktop products partially offset by growth in the sales of our Maxtor OneTouch personal storage and server products.

      Sales to Asia Pacific and Japan in the six months ended June 26, 2004 and June 28, 2003 represented 31.4% and 30.9% of total revenue, respectively. In absolute dollars, sales to Asia Pacific and Japan increased 0.9% during the six months ended June 26, 2004. The increase in sales to Asia and Japan as a percentage of revenue and in absolute dollars during the six months ended June 26, 2004 was due to increased sales of our server products to OEM customers.

Cost of Revenues; Gross Profit

      Gross profit decreased to $73.8 million in the three months ended June 26, 2004, compared to $149.2 million for the corresponding three months in fiscal year 2003. As a percentage of revenue, gross profit decreased to 9.0% in the three months ended June 26, 2004 from 16.4% in the corresponding three months of fiscal year 2003. Gross profit decreased to $228.8 million in the six months ended June 26, 2004, compared to $321.1 million for the corresponding six months in fiscal year 2003. As a percentage of revenue, gross profit decreased to 12.4% in the six months ended June 26, 2004 from 17.4% in the corresponding six months of fiscal year 2003. The decrease in gross profit, both as a percentage of revenue and actual dollars during the three and six months ended June 26, 2004, was primarily due to the decline of average selling prices partially offset by the increase in our average capacity shipped. In the three and six months ended June 26, 2004, gross profit was also negatively impacted by weaker server product profitability due in part to price erosion and reduced cost leverage on our products produced at MKE; as well as lower than anticipated volume shipments and revenues of our 40GB per platter desktop product due in part to a lost opportunity at a major OEM customer and lower than anticipated volume shipments to our distribution channel which together resulted in reduced fixed cost absorption at our manufacturing facilities. In the three and six months ended June 26, 2004, we also experienced increased costs as a result of our investments in our China and MMC manufacturing facilities. Our cost of revenues includes depreciation and amortization of property, plant and equipment.

Operating Expenses

	Three Months Ended			Six Months Ended

	June 26,	June 28,		June 26,	June 28,
	2004	2003	Change	2004	2003	Change

	(In millions)			(In millions)
Research and development	$80.6	$84.2	$(3.6)	$165.4	$170.9	$(5.5)
Selling, general and administrative	$32.4	$31.0	$1.4	$64.9	$62.9	$2.0
Amortization of intangible assets	$5.1	$20.6	$(15.5)	$25.9	$41.1	$(15.2)
As a percentage of revenue:
Research and development	9.8%	9.2%		9.0%	9.2%
Selling, general and administrative	4.0%	3.4%		3.5%	3.4%
Amortization of intangible assets	0.6%	2.3%		1.4%	2.2%

Research and Development (“R&D”)

      R&D expense in the three and six months ended June 26, 2004 was $80.6 million, or 9.8% of revenue and $165.4 million, or 9.0% of revenue compared to $84.2 million, or 9.2% of revenue and $170.9 million and 9.2% of revenue, respectively, in the corresponding periods in fiscal year 2003. R&D expenses decreased by $3.6 million, or 4.3%, in the three month period ended June 26, 2004 compared to the corresponding period in fiscal year 2003. The decrease in R&D expenses was primarily due to decreases in compensation of $5.6 million and in depreciation and equipment expense of $1.9 million. These decreases were offset by a

$3.9 million increase in expensed parts due to a change in the number of products in development. R&D expenses decreased by $5.5 million, or 3.2%, in the six month period ended June 26, 2004 compared to the corresponding period in fiscal year 2003. The decrease in R&D expenses was primarily due to decreases in compensation of $8.1 million, and $4.0 million in depreciation, our facilities and information technology departments, and services. These decreases were offset by a $6.6 million increase in expensed parts due to a change in the number of products in development.

Selling, General and Administrative (“SG&A”)

      SG&A expense in the three and six months ended June 26, 2004 was $32.4 million, or 4.0% of revenue and $64.9 million, or 3.5% of revenue compared to $31.0 million, or 3.4% of revenue and $62.9 million and 3.4% of revenue, respectively, in the corresponding periods in fiscal year 2003. SG&A expenses increased by $1.4 million, or 4.5%, in the three month period ended June 26, 2004 compared to the corresponding period in fiscal year 2003. The increase in SG&A expenses was primarily due to reduction in rental income of $0.8 million and an increase of services of $0.6 million. SG&A expenses increased by $2.0 million, or 3.2%, in the six month period ended June 26, 2004 compared to the corresponding period in fiscal year 2003. The increase in SG&A expenses was primarily due to reduction in rental income of $1.0 million, increased services of $5.3 million and $1.6 million of miscellaneous expenses. These increases were offset by reduced spending in our facilities and information technology departments of $3.4 million, as well as a decrease in bad debt of $2.5 million.

      In July 2004, we completed a reduction in force that affected approximately 450 positions. We expect to incur facilities and severance-related charges of approximately $80 to $90 million beginning in the third fiscal quarter of 2004 and expect to begin to realize cost and expense savings associated with the reduction in force by the end of fiscal 2004. We anticipate cost savings of approximately $15 million a quarter by the end of fiscal 2004.

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

      Included in R&D expenses and SG&A expenses are charges for amortization of stock-based compensation resulting from both Maxtor options and options issued by Quantum to employees who joined Maxtor in connection with the acquisition on April 2, 2001. Stock compensation charges were as follows:

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

	(In millions)		(In millions)
Cost of revenues	$—	$—	$—	$—
Research and development	—	0.2	—	0.3
Selling, general and administrative	—	—	—	0.1

Total stock-based compensation expense	$—	$0.2	$—	$0.4

      As of March 27, 2004, we completed the amortization of stock-based compensation associated with our acquisition of the Quantum HDD business.

Amortization of Intangible Assets

      Amortization of other intangible assets represents the amortization of existing technology, arising from our acquisitions of the Quantum HDD business in April 2001 and MMC in September 2001. The net book value of these intangibles at June 26, 2004 was $35.7 million. Amortization of other intangible assets was $5.1 million and $25.9 million for the three and six months ended June 26, 2004 and June 28, 2003, respectively.

      Amortization of other intangible assets is computed over the estimated useful lives of the respective assets, generally three to five years. We expect amortization expense on intangible assets to be $10.1 million in the remainder of 2004, $20.2 million in 2005, and $5.4 million in 2006, at which time the purchased intangible assets will be fully amortized.

Restructuring Charge

      During the year ended December 28, 2002, we recorded a restructuring charge of $9.5 million associated with closure of one of our facilities located in California. The amount comprised $8.9 million of future non-cancelable lease payments, which are expected to be paid over several years based on the underlying lease agreement, and the write-off of $0.6 million in leasehold improvements. The restructuring accrual is included on the balance sheet within accrued and other liabilities with the balance of $6.7 million after cash payments of $0.3 million and $0.7 million during the three and six months ended June 26, 2004.

      In July 2004, we completed a reduction in force that affected approximately 450 positions. We expect to incur facilities and severance-related charges of approximately $80 to $90 million beginning in the third fiscal quarter of 2004 and expect to begin to realize cost and expense savings associated with the reduction in force by the end of fiscal 2004.

Interest Expense, Interest Income and Other Gain

	Three Months Ended			Six Months Ended

	June 26,	June 28,		June 26,	June 28,
	2004	2003	Change	2004	2003	Change

	(In millions)			(In millions)
Interest expense	$(7.4)	$(8.3)	$(0.9)	$(16.2)	$(13.7)	$2.5
Interest income	$1.0	$1.5	$(0.5)	$2.4	$2.6	$(0.2)
Income from litigation settlement	$24.8	$—	$24.8	$24.8	$—	$24.8
Other gain	$—	$—	$—	$—	$0.2	$(0.2)
As a percentage of revenue:
Interest expense	0.9%	0.9%		0.9%	0.7%
Interest income	0.1%	0.2%		0.1%	0.2%
Income from settlement	3.0%	0.0%		1.3%	0.0%
Other gain	0.0%	0.0%		0.0%	0.1%

Interest Expense

      Interest expense decreased $0.9 million in the three months and increased $2.5 million in the six months ended June 26, 2004 as compared to the corresponding periods in fiscal year 2003. The decrease in the three months ended June 26, 2004 was due to reduction in debt balance for the quarter as compared to the corresponding quarter in 2003. The increase in the six months ended June 26, 2004 was primarily due to higher average debt balance over the six month period as compared to the corresponding period in 2003.

Interest Income

      Interest income decreased $0.2 million and $0.4 million in the three months and six months ended June 26, 2004 compared to the corresponding periods in fiscal year 2003. The decrease resulted primarily from lower balances in our cash and cash equivalent.

Income from Litigation Settlement

      On April 28, 2004, in connection with our suit against Koninklijke Philips Electronics N.V. and several other Philips-related companies in the Superior Court of California, County of Santa Clara whereby the Company alleged that an integrated circuit chip supplied by Philips was defective and caused significant levels of failure of certain Quantum legacy products acquired as part of our acquisition of the Quantum HDD business, we entered into a settlement agreement with the other parties pursuant to which the parties dismissed the lawsuit with prejudice and we received a cash payment of $24.8 million, which was recorded as litigation settlement income in the three months ended June 26, 2004.

Other Gain

      Other gain was zero in the three months and six months ended June 26, 2004 as compared to zero and $0.2 million for the corresponding periods in fiscal year 2003.

Provision for Income Taxes

	Three Months Ended			Six Months Ended

	June 26,	June 28,		June 26,	June 28,
	2004	2003	Change	2004	2003	Change

	(In millions)			(In millions)
Income (loss) before provision for income taxes	$(25.8)	$6.6	$(32.4)	$(16.3)	$35.3	$(51.6)
Provision for income taxes	$0.3	$0.4	$(0.1)	$0.6	$1.7	$(1.1)

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

      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s acquisition of Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the Company’s acquisition of Quantum HDD, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We must also indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods before our acquisition of Quantum HDD, limited in the aggregate to $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross-up payment. Although we expect to be required to make indemnification payments in future periods, we are unable to determine significantly in advance the amount and timing of such payments. Management believes that, based on the facts available at this time, the likelihood that our aggregate indemnification obligations will exceed $142.0 million is remote. As of June 26, 2004, the Company has reimbursed $8.0 million to Quantum Corporation leaving a balance of $134.0 million on the original indemnity, prior to any sharing of tax liability with Quantum.

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

Liquidity and Capital Resources

      At June 26, 2004, we had $387.7 million in cash and cash equivalents, $23.4 million in restricted cash, $63.7 million in marketable securities and $41.7 million in restricted marketable securities for a combined total of $516.5 million. In comparison, at December 27, 2003, we had $530.8 million in cash and cash equivalents, $37.2 million in restricted cash and $44.6 million in marketable securities and $42.3 million in restricted marketable securities for a combined total of $654.9 million. The restricted cash and restricted marketable securities balance amounts are pledged as collateral for certain stand-by letters of credit issued by commercial banks.

      Cash used in operating activities was $44.5 million in the six months ended June 26, 2004. This comprised $16.9 million in net loss plus non-cash items of $96.0 million primarily relating to depreciation and amortization, a decrease in operating capital (defined as accounts receivables, other receivables and inventories less accounts payables) of $15.2 million and prepaid expenses and other assets of $1.1 million, partially offset by a decrease in accrued and other liabilities of $139.1 million and cash used in discontinued operations of $0.8 million. The change in accrued and other liabilities was primarily due to a $77.0 million payment of compensation accruals, $29.8 million net settlement of warranty, $9.4 million payments of sundry taxes, and $13.8 million other accrued expenses and $7.2 million in facility accrual payments.

      The decrease in operating capital during the six months ended June 26, 2004 was a result of the following factors: decline in accounts receivable, partially offset by an increase in finished goods inventory and a decrease in accounts payable as a result of seasonally slower sales, reduced shipments driven by a lost opportunity with a major OEM customer and decreased demand experienced in the OEM and distribution channels.

      Cash used in investing activities was $120.8 million for the six months ended June 26, 2004, primarily reflecting investments in property, plant and equipment (net of proceeds) of $93.3 million and purchases (net of sales) of marketable securities of $19.6 million, partially offset by an increase in restricted cash of $7.9 million.

      Cash provided by financing activities was $22.2 million for the six months ended June 26, 2004. Primarily this represented increased borrowings of $49.7 net of transaction fees from the new asset backed borrowing facility, $15 million drawing on the manufacturing facility loan in Suzhou, China, $9.7 million drawing on the second EDB loan and $10.9 million received upon the issuance of common stock through our employee stock purchase plan and options exercised. This was primarily offset by repayments of $50 million on original asset back borrowing, $8.7 million amortization of capital lease obligations and payments of $3.4 million on the first EDB Loan.

      We believe that our existing cash and cash equivalents, short-term investment and capital resources, together with cash generated from operations and available borrowing capacity will be sufficient to fund our operations through at least the next twelve months. We require substantial working capital to fund our business, particularly to finance accounts receivable and inventory, and to invest in property, plant and equipment. During 2004, capital expenditures are expected to be below $200 million, primarily used for manufacturing expansion and upgrades, product development, and updating our information technology systems. If we need additional capital, there can be no assurance that such additional financing can be obtained, or that it will be available on satisfactory terms. See discussion below under the heading “Certain Factors Affecting Future Performance.” Our ability to generate cash will depend on, among other things, demand in the hard disk drive market and pricing conditions. We have a net deferred tax liability amounting to $196.4 million, which could become payable upon repatriation of our earnings invested abroad.

     Contractual Obligations

      Payments due under known contractual obligations as of June 26, 2004 are reflected in the following table (in thousands):

					More than
		Less than		3-5 Years	5 Years
	Total(5)	1 Year	1-3 Years	(1)(2)	(1)(2)

Long-term Debt	$432,908	$65,287	$58,994	$44,316	$264,311
Capital Lease Obligations	11,473	7,689	3,784	—	—
Operating Leases(3)	292,386	34,678	63,461	61,796	132,451
Purchase Obligations(4)	762,076	736,204	14,607	11,265	—

Total	$1,498,843	$843,858	$140,846	$117,377	$396,762

(1)	Does not include $103 million which may be borrowed under a facility in a U.S.-dollar-denominated loan, to be secured by our facilities in Suzhou, China, drawable until April 2007, and repayable in eight semi-annual installments commencing October 2007; the borrowings under this facility will bear interest at LIBOR plus 50 basis points (subject to adjustment to 60 basis points).

(2)	Does not include $67 million which we are obligated to contribute to our China subsidiary to allow drawdowns under the facilities described under footnote (1).

(3)	Includes future minimum annual rental commitments, including amounts accrued as restructuring liabilities as of June 26, 2004.

(4)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. The expected timing of payment of the obligations set forth above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

(5)	We have excluded $134.0 million relating to our tax sharing indemnification agreement with Quantum Corporation as the time period within which the obligations may become due and owing is not specified.

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

      We have agreed to invest $200 million over the next five years to establish a manufacturing facility in Suzhou, China, and we have secured credit lines with the Bank of China for up to $133 million to be used for the construction and working capital requirements of this operation. The remainder of our commitment will be satisfied primarily with the transfer of manufacturing assets from Singapore or from our other manufacturing site. Maxtor Technology Suzhou (“MTS”) has drawn down $30 million as of June 2004. MTS is required to maintain a liability to assets ratio as detailed in the line of credit agreement starting in fiscal 2004; we were in compliance with the ratio as of June 26, 2004. We and the Bank of China are in discussions which may affect terms for future drawings and the availability of the facility.

      In September 2003, Maxtor Peripherals (S) Pte Ltd. (“MPS”) entered into a second four-year 52 million Singapore dollar loan agreement with the Economic Development Board of Singapore (the “Board”) at 4.25% which is amortized in seven equal semi-annual installments ending December 2007. As of June 26, 2004, the balance was 52.0 million Singapore dollars, equivalent to $30.2 million. This loan is supported by a guaranty from a bank. Cash is currently provided as collateral for this guaranty; $21.6 million was recorded as other assets and the remaining $8.6 million was recorded as restricted cash. However, we may at our option substitute other assets as security. MPS is required to invest a certain level of capital by 2006 as defined in the loan agreement.

      On May 9, 2003, we entered into a two-year receivable-backed borrowing arrangement of up to $100 million with certain financial institutions. In the arrangement we used a special purpose subsidiary to purchase and hold all of our United States and Canadian accounts receivable. This special purpose subsidiary had borrowing authority up to $100 million collateralized by the United States and Canadian accounts receivable. The special purpose subsidiary was consolidated for financial reporting purposes. The transactions under the arrangement were accounted for as secured borrowing and accounts receivables, and the related short-term borrowings, if any, remain on our consolidated balance sheet. As of March 9, 2004 the dilution to liquidation ratio for this facility exceeded the agreed upon threshold. The lenders under the facility agreed to forbear from exercising remedies for noncompliance with this ratio through March 31, 2004 and in return, we agreed to apply all collections of receivables to the repayment of the outstanding facility until repaid in full. As of March 27, 2004, we had no borrowing under this facility. On April 2, 2004, this agreement was terminated by all parties involved.

      On June 24, 2004, we entered into a one-year receivable-backed borrowing arrangement of up to $100 million with one financial institution. In the arrangement we used a special purpose subsidiary to purchase and hold all of our United States and Canadian accounts receivable. This special purpose subsidiary has borrowing authority up to $100 million collateralized by the United States and Canadian accounts receivable. The special purpose subsidiary was consolidated for financial reporting purposes. The transactions under the arrangement are accounted for as short term borrowings and remain on our consolidated balance sheet. As of June 26, 2004 we had borrowed $50 million under the arrangement, the interest rate is Libor plus 3% and $157 million of United States and Canadian receivables were pledged under this arrangement and remain on our consolidated balance sheet. The terms of the facility require compliance with operational covenants and several financial covenants, including a liquidity covenant, an operating income (loss) before depreciation and amortization to long-term debt ratio, and certain tests relating to the quality and nature of the receivables, including limits on the percentage of all receivables represented by delinquent or defaulted receivables, a dilution to liquidation ratio comparing reductions to the invoiced amounts of receivables to actual collections in a designated period. A violation of these covenants will result in an early amortization event that will cause a prohibition on further payments and distributions to us from the special purpose subsidiary until the facility has been repaid in full. As of June 26, 2004, we were in compliance with these requirements.

CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

We have a history of significant losses.

      We have a history of significant losses. In the last five fiscal years, we were profitable in only fiscal years 2000 and 2003. For the year ended December 27, 2003, our net income was $102.7 million, which included $85.3 million for the amortization of intangible assets, charges of $0.8 million for stock-based compensation and income from discontinued operations of $2.2 million. As of December 27, 2003, we had an accumulated deficit of $1,637.9 million. Although we were profitable in the fiscal year 2003, we have experienced a quarterly loss in the second fiscal quarter of 2004. We are projecting a loss for the third fiscal quarter of 2004 and may continue to experience losses in the future.

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

If we do not expand into new hard drive market segments, and maintain our presence in the existing hard disk drive market, our revenues will suffer.

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

      Unlike some of our competitors, we do not manufacture any of the parts used in our products, other than media as a result of our acquisition of MMC Technologies Inc., or MMC. Instead, our products incorporate parts and components designed by and purchased from third party suppliers. Both we and Matsushita-Kotobuki Electronics Industries, Ltd., or MKE, depend on a limited number of qualified suppliers for components and subassemblies, including recording heads, media and integrated circuits. Currently, we purchase recording heads from two sources, digital signal processors/controllers from one source and spin/servo integrated circuits from two sources. We recently entered into agreements with our two recording head suppliers, TDK/ SAE and ALPS Electric Co., Ltd., pursuant to which these suppliers will each be collaborating with Maxtor on the development of future head technologies, efficiencies, and in the case of

TDK/ SAE, manufacturing and manufacturing strategies. TDK/ SAE will be supplying recording heads to Maxtor on a “priority customer” basis, subject to qualification and pricing conditions. Although our acquisition of our primary media supplier, MMC, has reduced our dependence on outside suppliers for this component, MMC cannot supply all of our media needs, and therefore we are still required to purchase media from two outside sources. As we have experienced in the past, some required parts may be periodically in short supply. As a result, we will have to allow for significant ordering lead times for some components. In addition, we may have to pay significant cancellation charges to suppliers if we cancel orders for components because we reduce production due to market oversupply, reduced demand, transition to new products or technologies or for other reasons. We order the majority of our components on a purchase order basis and we have limited long-term volume purchase agreements with only some of our existing suppliers. In the event that these suppliers cannot qualify to new leading-edge technology specifications, our ramp up of production for the new products will be delayed, and our business, operating results and financial condition will be adversely affected.

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

      Our Maxtor-owned facilities in Singapore and our relationship with MKE for the manufacture of Atlas 10,000 RPM hard disk drives for the enterprise market are currently our only sources of production for our hard disk drive products. MKE manufactures a substantial portion of our Atlas hard disk drives for the enterprise market pursuant to a master agreement and a purchase agreement that has been extended through March 31, 2004. Following the termination of the purchase agreement with MKE in March 2004, we expect to continue to have MKE manufacture a significant portion of our Atlas products pursuant to purchase orders through September 2004. We plan to transition the manufacturing of our server products to our Singapore manufacturing facility and begin volume shipments in the second half of 2004. Although we do not anticipate any disruption in supply of the enterprise products which are being manufactured by MKE prior to our transition to Singapore, any failure to reach an agreement with MKE on competitive pricing arrangements for product delivered before the transition, or any disruption of supply of such products manufactured by MKE prior to the transition of manufacturing to Singapore would negatively impact our business and operating results for such periods.

      Our inability to add capacity to allow us to meet customers’ demands in a timely manner may limit our future growth and could harm our business, financial condition and operating results. We have a new manufacturing facility in China that is intended to provide us with a low-cost facility to accommodate anticipated future growth. We anticipate that the facility will begin volume shipments in the second half of 2004. Initial shipments commenced during the second quarter of 2004 and we plan to ramp production and qualify the facility for OEM customers. Any delay or difficulty in qualifying the facility’s production with customers could delay the time at which the facility could commence volume shipments, which could harm our business, financial condition and operating results.

      In addition, our entire volume manufacturing operations are based in Singapore. Our MKE-manufactured server products are manufactured in Japan. We are planning to have our factory in China begin volume shipments in the second half of 2004. A flood, earthquake, political instability, act of terrorism or other disaster or condition in Singapore or Japan, or after our China plant is operational, in China, that adversely affects our facilities or ability to manufacture our hard disk drive products could significantly harm our business, financial condition and operating results.

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

      On December 30, 2003, an action was filed by MKE against us and Quantum alleging, among other things, MKE’s ownership of certain intellectual property we acquired in the acquisition of the Quantum HDD business. The action was filed in the United States District Court for the Northern District of California. On March 1, 2004, we filed an answer denying all material allegations and a motion to dismiss. The motion to dismiss was granted and MKE filed a First Amended Complaint on May 24, 2004. We again filed an answer denying all material allegations. MKE seeks damages, the return of the intellectual property, a constructive trust relating to profits from the use or license of the intellectual property, a declaratory judgment and injunctive relief. The results of any litigation are inherently uncertain. Although we cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome unfavorable to us could have a material adverse effect on our business, financial condition and operating results. Management believes that the lawsuit is without merit, that it has valid defenses to the claims of MKE, and plans to defend the matter vigorously.

We face risks from our substantial international operations and sales.

      We conduct most of our manufacturing and testing operations and purchase a substantial portion of our key parts outside the United States. In particular, currently manufacturing operations for our products are concentrated in Singapore, where our principal manufacturing operations are located, and in Japan, where MKE’s manufacturing operations are located. We expect to transition our manufacturing from MKE to Singapore in the second half of 2004 and we also expect our new manufacturing plant in Suzhou, China to begin volume shipments in the second half of 2004. Such concentration of operations in Singapore and either Japan or China will likely magnify the effects on us of any disruptions or disasters relating to those countries. In addition, we also sell a significant portion of our products to foreign distributors and retailers. As a result, we will be dependent on revenue from international sales. Inherent risks relating to our overseas operations include:

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

      We expect our new manufacturing plant in China to begin volume shipments in the second half of 2004, and we have secured a credit facility with the Bank of China to fund the construction of this facility. We also intend to expand our presence in the distribution channels serving China. Our business, financial condition and operating results may be adversely affected by changes in the political, social or economic environment in China. Under its current leadership, China has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the Chinese government will continue to pursue such policies or that such policies will not be significantly altered from time to time without notice. In addition, Chinese credit policies may fluctuate from time to time without notice and this fluctuation in policy may adversely impact our credit arrangements. Any changes in laws and regulations, or their interpretation, the imposition of surcharges or any material increase in Chinese tax rates, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our ability to conduct business and operate our planned manufacturing facility in China. Chinese policies toward economic liberalization, and, in particular, policies affecting technology companies, foreign investment and other similar matters could change. In addition, our business and prospects are dependent upon agreements and regulatory approval with various entities controlled by Chinese governmental instrumentalities. Our operations and prospects in China would be materially and adversely affected by the failure of such governmental entities to grant necessary approvals or honor existing contracts. If breached, any such contract might be difficult to enforce in China. The legal system of China relating to corporate organization and governance, foreign investment, commerce, taxation and trade is both new and continually evolving, and currently there can be no certainty as to the application of its laws and regulations in particular instances. Our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our business ventures in China are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important financial and operational information regarding these ventures. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and operating results. Further, our intellectual property protection measures may not be sufficient to prevent misappropriation of our technology in China. The Chinese legal system does not protect intellectual property rights to the same extent as the legal system of the United States and effective intellectual property enforcement may be unavailable or limited. If we are unable to adequately protect our proprietary information and technology in China, our business, financial condition and operating results could be materially adversely affected.

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

      On June 24, 2004, we entered into a one-year asset backed securitization facility for up to $100 million with one financial institution. The facility will use a special purpose subsidiary to purchase and hold all of our United States and Canadian accounts receivable. This special purpose subsidiary will borrow up to $100 million secured by the purchased receivables and will use such borrowed funds and collections from the receivables to purchase additional receivables from us and to make other permitted distributions to us. This special purpose subsidiary will be consolidated for financial reporting purposes, and its resulting liabilities will appear on our consolidated balance sheet as short-term debt. The terms of the facility require compliance with operational covenants and several financial covenants, including a liquidity covenant, an operating income (loss) before depreciation and amortization to long-term debt ratio, and certain tests relating to the quality and nature of the receivables, including limits on the percentage of all receivables represented by delinquent or defaulted receivables, a dilution to liquidation ratio comparing reductions to the invoiced amounts of receivables to actual collections in a designated period. A violation of these covenants will result in an early amortization event that will cause a prohibition on further payments and distributions to us from the special purpose subsidiary until the facility has been repaid in full. However, early amortization events under the facility generally will not cause an event of default under the convertible senior notes due 2010. We do not believe that an early amortization event or the lack of borrowing availability under the facility would have a material adverse effect on our liquidity.

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

      The following table presents the hypothetical changes in fair values in the financial instruments held at June 26, 2004 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The hypothetical changes assume immediate shifts in the U.S. Treasury yield curve of plus or minus 50 basis points (“bps”), 100 bps, and 150 bps.

				Fair Value
				as of
				June 26,
				2004
	+150 bps	+100 bps	+50 bps	($000)	-50 bps	-100 bps	-150 bps

Financial Instruments	$104,021	$104,464	$104,909	$105,360	$105,811	$106,269	$106,729
% Change	(1.27)%	(0.85)%	(0.43)%		0.43%	0.86%	1.30%

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

				Fair Value
				as of
	Valuation of Security			June 26,	Valuation of Security
	Given X% Decrease in the			2004	Given X% Increase in the
	Security Price			($000)	Security Price

Corporate equity investments	$6,824	$10,237	$11,601	$13,649	$15,696	$17,061	$20,473
% Change	(50)%	(25)%	(15)%		15%	25%	50%

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

      There has been no change in our internal control over financial reporting during the quarter ended June 26, 2004 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

      In addition to the Papst lawsuit, on June 13, 2002, we filed suit against Koninklijke Philips Electronics N.V. and several other Philips-related companies in the Superior Court of California, County of Santa Clara. On June 26, 2002, we filed a First Amended Complaint and on January 6, 2003, we filed a Second Amended Complaint. The lawsuit alleged that an integrated circuit chip supplied by Philips was defective and caused significant levels of failure of certain Quantum legacy products, which we acquired as part of our acquisition of the Quantum HDD business. Philips’ subsequent motions to dismiss were withdrawn or denied. Philips answered the complaint on March 13, 2003. The parties entered into a settlement agreement relating to this lawsuit on April 28, 2004, pursuant to which the parties agreed that the lawsuit would be dismissed with prejudice and we received a cash payment of $24.8 million; neither party made any admission relating to liability. Philips and we agreed that we would continue as a preferred supplier to Philips’ consumer electronics business, subject to terms and conditions agreed between the parties.

      On December 30, 2003, an action was filed by MKE against us and Quantum alleging, among other things, MKE’s ownership of certain intellectual property we acquired in the acquisition of the Quantum HDD business. The action was filed in the United States District Court for the Northern District of California. On March 1, 2004, we filed an answer denying all material allegations and a motion to dismiss. The motion to dismiss was granted and MKE filed a First Amended Complaint on May 24, 2004. We again filed an answer denying all material allegations. MKE seeks damages, the return of the intellectual property, a constructive trust relating to profits from the use or license of the intellectual property, a declaratory judgment and injunctive relief. The results of any litigation are inherently uncertain. Although we cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome unfavorable to us could have a material adverse effect on our business, financial condition and operating results. Management believes that the lawsuit is without merit, that it has valid defenses to the claims of MKE, and plans to defend the matter vigorously.

Item 2.     Changes in Securities and Use of Proceeds

      None

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      At our annual meeting of stockholders held on May 20, 2004, the stockholders elected the nominees for Class III directors to our Board of Directors. The votes were as follows:

Nominee	For	Withheld Authority

Paul J. Tufano	217,982,032	8,207,584
Charles M. Boesenberg	221,561,360	4,628,256
Michael R. Cannon	180,725,056	45,464,560

      Mr. Tufano, Mr. Boesenberg and Mr. Cannon’s terms will expire at the 2007 annual meeting. The following Directors’ terms of office continue until the annual meeting indicated: Dr. C.S. Park, Charles F. Christ and Gregory E. Myers, (Class I term expires at the 2005 annual meeting) and Roger Johnson and Charles Hill, (Class II term expires at the 2006 annual meeting).

      The following matter was also submitted to and approved by a vote of the stockholders with the results of the voting being as shown:

Proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 25, 2004:

For	223,600,749
Against	2,420,105
Abstained	168,762

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits. See Index to Exhibits at the end of this report.

      (b) Reports on Form 8-K.

      Maxtor filed a Current Report on Form 8-K on April 6, 2004 in which it reported the termination of the Receivables Loan and Security Agreement dated as of May 9, 2003, by and among Radian Reinsurance Inc., Maxtor Funding LLC, Maxtor Corporation, Merrill Lynch Commercial Finance Corp., and U.S. Bank National Association and its related agreements.

      Maxtor filed a Current Report on Form 8-K on April 21, 2004 in which it reported financial results for the first fiscal quarter ended March 27, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

MAXTOR CORPORATION

By	/s/ THEODORE A. HULL

Theodore A. Hull
Vice President, Finance and
Acting Chief Financial Officer

Date: August 4, 2004

EXHIBIT INDEX

Exhibit
Number	Description

10.1	U.S. $100,000,000 Receivables Loan and Security Agreement dated as of June 24, 2004 among Maxtor Receivables LLC, Maxtor Corporation, Merrill Lynch Commercial Finance Corp. and U.S. Bank National Association.
10.2	Purchase and Contribution Agreement dated as of June 24, 2004 between Maxtor Corporation and Maxtor Receivables LLC.
10.3	Amendment No. 1 to Maxtor Standard Volume Purchase Agreement dated as of July 1, 2004 between Maxtor Corporation and Agere Systems Inc.*
10.4	Agreement dated as of July 19, 2004 between Maxtor Corporation and Phillip C. Duncan.**
10.5	Employment Offer Letter dated as of July 19, 2004 from Maxtor Corporation to John Viera.**
31.1	Certification of Paul J. Tufano, President and Chief Executive Officer of the Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Theodore A. Hull, Acting Chief Financial Officer of the Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Paul J. Tufano, President and Chief Executive Officer of the Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Theodore A. Hull, Acting Chief Financial Officer of the Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by asterisks.

**	Management contract or compensatory plan or arrangement.