Form 10-Q
period 2004-09-25
MAXTOR CORP
filed 2004-11-04
CIK 711039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 25, 2004

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

      As of October 28, 2004, 250,033,379 shares of the registrant’s Common Stock, $.01 par value, were issued and outstanding.

MAXTOR CORPORATION

FORM 10-Q

September 25, 2004

PART I.     FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

MAXTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 25,	December 27,
	2004	2003

	(Unaudited)
	(In thousands, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$391,465	$530,816
Restricted cash	22,686	37,154
Marketable securities	64,894	44,543
Restricted marketable securities	42,974	42,337
Accounts receivable, net of allowance of doubtful accounts of $10,055 at September 25, 2004 and $11,220 at December 27, 2003	402,707	540,943
Other receivables	44,093	37,964
Inventories	251,060	218,011
Prepaid expenses and other	39,140	38,301

Total current assets	1,259,019	1,490,069
Property, plant and equipment, net	374,762	342,679
Goodwill	813,951	813,951
Other intangible assets, net	30,678	61,619
Other assets	34,297	13,908

Total assets	$2,512,707	$2,722,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$70,648	$77,037
Accounts payable	698,524	730,056
Accrued and other liabilities	325,089	454,388
Liabilities of discontinued operations	689	1,487

Total current liabilities	1,094,950	1,262,968
Deferred taxes	196,455	196,455
Long-term debt, net of current portion	400,208	355,809
Other liabilities	198,733	186,485

Total liabilities	1,890,346	2,001,717
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 263,186,312 shares issued and 249,940,574 shares outstanding at September 25, 2004 and 259,246,819 shares issued and 246,001,081 shares outstanding at December 27, 2003	2,632	2,592
Additional paid-in capital	2,428,679	2,410,082
Deferred stock-based compensation	—	(110)
Accumulated deficit	(1,749,636)	(1,637,920)
Cumulative other comprehensive income	5,625	10,804
Treasury stock (13,245,738 shares) at cost	(64,939)	(64,939)

Total stockholders’ equity	622,361	720,509

Total liabilities and stockholders’ equity	$2,512,707	$2,722,226

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003

	(Unaudited)		(Unaudited)

	(In thousands, except share and per share amounts)
Net revenues	$927,204	$1,065,531	$2,765,146	$2,915,323
Cost of revenues	867,680	883,106	2,476,773	2,411,805

Gross profit	59,524	182,425	288,373	503,518
Operating expenses:
Research and development	78,167	88,172	243,552	259,051
Selling, general and administrative	34,477	33,875	99,374	96,774
Amortization of intangible assets	5,052	20,562	30,941	61,686
Restructuring charge	31,393	—	31,393	—

Total operating expenses	149,089	142,609	405,260	417,511

Income (loss) from operations	(89,565)	39,816	(116,887)	86,007
Interest expense	(7,805)	(8,966)	(24,001)	(22,713)
Interest income	1,276	1,183	3,646	3,814
Income from litigation settlement	—	—	24,750	—
Other gain (loss)	13	(937)	67	(694)

Income (loss) before income taxes	(96,081)	31,096	(112,425)	66,414
Provision for (benefit from) income taxes	(1,300)	1,209	(709)	2,923

Net income (loss)	$(94,781)	$29,887	$(111,716)	$63,491

Net income (loss) per share — basic	$(0.38)	$0.12	$(0.45)	$0.26
Net income (loss) per share — diluted	$(0.38)	$0.12	$(0.45)	$0.26
Shares used in per share calculation
—basic	248,728,113	241,618,230	247,611,347	242,135,752
—diluted	248,728,113	252,343,682	247,611,347	248,358,269

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 25,	September 27,
	2004	2003

	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(111,716)	$63,491
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	105,789	121,018
Amortization of intangible assets	30,941	61,686
Stock-based compensation expense	218	736
Restructuring charge	24,502	—
Loss on sale of property, plant and equipment and other assets	1,238	2,908
Gain on retirement of bond	—	(111)
Change in assets and liabilities:
Accounts receivable	138,236	(273,985)
Other receivables	(6,129)	144,199
Inventories	(33,049)	(42,839)
Prepaid expenses and other assets	(3,168)	(5,019)
Accounts payable	(31,625)	49,254
Accrued and other liabilities	(141,547)	(28,714)

Net cash provided by (used in) operating activities from continuing operations	(26,310)	92,624
Net cash flow provided by (used in) discontinued operations	(798)	(7,404)

Net cash used in operating activities	(27,108)	85,220

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	750	340
Purchase of property, plant and equipment	(139,743)	(83,602)
Decrease (Increase) in restricted cash	(7,108)	16,724
Proceeds from sale of marketable securities	37,769	42,766
Purchase of marketable securities	(60,168)	(41,195)

Net cash used in investing activities	(168,500)	(64,967)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, including short-term borrowings	54,655	241,763
Principal payments of debt including short-term borrowings	(4,238)	(107,067)
Principal payments under capital lease obligations	(12,431)	(22,797)
Purchase of treasury shares at cost	—	(44,939)
Net proceeds from receivable-backed borrowing	49,748	47,908
Payment of receivable-backed borrowing	(50,000)	—
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	18,523	49,202

Net cash provided by financing activities	56,257	164,070

Net change in cash and cash equivalents	(139,351)	184,322
Cash and cash equivalents at beginning of period	530,816	306,444

Cash and cash equivalents at end of period	$391,465	$490,766

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$17,880	$17,688
Income taxes	$3,334	$2,532
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$5,961	$3,765
Retirement of debt in exchange for bond redemption	$5,000	$5,000
Change in unrealized loss on investments	$(5,179)	$(4,461)
Purchase of property, plant and equipment financed by capital lease obligations	$24	$595

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

Fiscal Calendar

      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, the three and nine month periods ended September 25, 2004 comprised 13 and 39 weeks, respectively, as did the three and nine month periods ended September 27, 2003. The current fiscal year ends on December 25, 2004. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

      The Company accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Instruments that are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

      The following pro forma net income (loss) information for Maxtor’s stock options and employee stock purchase plan has been prepared following the provisions of SFAS 123 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003

Net income (loss) applicable to common stockholders, as reported	$(94,781)	$29,887	$(111,716)	$63,491
Add: Stock-based employee compensation expense included in reported net income (loss)	36	225	218	736
Deduct: Total stock-based compensation expense determined under fair value method for all awards	7,479	8,519	17,197	19,747

Pro forma net income (loss)	$(102,224)	$21,593	$(128,695)	$44,480

Net income (loss) per share
As reported — basic	$(0.38)	$0.12	$(0.45)	$0.26
Pro forma — basic	$(0.41)	$0.09	$(0.52)	$0.18
As reported — diluted	$(0.38)	$0.12	$(0.45)	$0.26
Pro forma — diluted	$(0.41)	$0.09	$(0.52)	$0.18

      The fair value of option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended

	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003

Risk-free interest rate	3.51	2.97	3.51	2.97
Weighted average expected life	4.5 years	4.5 years	4.5 years	4.5 years
Volatility	72%	77%	72%	77%
Dividend yield	—	—	—	—

      The fair value of employee stock purchase plan option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended

	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003

Risk-free interest rate	1.77	1.00	1.77	1.00
Weighted average expected life	0.6 years	0.6 years	0.6 years	0.6 years
Volatility	73%	77%	73%	77%
Dividend yield	—	—	—	—

      No dividend yield is assumed as the Company has not paid dividends and has no plans to do so.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Supplemental Financial Data

	September 25,	December 27,
	2004	2003

	(In thousands)
Inventories:
Raw materials	$71,391	$56,132
Work-in-process	53,497	44,650
Finished goods	126,172	117,229

	$251,060	$218,011

Prepaid expenses and other:
Investments in marketable equity securities, at fair value	$10,862	$15,536
Prepaid expenses and other	28,278	22,765

	$39,140	$38,301

Property, plant and equipment, at cost:
Buildings	$169,141	$152,381
Machinery and equipment	663,381	608,735
Software	84,554	79,682
Furniture and fixtures	26,773	26,583
Leasehold improvements	87,825	86,430

	$1,031,674	$953,811
Less accumulated depreciation and amortization	(656,912)	(611,132)

Net property, plant and equipment	$374,762	$342,679

Accrued and other liabilities:
Income taxes payable	$20,197	$23,763
Accrued payroll and payroll-related expenses	49,626	132,967
Accrued warranty	177,131	209,426
Restructuring liabilities, short-term	11,903	9,096
Accrued expenses	66,232	79,136

	$325,089	$454,388

Other liabilities:
Tax indemnification liability	$133,697	$135,559
Restructuring liabilities, long-term	59,072	43,517
Other	5,964	7,409

	$198,733	$186,485

      Depreciation and amortization expense of property, plant and equipment for the nine month periods ended September 25, 2004 and September 27, 2003 was $105.8 million and $121.0 million, respectively. Total property, plant and equipment recorded under capital leases was $17.7 million as of September 25, 2004. Total accumulated depreciation under capital leases was $9.2 million as of September 25, 2004.

3.	Goodwill and Other Intangible Assets

      Commencing in fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be tested for

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Goodwill and indefinite lived intangible assets will be subject to an impairment test at least annually.

      The Company ceased amortizing goodwill totaling $846.0 million as of the adoption date, including $31.1 million, net of accumulated amortization, of acquired workforce intangibles previously classified as purchased intangible assets. Subsequent to the decision to shut down the manufacture and sales of NSG products, the Company wrote off goodwill related to the NSG operations of $32.0 million. As of September 25, 2004, goodwill amounted to $814.0 million.

      Purchased intangible assets are carried at cost less accumulated amortization. The Company evaluated its intangible assets and determined that all such assets have determinable lives. Amortization is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on purchased intangible assets to be $5.1 million in the remainder of fiscal 2004, $20.2 million in fiscal 2005 and $5.4 million in fiscal 2006, at which time purchased intangible assets will be fully amortized. Amortization of other intangible assets was $5.1 million and $30.9 million for the three and nine months ended September 25, 2004 and $20.6 million and $61.7 million for the three and nine months ended September 27, 2003, respectively.

		September 25, 2004			December 27, 2003

		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net

	(Years)
		(In thousands)			(In thousands)
Goodwill	—	$813,951	$—	$813,951	$813,951	$—	$813,951

Quantum HDD
Existing Technology
Core technology	5	$96,700	$(67,690)	$29,010	$96,700	$(53,185)	$43,515
Consumer electronics	3	8,900	(8,900)	—	8,900	(8,158)	742
High-end	3	75,500	(75,500)	—	75,500	(69,208)	6,292
Desktop	3	105,000	(105,000)	—	105,000	(96,250)	8,750

MMC Technology
Existing technology	5	4,350	(2,682)	1,668	4,350	(2,030)	2,320

Total other intangible assets		$290,450	$(259,772)	$30,678	$290,450	$(228,831)	$61,619

      In accordance with SFAS 142, the Company completed its annual impairment review as of December 27, 2003. The Company found no instances of impairment of the recorded goodwill and accordingly no impairment was recorded.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Short-term Borrowings and Long-term Debt

      Short-term borrowings and long-term debt consist of the following (in thousands):

	September 25,	December 27,
	2004	2003

6.8% Convertible Senior Notes due 2010	$230,000	$230,000
5.75% Subordinated Debentures due March 1, 2012	59,311	59,352
Receivable-backed Borrowing	50,000	50,000
Manufacturing Facility Loan, Suzhou, China	60,000	15,000
Economic Development Board of Singapore Loans	30,769	24,138
Mortgages	32,991	34,164
Equipment Loans and Capital Leases	7,785	20,192

	470,856	432,846
Less amounts due within one year	(70,648)	(77,037)

	$400,208	$355,809

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

      On June 24, 2004, the Company entered into a one-year receivable-backed borrowing arrangement of up to $100 million with one financial institution collateralized by all United States and Canadian accounts receivable. In the arrangement the Company uses a special purpose subsidiary to purchase and hold all of its United States and Canadian accounts receivable. This special purpose subsidiary has borrowing authority up to $100 million based upon eligible United States and Canadian accounts receivable. The special purpose subsidiary is consolidated for financial reporting purposes. The transactions under the arrangement are accounted for as short term borrowings and remain on the Company’s consolidated balance sheet. As of September 25, 2004 the Company had borrowed $50 million under the arrangement (subject to transaction

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fees); and, the interest rate was LIBOR plus 3% and $148 million of United States and Canadian receivables were pledged under this arrangement and remain on the Company’s consolidated balance sheet. The terms of the facility require compliance with operational covenants and several financial covenants, including a liquidity covenant, an operating income (loss) before depreciation and amortization to long-term debt ratio and certain tests relating to the quality and nature of the receivables. A violation of these covenants will result in an early amortization event that will cause a prohibition on further payments and distributions to the Company from the special purpose subsidiary until the facility has been repaid in full. As of September 25, 2004, the Company was in compliance with these requirements.

      In April 2003, the Company obtained credit lines with the Bank of China for up to $133 million to be used for the construction and working capital requirements of the manufacturing facility being established in Suzhou, China. These lines of credit are U.S.-dollar-denominated and are drawable until April 2007. Maxtor Technology Suzhou (“MTS”) has drawn down $60 million as of September 2004, consisting of the plant construction loan in the amount of $30 million made available by the Bank of China to MTS in October 2003, and a project loan in the amount of $30 million made available by the Bank of China to MTS in August 2004. Borrowings under these lines of credit are collateralized by the facilities being established in Suzhou, China. The interest rate on the plant construction loan was LIBOR plus 50 basis points (subject to adjustment to 60 basis points), with the borrowings repayable in two installment payments of $15 million in October 2008 and April 2009, respectively. The interest rate on the project loan was LIBOR plus 100 basis points, and the borrowing is repayable in August 2009. Both the construction loan and the project loan require the Company to make semi-annual payments of interest and require MTS to maintain financial covenants, including a maximum liability to assets ratio and a minimum earnings to interest expense ratio, the first ratio to be tested annually commencing in December 2004 and the latter ratio to be tested annually commencing in December 2005. In connection with the funding of the new project loan, the parent company of MTS, Maxtor International Sàrl, Switzerland, agreed to guaranty MTS’ obligations under both the construction loan and the project loan.

      In September 1999, Maxtor Peripherals (S) Pte Ltd. (“MPS”) entered into a four-year Singapore dollar denominated loan agreement with the Economic Development Board of Singapore (the “Board”), which was amortized in seven equal semi-annual installments ending March 2004. This loan was paid in full.

      In September 2003, MPS entered into a second four-year 52 million Singapore dollar loan agreement with the Board at 4.25% which is amortized in seven equal semi-annual installments ending December 2007. As of September 25, 2004, the balance was 52.0 million Singapore dollars, equivalent to $30.8 million. This loan is supported by a guaranty from a bank. Cash is currently provided as collateral for this guaranty; $21.9 million was recorded as other assets and the remaining $8.9 million was recorded as restricted cash. However, the Company may at its option substitute other assets as security. MPS is required to invest a certain level of capital by 2006 as defined in the loan agreement.

      In connection with the acquisition of the Quantum HDD business, the Company acquired real estate and related mortgage obligations. The term of the mortgages is ten years, at an interest rate of 9.2%, with monthly payments based on a twenty-year amortization schedule, and a balloon payment at the end of the 10-year term, which is September 2006. The outstanding balance at September 25, 2004 was $33.0 million.

      As of September 25, 2004, the Company had capital leases totaling $7.8 million. These obligations include certain leases assumed in connection with the September 2001 acquisition of MMC Technology, Inc. These capital leases have maturity dates through August 2009 and interest rates averaging 8.2%.

5.	Guarantees

Intellectual Property Indemnification Obligations

      The Company indemnifies certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which its products are alleged

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accrued Warranty

      The Company generally warrants its products against defects in materials and workmanship for varying lengths of time. The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair of the hard drive and the warranty periods generally range from one to five years. The Company has comprehensive processes that it uses to estimate accruals for warranty exposure. The processes include specific detail on hard drives in the field by product type, estimated failure rates and costs to repair or replace. Although the Company believes it has the continued ability to reasonably estimate warranty expenses, unforeseeable changes in factors used to estimate the accrual for warranty could occur. These unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Effective September 2004, the Company announced the introduction of a new warranty period for new sales, extending the term to three or five years for products shipped to the distribution channel. Changes in the Company’s product warranty liability during the three and nine months ended September 25, 2004 and September 27, 2003 were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003

Balance at beginning of period	$179,612	$256,661	$209,426	$278,713
Charges to operations	39,483	30,312	119,317	126,703
Settlements	(41,934)	(41,896)	(147,131)	(136,030)
Changes in estimates, primarily expirations	(29)	(3,442)	(4,481)	(27,749)

Balance at end of period	$177,131	$241,636	$177,131	$241,636

6.	Quantum HDD Acquisition

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quantum HDD office facilities located in Singapore. The Company also recorded a $12.7 million liability for certain non-cancelable adverse inventory and other purchase commitments.

      The following table summarizes the activity related to the merger-related restructuring costs as of September 25, 2004:

		Severance
	Facility	and	Other
	Costs	Benefits	Costs	Total

	(In millions)
Provision at April 2, 2001	$59.1	$29.2	$12.7	$101.0
Amounts paid	(0.9)	(15.5)	(12.7)	(29.1)

Balance at December 29, 2001	58.2	13.7	—	71.9
Amounts paid	(4.5)	(13.7)	—	(18.2)

Balance at December 28, 2002	53.7	—	—	53.7
Amounts paid	(8.5)	—	—	(8.5)

Balance at December 27, 2003	45.2	—	—	45.2
Amounts paid	(1.9)	—	—	(1.9)

Balance at March 27, 2004	43.3	—	—	43.3
Amounts paid	(1.8)	—	—	(1.8)

Balance at June 26, 2004	41.5	—	—	41.5
Amounts paid	(1.4)	—	—	(1.4)
2004 accrual	16.4	—	—	16.4

Balance at September 25, 2004	$56.5	$—	$—	$56.5

      During the quarter ended September 25, 2004, in association with the Company’s restructuring activities, the Company recorded an additional $16.4 million liability due to a change in estimated lease obligations for two of the Quantum HDD acquired offices and research and development facilities located in California. This estimate is based upon current comparable market rates for leases and anticipated dates for these properties to be subleased. Expected sublease income on these two facilities included in the Company’s estimates is $15.9 million. Should facilities rental rates decrease or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates. The Company continues to evaluate and review its restructuring accrual for any indications in the market that could require the Company to change its assumptions for the restructuring accruals already recorded.

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no results from discontinued operations for the three and nine months ended September 25, 2004 and September 27, 2003. The remaining liabilities of the NSG discontinued operations as of September 25, 2004 were $0.7 million relating to returns and other miscellaneous expenses.

8.	Restructuring

      During the year ended December 28, 2002, the Company recorded a restructuring charge of $9.5 million associated with closure of one of its facilities located in California. The amount comprised $8.9 million of future non-cancelable lease payments, which were expected to be paid over several years based on the underlying lease agreement, and the write-off of $0.6 million in leasehold improvements. The restructuring accrual is included on the balance sheet within Accrued and other liabilities with the balance of $9.7 million. The Company increased this restructuring accrual by $3.3 million due to a change in estimated lease obligations associated with its restructuring activities in the three months ended September 25, 2004. This estimate is based upon current comparable market rates for leases and anticipated dates for one of the properties to be subleased. Expected sublease income on this facility included in the Company’s estimates is $2.5 million. Should facilities rental rates decrease or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates. The Company continues to evaluate and review its restructuring accrual for any indications in the market that could require the Company to change its assumptions for the restructuring accruals already recorded. During the three months ended September 25, 2004, the Company also recorded $0.6 million in association with the closure of one of its facilities in Colorado.

      In the three months ended September 25, 2004, the Company incurred $11.0 million in severance-related charges associated with the Company’s reduction in force of approximately 330 employees in the United States and Singapore.

      The facilities-related restructuring accrual is included within the balance sheet captions of Accrued and other liabilities and Other liabilities. The following table summarizes the activity related to the facilities-related restructuring costs as of September 25, 2004:

			2004
	2002	2004	Severance
	Restructuring	Restructuring	and
	Charge	Charge	Benefits	Total

	(in millions)
Balance at December 28, 2002	$8.9	$—	$—	$8.9
Amounts paid	(1.5)	—	—	(1.5)

Balance at December 27, 2003	7.4	—	—	7.4
Amounts paid	(0.3)	—	—	(0.3)

Balance at March 27, 2004	7.1	—	—	7.1
Amounts paid	(0.4)	—	—	(0.4)

Balance at June 26, 2004	6.7	—	—	6.7
Amounts paid	(0.3)	—	(6.9)	(7.2)
2004 accrual	3.3	0.6	11.0	14.9

Balance at September 25, 2004	$9.7	$0.6	$4.1	$14.4

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Net Income (Loss) Per Share

      In accordance with the disclosure requirements of Statements of Financial Accounting Standards No. 128, “Earnings per Share” a reconciliation of the numerator and denominator of the basic and diluted net loss per share calculations is provided as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended

	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003

Numerator — Basic and Diluted
Net income (loss)	$(94,781)	$29,887	$(111,716)	$63,491

Net income (loss) available to common stockholders	$(94,781)	$29,887	$(111,716)	$63,491

Denominator
Basic weighted average common shares outstanding	248,728,113	241,618,230	247,611,347	242,135,752
Effect of dilutive securities:
Common stock options	—	10,631,807	—	6,128,872
Restricted shares subject to repurchase	—	93,645	—	93,645

Diluted weighted average common shares	248,728,113	252,343,682	247,611,347	248,358,269

Net income (loss) per share — basic	$(0.38)	$0.12	$(0.45)	$0.26
Net income (loss) per share — diluted	$(0.38)	$0.12	$(0.45)	$0.26

      As-if convertible shares and interest expense related to the 6.8% convertible senior notes due 2010 were excluded from the calculation, as the effect was anti-dilutive. The following number of common stock options and as-if converted shares were excluded from the computation of diluted net income per share as the effect was anti-dilutive:

	Three Months Ended		Nine Months Ended

	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003

Common stock options	26,533,098	2,547,455	26,533,098	7,583,202
Restricted shares subject to repurchase	30,000	—	30,000	—
As-if converted shares related to 6.8% Convertible Senior Notes due 2010 issued on May 7, 2003	18,756,362	18,756,362	18,756,362	9,378,181

10.	Comprehensive Income (Loss)

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

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total comprehensive income for the three months and nine months ended September 25, 2004 and September 27, 2003, is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended

	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003

Net income (loss)	$(94,781)	$29,887	$(111,716)	$63,491
Unrealized gain (loss) on investments in securities	(2,644)	(5,412)	(5,145)	7,505
Less: reclassification adjustment for gain included in net income (loss)	1	(951)	34	(835)

Comprehensive income (loss)	$(97,426)	$25,426	$(116,895)	$71,831

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

      Sales to original equipment manufacturers (“OEMs”) for the three and nine months ended September 25, 2004 represented 46.8% and 53.1% of total revenue, respectively, compared to 53.7% and 49.1% of total revenue for the corresponding periods in fiscal year 2003, respectively. Sales to the distribution and retail channels for the three and nine months ended September 25, 2004 represented 53.2% and 46.9% of total revenue, respectively, compared to 46.3% and 50.9% of total revenue in the corresponding periods in fiscal year 2003, respectively. Sales to one customer were over 10% of total revenues in each of the three and nine months ended September 25, 2004; only one customer represented more than 10% of revenue during these periods.

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has a worldwide sales, service and distribution network. Products are marketed and sold through a direct sales force to computer equipment manufacturers, distributors and retailers in the United States, Asia Pacific and Japan, Europe, Middle East and Africa, the Netherlands, Latin America and other. Maxtor operations outside the United States primarily consist of its manufacturing facilities in Singapore and China that produce subassemblies and final assemblies for the Company’s disk drive products. Revenue by destination for the three and nine months ended September 25, 2004 and September 27, 2003, respectively, is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended

	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003

United States	$297,543	$362,697	$898,696	$971,135
Asia Pacific and Japan	261,539	318,119	838,671	889,880
Europe, Middle East and Africa	200,490	311,201	687,434	781,938
The Netherlands	130,682	49,235	271,373	207,515
Latin America and other	36,950	24,279	68,972	64,855

Total	$927,204	$1,065,531	$2,765,146	$2,915,323

      Long-lived asset information by geographic area as of September 25, 2004 and December 27, 2003 is presented in the following table (in thousands):

	September 25,	December 27,
	2004	2003

United States	$1,074,802	$1,101,889
Asia Pacific and Japan	178,118	129,380
Europe, Middle East and Africa	456	731
Latin America and other	312	157

Total	$1,253,688	$1,232,157

      Long-lived assets located within the United States consist primarily of goodwill and other intangible assets. Goodwill and other intangible assets within the United States amounted to $844.6 million and $875.6 million as of September 25, 2004 and December 27, 2003, respectively. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore and China.

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

      In particular, the Company is engaged in certain legal and administrative proceedings incidental to the Company’s normal business activities and believes that these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

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

      The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, the Company cannot assure you it will be able to successfully defend itself against this or any other Papst lawsuit. Because the Papst complaints assert claims to an unspecified dollar amount of damages, and because the Company was at an early stage of discovery when the litigation was stayed, the Company is unable to determine the possible loss, if any, that the Company may incur as a result of an adverse judgment or a negotiated settlement with respect to the claims against us. The Company made an estimate of the potential liability which might arise from the Papst claims against Quantum at the time of the Company’s acquisition of the Quantum HDD business. As a result of the settlement of an action filed by MKE against the Company and Quantum relating to ownership of certain intellectual property acquired by the Company in the acquisition of the Quantum HDD business, after the end of the period ended September 25, 2004, the Company paid $2.5 million to MKE in connection with Quantum’s indemnification claim in the Papst lawsuit and MKE was awarded joint ownership to fifteen patents and certain trade secrets. Quantum had indemnified MKE on this claim and the Company had indemnified Quantum as part of the acquisition of the Quantum HDD business. The payment reduced the reserve established at the time of the acquisition. This estimate will be further revised as additional information becomes available. A favorable outcome for Papst in these lawsuits could result in the issuance of an injunction against the Company and its products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, the Company also could be required to pay treble damages and Papst’s attorney’s fees. The litigation could result in significant diversion of time by our technical personnel, as well as substantial expenditures for future legal fees. Accordingly, although the Company cannot currently estimate whether there will be a loss, or the

MAXTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

size of any loss, a litigation outcome favorable to Papst could have a material adverse effect on our business, financial condition and operating results. Management believes that it has valid defenses to the claims of Papst and is defending this matter vigorously.

      The Company has agreed to invest $200 million over the next five years to establish a manufacturing facility in Suzhou, China, and it has secured credit lines with the Bank of China for up to $133 million to be used for the construction and working capital requirements of this operation. The remainder of its commitment will be satisfied primarily with the transfer of manufacturing assets from Singapore or from our other manufacturing site. MTS has drawn down $60 million as of September 2004. MTS is required to maintain a liability to assets ratio and earnings to interest expense ratio, the first ratio to be tested annually commencing in December 2004 and the latter ratio to be tested annually commencing in December 2005.

13.	Litigation Settlement

      On April 28, 2004, in connection with the Company’s suit against Koninklijke Philips Electronics N.V. and several other Philips-related companies in the Superior Court of California, County of Santa Clara whereby the Company alleged that an integrated circuit chip supplied by Philips was defective and caused significant levels of failure of certain Quantum legacy products acquired as part of the Company’s acquisition of the Quantum HDD business, the Company entered into a settlement agreement with the other parties pursuant to which the parties dismissed the lawsuit with prejudice and the Company received a cash payment of $24.8 million, which was recorded as litigation settlement income in the nine months ended September 25, 2004.

14.	Related Party Transaction

      In the three and nine months ended September 25, 2004, the Company sold an aggregate of approximately $20.2 million and $74.7 million of goods to Solectron Corporation, respectively, and purchased an aggregate of approximately $0.6 million and $5.6 million of goods and services from Solectron, respectively. The Company’s accounts receivable and accounts payable balances for Solectron were $9.6 million and $0.1 million, respectively, as of September 25, 2004. A Director of the Company is also the Chief Executive Officer and a Director of Solectron.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.

      This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements. Examples of forward-looking statements in this report include statements regarding capital expenditures, liquidity, impacts of our restructuring, our indemnification obligations, the results of litigation, amortization of other intangible assets and our relationships with vendors. In this report, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “will,” “should,” “could,” “would,” “project,” “plan,” “estimate,” “predict,” “potential,” “future,” “continue,” or similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements, whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Performance” and elsewhere in this report.

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

Executive Overview

      Revenue decreased 13.0% and 5.2%, and total shipments declined 7.4% and 1.5% in the three and nine months ended September 25, 2004 compared to the corresponding periods in 2003. Total units and revenue declined during the three months ended September 25, 2004 primarily as a result of reduced demand due to a lost opportunity at a major original equipment manufacturer (OEM) and reduced sales of our desktop products to certain key regional OEM customers. Total units and revenue declined during the nine months ended September 25, 2004 primarily as a result of reduced demand due to a lost opportunity at a major OEM and reduced shipments to distribution customers due to competitive pressures experienced in the distribution channel and continued price erosion with greater erosion on higher capacity products. The reductions in both the three and nine month periods were partially offset by growth in shipments and revenue of our digital entertainment storage products and Maxtor OneTouch personal storage products.

      Gross profit decreased to 6.4% and 10.4% in the three and nine months ended September 25, 2004 compared to 17.1% and 17.3% in the corresponding periods in 2003. The decrease in gross profit, both as a percentage of revenue and in actual dollars during the three and nine months ended September 25, 2004, was primarily due to the decline of average selling prices, partially offset by the increase in our average capacity shipped. In the three months and nine months ended September 25, 2004, gross profit was also negatively impacted by weaker server product profitability driven by price erosion and reduced cost leverage on our products produced at MKE and lower volume shipments of our 40GB per platter areal density product due to a lost opportunity at a major OEM resulting in reduced fixed cost absorption at our manufacturing facilities and in the three months ended September 25, 2004, a reserve for an anticipated settlement with a European OEM. In the three months and nine months ended September 25, 2004, we also experienced increased costs as a result of our investments in our China and MMC manufacturing facilities.

      Operating expenses increased in absolute dollars by $6.5 million or 4.5% in the three months ended September 25, 2004 compared to the corresponding period in 2003 due to a restructuring charge of $31.4 million and $0.6 million increase in SG&A expense offset by a decrease in amortization of intangible assets of $15.5 million and $10.0 million in R&D expense. Operating expenses decreased in absolute dollars by $12.3 million or 2.9% in the nine month period compared to the corresponding period in 2003 due to a $30.7 million decrease in amortization of intangible assets and a $15.4 million decrease in R&D expense, offset by a restructuring charge of $31.4 million and increased SG&A expense of $2.6 million.

      In July 2004, we completed a reduction in force that affected approximately 330 positions. We incurred facilities and severance-related charges of $31.4 million in the third fiscal quarter of 2004. We expect to incur total restructuring charges of approximately $40 to $50 million which is a revision from the previously announced estimate of $80 to $90 million primarily due to management’s intention to sell certain owned assets, the changes in the discount applied to the facility-related accrual, management’s revised assessment of the Company’s facilities requirements and changes in the timing of implementation. We expect to be substantially completed with the restructuring by the second quarter of 2005. In fiscal 2005, we expect to begin to realize cost and expense savings of approximately $8 to 10 million per quarter associated with the restructuring activities. The anticipated or estimated savings result primarily from the employee headcount reductions and reduced facility costs. However, many factors, including reduced sales volume and average selling prices, which have impacted gross margins in the past, and the addition of, or increase in, other operating expenses, may offset some or all of these anticipated or estimated savings.

      Operating capital (defined as accounts receivable, other receivables and inventories less accounts payable) decreased $67.4 million as a result of a decline in accounts receivable, partially offset by an increase in finished goods inventory and a decrease in accounts payable, all as a result of reduced sales in the three months ended September 25, 2004 as compared to the three months ended December 27, 2003. Capital expenditures are expected to aggregate approximately $180 million in 2004.

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

Warranty

      Effective September 2004, we announced the introduction of a new warranty period for new sales extending the term to three or five years for certain products shipped to the distribution channel. Consistent with our existing accounting policies relating to product warranties, we revised our estimate of product warranties to reflect this new warranty period; this revised estimate is reflected in our results reported for the three and nine months ended September 25, 2004.

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

Results of Operations

Revenues and Gross Profit

	Three Months Ended			Nine Months Ended

	September 25,	September 27,		September 25,	September 27,
	2004	2003	Change	2004	2003	Change

	(In millions)			(In millions)
Total revenues	$927.2	$1,065.5	$(138.3)	$2,765.1	$2,915.3	$(150.2)
Gross profit	$59.5	$182.4	$(122.9)	$288.3	$503.5	$(215.2)
Net income (loss)	$(94.8)	$29.9	$(124.7)	$(111.7)	$63.5	$(175.2)
As a percentage of revenue:
Total revenues	100.0%	100.0%		100.0%	100.0%
Gross profit	6.4%	17.1%		10.4%	17.3%
Net income (loss)	(10.2)%	2.8%		(4.0)%	2.2%

      Revenues. Revenue in the three months ended September 25, 2004 was $927.2 million. This represented a reduction of 13.0% when compared to $1,065.5 million in the corresponding period in fiscal 2003. Revenue in the nine months ended September 25, 2004 was $2,765.1 million. This represented a reduction of 5.2% when compared to $2,915.3 million in the corresponding period in fiscal 2003. Total shipments for the three months ended September 25, 2004 were 13.8 million units, which were 1.1 million units, or 7.4%, lower as compared to the three months ended September 27, 2003. Total shipments for the nine months ended September 25, 2004 were 38.9 million units, which was 0.6 million units, or 1.5%, lower as compared to the nine months ended September 27, 2003. Total units and revenue declined during the three months ended September 25, 2004 primarily as a result of reduced demand due to a lost opportunity at a major OEM customer and reduced sales of our desktop products to certain key regional OEM customers. Total units and revenue declined during the nine months ended September 25, 2004 primarily as a result of reduced demand due to a lost opportunity at a major OEM and reduced shipments to distribution customers due to competitive pressures experienced in the distribution channel and continued price erosion, with greater erosion on higher capacity products. The reductions in both the three and nine month periods were partially offset by growth in shipments and revenue of our digital entertainment storage products and Maxtor OneTouch personal storage products.

      Revenue from sales to OEMs represented 46.8% and 53.1% of revenue in the three and nine months ended September 25, 2004, respectively, compared to 53.7% and 49.1% of revenue, respectively, in the corresponding period in fiscal year 2003. In absolute dollars, sales to OEMs decreased 24.1% during the three months ended September 25, 2004 and increased 2.6% during the nine months ended September 25, 2004. The decrease in OEM sales as a percentage of revenue and in absolute dollars in the three month period was primarily driven by reduced demand due to a lost opportunity at a major OEM customer and reduced sales of our desktop products to certain key regional OEM customers. The increase in OEM sales as a percentage of revenue and in absolute dollars in the nine month period was driven primarily by growth in shipments and revenue resulting from increased demand for our digital entertainment storage products partially offset by reduced shipments due to a lost opportunity at a major OEM customer.

      Revenue from sales to the distribution channel and retail customers in the three and nine months ended September 25, 2004 represented 53.2% and 46.9% of revenue, respectively, compared to 46.3% and 50.9% of revenue, respectively, in the corresponding periods in fiscal 2003. Revenue from sales to the distribution channel in the three and nine months ended September 25, 2004 represented 43.4% and 38.8% of revenue, respectively, compared to 38.8% and 43.4% of revenue, respectively, in the corresponding periods in fiscal 2003. In absolute dollars, sales to the distribution channel decreased 2.8% and 15.2%, respectively, during the three and nine months ended September 25, 2004. The increase in distribution sales as a percentage of revenue during the three months ended September 25, 2004 was a result of reduced OEM revenue as a percentage of total revenue. The reduction of distribution sales in absolute dollars during the three month period was the result of continued price erosion, with greater erosion on higher capacity products. The decrease in distribution sales as a percentage of revenue and in absolute dollars during the nine months ended September 25, 2004 was primarily a result of reduced shipments due to competitive pressures experienced in the distribution channel and continued price erosion with greater erosion on higher capacity products.

      Revenue from sales to retail customers in the three and nine months ended September 25, 2004 represented 9.8% and 8.1% of revenue, respectively, compared to 7.5% of revenue in each of the corresponding periods in fiscal 2003. In absolute dollars, sales to the retail channel increased 13.6% and 2.4%, respectively, during the three and nine months ended September 25, 2004. The increase in retail sales as a percentage of revenue and in absolute dollars during the three and nine month periods was the result of the increase in sales of our Maxtor OneTouch personal storage products.

      Domestic revenue in the three and nine months ended September 25, 2004 represented 32.9% and 33.4% of total sales, respectively compared to 35.9% and 35.0% of total, respectively, in the corresponding periods in fiscal year 2003. Domestic revenue includes sales to the United States and Canada. The decrease in domestic revenue as a percentage of total revenue during the three and nine months ended September 25, 2004 was primarily a result of reduced demand due to a lost opportunity at a major OEM customer. The decrease in domestic revenue as a percentage of total revenue during the nine months ended September 25, 2004 was a result of decreased demand due to a lost opportunity at a major OEM and reduced shipments due to competitive pressures experienced in the distribution channel and continued price erosion, with greater erosion on higher capacity products.

      International revenue in the three and nine months ended September 25, 2004 represented 67.1% and 66.6% of total sales, respectively compared to 64.1% and 65.0% of total sales, respectively, in the corresponding periods in fiscal year 2003. In the three months ended September 25, 2004, international revenue was comprised of 35.7% Europe, Middle East and Africa, 28.2% Asia Pacific and Japan and 3.2% for Latin America and other regions. In the three months ended September 27, 2003, international revenue was comprised of 33.8% Europe, Middle East and Africa, 29.9% Asia Pacific and Japan and 0.4% for Latin America and other regions.

      Sales to Europe, Middle East and Africa in the three months ended September 25, 2004 and September 27, 2003 represented 35.7% and 33.8% of total revenue, respectively. In absolute dollars, sales to Europe, Middle East and Africa decreased 8.1% during the three months ended September 25, 2004. The decrease in sales to Europe, Middle East and Africa in absolute dollars during the three months ended September 25, 2004 was a result of decreased shipments of desktop products to our OEM customers primarily due to a lost opportunity at a major OEM customer, partially offset by increased demand for our Maxtor OneTouch personal storage products.

      Sales to Asia Pacific and Japan in the three months ended September 25, 2004 and September 27, 2003 represented 28.2% and 29.9% of total revenue, respectively. In absolute dollars, sales to Asia Pacific and Japan decreased 17.8% during the three months ended September 25, 2004. The decrease in sales to Asia and Japan in absolute dollars during the three months ended September 25, 2004, was the result of reduced sales of our desktop and server products to OEM customers, primarily due to reduced sales of our desktop products to certain key regional OEM customers and a lost opportunity at a major OEM customer.

      Sales to Latin America and other regions in the three months ended September 25, 2004 and September 27, 2003 represented 3.2% and 0.4% of total revenue, respectively. The increase in sales was the result of increased sales of our desktop products to regional OEM customers.

      In the nine months ended September 25, 2004, international revenue was comprised of 34.7% Europe, Middle East and Africa, 30.3% Asia Pacific and Japan and 1.6% for Latin America and other regions. In the nine months ended September 27, 2003, international revenue was comprised of 33.9% Europe, Middle East and Africa, 30.5% Asia Pacific and Japan and 0.5% for Latin America and other regions.

      Sales to Europe, Middle East and Africa in the nine months ended September 25, 2004 and September 27, 2003 represented 34.7% and 33.9% of total revenue, respectively. In absolute dollars, sales to Europe, Middle East and Africa decreased 3.1% during the nine months ended September 25, 2004. The decrease in sales to Europe, Middle East and Africa in absolute dollars during the nine months ended September 25, 2004 was a result of decreased shipments of desktop products primarily due to competitive pressures experienced in the distribution channel and continued price erosion, with greater erosion on higher capacity products, partially offset by increased demand for our Maxtor OneTouch personal storage products.

      Sales to Asia Pacific and Japan in the nine months ended September 25, 2004 and September 27, 2003 represented 30.3% and 30.5% of total revenue, respectively. In absolute dollars, sales to Asia Pacific and Japan decreased 5.8% during the nine months ended September 25, 2004. The decrease in sales to Asia and Japan in absolute dollars during the nine months ended September 25, 2004, was primarily the result of reduced sales of our desktop products to certain key regional OEM customers as well as decrease in distribution sales due to continued price erosion, with greater erosion on higher capacity products.

      Sales to Latin America and other regions in the nine months ended September 25, 2004 and September 27, 2003 represented 1.6% and 0.5% of total revenue, respectively. The increase in sales was the result of increased sales of our desktop products to regional OEM customers.

Cost of Revenues; Gross Profit

      Gross profit decreased to $59.5 million in the three months ended September 25, 2004, compared to $182.4 million for the corresponding three months in fiscal year 2003. As a percentage of revenue, gross profit decreased to 6.4% in the three months ended September 25, 2004 from 17.1% in the corresponding three months of fiscal year 2003. Gross profit decreased to $288.3 million in the nine months ended September 25, 2004, compared to $503.5 million for the corresponding nine months in fiscal year 2003. As a percentage of revenue, gross profit decreased to 10.4% in the nine months ended September 25, 2004 from 17.3% in the corresponding nine months of fiscal year 2003. The decrease in gross profit, both as a percentage of revenue and actual dollars during the three months and nine months ended September 25, 2004, was primarily due to the decline of average selling prices partially offset by the increase in our average capacity shipped. In the three months and nine months ended September 25, 2004, gross profit was also negatively impacted by weaker server product profitability driven by price erosion and reduced cost leverage on our products produced at MKE and lower volume shipments of our 40GB per platter areal density product due to a lost opportunity at a major OEM customer resulting in reduced fixed cost absorption at our manufacturing facilities, and in the three months ended September 25, 2004, a reserve for an anticipated settlement with a European OEM. In the three months and nine months ended September 25, 2004, we also experienced increased costs as a result of our investments in our China and MMC manufacturing facilities. Our cost of revenues includes depreciation and amortization of property, plant and equipment.

Operating Expenses

	Three Months Ended			Nine Months Ended

	September 25,	September 27,		September 25,	September 27,
	2004	2003	Change	2004	2003	Change

	(In millions)			(In millions)
Research and development	$78.2	$88.2	$(10.0)	$243.6	$259.0	$(15.4)
Selling, general and administrative	$34.5	$33.9	$0.6	$99.4	$96.8	$2.6
Amortization of intangible assets	$5.1	$20.6	$(15.5)	$31.0	$61.7	$(30.7)
Restructuring charge	$31.4	$—	$31.4	$31.4	$—	$31.4
As a percentage of revenue:
Research and development	8.4%	8.3%		8.8%	8.9%
Selling, general and administrative	3.7%	3.2%		3.6%	3.3%
Amortization of intangible assets	0.6%	1.9%		1.1%	2.1%
Restructuring charge	3.4%	0.0%		1.1%	0.0%

Research and Development (“R&D”)

      R&D expense in the three months and nine months ended September 25, 2004 was $78.2 million, or 8.4% of revenue and $243.6 million, or 8.8% of revenue compared to $88.2 million, or 8.3% of revenue and $259.0 million and 8.9% of revenue, respectively, in the corresponding periods in fiscal year 2003. R&D expenses decreased by $10.0 million, or 12.8%, in the three month period ended September 25, 2004 compared to the corresponding period in fiscal year 2003. The decrease in R&D expenses during the three month period was primarily due to decreases in compensation of $10.4 million, depreciation and equipment expense of $1.9 million and other expenses of $1.9 million. These decreases were offset by a $4.2 million increase in expensed parts and services due to an increase in the number of products in development. R&D expenses decreased by $15.4 million, or 6.3%, in the nine month period ended September 25, 2004 compared to the corresponding period in fiscal year 2003. The decrease in R&D expenses during the nine month period was primarily due to decreases in compensation expense of $18.3 million, and in depreciation, decreases in our facilities and information technology departments and other expenses of $6.8 million. These decreases were offset by a $9.7 million increase in expensed parts and services due to an increase in the number of products in development.

Selling, General and Administrative (“SG&A”)

      SG&A expense in the three months and nine months ended September 25, 2004 was $34.5 million, or 3.7% of revenue and $99.4 million, or 3.6% of revenue compared to $33.9 million, or 3.2% of revenue and $96.8 million, or 3.3% of revenue, respectively, in the corresponding periods in fiscal year 2003. SG&A expenses increased by $0.6 million, or 1.7%, in the three month period ended September 25, 2004 compared to the corresponding period in fiscal year 2003. The increase in SG&A expenses during the three month period was primarily due to an increase in services of $3.4 million related to Sarbanes Oxley compliance, bad debt expense of $1.6 million primarily relating to reserves for receivable balances from a European OEM and $0.2 million of other expense. These increases were offset by reduced spending in our facilities and information technology departments of $1.6 million as a result of our expense reduction program in addition to decreases in compensation expenses of $3.0 million. SG&A expenses increased by $2.6 million, or 2.6%, in the nine month period ended September 25, 2004 compared to the corresponding period in fiscal year 2003. The increase in SG&A expenses during the nine month period was primarily due to an increase in facility costs of $1.4 million as a result of a reduction in offsetting rental income, increased services of $4.0 million related to Sarbanes Oxley compliance, $2.3 million in litigation expenses, $1.4 million related to sales and marketing expenses, and $1.8 million of other expenses. Reduced spending in our facilities and information technology departments of $5.0 million, as a result of our expense reduction program as well as a decrease in compensation expense of $3.3 million offset these increases.

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

      Included in R&D expenses and SG&A expenses are charges for amortization of stock-based compensation resulting from both Maxtor options and options issued by Quantum to employees who joined Maxtor in connection with the acquisition on April 2, 2001. Stock compensation charges were as follows:

	Three Months Ended		Nine Months Ended

	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003

	(In millions)		(In millions)
Research and development	$—	$0.2	$0.1	$0.5
Selling, general and administrative	—	—	—	0.2

Total stock-based compensation expense	$—	$0.2	$—	$0.7

      As of March 27, 2004, we completed the amortization of stock-based compensation associated with our acquisition of the Quantum HDD business.

Amortization of Intangible Assets

      Amortization of other intangible assets represents the amortization of existing technology, arising from our acquisitions of the Quantum HDD business in April 2001 and MMC in September 2001. The net book value of these intangibles at September 25, 2004 was $30.7 million. Amortization of other intangible assets was $5.1 million and $31.0 million for the three and nine months ended September 25, 2004 and September 27, 2003, respectively.

      Amortization of other intangible assets is computed over the estimated useful lives of the respective assets, generally three to five years. We expect amortization expense on intangible assets to be $5.1 million in the remainder of 2004, $20.2 million in 2005, and $5.4 million in 2006, at which time the purchased intangible assets will be fully amortized.

Restructuring Charge

      In the three months ended September 25, 2004, we recorded a restructuring charge of $31.4 million in connection with our on-going restructuring activities announced in July 2004. These charges represent expenses incurred in connection with the reduction in force and evaluation of lease obligations that the Company had undertaken. The charge comprised $20.4 million in facility-related charges primarily due to a change in estimated lease obligations primarily as a result of further deterioration in the Silicon Valley real estate market and $11.0 million in severance-related charges associated with the our reduction in force of approximately 330 employees.

      During the year ended December 28, 2002, we recorded a restructuring charge of $9.5 million associated with closure of one of our facilities located in California. The amount comprised $8.9 million of future non-cancelable lease payments, which were expected to be paid over several years based on the underlying lease agreement, and the write-off of $0.6 million in leasehold improvements. The restructuring accrual is included on the balance sheet within Accrued and other liabilities with the balance of $6.7 million after cash payments of $0.3 million and $1.0 million during the three and nine months ended September 25, 2004, respectively. We increased this restructuring accrual by $3.3 million associated with our restructuring activities in the three months ended September 25, 2004. During the three months ended September 25, 2004, we also recorded $16.4 million to increase a restructuring accrual previously recorded as part of the Quantum HDD merger and $0.6 million was recorded in association with the closure of one of our facilities in Colorado. These combined actions resulted in a net facility-related restructuring charge of $20.3 million for the three and nine months ended September 25, 2004. The facilities-related restructuring accrual is included within the balance sheet captions of Accrued and other liabilities and Other liabilities with the balance of $66.8 million as of September 25, 2004.

      We expect to incur total restructuring charges of approximately $40 to $50 million which is a revision from the previously announced estimate of $80 to $90 million primarily due to management’s intention to sell certain owned assets, the changes in the discount applied to the facility-related accrual, management’s revised assessment of the Company’s facilities requirements and changes in the timing of implementation. We expect to be substantially completed with the restructuring by the second quarter of 2005. In fiscal 2005, we expect to begin to realize cost and expense savings of approximately $8 to $10 million per quarter associated with the restructuring activities. The anticipated or estimated savings result primarily from the employee headcount reductions and reduced facility costs. However, many factors, including reduced sales volume and average selling prices, which have impacted gross margins in the past, and the addition of, or increase in, other operating expenses, may offset some or all of these anticipated or estimated savings.

      For more information regarding the facility-related restructuring charge, see Note 8 of the Notes to the Consolidated Financial Statements.

Interest Expense, Interest Income and Other Gain (Loss)

	Three Months Ended			Nine Months Ended

	September 25,	September 27,		September 25,	September 27,
	2004	2003	Change	2004	2003	Change

	(In millions)			(In millions)
Interest expense	$(7.8)	$(9.0)	$1.2	$(24.0)	$(22.7)	$(1.3)
Interest income	$1.3	$1.2	$0.1	$3.7	$3.8	$(0.1)
Income from litigation settlement	$—	$—	$—	$24.8	$—	$24.8
Other gain (loss)	$—	$(0.9)	$0.9	$—	$(0.7)	$0.7
As a percentage of revenue:
Interest expense	(0.8)%	(0.8)%		(0.9)%	(0.8)%
Interest income	0.1%	0.1%		0.1%	0.1%
Income from litigation settlement	0.0%	0.0%		0.9%	0.0%
Other gain (loss)	0.0%	(0.1)%		0.0%	0.0%

Interest Expense

      Interest expense decreased $1.2 million in the three months and increased $1.3 million in the nine months ended September 25, 2004 as compared to the corresponding periods in fiscal year 2003. The decrease in the three months ended September 25, 2004 was due to reduction in debt balance for the quarter as compared to the corresponding quarter in 2003. The increase in the nine months ended September 25, 2004 was primarily due to higher average debt balance over the nine month period as compared to the corresponding period in 2003.

Interest Income

      Interest income increased $0.1 million and decreased $0.1 million in the three months and nine months ended September 25, 2004 compared to the corresponding periods in fiscal year 2003. The changes in interest income resulted primarily from fluctuations in the balances in our cash and cash equivalent.

Income from Litigation Settlement

      On April 28, 2004, in connection with our suit against Koninklijke Philips Electronics N.V. and several other Philips-related companies in the Superior Court of California, County of Santa Clara whereby the Company alleged that an integrated circuit chip supplied by Philips was defective and caused significant levels of failure of certain Quantum legacy products acquired as part of our acquisition of the Quantum HDD business, we entered into a settlement agreement with the other parties pursuant to which the parties dismissed the lawsuit with prejudice and we received a cash payment of $24.8 million, which was recorded as litigation settlement income in the nine months ended September 25, 2004.

Other Gain (Loss)

      Other loss was zero in the three and nine months ended September 25, 2004 as compared to $0.9 million and $0.7 million for the corresponding periods in fiscal year 2003.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended

	September 25,	September 27,		September 25,	September 27,
	2004	2003	Change	2004	2003	Change

	(In millions)			(In millions)
Income (loss) before provision for income taxes	$(96.1)	$31.1	$(127.2)	$(112.4)	$66.4	$(178.8)
Provision for income taxes	$(1.3)	$1.2	$(2.5)	$(0.7)	$2.9	$(3.6)

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

      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s acquisition of Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the Company’s acquisition of Quantum HDD, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We must also indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods before our acquisition of Quantum HDD, limited in the aggregate to $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross-up payment. Although we expect to be required to make indemnification payments in future periods, we are unable to determine significantly in advance the amount and timing of such payments. Management believes that, based on the facts available at this time, the likelihood that our aggregate indemnification obligations will exceed $142.0 million is remote. As of

September 25, 2004, the Company has reimbursed $8.3 million to Quantum Corporation leaving a balance of $133.7 million on the original indemnity, prior to any sharing of tax liability with Quantum.

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

Liquidity and Capital Resources

      At September 25, 2004, we had $391.4 million in cash and cash equivalents, $22.7 million in restricted cash, $64.9 million in marketable securities and $43.0 million in restricted marketable securities for a combined total of $522.0 million. In comparison, at December 27, 2003, we had $530.8 million in cash and cash equivalents, $37.2 million in restricted cash and $44.6 million in marketable securities and $42.3 million in restricted marketable securities for a combined total of $654.9 million. The restricted cash and restricted marketable securities balance amounts are pledged as collateral for certain stand-by letters of credit issued by commercial banks.

      Cash used in operating activities was $27.1 million in the nine months ended September 25, 2004. This comprised $111.7 million in net loss plus non-cash items of $138.0 million primarily relating to depreciation and amortization, $0.2 million of stock compensation and $24.5 million restructuring charge, a decrease in operating capital (defined as accounts receivables, other receivables and inventories less accounts payables) of $67.4 million and prepaid expenses and other assets of $3.2 million, partially offset by a decrease in accrued and other liabilities of $141.5 million and cash used in discontinued operations of $0.8 million. The decrease in accrued and other liabilities was primarily due to an $83.3 million payment of compensation accruals, $32.3 million net settlement of warranty obligations, $14.7 million of other accrued expenses and $11.2 million in facility accrual payments.

      The decrease in operating capital of $67.4 million during the nine months ended September 25, 2004 was a result of the following factors: decline in accounts receivable, partially offset by an increase in finished goods inventory and a decrease in accounts payable, all as a result of reduced sales in the three months ended September 25, 2004 as compared to the three months ended December 27, 2003.

      Cash used in investing activities was $168.5 million for the nine months ended September 25, 2004, primarily reflecting investments in property, plant and equipment (net of proceeds) of $139.0 million and purchases (net of sales) of marketable securities of $22.4 million, partially offset by an increase in restricted cash of $7.1 million.

      Cash provided by financing activities was $56.3 million for the nine months ended September 25, 2004. Primarily this represented increased borrowings of $49.7 million net of transaction fees from the new asset backed borrowing facility, $45.0 million drawing on the manufacturing facility loan in Suzhou, China, $9.7 million drawing on the second Economic Development Board loan and $18.5 million received upon the issuance of common stock through our employee stock purchase plan and options exercised. This was primarily offset by repayments of $50.0 million on original asset back borrowing, $12.4 million amortization of capital lease obligations and payments of $3.4 million on the first Economic Development Board loan.

      We believe that our existing cash and cash equivalents, short-term investment and capital resources, together with cash generated from operations and available borrowing capacity will be sufficient to fund our operations through at least the next twelve months. We require substantial capital to fund our business, particularly to fund operating losses and to invest in property, plant and equipment. During 2004, capital expenditures are expected to aggregate $180 million, primarily used for manufacturing expansion and upgrades, product development, and updating our information technology systems. In 2005 we expect our capital expenditures to be reduced below $150 million. We may require additional capital to successfully manufacture some of our new products. If we need additional capital, there can be no assurance that such additional financing can be obtained, or that it will be available on satisfactory terms. See discussion below under the heading “Certain Factors Affecting Future Performance.” Our ability to generate cash and achieve profitable operations will depend on, among other things, demand in the hard disk drive market for our products and pricing conditions. We have a net deferred tax liability amounting to $196.4 million, which could become payable upon repatriation of our earnings invested abroad.

Contractual Obligations

      Payments due under known contractual obligations as of September 25, 2004 are reflected in the following table (in thousands):

					More than
		Less than		3-5 Years	5 Years
	Total(5)	1 Year	1-3 Years	(1)(2)	(1)(2)

Long-term Debt	$463,071	$65,486	$58,878	$74,396	$264,311
Capital Lease Obligations	7,785	5,162	2,614	9	—
Operating Leases(3)	284,945	34,307	63,987	61,766	124,885
Purchase Obligations(4)	797,035	790,651	3,301	3,083	—

Total	$1,552,836	$895,606	$128,780	$139,254	$389,196

(1)	Does not include $103 million which may be borrowed under a facility in a U.S.-dollar-denominated loan, to be secured by our facilities in Suzhou, China, drawable until April 2007, and repayable in eight semi- annual installments commencing October 2007; the borrowings under this facility will bear interest at LIBOR plus 50 basis points (subject to adjustment to 60 basis points).

(2)	Does not include $67 million which we are obligated to contribute to our China subsidiary to allow drawdowns under the facilities described under footnote (1).

(3)	Includes future minimum annual rental commitments, including amounts accrued as restructuring liabilities as of September 25, 2004.

(4)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. The expected timing of payment of the obligations set forth above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

(5)	We have excluded $133.7 million relating to our tax sharing indemnification agreement with Quantum Corporation as the time period within which the obligations may become due and owing is not specified.

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

      We have agreed to invest $200 million over the next five years to establish a manufacturing facility in Suzhou, China, and we have secured credit lines with the Bank of China for up to $133 million to be used for the construction and working capital requirements of this operation. The remainder of our commitment will be satisfied primarily with the transfer of manufacturing assets from Singapore or from our other manufacturing site. MTS has drawn down $60 million as of September 2004. MTS is required to maintain a maximum liability to assets ratio and a minimum earnings to interest expense ratio, the first ratio to be tested annually commencing in December 2004 and the latter ratio to be tested annually commencing in December 2005.

      In September 2003, MPS entered into a second four-year 52 million Singapore dollar loan agreement with the Economic Development Board of Singapore (the “Board”) at 4.25% which is amortized in seven equal semi-annual installments ending December 2007. As of September 25, 2004, the balance was 52.0 million Singapore dollars, equivalent to $30.8 million. This loan is supported by a guaranty from a bank. Cash is currently provided as collateral for this guaranty; $21.9 million was recorded as other assets and the remaining $8.6 million was recorded as restricted cash. However, we may at our option substitute other assets as security. MPS is required to invest a certain level of capital by 2006 as defined in the loan agreement.

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

      On June 24, 2004, we entered into a one-year receivable-backed borrowing arrangement of up to $100 million with one financial institution collateralized by all United States and Canadian accounts receivable. In the arrangement we use a special purpose subsidiary to purchase and hold all of our United States and Canadian accounts receivable. This special purpose subsidiary has borrowing authority up to $100 million based upon eligible United States and Canadian accounts receivable. The special purpose subsidiary is consolidated for financial reporting purposes. The transactions under the arrangement are accounted for as short term borrowings and remain on our consolidated balance sheet. As of September 25, 2004 we had borrowed $50 million under the arrangement (subject to transaction fees); and the interest rate was LIBOR plus 3% and $148 million of United States and Canadian receivables were pledged under this arrangement and remain on our consolidated balance sheet. The terms of the facility require compliance with operational covenants and several financial covenants, including a liquidity covenant, an operating income (loss) before depreciation and amortization to long-term debt ratio and certain tests relating to the quality and nature of the receivables. A violation of these covenants will result in an early amortization event that will cause a prohibition on further payments and distributions to us from the special purpose subsidiary until the facility has been repaid in full. As of September 25, 2004, we were in compliance with these requirements.

      It is likely that we will need to amend the receivable backed borrowing program to revise the operating income (loss) before depreciation and amortization to long-term debt ratio prior to the end of our fourth fiscal quarter in order to assure compliance. If we do not obtain the amendment and the ratio is not met, there will be an early amortization event under the program in the first quarter of 2005 and further payments and distributions to us from the special purpose subsidiary will be prohibited until the facility has been paid in full. Based on our experience with collections on receivables we do not believe that repayment would take longer than 30 days. However, early amortization events under the facility generally will not cause an event of default under our convertible senior notes due 2010 and we do not believe that such an event or the lack of borrowing availability under this facility would have a material adverse effect on our liquidity.

CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

We have a history of significant losses.

      We have a history of significant losses. In the last five fiscal years, we were profitable in only fiscal years 2000 and 2003. For the year ended December 27, 2003, our net income was $102.7 million, which included $85.3 million for the amortization of intangible assets, charges of $0.8 million for stock-based compensation and income from discontinued operations of $2.2 million. As of December 27, 2003, we had an accumulated deficit of $1,637.9 million. Although we were profitable in the fiscal year 2003, we have experienced quarterly losses in the second and third fiscal quarters of 2004. We are projecting a loss for the fourth fiscal quarter of 2004 and may continue to experience losses in the future.

The decline of average selling prices in the hard disk drive industry could cause our operating results to suffer and make it difficult for us to achieve or maintain profitability.

      It is very difficult to achieve and maintain profitability and revenue growth in the hard disk drive industry because the average selling price of a hard disk drive rapidly declines over its commercial life as a result of technological enhancement, productivity improvement and increases in supply. End-user demand for the computer systems that contain our hard disk drives has historically been subject to rapid and unpredictable fluctuations, and demand in general for our products may be reduced by the shift to smaller form factor rigid disc drives caused by increased sales of notebook computers. Because the rate of technological advances in areal density has slowed, product life cycles may lengthen, reducing opportunities to lower component and manufacturing costs. In addition, intense price competition among personal computer manufacturers and Intel-based server manufacturers may cause the price of hard disk drives to decline. As a result, the hard disk drive market tends to experience periods of excess capacity and intense price competition. Competitors’ attempts to liquidate excess inventories, restructure, or gain market share also tend to cause average selling prices to decline. This excess capacity and intense price competition may cause us in future quarters to lower prices, which will have the effect of reducing margins, causing operating results to suffer and making it difficult for us to achieve or maintain profitability. If we are unable to lower the cost of producing our hard disk drives to be consistent with any decline of average selling prices, we will not be able to compete effectively and our operating results will suffer. Furthermore, a decline in average selling prices may result from end-of-period buying patterns where distributors and sub-distributors tend to make a majority of their purchases at the end of a fiscal quarter, aided by disparities between distribution pricing and OEM pricing greater than historical norms and pressure on disk drive manufacturers to sell significant units in the quarter. Due to these factors, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. This increases the chances that our results could diverge from the expectations of investors and analysts, which could make our stock price more volatile.

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

      Our quarterly operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our future performance will depend on many factors, including:

•	the average selling price of our products;

•	fluctuations in the demand for our products as a result of the seasonal nature of the desktop computer industry and the markets for our customers’ products, as well as the overall economic environment;

•	market acceptance of our products;

•	our ability to qualify our products successfully with our customers;

•	changes in purchases by our primary customers, including the cancellation, rescheduling or deferment of orders;

•	changes in product and customer mix;

•	actions by our competitors, including announcements of new products or technological innovations;

•	our ability to execute future product development and production ramps effectively;

•	the availability, and efficient use, of manufacturing capacity;

•	our ability to retain key personnel;

•	our inability to reduce a significant portion of our fixed costs due, in part, to our ongoing capital expenditure requirements; and

•	our ability to procure and purchase critical components at competitive prices.

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

      A significant portion of our products is sold to desktop computer and Intel-based server manufacturers or to their subcontractors. These manufacturers select or qualify their hard disk drive suppliers, either directly or through their subcontractors, based on quality, storage capacity, performance and price. Manufacturers typically seek to qualify two or more suppliers for each hard disk drive product generation. To qualify consistently, and thus succeed in the desktop and Intel-based server hard disk drive industry, we must consistently be among the first-to-market introduction and first-to-volume production at leading storage capacities per disk, offering competitive prices and high quality. Once a manufacturer or subcontractor has chosen its hard disk drive suppliers for a given desktop computer or Intel-based server product, it often will purchase hard disk drives from those suppliers for the commercial lifetime of that product line. It is, however, possible to fail to maintain a qualification due to quality or yield issues. If we miss a qualification opportunity or cease to be qualified due to yield or quality issues, we may not have another opportunity to do business with that manufacturer or subcontractor until it introduces its next generation of products. The effect of missing a product qualification opportunity is magnified by the limited number of high-volume manufacturers of personal computers and Intel-based servers. If we do not reach the market or deliver volume production in a timely manner, we may not qualify our products and may need to deliver lower margin, older products than required in order to meet our customers’ demands. In such case, our business, financial condition and operating results would be adversely affected. In addition, continuing developments in technology cause a need for us to continuously manage product transitions, including a need to qualify new products or qualify improvements to existing products. Accordingly, if we are unable to manage a product transition effectively, including the introduction, production or qualification of any new products product improvements, our business and results of operations could be negatively affected.

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

Our efforts to improve operating efficiencies through restructuring activities may not be successful, and the actions we take to this end could limit our ability to compete effectively.

      We have taken, and continue to take, various actions to attempt to improve operating efficiencies at Maxtor through restructuring. These activities have included closures and transfers of facilities and significant personnel reductions. For example, in our third fiscal quarter of 2004, we transitioned our manufacturing from MKE to our facilities in Singapore and have begun volume shipments of products from our new manufacturing plant in Suzhou, China. In our third fiscal quarter of 2004, we also completed a reduction in force that affected approximately 330 positions and involved the closures of certain facilities. We continue to look at opportunities for further cost reductions, which may result in additional restructuring activities in the future.

We cannot assure you that our efforts will result in the increased profitability, cost savings or other benefits that we expect. Many factors, including reduced sales volume and average selling prices, which have impacted gross margins in the past, and the addition of, or increase in, other operating expenses, may offset some or all of our anticipated or estimated savings. Moreover, the reduction of personnel and closure and transfers of facilities may result in disruptions that affect our products and customer service. In addition, the transfer of manufacturing capacity of a product to a different facility frequently requires qualification of the new facility by some of our OEM customers. We cannot assure you that these activities and transfers will be implemented on a cost-effective basis without delays or disruption in our production and without adversely affecting our customer relationships and results of operations. Each of the above measures could have long-term adverse effects on our business by reducing our pool of technical talent, decreasing our employee morale, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could adversely effect our business and operating results.

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

      To remain a significant supplier of hard disk drives to major manufacturers of personal computers and Intel-based servers, we will need to offer a broad range of hard disk drive products to our customers. Although almost all of our current products are designed for the desktop computer and the Intel-based server markets, demand in these segments may shift to products we do not offer or volume demand may shift to other segments. Such segments may include the laptop computer or handheld consumer product segments, which none of our products currently serves. Increases in sales of notebook computers and in areal density are resulting in a shift to smaller form factor rigid disc drives for an expanding number of applications, including enterprise storage, personal computers and consumer electronic devices. Many enterprise storage applications and desktop computers have typically used rigid disc drives with a 3.5-inch form factor, which we currently manufacture. If we do not successfully introduce these products or if we do not suitably adapt our technology and product offerings to successfully develop and introduce additional smaller form factor rigid disc drives, we may not be able to effectively compete and our business may suffer. Products using alternative technologies, such as optical storage, semiconductor memory and other storage technologies, may also compete with our hard disk drive products. While we continually develop new products, the success of our new product introductions is dependent on a number of factors, including market acceptance, our ability to manage the risks associated with product transitions, the effective management of inventory levels in line with product demand, and the risk that our new products will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. We will need to successfully develop and manufacture new products that address additional hard disk drive market segments or competitors’ technology or feature development to remain competitive in the hard disk drive industry. We cannot assure you that we will successfully or timely develop and market any new hard disk drives in response to technological changes or evolving industry standards. We also cannot assure you that we will avoid technical or other difficulties that could delay or prevent the successful development, introduction or marketing of new hard disk drives. We may require additional capital to successfully manufacture some of our new products. Any failure to successfully develop and introduce new products for our existing customers or to address additional market segments could result in loss of customer business or require us to deliver product not targeted effectively to customer requirements, which in turn could adversely affect our business, financial condition and operating results.

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

      Unlike some of our competitors, we do not manufacture any of the parts used in our products, other than media as a result of our acquisition of MMC Technologies Inc., or MMC. Instead, our products incorporate parts and components designed by and purchased from third party suppliers. We depend on a limited number of qualified suppliers for components and subassemblies, including recording heads, media and integrated circuits. Currently, we purchase recording heads from two sources, digital signal processors/controllers from one source and spin/servo integrated circuits from two sources. We entered into agreements with our two recording head suppliers, TDK/ SAE and ALPS Electric Co., Ltd., pursuant to which these suppliers will each be collaborating with Maxtor on the development of future head technologies, efficiencies, and in the case of TDK/ SAE, manufacturing and manufacturing strategies. TDK/ SAE will be supplying recording heads to Maxtor on a “priority customer” basis, subject to qualification and pricing conditions. Although our acquisition of our primary media supplier, MMC, has reduced our dependence on outside suppliers for this component, MMC cannot supply all of our media needs, and therefore we are still required to purchase media from two outside sources. As we have experienced in the past, some required parts may be periodically in short supply. As a result, we will have to allow for significant ordering lead times for some components. In addition, we may have to pay significant cancellation charges to suppliers if we cancel orders for components because we reduce production due to market oversupply, reduced demand, transition to new products or technologies or for other reasons. We order the majority of our components on a purchase order basis and we have limited long-term volume purchase agreements with only some of our existing suppliers. In the event that these suppliers cannot qualify to new leading-edge technology specifications, our ramp up of production for the new products will be delayed, and our business, operating results and financial condition will be adversely affected.

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

If we are unable to acquire needed additional manufacturing capacity, or a disaster occurs at one of our plants, our growth will be adversely impacted and our business, financial condition and operating results could suffer.

      Our Maxtor-owned facilities in Singapore and China are our only current sources of production for our hard disk drive products. Our inability to add capacity to allow us to meet customers’ demands in a timely manner may limit our future growth and could harm our business, financial condition and operating results. Our new manufacturing facility in China is intended to provide us with a low-cost facility to accommodate anticipated future growth. The facility has begun volume shipments and we plan to ramp production and qualify the facility for OEM customers. Any delay or difficulty in qualifying the facility’s production with customers could interfere with the planned ramp in production at the facility, which could harm our business, financial condition and operating results. In addition, a flood, earthquake, political instability, act of terrorism or other disaster or condition in Singapore or China that adversely affects our facilities or ability to manufacture our hard disk drive products could significantly harm our business, financial condition and operating results.

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

      We conduct most of our manufacturing and testing operations and purchase a substantial portion of our key parts outside the United States. In particular, currently manufacturing operations for our products are concentrated in Singapore and China, where our principal manufacturing operations are located. Such concentration of operations in Singapore and China will likely magnify the effects on us of any disruptions or disasters relating to those countries. In addition, we also sell a significant portion of our products to foreign distributors and retailers. As a result, we will be dependent on revenue from international sales. Inherent risks relating to our overseas operations include:

•	difficulties with staffing and managing international operations;

•	transportation and supply chain disruptions and increased transportation expense as a result of epidemics, terrorist activity, acts of war or hostility, increased security and less developed infrastructure;

•	economic slowdown and/or downturn in foreign markets;

•	international currency fluctuations;

•	political and economic uncertainty caused by epidemics, terrorism or acts of war or hostility;

•	legislative and regulatory responses to terrorist activity such as increased restrictions on cross-border movement of products and technology;

•	legislative, regulatory, police, or civil responses to epidemics or other outbreaks of infectious diseases such as quarantines, factory closures, or increased restrictions on transportation or travel;

•	general strikes or other disruptions in working conditions;

•	labor shortages;

•	political instability;

•	changes in tariffs;

•	generally longer periods to collect receivables;

•	unexpected legislative or regulatory requirements;

•	reduced protection for intellectual property rights in some countries;

•	significant unexpected duties or taxes or other adverse tax consequences;

•	difficulty in obtaining export licenses and other trade barriers;

•	seasonality;

•	increased transportation/shipping costs;

•	credit and access to capital issues faced by our international customers; and

•	compliance with European Union directives implementing strict mandates on electronic equipment waste and ban the use of certain materials in electronic manufacturing.

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

      Our new manufacturing plant in China began volume shipments in the second half of 2004, and we have secured a credit facility with the Bank of China to fund the construction of this facility. We also intend to expand our presence in the distribution channels serving China. Our business, financial condition and operating results may be adversely affected by changes in the political, social or economic environment in China. Under its current leadership, China has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the Chinese government will continue to pursue such policies or that such policies will not be significantly altered from time to time without notice. In addition, Chinese credit policies may fluctuate from time to time without notice and this fluctuation in policy may adversely impact our credit arrangements. Any changes in laws and regulations, or their interpretation, the imposition of surcharges or any material increase in Chinese tax rates, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our ability to conduct business and operate our planned manufacturing facility in China. Chinese policies toward economic liberalization, and, in particular, policies affecting technology companies, foreign investment and other similar matters could change. In addition, our business and prospects are dependent upon agreements and regulatory approval with various entities controlled by Chinese governmental instrumentalities. Our operations and prospects in China would be materially and adversely affected by the failure of such governmental entities to grant necessary approvals or honor existing contracts. If breached, any such contract might be difficult to enforce in China. The legal system of China relating to corporate organization and governance, foreign investment, commerce, taxation and trade is both new and continually evolving, and currently there can be no certainty as to the application of its laws and regulations in particular instances. Our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our business ventures in China are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important financial and operational information regarding these ventures. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and operating results. Further, our intellectual property protection measures may not be sufficient to prevent misappropriation of our technology in China. The Chinese legal system does not protect intellectual property rights to the same extent as the legal system of the United States and effective intellectual property enforcement may be unavailable or limited. If we are unable to adequately protect our proprietary information and technology in China, our business, financial condition and operating results could be materially adversely affected.

We may need additional capital in the future which may not be available on favorable terms or at all.

      Our business is capital intensive and we may need more capital in the future. Our future capital requirements will depend on many factors, including:

•	the rate of our sales growth;

•	the level of our profits or losses;

•	the timing and extent of our spending to expand manufacturing capacity, support facilities upgrades and product development efforts;

•	the timing and size of business or technology acquisitions;

•	the timing of introductions of new products and enhancements to our existing products; and

•	the length of product life cycles.

      We may require additional capital to successfully manufacture some of our new products. If we require additional capital it is uncertain whether we will be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities in connection with additional financing, our stockholders may experience dilution and/or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services in a timely manner, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements or may be forced to limit the number of products and services we offer, any of which could seriously harm our business.

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

      On June 24, 2004, we entered into a one-year asset backed securitization facility for up to $100 million with one financial institution. The facility uses a special purpose subsidiary to purchase and hold all of our United States and Canadian accounts receivable. This special purpose subsidiary may borrow up to $100 million secured by eligible purchased receivables, and uses such borrowed funds and collections from the receivables to purchase additional receivables from us and to make other permitted distributions to us. This special purpose subsidiary is consolidated for financial reporting purposes, and its resulting liabilities appear on our consolidated balance sheet as short-term debt. The terms of the facility require compliance with operational covenants and several financial covenants, including a liquidity covenant, an operating income (loss) before depreciation and amortization to long-term debt ratio, and certain tests relating to the quality and nature of the receivables. A violation of these covenants will result in an early amortization event that will cause a prohibition on further payments and distributions to us from the special purpose subsidiary until the facility has been repaid in full.

      It is likely that we will need to amend the receivable-backed borrowing program to revise the operating income (loss) before depreciation and amortization to long-term debt ratio prior to the end of our fourth fiscal quarter in order to assure compliance. If we do not obtain the amendment and the ratio is not met there will be an early amortization event under the program in the first quarter of 2005 and further payments and distributions to us from the special purpose subsidiary will be prohibited until the facility has been paid in full. Based on our experience with collections on receivables we do not believe that repayment would take longer than 30 days. However, early amortization events under the facility generally will not cause an event of default under our convertible senior notes due 2010 and we do not believe that such an event or the lack of borrowing availability under this facility would have a material adverse effect on our liquidity.

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

      Our success depends upon the continued contributions of our executives and other key employees, many of whom would be extremely difficult to replace. We are seeking a chief financial officer after the unexpected departure of an executive recently hired for that position, and our chief executive officer is serving as acting chief financial officer. While we are searching for a new chief financial officer, our business and operations may suffer due to lack of direct, full-time senior leadership of our finance group and the diversion of attention of our chief executive officer from his other key responsibilities. Like many other technology companies, we have implemented workforce reductions that in some cases resulted in the termination of key employees who have substantial knowledge of our business. These and any future workforce reductions may also adversely affect the morale of, and our ability to retain, employees who have not been terminated, which may result in the further loss of key employees. We do not have key person life insurance on any of our personnel. Worldwide competition for experienced executives and finance personnel and other skilled employees in the hard disk drive industry is extremely intense. If we are unable to retain existing employees or to hire and integrate new employees, our business, financial condition and operating results could suffer. In addition, companies in the hard disk drive industry whose employees accept positions with competitors often claim that the competitors have engaged in unfair hiring practices. We may be the subject of such claims in the future as we seek to hire qualified personnel and we could incur substantial costs defending ourselves against those claims.

We could be subject to environmental liabilities which could increase our expenses and harm our business, financial condition and results of operations.

      Because of the chemicals we use in our manufacturing and research operations, we are subject to a wide range of environmental protection regulations in the United States, Singapore and China. While we do not believe our operations to date have been harmed as a result of such laws, future regulations may increase our expenses and harm our business, financial condition and results of operations. Even if we are in compliance in all material respects with all present environmental regulations, in the United States environmental regulations often require parties to fund remedial action regardless of fault. As a consequence, it is often difficult to estimate the future impact of environmental matters, including potential liabilities. If we have to make significant capital expenditures or pay significant expense in connection with future remedial actions or to continue to comply with applicable environmental laws, our business, financial condition and operating results could suffer.

      On January 27, 2003, the European Union adopted the following directives: (i) the Waste Electrical and Electronic Equipment Directive (“WEEE”); and (ii) the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”). These directives were to be implemented by individual European Union governments by August 13, 2004. Both the WEEE and RoHS directives will alter the type and manner in which electronic equipment is imported, sold and handled in the European Union. Ensuring compliance with the WEEE and RoHS directives could result in additional costs and disruption to operations and logistics and thus, could have a negative impact on our business, operations and financial condition. The directives will be phased-in gradually, with most obligations under the WEEE and RoHS directives becoming effective on August 13, 2005 and July 1, 2006, respectively.

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

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

      Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 25, 2004. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and proposed changes in accounting for equity compensation could adversely affect earnings.

      We have historically used stock options and other forms of equity-related compensation as key components of our total employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of our employee stock options have had exercise prices in excess of our stock price, which could affect our ability to retain or attract present and prospective employees. In addition, the Financial Accounting Standards Board and other agencies have proposed changes to accounting principles generally accepted in the United States that would require Maxtor and other companies to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

      The following table presents the hypothetical changes in fair values in the financial instruments held at September 25, 2004 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The hypothetical changes assume immediate shifts in the U.S. Treasury yield curve of plus or minus 50 basis points (“bps”), 100 bps, and 150 bps.

				Fair Value
				as of
				September 25,
	+150 bps	+100 bps	+50 bps	2004	-50 bps	-100 bps	-150 bps

	($000)
Financial Instruments	$106,607	$107,023	$107,443	$107,868	$108,294	$108,724	$109,159
Change	(1.17)%	(0.78)%	(0.39)%		0.40%	0.79%	1.20%

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

				Fair Value
	Valuation of Security			as of	Valuation of Security
	Given X% Decrease in the			September 25,	Given X% Increase in the
	Security Price			2004	Security Price

	($000)
Corporate equity investments	$5,431	$8,146	$9,232	$10,862	$12,491	$13,577	$16,292
% Change	(50)%	(25)%	(15)%		15%	25%	50%

Item 4.	Controls and Procedures

      Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Acting Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our President, Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report, except as discussed below.

      There has been no change in our internal control over financial reporting during the quarter ended September 25, 2004 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting. Subsequent to the end of the quarter, we have undertaken corrective action as described in the next paragraph.

      During the third quarter of 2004, the Company’s management and our independent registered public accounting firm advised the Audit Committee that in connection with the review of the Company’s consolidated financial statements for the quarter ended September 25, 2004, two review adjustments were identified related to certain accrued liabilities associated with the Company’s restructuring activities which constitute significant deficiencies in our internal controls over financial reporting as defined by standards established by the Public Company Accounting Oversight Board. The impact of the above conditions was isolated to the quarter ended September 25, 2004, and did not affect the results of any prior periods. The Company has commenced corrective action to remediate these conditions and expects to have these conditions remediated in the fourth quarter of 2004.

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

      On December 30, 2003, an action was filed by MKE against us and Quantum alleging, among other things, MKE’s ownership of certain intellectual property we acquired in the acquisition of the Quantum HDD business. The action was filed in the United States District Court for the Northern District of California. On March 1, 2004, we filed an answer denying all material allegations and a motion to dismiss. The motion to dismiss was granted and MKE filed a First Amended Complaint on May 24, 2004. We again filed an answer denying all material allegations. MKE seeks damages, the return of the intellectual property, a constructive trust relating to profits from the use or license of the intellectual property, a declaratory judgment and injunctive relief. The parties agreed to binding settlement terms on September 7, 2004. Subsequently, the case was dismissed with prejudice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      None

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits

      See Index to Exhibits at the end of this report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

MAXTOR CORPORATION

By	/s/ PAUL J. TUFANO

Paul J. Tufano
President, Chief Executive Officer and
Acting Chief Financial Officer

Date: November 4, 2004

EXHIBIT INDEX

Exhibit No.		Description

3	.1(1)	Restated Certificate of Incorporation of Registrant.
3	.2(2)	Certificate of Correction to the Restated Certificate of Incorporation of Registrant.
3	.3(3)	Amended and Restated Bylaws of Registrant, dated March 12, 2001.
3	.4(4)	Certificate of Merger as filed with the Secretary of State of State of Delaware on April 2, 2001.
4	.1(5)	Stockholder Agreement dated June 25, 1998.
4	.2(6)	Reimbursement Agreement between Registrant and Quantum Corporation, dated April 2, 2001, together with the Third Supplemental Trust Indenture dated April 2, 2001, the Second Supplemental Trust Indenture dated August 4, 1999, the Supplemental Trust Indenture dated August 1, 1997, and the Indenture dated August 1, 1997.
4	.3(7)	Indenture between Registrant and U.S. Bank National Association, dated as of May 7, 2003.
4	.4(7)	Resale Registration Rights Agreement between Registrant, Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of May 7, 2003.
10.1		Foreign Exchange Loan Agreement No. YZDZ (2003) NO. 197 between Maxtor Technology (Suzhou) Co., Ltd. and Bank of China Suzhou Industrial Park Sub-branch, dated October 10, 2003.
10.2		Letter of Guarantee by Maxtor International S.à r.l. to and for the benefit of Bank of China Suzhou Branch regarding Foreign Exchange Loan Agreement No. YZDZ (2003) NO. 197 made as of August 16, 2004.
10.3		Foreign Exchange Loan Agreement No. YZDZ (2004) NO. 089 between Maxtor Technology (Suzhou) Co., Ltd. and Bank of China Suzhou Industrial Park Sub-branch, dated August 16, 2004.
10.4		Letter of Guarantee by Maxtor International S.à r.l. to and for the benefit of Bank of China Suzhou Branch regarding Foreign Exchange Loan Agreement No. YZDZ (2004) NO. 089 made as of August 16, 2004.
10	.5(8)	Employment Offer Letter from Registrant to Michael A. Bless, dated as of August 23, 2004.**
10	.6(9)	Employment Offer Letter from Registrant to Fariba Danesh, dated as of September 30, 2004.**
10	.7(10)	Form of Restricted Stock Unit Award Agreement between Registrant and John Viera (15,000 Restricted Stock Units), dated as of July 19, 2004, Michael A. Bless (35,000 Restricted Stock Units), dated as of August 23, 2004 and Fariba Danesh (45,000 Restricted Stock Units), dated as of September 30, 2004.**
10	.8(11)	Form of Executive Retention and Severance Participation Agreement between Registrant and John Viera, dated as of July 27, 2004, Michael A. Bless, dated as of August 23, 2004 and Fariba Danesh, dated as of September 30, 2004.**
10	.9(12)	Form of Indemnification Agreement between Registrant and John Viera, dated as of April 1, 2004, Michael A. Bless, dated as of August 23, 2004 and Fariba Danesh, dated as of September 30, 2004.
31		Certification of Paul J. Tufano, President, Chief Executive Officer and Acting Chief Financial Officer of the Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Paul J. Tufano, President, Chief Executive Officer and Acting Chief Financial Officer of the Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits of registration statement on Form S-4, File No. 333-51592, filed December 11, 2000, as amended.

(2)	Incorporated by reference to exhibit of Form 8-K filed March 2, 2001.

(3)	Incorporated by reference to exhibits of Form 10-K filed March 30, 2001, as amended.

(4)	Incorporated by reference to exhibits of Form 8-K filed April 17, 2001.

(5)	Incorporated by reference to exhibits to registration statement on Form S-1, File No. 333-56099, filed June 5, 1998, as amended.

(6)	Incorporated by reference to exhibits to registration statement on Form S-3, File No. 333-61770, filed May 29, 2001, as amended.

(7)	Incorporated by reference to exhibits of Form 10-Q filed May 13, 2003.

(8)	Incorporated by reference to exhibits of Form 8-K filed August 24, 2004.

(9)	Incorporated by reference to exhibits of Form 8-K filed October 4, 2004.

(10)	Incorporated by reference to exhibits of Form 10-Q filed November 12, 2003.

(11)	Incorporated by reference to exhibits of Form 10-K filed March 11, 2004.

(12)	Incorporated by reference to exhibits of registration statement on Form S-1, File No. 333-56099, filed June 5, 1998.

**	Management contract or compensatory plan or arrangement.