Form 10-K/A
period 2003-12-27
MAXTOR CORP
filed 2005-02-22
CIK 711039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/ A
Amendment No. 1

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number: 001-16447

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

EXPLANATORY NOTE
      Maxtor Corporation (“Maxtor” or “the Company”) is filing this amendment to its Annual Report on Form 10-K for the year ended December 27, 2003 (this “Amendment”) to reflect the restatement of its Consolidated Financial Statements for the years ended December 29, 2001, December 28, 2002 and December 27, 2003 and certain corresponding changes described below.
      The restatement reflects the correction of two purchase accounting entries recorded in connection with the Company’s 2001 acquisition of Quantum Corporation’s Hard Disk Drive (“Quantum HDD”) business. The restatement recognizes that at the time of the acquisition, sufficient deferred tax assets were available to offset the $196.5 million deferred tax liability recorded as part of the acquisition and accordingly, a reduction in the Company’s deferred tax asset valuation allowance should have been recorded, rather than recognition of additional goodwill. In addition, the restatement reverses $13.8 million of a restructuring reserve associated with the acquisition of Quantum HDD to reflect discounting to present value of liabilities associated with such accrual. As a result of the correction of these entries, in the aggregate, equity was increased by $31.5 million, goodwill was reduced by $178.8 million, the deferred tax asset valuation allowance was reduced by $196.5 million and other liabilities were reduced by $13.8 million. These entries had no impact on the Company’s Consolidated Statements of Operations for the year ended December 28, 2002 and December 27, 2003.
      A discussion of the restatement is set forth in note 2 to the Consolidated Financial Statements included in this Amendment. Changes also have been made to the following items in this Amendment as a result of the restatement:
      Part II

•	Item 6. Selected Financial Data

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8. Financial Statements and Supplementary Data

•	Item 9A. Controls and Procedures
      Part IV

•	Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      This Amendment does not reflect events that have occurred after the March  11, 2004 filing date of the Annual Report on Form 10-K that was originally filed, or modify or update the disclosures presented in the original Form 10-K, except to reflect the corrections described above. Information with respect to those events has been or will be set forth, as appropriate, in the Company’s subsequent periodic filings, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.
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
      Demand for hard disk drives is driven by a variety of factors, including:

•	continued improvements in desktop and enterprise computing price to performance ratios;

•	the rapid accumulation of data resulting from the digitization of information previously stored in paper form;

•	larger file sizes created by multimedia-intensive applications;

•	the growth of non-branded desktop computers in emerging economies, specifically China and other parts of Asia, Russia, Eastern Europe, and Latin America;

•	increased customer demand for emerging consumer electronics devices that include a hard disk drive, such as personal video recorders and set-top boxes; and

•	the need to store large amounts of data that are accessed infrequently, as in email archiving, medical images and video clips.
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
      Effectively Integrate New Technology. We augment our traditional product development teams with an advanced technology group. The advanced technology group’s purpose is to monitor and evaluate advance ments in hard disk drive technology for possible integration into our future products. This group also works closely with our product development teams and strategic component vendors to:

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
      We conduct our operations internationally, with sales to both domestic as well as foreign customers. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 18 of the Notes to Consolidated Financial Statements.
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

Name	Age	Position with the Company

Paul J. Tufano	50	President, Chief Executive Officer
Robert L. Edwards	48	Executive Vice President, Chief Financial Officer
Dr. Pantelis S. Alexopoulos	54	Executive Vice President, Desktop Product Development and Chief Technology Officer
Michael D. Cordano	39	Executive Vice President, Worldwide Sales and Marketing
Phillip C. Duncan	53	Executive Vice President, Human Resources and Real Estate
K. H. Teh	50	Executive Vice President, Worldwide Manufacturing and Singapore Managing Director
Keyur Patel	39	Executive Vice President, Business Development and Strategy
Michael J. Wingert	43	Executive Vice President/General Manager, Server Products Group
David L. Beaver	50	Senior Vice President, Worldwide Materials and Chief Procurement Officer
Misha Rozenberg	42	Senior Vice President, Worldwide Quality and Chief Quality Officer
Glenn H. Stevens	53	Senior Vice President, General Counsel and Secretary
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
      Operations outside of the United States primarily consist of two manufacturing plants in Singapore that produce subassemblies and final assemblies for the Company’s hard disk drive products. The manufacturing facilities are located in two owned buildings in Singapore totaling approximately 802,000 square feet, which are located on two parcels of leased land totaling approximately 560,000 square feet, with leases terminating in 2016 and 2018, both with an option to renew for 30 years. In March 2003, we began construction on a new approximately 800,000 square feet manufacturing facility in the Suzhou Industrial Park in Suzhou, China, which is expected to be completed in the second half of 2004.
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
Dividend Policy
      We have never paid cash dividends on our stock and do not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Consolidated Financial Information
      The following table presents the consolidated financial information for the periods indicated:

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	January 1,	December 30,	December 29,	December 28,	December 27,
	2000	2000	2001(1)(3)	2002(2)	2003

			Restated
	(In millions, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenue	$2,485.6	$2,690.9	$3,765.5	$3,779.5	$4,086.4
Cost of revenue	2,286.7	2,317.7	3,403.0	3,382.1	3,385.4

Gross profit	198.9	373.2	362.5	397.4	701.0

Operating expenses:
Research and development	189.0	211.8	411.2	401.0	354.0
Selling, general and administrative	90.2	99.7	232.0	148.5	131.7
Amortization of goodwill and other intangible assets	—	—	176.3	82.2	85.3
Purchased in-process research and development	—	—	95.2	—	—
Restructuring charge	—	—	—	9.5	—

Total operating expenses	279.2	311.5	914.7	641.2	571.0

Income (loss) from operations	(80.3)	61.7	(552.2)	(243.8)	130.0
Interest expense	(13.6)	(13.7)	(25.2)	(27.0)	(30.6)
Interest income	14.1	19.8	20.3	8.0	5.2
Other gain (loss)	45.6	6.3	(6.2)	4.4	(0.6)

Income (loss) from continuing operations before income taxes	(34.2)	74.1	(563.3)	(258.4)	104.0
Provision for income taxes	1.5	1.7	3.4	2.2	3.5

Income (loss) from continuing operations	(35.7)	72.4	(566.7)	(260.6)	100.5
Income (loss) from discontinued operations	$(14.4)	$(40.6)	$(48.2)	$(73.5)	$2.2

Net income (loss)	$(50.1)	$31.8	$(614.9)	$(334.1)	$102.7

Net income (loss) per share — basic
Continuing operations	$(0.34)	$0.64	$(2.74)	$(1.09)	$0.41
Discontinued operations	$(0.14)	$(0.36)	$(0.23)	$(0.31)	$0.01

Total	$(0.48)	$0.28	$(2.97)	$(1.40)	$0.42

Net income (loss) per share — diluted
Continuing operations	$(0.34)	$0.61	$(2.74)	$(1.09)	$0.40
Discontinued operations	$(0.14)	$(0.34)	$(0.23)	$(0.31)	$0.01

Total	$(0.48)	$0.27	$(2.97)	$(1.40)	$0.41

Shares used in per share calculation (in thousands):
Basic	105,503	113,433	206,912	239,474	243,023

Diluted	105,503	119,116	206,912	239,474	251,136

Balance Sheet Data:			Restated(3)	Restated(3)	Restated(3)
Total assets	$906.3	$1,024.9	$2,536.7	$2,182.1	$2,543.5
Total current liabilities	537.2	628.9	1,169.8	1,166.6	1,263.0
Long-term debt	113.8	92.3	244.5	206.3	355.8
Total stockholders’ equity	255.3	303.7	931.7	623.8	752.0

(1)	Includes operations of Quantum HDD since April 2, 2001 and of MMC since September 2, 2001. See note 13 of Notes to Consolidated Financial Statements.

(2)	Commencing in fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard included provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. As a result, the Company reclassified its existing acquired assembled workforce balance to goodwill, as it does not meet the separate recognition criterion according to SFAS 142. See note 6 of Notes to Consolidated Financial Statements.

(3)	For additional information regarding the restatement, see note 2 of the Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Restatement
      The following discussion and analysis of our results of operations and financial condition have been revised to reflect the correction of two purchase accounting entries recorded in connection with the Company’s 2001 acquisition of Quantum Corporation’s Hard Disk Drive (“Quantum HDD”) business. The restatement recognizes that at the time of the acquisition, sufficient deferred tax assets were available to offset the $196.5 million deferred tax liability recorded as part of the acquisition and accordingly, a reduction in the Company’s deferred tax asset valuation allowance should have been recorded, rather than recognition of additional goodwill. In addition, the restatement reverses $13.8 million of a restructuring reserve associated with the acquisition of Quantum HDD to reflect discounting to present value of liabilities associated with such accrual. As a result of the correction of these entries, in the aggregate, equity was increased by $31.5 million, goodwill was reduced by $178.8 million, the deferred tax asset valuation allowance was reduced by $196.5 million and other liabilities were reduced by $13.8 million. These entries had no impact on the Company’s Consolidated Statements of Operations for the year ended December 28, 2002 and December 27, 2003.
      A discussion of the restatement is set forth in note 2 to the Consolidated Financial Statements included in this Amendment. Other than the revisions described above the following discussion and analysis do not reflect any information or events subsequent to March 11, 2004, the date on which the original Annual Report on Form 10-K was filed.
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
      On April 2, 2001, we acquired Quantum Corporation’s Hard Disk Drive Group (“Quantum HDD”). The primary reason for our acquisition of Quantum HDD was to create a stronger, more competitive company, with enhanced prospects for continued viability in the storage industry. For additional information regarding the Quantum HDD acquisition, see note 13 of the Notes to Consolidated Financial Statements.
      On September 2, 2001, we completed the acquisition of MMC Technology, Inc. (“MMC”), a wholly-owned subsidiary of Hynix. MMC, based in San Jose, California, designs, develops and manufactures media for hard disk drives. Prior to the acquisition, sales to Maxtor comprised 95% of MMC’s annual revenues. The primary reason for our acquisition of MMC was to provide us with a reliable source of supply of media. For additional information regarding the MMC acquisition, see note 13 of the Notes to Consolidated Financial Statements.
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
      On August 15, 2002, we announced our decision to shut down our Network Systems Group (“NSG”) and cease the manufacturing and sale of our MaxAttachtm branded network attached storage products. We worked with NSG customers for an orderly wind down of the business. The network attached storage market had fragmented since our entrance in 1999, with one segment of the NAS market becoming more commoditized and the other segment placing us in competition with some of our hard disk drive customers. The shut down of the operations of our NSG business allowed us to focus on our core hard disk drive market and further reduce expenses. The NSG business was accounted for as a discontinued operation and therefore, results of operations and cash flows have been removed from our results of continuing operations for all periods presented in this report. For additional information regarding the NSG discontinued operations, see note 14 of the Notes to Consolidated Financial Statements.
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
      Net intangible assets, long-lived assets, and goodwill amounted to $1,053.4 million as of December 27, 2003. Should an impairment be determined to have occurred, a change in the recorded goodwill would be required and this would have a material adverse effect on our results of operations.

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
      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $181.3 million as of December 27, 2003, due to uncertainties related to our ability to utilize our net deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could have a material adverse effect on our financial position and results of operations.

Restructuring Liabilities, Litigation and Other Contingencies
      We account for our restructuring liabilities in connection with a business combination in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” EITF 95-3 requires that we record an estimated liability if the estimated costs are not associated with or are not incurred to generate revenues of the combined entity after the consummation date and they meet certain criteria defined within EITF 95-3. We will account for our restructuring liabilities initiated after December 31, 2002 under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As of December 27, 2003, we have not recorded any restructuring liabilities under SFAS 146. We accounted for restructuring liabilities initiated in 2002 in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which requires us to record the liability resulting from estimated costs that are not associated with or do not benefit activities that will be continued. We account for litigation and contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While we believe that our accruals for these matters are adequate, if the actual losses from loss contingencies or restructuring liabilities are significantly different than the estimated loss, our results of operations may be materially affected.

Results of Operations
      The following table sets forth consolidated statement of operations data for the three years ended December 29, 2001, December 28, 2002 and December 27, 2003, respectively, and the percent of revenue represented by the various items reported.

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	Restated
	(In millions)
Consolidated Statement of Operations Data:
Revenue	$3,765.5	$3,779.5	$4,086.4
Cost of revenue	3,403.0	3,382.1	3,385.4

Gross profit	362.5	397.4	701.0

Operating expenses:
Research and development	411.2	401.0	354.0
Selling, general and administrative	232.0	148.5	131.7
Amortization of goodwill and other intangible assets	176.3	82.2	85.3
Purchased in-process research and development	95.2	—	—
Restructuring charge	—	9.5	—

Total operating expenses	914.7	641.2	571.0

Income (loss) from operations	(552.2)	(243.8)	130.0
Interest expense	(25.2)	(27.0)	(30.6)
Interest income	20.3	8.0	5.2
Other gain (loss)	(6.2)	4.4	(0.6)

Income (loss) from continuing operations before income taxes	(563.3)	(258.4)	104.0
Provision for income taxes	3.4	2.2	3.5

Income (loss) from continuing operations	(566.7)	(260.6)	100.5
Income (loss) from discontinued operations	(48.2)	(73.5)	2.2

Net income (loss)	$(614.9)	$(334.1)	$102.7

	December 29,	December 28,	December 27,
	2001	2002	2003

	Restated
As a Percentage of Revenue:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	90.4	89.5	82.8

Gross profit	9.6	10.5	17.2

Operating expenses:
Research and development	10.9	10.6	8.7
Selling, general and administrative	6.2	3.9	3.2
Amortization of goodwill and other intangible assets	4.7	2.2	2.1
Purchased in-process research and development	2.5	—	—
Restructuring charge	—	0.3	—

Total operating expenses	24.3	17.0	14.0
Income (loss) from operations	(14.7)	(6.5)	3.2
Interest expense	(0.6)	(0.7)	(0.7)
Interest income	0.5	0.2	0.1
Other gain (loss)	(0.1)	0.1	0.0

Income (loss) from continuing operations before income taxes	(14.9)	(6.8)	2.5
Provision for income taxes	0.1	0.1	0.1

Income (loss) from continuing operations	(15.0)	(6.9)	2.5
Income (loss) from discontinued operations	(1.3)	(1.9)	0.1

Net income (loss)	(16.3)%	(8.8)%	2.5%

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
      Sales to Asia Pacific and Japan in the twelve months ended December 27, 2003 and December 28, 2002 represented 30.9% and 30.4% of total revenue, respectively. In absolute dollars, Asia Pacific and Japan sales in the twelve months ended December 27, 2003 increased 9.8% compared to the corresponding period in fiscal year 2002. The increase in sales was the result of the growth of our retail and OEM channels. The growth was driven by the success of our personal storage and server products as well as increased acceptance of our 80GB per platter areal density hard disk drive.
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
      On December 30, 2001, the Company adopted SFAS 142, which requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In compliance with SFAS 142, we reclassified $31.1 million, net of accumulated amortization, in workforce assets to goodwill and we ceased amortizing the resulting net goodwill balance of $667.2 million. Accordingly, there are no charges for the amortization of goodwill in 2002 or thereafter. Subsequent to the decision to shut down the manufacture and sales of NSG products, the Company wrote off goodwill related to the NSG operations of $32.3 million. As of December 27, 2003, goodwill amounted to $635.2 million.
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
      Loss from Discontinued Operations. On August 15, 2002, we announced our decision to shut down our Network Systems Group (“NSG”) and cease the manufacturing and sale of our MaxAttachtm branded network attached storage products (“NSG”). The discontinuance of our NSG operations represents the disposal of a component of an entity as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, our financial statements have been presented to reflect NSG as a discontinued operations for all periods presented. Our liabilities (no remaining assets) have been segregated from continuing operations in the accompanying consolidated balance sheet as of December 28, 2002 and our operating results have been segregated and reported as discontinued operations in the accompanying consolidated statement of operations.

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
      On December 30, 2001, the Company adopted SFAS 142, which requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In compliance with SFAS 142, we reclassified $31.1 million, net of accumulated amortization, in workforce assets to goodwill and we ceased amortizing the resulting net goodwill balance of $667.2 million. Accordingly, there are no charges for the amortization of goodwill in 2002 or thereafter. Subsequent to the decision to shut down the manufacture and sales of NSG products, the Company wrote off goodwill related to the NSG operations of $32.3 million. As of December 28, 2002, goodwill amounted to $635.2 million.
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
      The following tables present the impact of SFAS 142 on net loss and net loss per share had we ceased amortization of goodwill beginning the year ended December 29, 2001 (in thousands, except per share amounts):

	Years Ended

	December 29,	December 28,
	2001	2002

	Restated(1)
Loss from continuing operations — as reported	$(566,710)	$(260,566)
Adjustments:
Amortization of goodwill	102,573	—
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	12,472	—

Net adjustments	115,045	—

Loss from continuing operations — adjusted	$(451,665)	$(260,566)

Basic and diluted loss per share from continuing operations — as reported	$(2.74)	$(1.09)
Basic and diluted loss per share from continuing operations — adjusted	$(2.18)	$(1.09)

	Years Ended

	December 29,	December 28,
	2001	2002

	Restated(1)
Net loss — as reported	$(614,929)	$(334,067)
Adjustments:
Amortization of goodwill	109,310	—
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	12,616	—

Net adjustments	121,926	—

Net loss — adjusted	$(493,003)	$(334,067)

Basic and diluted net loss per share — as reported	$(2.97)	$(1.40)
Basic and diluted net loss per share — adjusted	$(2.38)	$(1.40)

(1)	For additional information regarding the restatement, see note 2 of Notes to the Consolidated Financial Statements.
      Purchased In-process Research and Development (“IPR&D”). During fiscal year 2001, we expensed IPR&D costs of $94.7 million as a result of our acquisition of Quantum HDD. Additionally, in connection with the acquisition of MMC in September 2001, we expensed IPR&D costs of $0.5 million. We expensed these amounts because the acquired technology had not yet reached technological feasibility and had no future alternative uses. For additional information regarding the Quantum HDD and MMC acquisitions and the costs associated with purchased in-processed research and development, see note 13 of the Notes to Consolidated Financial Statements.
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
      Loss from Discontinued Operations. On August 15, 2002, we announced our decision to shut down the manufacturing and sales of our MaxAttach(TM) branded network attached storage products (“NSG”). The discontinuance of our NSG operations represents the disposal of a component of an entity as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, our financial statements have been presented to reflect NSG as a discontinued operations for all periods presented. Our liabilities (no remaining assets) have been segregated from continuing operations in the accompanying consolidated balance sheet as of December 28, 2002 and our operating results have been segregated and reported as discontinued operations in the accompanying consolidated statement of operations.
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

				Fair Value
				as of
				December 27,
				2003
	+150 bps	+100 bps	+50 bps	($000)	-50bps	-100bps	-150bps

Financial Instruments	$85,760	$86,129	$86,494	$86,880	$87,261	$87,644	$87,945
% Change	(1.29)%	(0.86)%	(0.44)%		0.44%	0.88%	1.23%
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

	Valuation of Security Given X%
	Decrease in the Security Price

				Fair Value00	0)
				as of
				December
				27,
				2003
				($

					% Increase in the Security
					ValuationPofrSecurityiGivence
					X
Corporate equity investments	$7,768	$11,652	$13,206	$15,536	$17,866	$19,420	$23,304
% Change	(50)%	(25)%	(15)%		15%	25%	50%

Item 8.	Consolidated Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Maxtor Corporation (Restated)
Consolidated Balance Sheets — December 28, 2002 and December 27, 2003	54
Consolidated Statements of Operations — Fiscal years ended December 29, 2001, December 28, 2002 and December 27, 2003	55
Consolidated Statements of Stockholders’ Equity — Fiscal years ended December 29, 2001, December 28, 2002 and December 27, 2003	56
Consolidated Statements of Cash Flows — Fiscal years ended December 29, 2001, December 28, 2002 and December 27, 2003	57
Notes to Consolidated Financial Statements	58
Report of Independent Registered Public Accounting Firm	99
Financial Statement Schedules:
The following consolidated financial statement schedule of Maxtor Corporation is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Maxtor Corporation:

Schedule II Valuation and Qualifying Accounts	103
Schedules not listed above have been omitted since they are not applicable or are not required or the information required to be set therein is included in the Consolidated Financial Statements or notes thereto

MAXTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 28,	December 27,
	2002	2003

	Restated	Restated
	(In thousands, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$306,444	$530,816
Restricted cash	56,747	37,154
Marketable securities	87,507	44,543
Restricted marketable securities	—	42,337
Accounts receivable, net of allowance of doubtful accounts of $18,320 at December 28, 2002 and $11,220 at December 27, 2003	324,875	540,943
Other receivables	38,789	37,964
Inventories	175,545	218,011
Prepaid expenses and other	33,438	38,301

Total current assets	1,023,345	1,490,069
Property, plant and equipment, net	364,842	342,679
Goodwill	635,175	635,175
Other intangible assets, net	146,898	61,619
Other assets	11,798	13,908

Total assets	$2,182,058	$2,543,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$41,042	$77,037
Accounts payable	642,206	730,056
Accrued and other liabilities	471,750	454,388
Liabilities of discontinued operations	11,646	1,487

Total current liabilities	1,166,644	1,262,968
Long-term debt, net of current portion	206,343	355,809
Other liabilities	185,281	172,695

Total liabilities	1,558,268	1,791,472
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 247,507,244 shares issued and 242,507,244 shares outstanding at December 28, 2002 and 259,246,819 shares issued and 246,001,081 shares outstanding at December 27, 2003	2,475	2,592
Additional paid-in capital	2,349,253	2,410,082
Deferred stock-based compensation	(1,193)	(110)
Accumulated deficit	(1,709,122)	(1,606,451)
Cumulative other comprehensive income	2,377	10,804
Treasury stock (5,000,000 and 13,245,738 shares in 2002 and 2003, respectively) at cost	(20,000)	(64,939)

Total stockholders’ equity	623,790	751,978

Total liabilities and stockholders’ equity	$2,182,058	$2,543,450

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	Restated
	(In thousands, except share and per share amounts)
Net revenues	$3,765,559	$3,779,514	$4,086,443
Cost of revenues	3,403,051	3,382,099	3,385,390

Gross profit	362,508	397,415	701,053
Operating expenses:
Research and development	411,189	401,014	354,050
Selling, general and administrative	232,028	148,486	131,703
Amortization of goodwill and other intangible assets	176,358	82,248	85,279
Purchased in-process research and development	95,190	—	—
Restructuring charge	—	9,495	—

Total operating expenses	914,765	641,243	571,032

Income (loss) from operations	(552,257)	(243,828)	130,021
Interest expense	(25,190)	(26,945)	(30,604)
Interest income	20,306	8,012	5,160
Other gain (loss)	(6,187)	4,370	(613)

Income (loss) from continuing operations before income taxes	(563,328)	(258,391)	103,964
Provision for income taxes	3,382	2,175	3,504

Income (loss) from continuing operations	(566,710)	(260,566)	100,460
Income (loss) from discontinued operations	(48,219)	(73,501)	2,211

Net income (loss)	$(614,929)	$(334,067)	$102,671

Net income (loss) per share — basic
Continuing operations	$(2.74)	$(1.09)	$0.41
Discontinued operations	$(0.23)	$(0.31)	$0.01

Total	$(2.97)	$(1.40)	$0.42

Net income (loss) per share — diluted
Continuing operations	$(2.74)	$(1.09)	$0.40
Discontinued operations	$(0.23)	$(0.31)	$0.01

Total	$(2.97)	$(1.40)	$0.41

Shares used in per share calculation
— basic	206,911,952	239,474,179	243,022,694
— diluted	206,911,952	239,474,179	251,135,683
The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Cumulative
	Common Stock		Additional	Deferred		Other		Total	Comprehensive
			Paid-In	Stock-Based	Accumulated	Comprehensive	Treasury	Stockholders’	Income
	Shares	Amount	Capital	Compensation	Deficit	Income	Stock	Equity	(Loss)

					Restated			Restated	Restated
	(In thousands, except share amounts)
Balance, December 30, 2000	116,205,270	$1,162	$1,059,899	$—	$(760,126)	$2,803	$—	$303,738
Net loss	—	—	—	—	(614,929)	—	—	(614,929)	$(614,929)
Unrealized gain on investments in equity securities	—	—	—	—	—	1,408	—	1,408	1,408

Comprehensive loss									$(613,521)

Issuance of stock under stock option plan and related benefit plans	4,742,053	47	21,510	—	—	—	—	21,557
Issuance of stock relating to Quantum HDD acquisition	121,030,472	1,211	1,232,601	—	—	—	—	1,233,812
Deferred compensation relating to Quantum HDD acquisition	—	—	6,785	(6,785)	—	—	—	—
Stock-based compensation	—	—	3,090	2,976	—	—	—	6,066
Treasury shares repurchased at cost	—	—	—	—	—	—	(20,000)	(20,000)

Balance, December 29, 2001	241,977,795	2,420	2,323,885	(3,809)	(1,375,055)	4,211	(20,000)	931,652
Net loss	—	—	—	—	(334,067)	—	—	(334,067)	$(334,067)
Unrealized loss on investments in equity securities	—	—	—	—	—	(1,834)	—	(1,834)	(1,834)

Comprehensive loss									$(335,901)

Issuance of stock under stock option plan and related benefit plans	5,529,449	55	22,422	—	—	—	—	22,477
Stock-based compensation	—	—	2,946	2,616	—	—	—	5,562

Balance, December 28, 2002	247,507,244	2,475	2,349,253	(1,193)	(1,709,122)	2,377	(20,000)	623,790
Net income	—	—	—	—	102,671	—	—	102,671	$102,671
Unrealized gain on investments in equity securities	—	—	—	—	—	8,427	—	8,427	8,427

Comprehensive income									$111,098

Issuance of stock under stock option plan and related benefit plans	11,739,575	117	60,989	—	—	—	—	61,106
Stock-based compensation	—	—	(160)	1,083	—	—	—	923
Treasury shares repurchased at cost	—	—	—	—	—	—	(44,939)	(44,939)

Balance, December 27, 2003	259,246,819	$2,592	$2,410,082	$(110)	$(1,606,451)	$10,804	$(64,939)	$751,978

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	Restated
Cash Flows from Operating Activities:
Net income (loss) from continuing operations	$(566,710)	$(260,566)	$100,460
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities
Depreciation and amortization	125,610	155,829	156,639
Amortization of goodwill and other intangible assets	176,358	82,248	85,279
Amortization of deferred compensation related to Quantum DSS restricted shares	36,901	4,103	—
Purchased in-process research and development	95,190	—	—
Stock-based compensation expense	6,066	5,562	923
Restructuring charge	—	9,495	—
Loss on sale of property, plant and equipment and other assets	2,478	2,568	3,235
Gain on retirement of bond	(1,280)	(2,832)	(163)
Loss on redemption of pro rata portion of Quantum Corporation’s bond	—	—	951
Realized loss (gain) on investment	6,667	(1,307)	—
Change in assets and liabilities:
Accounts receivable	176,366	19,783	(216,068)
Other receivables	(22,439)	(2,400)	825
Inventories	121,281	5,587	(42,466)
Prepaid expenses and other assets	76,626	10,093	11,358
Accounts payable	(94,046)	45,336	89,040
Accrued and other liabilities	(60,745)	(70,711)	(29,948)

Net cash provided by operating activities from continuing operations	78,323	2,788	160,065
Net cash used in discontinued operations	(42,679)	(31,578)	(7,948)

Net cash provided by (used in) operating activities	35,644	(28,790)	152,117
Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	289	277	348
Purchase of property, plant and equipment	(115,067)	(139,080)	(131,876)
Cash acquired from acquisition, net of merger related expenses	374,692	—	—
Restricted cash acquired from acquisition	(98,629)	—	—
Change in restricted cash and marketable securities	—	41,882	19,593
Proceeds from sale of marketable securities	175,401	171,447	55,953
Purchase of marketable securities	(156,265)	(92,063)	(56,911)

Net cash provided by (used in) investing activities	180,421	(17,537)	(112,893)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, including short-term borrowings	—	—	259,428
Principal payments of debt including short-term borrowings	(17,765)	(25,595)	(108,593)
Principal payments under capital lease obligations	(5,927)	(24,038)	(29,677)
Purchase of treasury stock at cost	(20,000)	—	(44,939)
Net proceeds from receivable-backed borrowing	—	—	47,823
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	14,326	22,477	61,106

Net cash provided by (used in) financing activities	(29,366)	(27,156)	185,148

Net change in cash and cash equivalents	186,699	(73,483)	224,372
Cash and cash equivalents at beginning of year	193,228	379,927	306,444

Cash and cash equivalents at end of year	$379,927	$306,444	$530,816

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$21,525	$21,839	$28,805
Income taxes	$936	$5,840	$1,628
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$21,525	$7,058	$5,868
Retirement of debt in exchange for bond redemption	$5,000	$5,000	$5,000
Change in unrealized gain (loss) on investments	$1,408	$(1,834)	$8,427
Purchase of property, plant and equipment financed by capital lease obligations	$—	$11,232	$7,373
Value of shares issued in Quantum HDD acquisition	$1,240,597	$—	$—
Net receivables forgiven for MMC Technology Inc. acquisition	$16,001	$—	$—
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following proforma net income (loss) information for Maxtor’s stock options and employee stock purchase plan has been prepared following the provisions of SFAS 123 (in thousands, except per share data):

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	Restated
Net income (loss) applicable to common stockholders, as reported	$(614,929)	$(334,067)	$102,671
Add: Stock-based employee compensation expense included in reported net income (loss)	6,066	5,562	923
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	38,251	40,013	27,913

Pro forma net income (loss)	$(647,114)	$(368,518)	$75,681

Net income (loss) per share As reported — basic	$(2.97)	$(1.40)	$0.42
Pro forma — basic	$(3.13)	$(1.54)	$0.31
As reported — diluted	$(2.97)	$(1.40)	$0.41
Pro forma — diluted	$(3.13)	$(1.54)	$0.30
      For further information on assumptions used in determining the fair value stock option grants, see note 12 of the Notes to Consolidated Financial Statements.
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

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	Restated
Net income (loss)	$(614,929)	$(334,067)	$102,671
Unrealized gain (loss) on investments in equity securities	(5,945)	495	8,567
Less: reclassification adjustment for realized gain (loss) included in net income (loss)	(7,353)	2,329	140

Comprehensive income (loss)	$(613,521)	$(335,901)	$111,098

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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

2.	Restatement of Financial Statements
      The Company restated its Consolidated Financial Statements for the years ended December 29, 2001, December 28, 2002, and December 27, 2003 to correct certain purchase accounting entries recorded in connection with the Company’s acquisition in 2001 of Quantum Corporation’s Hard Disk Drive (“Quantum HDD”) business. As part of the financial close for the year ended December 25, 2004, the Company reviewed its deferred tax position in connection with the December 2004 settlement of a tax indemnity related to the 2001 acquisition of the Quantum HDD business. During the review, the Company determined that an error was made in the original purchase accounting entries related to the Quantum HDD business requiring the restatement of its Consolidated Financial Statements for the years ended December 29, 2001, December 28, 2002, and December 27, 2003. Originally in the purchase accounting for the transaction in 2001, the Company determined that $196.5 million of acquired deferred tax liabilities should be recorded in accordance with EITF 93-7 “Uncertainties Related to Income Taxes in a Purchase Business Combination,” as they were considered to be uncertain. The deferred tax liabilities were recorded principally to reflect the taxes which would become payable upon repatriation of the foreign earnings acquired in the Quantum HDD transaction and invested abroad. However, the restatement recognizes that at the time of acquisition, sufficient deferred tax assets were available to offset the $196.5 million deferred tax liability recorded as part of the acquisition and accordingly, a reduction in the company’s deferred tax asset valuation allowance should have been recorded rather than recognition of additional goodwill. In addition, the restatement reverses $13.8 million of a restructuring reserve associated with the acquisition of Quantum HDD to reflect discounting to present value of liabilities associated with such accrual. As a result of the correction of these entries, in the aggregate, equity was increased by $31.5 million, goodwill was reduced by $178.8 million, the deferred tax asset valuation allowance was reduced by $196.5 million and other liabilities were reduced by $13.8 million. These entries had no impact on the Company’s Consolidated Statements of Operations for the year ended December 28, 2002 and December 27, 2003.
      The following table shows the effect of the restatement:

	As of December 29, 2001		As of December 28, 2002		As of December 27, 2003
Changes to Consolidated
Balance Sheet	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Goodwill	$814,863	$636,087	$813,951	$635,175	$813,951	$635,175
Deferred taxes	196,455	—	196,455	—	196,455	—
Other liabilities	204,587	190,797	199,071	185,281	186,485	172,695
Accumulated deficit	$(1,406,524)	$(1,375,055)	$(1,740,591)	$(1,709,122)	$(1,637,920)	$(1,606,451)

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 29, 2001

Changes to Consolidated Income Statement	As Reported	As Restated

Amortization of goodwill and other intangible assets	$207,827	$176,358
Loss from continuing operations	$(598,179)	$(566,710)
Net loss	$(646,398)	$(614,929)
Net loss per share — basic
Continuing operations	$(2.89)	$(2.74)
Total	$(3.12)	$(2.97)
Net loss per share — diluted
Continuing operations	$(2.89)	$(2.74)
Total	$(3.12)	$(2.97)
      The decision to restate the financials was made by the Audit Committee of the Board of Directors, upon the recommendation of management and in consultation with PricewaterhouseCoopers LLP, our independent registered public accounting firm.

3.	Certain Risks and Concentrations
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      For the year ended December 27, 2003, the Company had income from operations of $130.0 million. As of December 27, 2003, the Company had an accumulated deficit of $1,606.5 million. The Company operates in a highly competitive market characterized by rapidly changing technology. The Company intends to incur significant expenses to continue to develop and promote new products as well as to support existing product sales. Failure to generate sufficient revenues from new and existing products may require the Company to delay, scale back or eliminate certain research and development or marketing programs.
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Supplemental Financial Statement Data

	December 28,	December 27,
	2002	2003

	(In thousands)
Inventories:
Raw materials	$40,209	$56,132
Work-in-process	25,523	44,650
Finished goods	109,813	117,229

	$175,545	$218,011

Prepaid expenses and other:
Investments in equity securities, at fair value	$6,589	$15,536
Prepaid expenses and other	26,849	22,765

	$33,438	$38,301

Property, plant and equipment, at cost:
Buildings	$137,467	$152,381
Machinery and equipment	548,149	608,735
Software	75,284	79,682
Furniture and fixtures	23,962	26,583
Leasehold improvements	77,925	86,430

	$862,787	$953,811
Less accumulated depreciation and amortization	(497,945)	(611,132)

Net property, plant and equipment	$364,842	$342,679

Accrued and other liabilities:
Income taxes payable	$22,183	$23,763
Accrued payroll and payroll-related expenses	76,876	132,967
Accrued warranty	278,713	209,426
Restructuring liabilities, short-term	11,589	9,096
Accrued expenses	82,389	79,136

	$471,750	$454,388

Other liabilities:
Tax indemnification liability	$138,567	$135,559
Restructuring liabilities, long-term (Restated)(1)	37,131	29,727
Other	9,583	7,409

	$185,281	$172,695

(1)	For additional information regarding the restatement, see note 2 of Notes to the Consolidated Financial Statements.
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Sales of Accounts Receivables
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

6.	Goodwill and Other Intangible Assets
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
      The Company ceased amortizing goodwill totaling $667.2 million as of the adoption date, including $31.1 million, net of accumulated amortization, of acquired workforce intangibles previously classified as purchased intangible assets. Subsequent to the decision to shut down the manufacture and sales of NSG products, the Company wrote off goodwill related to the NSG operations of $32.0 million. As of December 27, 2003, goodwill amounted to $635.2 million.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

		December 28, 2002			December 27, 2003

		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net

	(Years)
		(In thousands)			(In thousands)
Goodwill (Restated)(1)		$635,175	$—	$635,175	$635,175	$—	$635,175

Quantum HDD
Existing technology Core technology	5	$96,700	$(36,750)	$59,950	$96,700	$(53,185)	$43,515
Consumer electronics	3	8,900	(5,192)	3,708	8,900	(8,158)	742
High-end	3	75,500	(44,042)	31,458	75,500	(69,208)	6,292
Desktop	3	105,000	(56,408)	48,592	105,000	(96,250)	8,750
MMC Technology
Existing technology	5	4,350	(1,160)	3,190	4,350	(2,030)	2,320

Total other intangible assets		$290,450	$(143,552)	$146,898	$290,450	$(228,831)	$61,619

(1)	For discussion of the restatement, see note 2 of Notes to the Consolidated Financial Statements.
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables present the impact of SFAS 142 on net income (loss) and net income (loss) per share had the Company ceased to amortize goodwill for the year ended December 29, 2001 (in thousands, except per share amounts):

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	Restated(1)
Income (loss) from continuing operations — as reported	$(566,710)	$(260,566)	$100,460
Adjustments:
Amortization of goodwill	102,573	—	—
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	12,472	—	—

Net adjustments	115,045	—	—

Income (loss) from continuing operations — adjusted	$(451,665)	$(260,566)	$100,460
Basic earnings per share from continuing operations:
Income (loss) per share from continuing operations — as reported	$(2.74)	$(1.09)	$0.41
Amortization of goodwill	0.50	—	—
Amortization of workforce	0.06	—	—

Basic earnings per share from continuing operations — adjusted	$(2.18)	$(1.09)	$0.41

Diluted earnings per share from continuing operations:
Income (loss) per share from continuing operations — as reported	$(2.74)	$(1.09)	$0.40
Amortization of goodwill	0.50	—	—
Amortization of workforce	0.06	—	—

Diluted earnings per share from continuing operations — adjusted	$(2.18)	$(1.09)	$0.40

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	Restated(1)
Net income (loss) — as reported	$(614,929)	$(334,067)	$102,671
Adjustments:
Amortization of goodwill	109,310	—	—
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	12,616	—	—

Net adjustments	121,926	—	—

Net income (loss) — adjusted	$(493,003)	$(334,067)	$102,671

Basic earnings per share:
Net income (loss) per share — as reported	$(2.97)	$(1.40)	$0.42
Amortization of goodwill	0.53	—	—
Amortization of workforce	0.06	—	—

Basic earnings per share — adjusted	$(2.38)	$(1.40)	$0.42

Diluted earnings per share:
Net income (loss) per share — as reported	$(2.97)	$(1.40)	$0.41
Amortization of goodwill	0.53	—	—
Amortization of workforce	0.06	—	—

Diluted earnings per share — adjusted	$(2.38)	$(1.40)	$0.41

(1)	For additional information regarding the restatement, see note 2 of the Notes to Consolidated Financial Statements.

7.	Short-term Borrowings and Long-term Debt
      Short-term borrowings and long-term debt consist of the following (in thousands):

	December 28,	December 27,
	2002	2003

5.75% Subordinated Debentures due March 1, 2012	$60,427	$59,352
6.8% Convertible Senior Notes due April 30, 2010	—	230,000
Economic Development Board of Singapore Loans	9,909	24,138
Manufacturing facility Loan, Suzhou China	—	15,000
Pro rata portion of Quantum Corporation’s 7% Subordinated Convertible Notes due August 1, 2004	95,833	—
Mortgages	35,609	34,164
Equipment Loans and Capital Leases	45,607	20,192
Receivables-backed Borrowings	—	50,000

	247,385	432,846
Less amounts due within one year	(41,042)	(77,037)

	$206,343	$355,809

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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On May 9, 2003, the Company entered into a two-year receivable-backed borrowing arrangement for up to $100 million with certain financial institutions. Under this arrangement the Company uses a special purpose subsidiary to purchase U.S. and Canadian accounts receivable and can borrow up to $100 million collateralized by the U.S. and Canadian accounts receivable. The special purpose subsidiary is consolidated for financial reporting purposes. The transactions under the arrangement are accounted for as short-term borrowings and remain on the Company’s consolidated balance sheet. As of December 27, 2003, the Company had borrowed $50.0 million under the arrangement, which had been reported as short-term borrowings in the Company’s

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated financial statements. The average interest rate of the loans outstanding under this arrangement is 6.0%. As of December 27, 2003, $245.9 million of U.S. and Canadian receivables were pledged under the Company’s receivable-backed borrowing arrangement and remain on the Company’s consolidated balance sheet. The arrangement requires the Company to comply with operational and financial covenants, including a liquidity covenant and a test of operating income (loss) before depreciation and amortization to long-term debt and certain tests relating to the quality and nature of the receivables, including a dilution to liquidation ratio, comparing reductions to the invoiced amounts of receivables to actual collections in a designated period, and a shadow rating for the arrangement from a credit rating agency. As of December 27, 2003, the Company was in compliance with these requirements; however, as of March 9, 2004 the dilution to liquidation ratio for this facility exceeded the agreed upon threshold. The lenders under the facility have agreed to forbear from exercising remedies for noncompliance with this ratio until March 31, 2004 and in return, the Company has agreed to apply all collections of receivables to the repayment of the outstanding facility until repaid in full, which the Company expects will occur by the same date. During this period the Company will continue to transfer its receivables to the special purpose subsidiary, but will not have access to collections on those receivables until the facility is repaid in full.
      As of December 27, 2003, the Company had capital leases totaling $20.2 million. These obligations include certain leases assumed in connection with the September 2001 acquisition of MMC Technology, Inc. These capital leases have maturity dates through September 2006 and interest rates averaging 8.7%.

8.	Financial Instruments

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
      The carrying values and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 28, 2002		December 27, 2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

6.8% Convertible Senior Notes	$—	$—	$230,000	$319,413
Manufacturing Facility Loan — Suzhou, China	—	—	15,000	15,000
Pro rata portion of Quantum Corporation’s 7% Subordinated Convertible Notes	95,833	95,833	—	—
5.75% Subordinated Debentures	60,427	49,550	59,352	50,449
Mortgages	35,609	35,657	34,164	33,990
Economic Development Board of Singapore Loan	9,909	9,909	24,138	24,138
Receivable-backed Borrowing	$—	$—	$50,000	$50,000

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Guarantees

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

	Years Ended

	December 28,	December 27,
	2002	2003

Balance at beginning of period	$313,894	$278,713
Charges to operations	207,896	162,335
Settlements	(242,305)	(191,733)
Changes in estimates, primarily expirations	(772)	(39,889)

Balance at end of period	$278,713	$209,426

10.	Income Taxes
      The provision for income taxes consists of the following:

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	(In thousands)
Current:
U.S.	$76	$700	$2,477
Foreign	3,306	1,475	1,027

Total	$3,382	$2,175	$3,504

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income (loss) before provision for income taxes consists of the following:

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	Restated(1)
	(In thousands)
U.S.	$(561,071)	$(320,176)	$(54,823)
Foreign	(50,476)	(11,716)	160,998

Total	$(611,547)	$(331,892)	$106,175

(1)	For additional information regarding the restatement, see note 2 of the Notes to Consolidated Financial Statements.
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
      The provision for income taxes differs from the amount computed by applying the U.S. statutory rate of 35% to the income (loss) before income taxes for the years ended December 29, 2001, December 28, 2002 and December 27, 2003. The principal reasons for this difference are as follows:

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	Restated(1)
	(In thousands)
Income tax expense (benefit) at U.S. statutory rate	$(214,041)	$(116,162)	$37,161
State tax	—	—	1,212
Losses not providing current tax benefit	217,098	116,857	—
Utilization of NOL carryforward	—	—	(36,095)
Other	325	1,480	1,226

Total	$3,382	$2,175	$3,504

(1)	For additional information regarding the restatement, see note 2 of the Notes to Consolidated Financial Statements.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of

	December 28,	December 27,
	2002	2003

	Restated	Restated
Deferred tax assets:
Inventory reserves and accruals	$6,298	$5,650
Depreciation	24,388	30,982
Sales related reserves	30,729	33,688
Net operating loss carry-forwards	301,559	306,078
Tax credit carry-forwards	27,550	29,284
Capitalized research and development	41,086	34,876
Other	26,391	39,315

Total deferred tax assets	458,001	479,873
Valuation allowance for deferred tax assets	(187,898)	(181,295)

Net deferred tax assets	$270,103	$298,578

Deferred tax liabilities:
Unremitted earnings of certain foreign entities	269,271	294,409
Unrealized gain (loss) on investments in equity securities	832	4,169

Total deferred tax liabilities	270,103	298,578

Net deferred tax liabilities	$—	$—

      For a discussion of the restatement, see note 2 of Notes to the Consolidated Financial Statements.
      During the years ended December 29, 2001, December 28, 2002 and December  27, 2003 the change in the valuation allowance for deferred tax assets were $(55.1) million, $12.3 million and $(6.6) million, respectively. The Company determines deferred taxes for each of its tax-paying subsidiaries within each tax jurisdiction. The deferred tax assets indicated above are attributable primarily to tax jurisdictions where a history of earnings has not been established. The taxable earnings in these tax jurisdictions are also subject to volatility. Therefore, the Company believes a valuation allowance is needed to reduce the deferred tax asset to an amount that is “more likely than not” to be realized.
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

11.	Commitments and Contingencies

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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

12.	Stockholders’ Equity

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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock options are granted to employees and directors at an exercise price equal to the fair market value of the Company’s stock at the date of grant. Generally, options vest 25 percent per year, are fully vested four years from the grant date and have a term of ten years. The following table summarizes option activity through December 27, 2003:

		Options Outstanding

	Shares		Wtd Average
	Available for		Exercise Price
	Grant	Shares	Per Share

Balance as of December 30, 2000	5,478,076	14,789,006	$7.96
Shares reserved — 1996 stock option plan	17,000,000	—	—
Shares reserved — Quantum assumed options	12,785,328	—	—
Options assumed from acquisition	(12,306,201)	12,306,201	5.05
RSP Options assumed from acquisition	(479,127)	—	—
Options granted	(13,329,365)	13,329,365	5.36
Restricted stock granted	(140,000)	—	—
Options exercised	—	(2,938,608)	3.95
Options canceled — 1996 stock option plan	788,732	(788,732)	6.51
Options canceled — Quantum assumed options	—	(2,166,150)	—
Restricted stock canceled	49,000	—	—

Balance as of December 29, 2001	9,846,443	34,531,082	6.41
Options granted	(4,089,058)	4,089,058	4.98
Restricted stock granted	(30,000)	—	—
Options exercised	—	(1,987,555)	4.13
Options canceled — 1996 stock option plan	3,759,844	(3,759,844)	7.00
Options canceled — Quantum assumed options	—	(1,297,687)	6.25

Balance as of December 28, 2002	9,487,229	31,575,054	6.35
Options granted	(7,064,793)	7,064,793	5.81
Options exercised	—	(8,430,526)	5.59
Options canceled — 1996 stock option plan	3,081,477	(3,081,477)	6.19
Options canceled — Quantum assumed options	—	(304,383)	6.85
Restricted stock canceled	20,000	—	—

Balance as of December 27, 2003	5,523,913	26,823,461	$6.46

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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information for stock options outstanding as of December 27, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Outstanding	Price

$ 0.575 — $ 5.875	13,222,607	8.08	$4.50	3,636,160	$4.18
$ 5.9375 — $ 7.75	7,170,794	6.43	6.68	4,791,263	6.67
$ 7.8125 — $ 13.125	4,107,930	6.93	8.50	2,887,178	8.20
$13.1875 — $19.3113	2,322,130	5.19	13.30	2,181,557	13.25

	26,823,461		$6.46	13,496,158	$7.39

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
      The fair value of option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

Risk-free interest rate	4.37%	4.26%	3.17%
Weighted average expected life	4.5 years	4.5 years	4.5 years
Volatility	81%	90%	73%
Dividend yield	—	—	—
      The fair value of employee stock purchase plan option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

Risk-free interest rate	3.34%	1.73%	1.08%
Weighted average expected life	0.5 years	0.5 years	0.5 years
Volatility	81%	90%	73%
Dividend yield	—	—	—
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fair values of restricted stock options granted to employees during the years ended December 29, 2001 and December 28, 2002 were $6.32 and $6.58 respectively.

13.	Acquisitions

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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The purchase price allocation was as follows (in millions):

Tangible assets:
Cash and cash equivalents	$315.3
Restricted cash	93.9
Accounts receivable	249.1
Inventories	181.7
Prepaid expenses and other current assets	120.9
Property, plant and equipment	126.4
Other noncurrent assets	21.1

Total tangible assets		$1,108.4

Intangible assets acquired:
Core and other existing technology		286.1
Assembled workforce		43.0
Deferred stock-based compensation		6.8
Goodwill (Restated)(1)		686.3
In-process research and development		94.7
Liabilities assumed:
Accounts payable	230.0
Accruals and other liabilities	364.3
Valuation allowance for deferred taxes (Restated)(1)	(196.5)
Deferred tax liability (Restated)(1)	196.5
Long-term debt	132.4
Other long-term liabilities	142.0
Merger-related restructuring costs (Restated)(1)	87.2

Total liabilities assumed (Restated)(1)		(955.9)

Total purchase price		$1,269.4

(1)	For discussion of the restatement, see note 2 of Notes to the Consolidated Financial Statements.
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Under purchase accounting rules, the Company recorded $29.2 million for estimated severance pay associated with termination of approximately 700 employees in the United States. In addition, the Company paid and expensed $30.5 million for severance pay associated with termination of approximately 600 Quantum Corporation (“Quantum”) employees. As a result, total severance related costs amounted to $59.7 million and the total number of terminated employees, including Quantum transitional employees was approximately 1,300. The Company also recorded a $45.3 million liability for estimated facility exit costs for the closure of three Quantum HDD offices and research and development facilities located in Milpitas, California, and two Quantum HDD office facilities located in Singapore. The Company also recorded a $12.7 million liability for certain non-cancelable adverse inventory and other purchase commitments.
      The following table summarizes the activity related to the merger-related restructuring costs as of December 27, 2003 (in millions):

		Severance
	Facility	and	Other
	Costs	Benefits	Costs	Total

	Restated(1)			Restated(1)
Provision at April 2, 2001	$45.3	$29.2	$12.7	$87.2
Amounts paid	(0.9)	(15.5)	(12.7)	(29.1)

Balance at December 29, 2001	44.4	13.7	—	58.1
Amounts paid	(4.5)	(13.7)	—	(18.2)

Balance at December 28, 2002	39.9	—	—	39.9
Amounts paid	(8.5)	—	—	(8.5)

Balance at December 27, 2003	$31.4	$—	$—	$31.4

(1)	For discussion of the restatement, see note 2 of Notes to the Consolidated Financial Statements.
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

$94.7

      The acquired existing technology, which comprises products that are already technologically feasible, includes products in most of Quantum HDD’s product lines. The Company is amortizing the acquired core and existing technology of $286.1 million on a straight-line basis over an estimated remaining useful lives of three to five years. For additional information regarding the acquired Quantum HDD existing technology amortization, see note 6 of the Notes to Consolidated Financial Statements.
      The acquired assembled workforce was composed of approximately 1,650 skilled employees across Quantum HDD’s Executive, Research and Development, Manufacturing, Supervisor/ Manager, and Sales and Marketing groups. The fair value assigned to the assembled workforce was $43.0 million and was amortized on a straight-line basis over an estimated remaining useful life of three years. Subsequent to the adoption of Statements of Financial Accounting Standards No. 142 (“SFAS 142”) on December 30, 2001, the Company no longer amortizes its existing acquired assembled workforce and reclassified the balance to goodwill.
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company is amortizing the acquired existing technology of $4.4 million on a straight-line basis over an estimated remaining useful life of five years. For additional information regarding the acquired MMC existing technology amortization, see note 6 of the Notes to Consolidated Financial Statements.
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

Year Ended
December 29, 2001

(In millions,
except share and
per share data)
(Unaudited)
Restated
Revenue from continuing operations	$4,418.6
Loss from continued operations	$(583.2)
Loss per share — basic and diluted
Continuing operations	$(2.46)
Shares used in per share calculations:
Basic	237,097,087
Diluted	237,097,087

14.	Discontinued Operations
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
      Income from discontinued operations of $2.2 million for the year ended December 27, 2003 reflects the net impact of the favorable resolution of contingencies. The remaining liabilities of the NSG discontinued

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations as of December 27, 2003 were $1.5 million relating to warranty, returns and other miscellaneous expenses.

15.	Restructuring
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

16.	Other Gain (Loss)
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Net Income (Loss) Per Share
      In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations is provided as follows (in thousands, except share and per share amounts):

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	Restated(1)
Numerator — Basic and Diluted
Income (loss) from continuing operations	$(566,710)	$(260,566)	$100,460
Income (loss) from discontinued operations	$(48,219)	$(73,501)	$2,211

Net income (loss)	$(614,929)	$(334,067)	$102,671

Net income (loss) available to common stockholders	$(614,929)	$(334,067)	$102,671

Denominator
Basic weighted average common shares outstanding	206,911,952	239,474,179	243,022,694
Effect of dilutive securities:
Common stock options	—	—	8,044,949
Restricted shares subject to repurchase	—	—	68,040

Diluted weighted average common shares	206,911,952	239,474,179	251,135,683

Net income (loss) per share — basic
Continuing operations	$(2.74)	$(1.09)	$0.41
Discontinued operations	$(0.23)	$(0.31)	$0.01

Total	$(2.97)	$(1.40)	$0.42

Net income (loss) per share — diluted
Continuing operations	$(2.74)	$(1.09)	$0.40
Discontinued operations	$(0.23)	$(0.31)	$0.01

Total	$(2.97)	$(1.40)	$0.41

(1)	For discussion of the restatement, see note 2 of Notes to the Consolidated Financial Statements.
      The following securities and restricted shares subject to repurchase are excluded in the calculation of diluted shares outstanding as their effects would be antidilutive:

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

Common stock options	34,531,082	31,575,054	3,114,254
Restricted shares subject to repurchase	1,505,891	1,012,752	—
As-if converted shares related to 6.8%
Convertible Senior Notes due 2010	—	—	18,756,362

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Segment and Major Customers Information
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

      Long-lived assets located within the United States consist primarily of goodwill and other intangible assets. Goodwill and other intangible assets within the United States amounted to $898.6 million, $782.1 million and $696.8 million as of December 29, 2001, December 28, 2002 and December 27, 2003, respectively. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore.
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

19.	Employee Benefit Plan

401(k) Plan
      The Company maintains a retirement and deferred savings plan for its employees (the “401(k) Plan”) which is intended to qualify as a tax-qualified plan under the Code. The 401(k) Plan is a profit sharing plan which is intended to qualify under section 401(a) of the Internal Revenue Code of 1986, as amended, which includes a cash or deferred arrangement intended to satisfy the requirements of Code section 401(k). The

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
401(k) Plan has been amended from time to time to comply with applicable laws and regulations. Under the 401(k) Plan, in addition to the Company match, the Company may make discretionary contributions. The Company’s contributions to the 401(k) Plan, for the years ended December 29, 2001, December 28, 2002 and December 27, 2003 were $6.3 million, $6.9 million and $5.7 million, respectively. All amounts contributed by participants and the Company, along with earnings on such contributions are fully vested at all times.

20.	Related Party Transaction
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Maxtor Corporation:
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Maxtor Corporation and its subsidiaries at December 28, 2002 and December 27, 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 6 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” effective December 30, 2001.
      As discussed in Note 2 to the Consolidated Financial Statements, the Company has restated its Consolidated Financial Statements for the fiscal years 2001, 2002 and 2003.
/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
March 9, 2004, except for Note 2, as to which the date is February 18, 2005.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      On February 3, 2005, we announced that two purchase accounting entries recorded in connection with our 2001 acquisition of the Quantum HDD business required correction. The restatement effecting these corrections is described in note 2 to the Notes to Consolidated Financial Statements.
      In connection with our determination to restate the items described in note 2 to the Notes to Consolidated Financial Statements, our current management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As part of this review, we considered the system of internal control over financial reporting in place at the end of the period covered by this report, which system is an integral part of the Company’s disclosure controls and procedures. According to the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a “restatement of previously issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant deficiency and as a strong indicator that a material weakness in internal control over financial reporting exists.” We and our independent registered public accountants, PricewaterhouseCoopers LLP, have both determined that our failure to correct the accounting errors until this restatement indicates a material weakness in our internal control over financial reporting as they existed on December 27, 2003, the end of the period covered by this report. As part of this process on February 17, 2005, our current management and PricewaterhouseCoopers LLP communicated our conclusions to our Audit Committee. As communicated to the Audit Committee, the internal controls as to which there existed material weakness related to (1) internal accounting personnel with insufficient depth, skills and experience in evaluating complex non-routine accounting entries, (2) the inconsistent use of external technical accounting resources to supplement the internal personnel, and (3) insufficient formalized procedures to assure that non-routine transactions received adequate review by internal or external technical accounting personnel.
      Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were ineffective as of December 27, 2003 with regard to the material weakness. The evaluation has not revealed any fraud, intentional misconduct or concealment on the part of Company personnel.
      The Company’s management has identified the steps necessary to address the material weakness so identified and is in the process of implementing actions to address them, including:
      (1) Hiring additional accounting personnel and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to non-routine transactions are directly involved in the review and accounting evaluation of such transactions;
      (2) Involving both internal personnel and outside accounting consultants, as needed, early in a non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction;
      (3) Documenting to standards established by senior accounting personnel and the principal accounting officer the review, analysis and related conclusions with respect to non-routine transactions; and
      (4) Requiring senior accounting personnel and the principal accounting officer to review non-routine transactions to evaluate and approve the accounting treatment for such transactions.
      The Company began to execute the remediation plans identified above in the fourth quarter of 2004, and we believe our controls and procedures will continue to improve as a result of the further implementation of these actions. Our assessment of the system of internal control over financial reporting as of the end of 2004, as required by §404 of the Sarbanes–Oxley Act of 2002, is not yet completed.

      There was no change in our internal control over financial reporting during the year ended December 27, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

(3) Exhibits. See Index to Exhibits on pages 104 to 109 hereof.
      (b) Reports on Form 8-K.
      Maxtor filed a Current Report on Form 8-K on October 21, 2003, in which it reported financial results for the third fiscal quarter ended September 27, 2003.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 18th day of February, 2005.

MAXTOR CORPORATION
(Registrant)

By:	/s/ Dr. C.S. Park

Dr. C.S. Park
Chairman and Chief Executive Officer

MAXTOR CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions Charged to					Balance at
	Beginning	Cost, Expenses and					End of
Fiscal Year Ended	of Period	Other Accounts	Deductions		Other		Period

	(In thousands)
2003
Allowance for doubtful accounts	$18,320	$(2,000)	$5,100	(1)	$—		$11,220
Revenue reserves	$82,878	$525,329	$525,399	(3)	$—		$82,809
Valuation allowance for deferred tax assets (Restated)(4)	$187,898	$(6,603)	$—		$—		$181,295
2002
Allowance for doubtful accounts	$21,638	$(1,000)	$2,318	(1)	$—		$18,320
Revenue reserves	$102,332	$339,266	$358,720	(3)	$—		$82,878
Valuation allowance for deferred tax assets (Restated)(4)	$175,608	$12,290	$—		$—		$187,898
2001
Allowance for doubtful accounts	$15,148	$7,200	$710	(1)	$—		$21,638
Revenue reserves	$44,254	$301,641	$303,823	(3)	$60,260	(2)	$102,332
Valuation allowance for deferred tax assets (Restated)(4)	$230,746	$(55,138)	$—		$—		$175,608

(1)	Deductions represent recoveries of previously reserved balances and write-offs of fully reserved balances for which collection efforts have been exhausted.

(2)	Reflects reserves acquired from the acquisition of Quantum HDD in 2001.
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

(3)	Represents actual returns and allowances.

(4)	For additional information regarding the restatement, see note 2 of Notes to the Consolidated Financial Statements.

INDEX TO EXHIBITS

Exhibit
Number		Description

3	.1(10)	Restated Certificate of Incorporation of Registrant.

3	.2(11)	Certificate of Correction to the Restated Certificate of Incorporation of Registrant.

3	.3(12)	Amended and Restated Bylaws of Registrant, dated March 12, 2001.

3	.4(13)	Certificate of Merger as filed with the Secretary of State of State of Delaware on April 2, 2001.

4	.1(5)	Stockholder Agreement dated June 25, 1998.

4	.2(14)	Reimbursement Agreement between Registrant and Quantum Corporation, dated April 2, 2001, together with the Third Supplemental Trust Indenture dated April 2, 2001, the Second Supplemental Trust Indenture dated August 4, 1999, the Supplemental Trust Indenture dated August 1, 1997, and the Indenture dated August 1, 1997.

4	.3(20)	Indenture between Registrant and U.S. Bank National Association, dated as of May 7, 2003.

4	.4(20)	Resale Registration Rights Agreement between Registrant, Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of May 7, 2003.

10	.1(7)	Form of Indemnification Agreement between Registrant and Registrant’s directors and officers.**

10	.2(5)	Indenture dated as of March 1, 1987 between Registrant and Security Pacific National Bank, as Trustee.

10	.3(2)	Amendment to the Financing Agreement among Registrant and the CIT Group/Business Credit, Inc., dated October 17, 1995.

10	.4(4)	Employment Agreement between Michael R. Cannon and Registrant, dated June 17, 1996.**

10	.5(4)	Employment Agreement between Paul J. Tufano and Registrant, dated July 12, 1996.**

10	.6(5)	Employment Agreement between Philip Duncan and Registrant dated July 15, 1996.**

10	.7(5)	Employment Agreement between K.H. Teh and Registrant, dated March 23, 1997.**

10	.8(5)	Lease Agreement between Milpitas Oak Creek Delaware, Inc. and Registrant dated as of February 23, 1998.

10	.9(5)	Land Lease between Housing Development Board and Maxtor Singapore Limited dated as of March 8, 1991.

10	.10(5)	Sublicense Agreement between Hyundai Electronics Industries Co., Ltd., and Registrant dated as of January 1, 1996.

10	.11(5)	Tax Allocation Agreement dated as of July 21, 1995 among Hyundai Electronics America (n/k/a Hynix Semiconductor America Inc.), Registrant and certain other subsidiaries.

10	.12(5)	Tax Indemnification Agreement and Amendment to Tax Allocation Agreement dated June 26, 1998.

10	.13(5)	Indemnity Agreement between Hyundai Electronics Industries Co., Ltd. and Registrant dated June 25, 1998.

10	.14(5)	License Agreement between Registrant and Hyundai Electronics Industries Co., Ltd. dated June 25, 1998.

10	.15(5)	1998 Restricted Stock Plan.**

10	.16(5)	Form of Restricted Stock Grant Agreement.**

10	.17(5)	Chief Executive Officer Retention Agreement dated as of May 29, 1998 between Registrant and Michael R. Cannon.**

10	.18(5)	Retention Agreement dated as of May 29, 1998 between Registrant and Paul J. Tufano.**

10	.19(5)	Form of Retention Agreement between Registrant and Executive Officers.**

10	.20(6)	Purchase and Sale Agreement, dated as of July 31, 1998, between Registrant and Maxtor Receivables Corporation.

10	.21(6)	Receivables Purchase Agreement, dated as of July 31, 1998, among Maxtor Receivables Corporation, Registrant, BlueKeel Funding LLC and Fleet National Bank.

Exhibit
Number		Description

10	.22(8)	Executive Retention Incentive Agreement between Michael R. Cannon and Registrant dated June 25, 1999.**

10	.23(8)	Promissory Note between Michael R. Cannon and Registrant dated June 23, 1999.**

10	.24(9)	Executive Retention Incentive Agreement and Promissory Note between Registrant and Paul J. Tufano, dated October 18, 1999.**

10	.25(8)	Capital Assistant Scheme Loan Agreement between Maxtor Peripherals (S) Pte Ltd. and the Economic Development Board of Singapore dated September 9, 1999.

10	.26(8)	Guarantee Facility Agreement between Maxtor Peripherals (S) Pte Ltd. and the Bank of Nova Scotia, Singapore branch dated August 31, 1999.

10	.27(9)	Lease Agreement for Premises Located at 2452 Clover Basin Drive, Longmont, Colorado, between Registrant, as Tenant, and Pratt Land Limited Liability Company, as Landlord, dated October 28, 1999.

10	.28(9)	Forms of Executive Retention Incentive Agreement and Promissory Note Between Registrant and Pantelis Alexopoulos, Michael D. Cordano, Phillip C. Duncan, Misha Rozenberg, Glenn H. Stevens, K.H. Teh and Michael J. Wingert, each dated November 19, 1999.**

10	.29(12)	1998 Employee Stock Purchase Plan.**

10	.30(10)	Form of Tax Opinion Insurance Policy.

10	.31(14)	Form of Tax Opinion Insurance Policy Rider.

10	.32(14)	Option to Purchase Shares of Stock by and between Hynix Semiconductor America, Inc. and Registrant.

10	.33(15)	Master Agreement between Matsushita Kotobuki Electronics Industries, Ltd., and Registrant dated April 2, 2001.*

10	.34(15)	Purchase Agreement between Matsushita Kotobuki Electronics Industries, Ltd., and Registrant dated April 2, 2001.*

10	.35(13)	Separation and Redemption Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.

10	.36(13)	Tax Sharing and Indemnity Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.

10	.37(13)	Transitional Services Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.

10	.38(13)	Intellectual Property Agreement dated as of April 2, 2001 by and between Quantum Corporation and Insula Corporation.

10	.39(13)	Indemnification Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.

10	.40(13)	Real Estate Matters Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.

10	.41(13)	General Assignment and Assumption Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.

10	.42(15)	Amendment to Liquidity Agreement dated June 30, 2001, among Registrant, Blue Keel Funding, LLC, the Liquidity Institutions and Fleet National Bank.

10	.43(16)	Lease Amendment and Novation Agreement made as of August 31, 2001, by and between FortuneFirst, LLC, Hynix Semiconductor America Inc., and MMC Technology, Inc.

10	.44(16)	Termination of Lease Agreement made effective as of September 20, 2001, by and between Pratt Land Limited Liability Company and Registrant.

10	.45(16)	Guaranty made as of September 2, 2001, by Registrant to and for the benefit of CIT Technologies Corporation.

10	.46(16)	$12,273,650.11 Promissory Note of MMC Technology, Inc. in favor of Hynix Semiconductor America Inc. and assumed by Registrant dated September 2, 2001.

Exhibit
Number		Description

10	.47(16)	$2,000,000 Promissory Note of Hyundai Electronics America (n/k/a Hynix Semiconductor America Inc.) in favor of Registrant dated January 5, 2001.

10	.48(12)	Employment Offer Letter from Registrant to Michael J. Wingert dated October 31, 2001.**

10	.49(12)	Forms of First Amendment to Executive Retention Incentive Agreement and Amended Restated Promissory Note Between Registrant and Pantelis Alexopoulos, Michael D. Cordano, Phillip C. Duncan, Misha Rozenberg, Glenn H. Stevens, K.H. Teh, Paul J. Tufano, Michael J. Wingert, David Beaver and Michael R. Cannon, each dated as of November 1, 2001.**

10	.50(12)	First Amendment to Purchase Agreement between Matsushita Kotobuki Electronics Industries, Ltd. and Registrant dated as of November 2, 2001.

10	.51(12)	Amended and Restated Receivables Purchase Agreement, dated as of November 15, 2001, among Maxtor Receivables Corporation, Registrant, the Purchasers, the Committed Purchasers, the Agents and Fleet National Bank.

10	.52(12)	First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of February 15, 2002, among Maxtor Receivables Corporation, Registrant, the Purchasers, the Committed Purchasers, the Agents and Fleet National Bank.

10	.53(12)	Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of March 15, 2002, among Maxtor Receivables Corporation, Registrant, the Conduit Purchasers, the Committed Purchasers, the Agents and Fleet National Bank.

10	.54(17)	Form of Second Amendment to Executive Retention Agreement between Registrant and Pantelis S. Alexopoulos, Michael D. Cordano, Phillip C. Duncan, Michael J. Wingert, David L. Beaver, Misha Rozenberg and Glenn H. Stevens, each dated as of May 24, 2002.**

10	.55(17)	Third Amendment to Amended and Restated Receivables Purchase Agreement, dated as of May 28, 2002 by and among Registrant, Maxtor Receivables Corporation, the Conduit Purchasers, the Committed Purchasers, the Agents and Fleet National Bank.

10	.56(17)	Bank Guarantee Facility of SGD 23,000,000, Amendments to Covenants on Tangible Networth and Consolidated Cash Balance, dated as of June 20, 2002, between the Bank of Nova Scotia, Singapore Branch, and Maxtor Peripherals(s) Pte Ltd.

10	.57(17)	Revolving Bank Guarantee Facility of SGD 666,000, Amendments to Covenants on Tangible Networth and Consolidated Cash Balance, dated as of June 20, 2002, between the Bank of Nova Scotia, Singapore Branch and Maxtor Peripherals(s) Pte Ltd.

10	.58(18)	Maxtor Corporation Amended and Restated Executive Deferred Compensation Plan effective April 2, 2001.**

10	.59(18)	Maxtor Corporation Restricted Stock Unit Plan.**

10	.60(18)	Form of Restricted Stock Unit Award Agreement between Registrant and Michael R. Cannon (200,000 Restricted Stock Units), Paul J. Tufano (140,000 Restricted Stock Units), Victor B. Jipson (100,000 Restricted Stock Units), Michael Cordano (70,000 Restricted Stock Units), K.H. Teh (70,000 Restricted Stock Units), Pantelis S. Alexopoulos (70,000 Restricted Stock Units), Phillip C. Duncan (50,000 Restricted Stock Units), Glenn H. Stevens (50,000 Restricted Stock Units), David L. Beaver (50,000 Restricted Stock Units), Misha Rozenberg (50,000 Restricted Stock Units), each dated as of June 10, 2002.**

10	.61(18)	Bank Guarantee Facility of SGD 17,250,000, Waiver of the Consolidated Tangible Net Worth Covenant for 3rd Quarter Ended 28 September 2002, dated as of October 22, 2002, by and among the Bank of Nova Scotia and Maxtor Peripherals(s) Pte Ltd.

10	.62(18)	Revolving Bank Guarantee Facility of SGD 666,000, Waiver of the Consolidated Tangible Net Worth Covenant for 3rd Quarter Ended 28 September 2002, dated as of October 22, 2002, by and among the Bank of Nova Scotia and Maxtor Peripherals(s) Pte Ltd.

10	.63(18)	Fourth Amendment to Amended and Restated Receivables Purchase Agreement and Amendment to Fee Letter, dated as of November 5, 2002, by and among Maxtor Receivables Corporation, Registrant, the Committed Purchasers, the Conduit Purchasers, the Agents, and Fleet National Bank.

Exhibit
Number		Description

10	.64(18)	Amendment to Liquidity Agreement, dated as of November 5, 2002 by and among Blue Keel Funding, LLC, the Liquidity Institutions, and Fleet National Bank.

10	.65(18)	Waiver, dated as of October 21, 2002, by and among Registrant, Maxtor Receivables Corporation, the Conduit Purchasers, the Committed Purchasers, the Agents, and Fleet National Bank.

10	.66(19)	Maxtor Corporation Amended and Restated 1996 Stock Option Plan.**

10	.67(19)	Fifth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of December 13, 2002 by and among Registrant, Maxtor Receivables Corporation, the Committed Purchasers, and Fleet National Bank.

10	.68(19)	Repurchase Agreement dated as of December 31, 2002 by and among Registrant, Maxtor Receivables Corporation, the Purchasers, and Fleet National Bank.

10	.69(19)	Bank Guarantee Facility of SGD 17,250,000, Deletion of Consolidated Tangible Net Worth Covenant dated as of January 29, 2003, by and among the Bank of Nova Scotia and Maxtor Peripherals(s) Pte Ltd.

10	.70(19)	Revolving Bank Guarantee Facility, Increase in limit from SGD 660,000 to SGD 1,200,000, and Deletion of Consolidated Tangible Net Worth Covenant dated as of January 29, 2003, by and among the Bank of Nova Scotia and Maxtor Peripherals(s) Pte Ltd.

10	.71(19)	Extension of Master Business Agreement Dated April 30, 1998, between Registrant and Texas Instruments Incorporated, as accepted and agreed to on December 13, 2002.

10	.72(19)	Standard Volume Purchase Agreement between Registrant, Agere Systems, Inc., and Agere Systems Singapore Pte. Ltd., effective as of January 1, 2002.*

10	.73(19)	Second Amendment to Purchase Agreement between Matsushita Kotobuki Electronics Industries, Ltd. and Registrant, dated February 5, 2003.

10	.74(20)	Employment Offer Letter from Registrant to Paul J. Tufano, dated February 24, 2003.**

10	.75(20)	Master Financing Agreement between Maxtor Technology (Suzhou) Co., Ltd., Bank of China Suzhou Branch and Bank of China Suzhou Industrial Park Sub-branch, dated as of April 15, 2003.

10	.76(20)	Contract for Transfer of the Right to the Use of Land in Respect to 222,700.82 Square Meters of Land Located at Su Hong Dong Road, Suzhou Industrial Park between China-Singapore Suzhou Industrial Park Development Co., Ltd. and Maxtor Technology (Suzhou) Co., Ltd., dated as of February 12, 2003.

10	.77(21)	U.S. $100,000,000 Receivables Loan and Security Agreement among Maxtor Funding LLC, Registrant, Merrill Lynch Commercial Finance Corp., Radian Reinsurance Inc., and U.S. Bank National Association, dated as of May 9, 2003.

10	.78(21)	Purchase and Contribution Agreement between Registrant and Maxtor Funding Corporation LLC, dated as of May 9, 2003.

10	.79(23)	Employment Offer Letter from Registrant to Keyur A. Patel, dated June 16, 2003.**

10	.80(22)	First Amendment to U.S. $100,000,000 Receivables Loan and Security Agreement among Maxtor Funding LLC, Registrant, Merrill Lynch Commercial Finance Corp., Merrill Lynch Commercial Finance Corp., Radian Reinsurance Inc., and U.S. Bank National Association, dated as of July 21, 2003.

10	.81(23)	Employment Offer Letter and related documentation from Registrant to Robert L. Edwards, dated July 23, 2003.**

10	.82(23)	Letter of Guarantee from Oversea-Chinese Banking Corporation Limited to Maxtor Peripherals (S) Pte Ltd, dated July 29, 2003.

10	.83(22)	Second Amendment to U.S. $100,000,000 Receivables Loan and Security Agreement among Maxtor Funding LLC, Registrant, Merrill Lynch Commercial Finance Corp., Merrill Lynch Commercial Finance Corp., Radian Reinsurance Inc., and U.S. Bank National Association, dated as of August 7, 2003.

10	.84(22)	First Amendment to Purchase and Contribution Agreement between Registrant and Maxtor Funding LLC, dated as of August 7, 2003.

Exhibit
Number		Description

10	.85(23)	Form of Amendment of Restricted Stock Unit Award Agreement between Registrant and Pantelis S. Alexopoulos (70,000 Restricted Stock Units), David L. Beaver (50,000 Restricted Stock Units), Michael Cordano (70,000 Restricted Stock Units), Phillip C. Duncan (50,000 Restricted Stock Units), Misha Rozenberg (50,000 Restricted Stock Units), Glenn H. Stevens (50,000 Restricted Stock Units), and K.H. Teh (70,000 Restricted Stock Units), and Paul J. Tufano (100,000 Restricted Stock Units; 140,000 Restricted Stock Units), each dated as of September 2, 2003.**

10	.86(23)	Loan Agreement between Maxtor Peripherals (S) Pte Ltd and the Singapore Economic Development Board, dated September 3, 2003.

10	.87(24)	Maxtor Corporation Executive Retention and Severance Plan.**

10	.88(24)	Maxtor Corporation Restricted Stock Unit Plan (as amended and restated).**

10	.89(24)	Forbearance Agreement dated as of March 10, 2004 by and among Radian Reinsurance Inc., Maxtor Funding LLC, Registrant, Merrill Lynch Commercial Finance Corp. and U.S. Bank National Association.

12	.1(24)	Statement regarding Computation of Ratio.

21	.1(24)	List of Subsidiaries.

23.1		Consent of PricewaterhouseCoopers LLP.

31.1		Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit (or portions thereof) has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

**	Management contract, or compensatory plan or arrangement.

(1)	Incorporated by reference to Schedule 14A filed July 14, 1995.

(2)	Incorporated by reference to exhibits of Form 10-Q filed February 14, 1996.

(3)	Incorporated by reference to exhibits of Form 8-K filed June 28, 1996.

(4)	Incorporated by reference to exhibits of Form 10-K filed March 27, 1997.

(5)	Incorporated by reference to exhibits to registration statement on Form S-1, File No. 333-56099, filed June 5, 1998, as amended.

(6)	Incorporated by reference to exhibits of Form 10-Q filed November 10, 1998.

(7)	Incorporated by reference to exhibits of registration statement on Form S-3, File No. 333-69307, filed December 21, 1998, as amended.

(8)	Incorporated by reference to exhibits of Form 10-Q filed November 16, 1999.

(9)	Incorporated by reference to exhibits of Form 10-K filed March 29, 2000.

(10)	Incorporated by reference to exhibits of registration statement on Form S-4, File No. 333-51592, filed December 11, 2000, as amended.

(11)	Incorporated by reference to exhibit of Form 8-K filed March 2, 2001.

(12)	Incorporated by reference to exhibits of Form 10-K filed March 30, 2001, as amended.

(13)	Incorporated by reference to exhibits of Form 8-K filed April 17, 2001.

(14)	Incorporated by reference to exhibits to registration statement on Form S-3, File No. 333-61770, filed May 29, 2001, as amended.

(15)	Incorporated by reference to exhibits of Form 10-Q filed August 14, 2001, as amended.

(16)	Incorporated by reference to exhibits of Form 10-Q filed November 13, 2001.

(17)	Incorporated by reference to exhibits of Form 10-Q filed August 13, 2002.

(18)	Incorporated by reference to exhibits of Form 10-Q filed November 12, 2002.

(19)	Incorporated by reference to exhibits of Form 10-K filed March 28, 2003.

(20)	Incorporated by reference to exhibits of Form 10-Q filed May 13, 2003.

(21)	Incorporated by reference to exhibits of Form S-3 filed June 24, 2003.

(22)	Incorporated by reference to exhibits of Form 10-Q filed August 12, 2003.

(23)	Incorporated by reference to exhibits of Form 10-Q filed November 12, 2003.

(24)	Incorporated by reference to exhibits of Form 10-K filed March 11, 2004.