Form 10-K
period 2004-12-25
MAXTOR CORP
filed 2005-03-10
CIK 711039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2004

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the registrant’s common stock, $.01 par value per share, held by non-affiliates of the registrant on June 25, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,674,675,782 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 4, 2005, 253,017,786 shares of the registrant’s common stock, $.01 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 25, 2004, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

PART I

Item 1.	Business
Overview
      Maxtor Corporation (“Maxtor” or “the Company”) is one of the world’s leading suppliers of hard disk drives for desktop, enterprise and consumer electronics applications.
      Our desktop products are marketed under the DiamondMax, MaXLine and Fireball brand names and consist of 3.5-inch disk drives with storage capacities that range from 40 to 300 gigabytes (“GB”). These drives are used primarily in desktop computers; however, there is an emerging market for these products in a variety of consumer electronic applications, including digital video recorders (“DVRs”), set-top boxes and game consoles, as well as personal storage applications. We also provide a line of high-capacity ATA/ Serial ATA drives for use in mid-line and near-line storage applications for the enterprise market. Our MaXLine-branded drives, with 250 or 300 GB of capacity, are designed specifically for high-reliability to meet the needs of enterprise customers who need ready access to fixed content data files. Finally, we offer a line of high-end 3.5-inch hard disk drives for use in high-performance, storage-intensive enterprise applications such as workstations, enterprise servers and storage subsystems. These Intel-based server products are marketed under the Atlas brand name and provide storage capacities of 18.4 to 300 GB at speeds of 10,000 rotations per minute (“RPM”) and 15,000 RPM.
      Maxtor, DiamondMax and Atlas are registered trademarks of Maxtor. MaXLine, Fireball, Maxtor Personal Storage, Maxtor OneTouch, and Maxtor QuickView are trademarks of Maxtor. All other brand names and trademarks appearing in this report are the property of their respective holders.
      We are incorporated in the State of Delaware. Our principal executive offices are located at 500 McCarthy Boulevard, Milpitas, California 95035. The telephone number is (408) 894-5000.
Company Background
      Maxtor was founded in 1982. We completed our initial public offering of common stock in 1986. In 1994, we sold 40% of our outstanding common stock to Hyundai Electronics Industries (now Hynix Semiconductor Inc.) and its affiliates. In early 1996, Hyundai Electronics America (now Hynix Semiconductor America Inc. — “Hynix”) acquired all of our remaining outstanding common stock. Following this acquisition by Hynix, in July 1998, we completed a public offering of our common stock, which was followed by a secondary offering of our stock in February 1999. On April 2, 2001, we acquired Quantum Corporation’s Hard Disk Drive Group (“Quantum HDD”). In October 2001, Hynix sold a majority of its shares of Maxtor common stock, and in February 2002, Hynix distributed its remaining shares of Maxtor common stock.
Industry Background
      Maxtor participates in the desktop computing, enterprise and consumer electronics markets.
      Desktop Computing Market. Desktop computing represents the largest market for hard disk drives for both Maxtor and the industry. According to International Data Corporation (“IDC”), drives shipped for use in desktop computing applications totaled approximately 209 million in 2004 compared with total drive shipments of 306 million. Approximately 76% of the drives that Maxtor shipped in 2004 were for the desktop computing market. Desktop computers are used in a wide variety of environments, including the home, business and multimedia entertainment. Demand for hard disk drives used in desktop computers has been driven by a variety of factors, including:

•	the rapid increase in digital data;

•	the general growth of PC sales in the United States and Western Europe;

•	the growth of non-branded desktop computers in emerging economies, specifically China and other parts of Asia, Russia, Eastern Europe and Latin America; and

•	larger file sizes created by multimedia-intensive applications.
      According to IDC, hard drives shipped for desktop computing will increase approximately 9% from 2004 to approximately 228 million in 2005. IDC estimates that revenue from drives shipped to the desktop computing market will increase approximately 5.5% from $12.4 billion to $13.1 billion in 2005. Despite the increase in units, revenue growth will be moderated by the decline in desktop drive average selling prices (ASPs), a trend which has characterized the industry. The decrease in ASPs reflects the declining prices of desktop computers, the hard drive industry’s ability to reduce the average unit cost of its drives and competitive pressures. Success in this market requires excellent quality and reliability, technology and low-cost manufacturing.
      Enterprise Market. The enterprise market for hard disk drives includes manufacturers of workstations, servers, storage area networks and computer subsystems. This market has traditionally been served with hard disk drives that use either fiber channel or small computer system interface (“SCSI”). According to IDC, the market for enterprise drives totaled approximately 23 million in 2004 and is expected to increase 6.5% to approximately 25 million in 2005. IDC expects revenue for enterprise drives to increase approximately 4.7% from $4.1 billion in 2004 to approximately $4.3 billion in 2005.
      During 2004, we transitioned the manufacture of 10,000 RPM SCSI drives from a contract manufacturer to our own facilities in Singapore. In addition, we restructured our SCSI operation and reduced its headcount. As a result of these actions and the early success of our next-generation areal density SCSI products, we expect to have improved gross profit on our server products throughout 2005.
      During the past several years, a new enterprise market has emerged for mid-line and near-line storage which addresses applications that require ready access to large pools of fixed content data and where cost per gigabyte is a critical factor. Such applications include e-mail archiving, engineering drawings, medical imaging, scientific data and video. We were a pioneer in this market, offering our high capacity ATA/ Serial ATA MaXLine hard drives specifically designed with high reliability features. Driven by recent regulatory requirements for archiving and retrieving data and the growth of digital imaging, we believe this market offers excellent growth opportunities. We will focus on expanding our business through the introduction of higher capacity drives with unique feature sets and by increasing our customer base.
      Consumer Electronics Market. Demand for emerging consumer electronics devices that incorporate hard disk drives is growing. DVRs, set-top boxes and game consoles use 3.5-inch hard drives to enhance the entertainment experience. These devices have grown rapidly since their introduction in 1999 and represented approximately 16 million of hard drives sold in 2004, according to IDC. Maxtor was a leader in the DVR market, shipping a total of 6.3 million drives in 2004.
      Hard drives with smaller form factors (primarily 0.85-inch, 1.0-inch and 1.8-inch) are also incorporated into consumer electronics devices, specifically MP3 players, digital cameras and cell phones. IDC estimates that the unit volume for small form factor drives was approximately 16 million in 2004. Maxtor has a development effort underway on small form factor drives, but does not plan to participate in this market until 2006.
Our Strategy
      Maxtor is a major provider of hard disk drives to leading computer and consumer electronics manufacturers, distributors and retailers. Our financial performance suffered in 2004, reflecting an uncompetitive cost structure, high expenses and an inefficient product roadmap. We have a plan to return Maxtor to profitability and have begun its execution. The following elements are part of our strategy to improve our financial performance and maintain our leading presence in the market:
      Pursue Low-Cost Manufacturing. During 2004, we completed the transition of manufacturing of our 10,000 RPM SCSI drives from Matsushita-Kotobuki Electronics Industries, Ltd. (“MKE”) to our own

manufacturing facilities in Singapore. This has resulted in a lower cost structure for the SCSI business. We are moving forward aggressively on the transition of the manufacturing of entry-level desktop hard disk drives from Singapore to our manufacturing facility in Suzhou, China. Manufacturing in China offers the potential to significantly reduce costs through a lower salary structure, as well as reduced shipping and freight charges as we use suppliers with a local Chinese presence. Finally, we are pursuing additional activities to improve factory throughput and manufacturing efficiencies.
      Optimize Supply Chain and Improve Procurement Efficiencies. We have identified opportunities in our supply chain and procurement process that will improve our cost structure going forward. In 2004, we announced strategic partnerships with our two head vendors — SAE/ TDK and ALPS Electric Co. Ltd., which provide for an assured head supply at a competitive cost. Our strategic long term relationships with these two head suppliers provided us with early access to leading edge hard disk drive technologies and permit us to have efficiency in product design without significant capital expenditures. We work with these suppliers on an ongoing basis to provide us with competitive costs. In addition, we are examining a variety of options that will position us to further reduce the cost of our heads and all of our components over the long-term. MMC, our media division, provides approximately half of our media. During 2005, we are pursuing additional qualifications of MMC media that will increase production volume and improve factory utilization. Longer term, we are evaluating options that will lower MMC’s cost structure further. We are developing plans to relocate the majority of our media production to Asia starting in 2006. We continually work with all our component suppliers to optimize availability, price, quality and service. Finally, we are implementing new processes that will enable us to reduce freight, shipping and warranty costs.
      Refocus Operating Expenses. We believe that in order to remain competitive from a product offering and feature standpoint, we need most of the product development and advanced technology staff that we have today. However, we have identified up to 200 potential employee reductions in several additional areas in the United States, including quality, supplier engineering and sales, general and administration and will be eliminating these positions over the course of 2005. In addition, there will be a reduction in headcount of up to 5,500 employees at our Singapore manufacturing facility as we transition manufacturing of additional desktop products to China and we plan to close one of our two sites in Singapore in early 2006. Although we are focused on reducing operating expenses, we may hire additional personnel in key areas such as product development and advanced research to permit us to achieve our goals.
      Rationalize Product Roadmap. Our product roadmap had become inefficient and costly. We had two product platforms for desktop drives — a single head platform with a unique design optimized for low-cost manufacturing and a second platform for drives with two or more heads. In late 2004, we made the decision to stop all new development work on the single head platform. We will continue to support the current single head 40 GB drive through its end-of-life, but all future development work will be done solely on a cost-optimized two-head platform, where we will also produce future single head disk drives. This action will eliminate the costs associated with the unique tooling, manufacturing, infrastructure and capital that supported this platform. We delayed our entry into the 2.5-inch disk drive market for mobile computing by canceling the previously-announced 2.5-inch disk drive scheduled for release in the first half of 2005 as a result of our evaluation of the market for this product and our product offering. We are developing a common, scalable architecture for our products, and expect products with this architecture will launch by the end of 2006. We expect this common architecture will significantly improve our development efficiency and manufacturability of products. We have simplified our planned product introductions of desktop drives. Rationalizing the product roadmap will allow us to focus on quality, reliability and the predictability of delivery schedules and help enhance customer satisfaction. Some of the financial benefits of the new roadmap will be realized throughout 2005. Other savings will be not be apparent until 2006, when we have achieved a much greater degree of commonality and scalability across our entire product line.
      Pursue Opportunities in Growth Markets. We believe the demand for hard disk drives in consumer applications will continue to grow. Today, DVRs, set-top boxes and game consoles represent the primary market for hard disk drive volume in the consumer electronics market. We are supplying leading manufacturers with hard disk drives for a variety of their consumer electronic applications. We intend to leverage our leadership in this market by continuing to develop hard disk drive products tailored to these applications. Our

Maxtor QuickView drives are designed specifically for digital entertainment applications and include acoustics features, audio video streaming performance, thermal monitoring systems and error correction code. We will continue to introduce new hard disk drives with higher capacities and features targeted specifically to this market.
      In addition, the market for consumer electronics applications for small form factor devices, such as MP3 players, digital cameras and cell phones, appears very promising. As consumer understanding and acceptance of the benefits of hard drive functionality within these devices grow and as our products become available, we believe this market represents a significant opportunity for us.
      We also believe there is growth potential in the enterprise market for high capacity, high reliability ATA/ Serial ATA drives in mid-line and near-line storage applications, where data is generated in large volumes and retrieved occasionally. Specific applications include e-mail archiving, engineering drawings, medical imaging, scientific data and video images. In these environments, we believe high capacity, high reliability desktop drives provide the optimal cost per gigabyte metric that enterprise storage customers seek. We currently have relationships with some of the leading storage subsystem vendors, including EMC Corporation, Hewlett-Packard Company, LSI Logic Corporation, Network Appliance, Inc. and Storage Technology Corporation to provide hard disk drives for these applications and we intend to pursue additional customers and applications for this new category.
      Maintain Leading Presence With Core Computer Manufacturer, Distribution and Retail Customers. In 2005, we will be focusing on improving our execution, particularly with regard to quality, reliability and dependability of delivery schedules, for our desktop hard drives. Our timely introduction of the next-generation areal density SCSI enterprise hard drives has provided us with the opportunity to enhance our position with server manufacturers.
      We made progress during 2004 in expanding our presence in emerging geographies by strengthening our relationships with certain distributors and adding regional service centers in India and other fast-growing economies in Asia, Europe and Latin America. In 2005, we will leverage our in-country presence to further penetrate these markets by working with our distributors to offer additional services and support. We have an extensive retail network in the United States and Western Europe. During 2005, we will seek to increase our presence in select rapidly-growing areas of Asia.
      Strengthen Core Leadership Team. We appointed a new management team, including a new Chief Executive Officer, a new President and Chief Operating Officer and a new Chief Financial Officer, in late 2004. We are actively recruiting for additional senior executive positions to further strengthen the management of the Company. Specific positions to be filled are primarily in engineering and general management, as well as staff areas such as human resources.
Technology and Product Development
      Hard Disk Drive Technology. The basic design of a hard disk drive has not changed materially since its introduction in the 1950s. The main components of the hard disk drive are the head disk assembly and the printed circuit board. The head disk assembly includes the head, media (disks), head positioning mechanism (actuator) and spin motor. These components are contained in a base plate assembly. The printed circuit board includes custom integrated circuits, an interface connector to the host computer and a power connector.
      The head disk assembly consists of one or more disks positioned around a spindle hub that rotates the disks by a spin motor. Disks are made of a smooth substrate to which a thin coating of magnetic material is applied. Each disk has a head suspended directly above or below it, which can read data from or write data to the spinning disk. The actuator moves the head to precise positions on the disk.
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
      A key performance metric in the hard disk drive industry is “areal density,” which is the measure of stored bits per square inch on the recording surface of a disk. A higher areal density allows a hard disk drive provider to increase the storage capacity for a particular drive, or to reduce the number of heads and/or disks to achieve the same capacity. The rate of increase in areal density for the industry has slowed as current capacities are sufficient to meet most user requirements and the technology to achieve higher densities has become more complex. This slower rate of increase in areal density has meant longer product lives, and therefore, potentially further decreases in the price per drive in the later stages of product life, which could exacerbate the pressure to reduce the costs of components. This is a particular issue for us as we are not vertically integrated with regard to supply of heads. We will continue to pursue increases in areal density across our product lines to address the markets with high capacity requirements.
      Product Development. Our product development effort includes advanced technology and product design.
      We augment our traditional product development activities with an advanced technology group. The advanced technology group’s purpose is to invent new disk drive technologies and monitor and evaluate advancements for possible integration into our future products. This group also works closely with our product development teams and strategic component vendors to:

•	create state-of-the art technologies to be used in our future products;

•	develop early prototypes to ascertain the feasibility and manufacturability of our planned products; and

•	analyze the latest head, disk, channel, motor and application specific integrated circuit technologies and designs to broaden and strengthen our technology platform.
      This group also focuses on leveraging our current proven technology platform by re-using as much electronic and mechanical technology as possible in each successive product generation.
      Our product design group concentrates on achieving required product specifications and improving product performance, robustness, manufacturability, quality and materials costs. The product design group is also responsible, in part, for executing our new product introduction process. This process is highly disciplined and is designed to ensure that new product designs meet clearly specified criteria in terms of yield, scrap, quality, productivity and production ramp rates prior to release into volume production.
Products
      Our desktop products are marketed under the Fireball, DiamondMax, and MaXLine brand names and consist of 3.5-inch hard disk drives with storage capacities that range from 40 to 300 GB and speeds of 5,400 RPM and 7,200 RPM. Our desktop drives come in configurations ranging from 1 to 4 platters per drive, allowing us to address a wide range of applications for desktop computers, from entry level to mid-range to the high-end. In addition, there is an emerging market for these drives in a variety of consumer electronics applications, including DVRs, set-top boxes, and game consoles. All of these hard disk drives have a number of features including high speed interfaces for greater data throughput, a robust mechanical design for reliability, giant magneto-resistive head technology and a digital signal processor-based electronic architecture.
      Our high performance 3.5-inch hard disk drives are for use in storage-intensive applications such as workstations, enterprise servers and storage subsystems. These Intel-based server products are marketed under the Atlas brand name and provide storage capacities of 18.4 to 300 GB and speeds of 10,000 RPM and 15,000 RPM.
      We also offer a line of personal storage products designed for use in the home or office. Our OneTouch external storage drives provide a simple, powerful solution for storage and backup of important digital data, including MP3 music files, digital photographs, video images and business data. Our QuickView Expander is designed to augment the storage of television shows and movies for DVR owners.
      The table below sets forth the key performance characteristics of our hard disk drive products.

	Capacity	Product	Rotational
	Per Disk	Capacity	Speed
Products	(GB*)	(GB*)	(RPM)	Applications

Fireball 3	40	40	5,400	Entry-level Desktop PCs & Consumer Electronics
DiamondMax 16	60/80	60/80/120/160	5,400	Mainstream Desktop PCs & Consumer Electronics
DiamondMax 8	40	40	7,200	High-performance Desktop PCs & Workstations
DiamondMax 8S	40	40	7,200	Entry-level Desktop PCs transitioning to Serial ATA
DiamondMax Plus 9	60/80	60/80/120/160 200/250	7,200	High-performance Desktop PCs & Workstations
DiamondMax10	80	80/120/160 200/250/300	7,200	High-performance Desktop PCs & Workstations
MaXLine	80	250/300	5,400	Near-line & Mid-line Storage
MaXLine Plus II	80	250	7,200	Near-line & Mid-line Storage
Atlas 10K	36.7/73.5	36/73/147/300	10,000	Servers, Workstations & Storage Subsystems
Atlas 15K	18.4/36.7	18/36/73/147	15,000	Servers, Workstations & Storage Subsystems
Maxtor OneTouch External Hard Drive	80/100	160/200/250/ 300	7,200	Personal Consumer Storage & Data Backup
QuickView Expander External Hard Drive	80/100	160/300	7,200	DVRs & Set-top Boxes with External Serial ATA Ports

*	GB = A gigabyte means 1 billion bytes. Total usable capacity may vary with operating environments.
Manufacturing
      To be competitive, we must manufacture high-quality, high-performance hard disk drives with industry leading time-to-volume production at competitive costs, and we must be able to respond quickly to changes in product delivery schedules. Our hard disk drive manufacturing operations consist primarily of the final assembly of high-level subassemblies, built to our specifications, and the testing of completed products.
      We manufacture our disk drives in two locations — Singapore and Suzhou, China, with our Singapore operation conducted in two facilities. We completed construction of our new manufacturing facility in Suzhou, China in 2004 and began the manufacturing of entry-level desktop drives. We are qualified for production in China by most major OEMs and additional qualifications are expected in 2005. Also during 2004 we completed the transition of the manufacturing of our 10,000 RPM server drives from MKE, our previous contract manufacturer, to our own facilities in Singapore. With this transition, manufacturing of all our drives is performed by Maxtor.
      Our manufacturing facilities utilize a cell-based process, enabling us to dedicate manufacturing cells to a particular product model. We combine our cell-based approach with a sophisticated factory information system that collects data on various product and quality metrics. The cell-based approach provides us with the flexibility to readily scale our production in response to customer needs.

      Our cell-based process enables us to:

•	better monitor and control process trends, resulting in improved product quality, faster time-to-volume production and overall customer satisfaction;

•	simultaneously manufacture multiple product configurations;

•	quickly reconfigure our manufacturing cells to respond to customer change requests and changes in product and customer mix;

•	effectively adapt our inventory management model to something closer to a build-to-order business model that many of our desktop computer manufacturer customers have adopted; and

•	add capacities in small increments as needed, allowing for better capacity utilization.
      Our plan is to bring down the manufacturing lines of high volume, single-platter desktop drives from Singapore, one at a time, and move them to China. By early 2006, Suzhou will become the primary site for the manufacture of our one and two-headed single-platter hard disk drives. When completed, the transition will enable us to close down one of our buildings in Singapore.
      We also manufacture media used in our products through our division, MMC Technology Inc. (“MMC”), at its facilities in San Jose and Fremont, California. During 2005, we intend to grow volume at MMC through additional qualifications in order to increase its factory utilization and improve profitability. In addition, we are developing plans to relocate the majority of our media production to Asia starting in 2006.
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
      We rely on a limited number of suppliers to provide Maxtor specific components for our products. These components include heads, media, custom electronics, motors and mechanical parts. Maxtor will typically qualify two or three sources for these key components for each product in order to meet supply assurance requirements. During 2004, we announced strategic partnerships with our two head suppliers, SAE/ TDK and ALPS Electric. MMC, our internal source of media supply, provided approximately 50% of our media needs in 2004. We have selected a single source for some of our components, however, in these cases, we have qualified dual manufacturing facilities to ensure availability of supply and flexibility.
Customers and Sales Channels
      We sell our products directly to leading manufacturers of desktop computer and server systems and consumer electronics devices, through key distributors and through the retail channel. Leading OEM customers include Dell Computer Corporation, Hewlett-Packard Company, Samex Inc., Sanmina and Solectron Corporation. Leading distributors include Almasa Computer LLC, Bell Microproducts Inc., Esys Integrated Pty. Ltd., Formoza Electronics GMBH and Ingram Micro Inc. Retail chain stores that feature our products include Best Buy, CompUSA, Fry’s Electronics, Office Depot and Staples.
      Manufacturers. Revenue from our five largest OEM customers, represented 25.6%, 25.1% and 23.0% in 2004, 2003, and 2002, respectively. None of our customers accounted for 10% or greater of our sales in 2004. Dell represented 11.0% of our sales in fiscal 2003 and 11.5% in fiscal 2002. No other customer represented over 10% of our sales during such periods. We believe that our success depends on our ability to maintain and further develop strong customer relationships with desktop, storage and server computer system and consumer electronics manufacturers and to provide products that fit their specific needs.

      Distributors. We use a select group of distributors to sell our products cost-effectively to the large number of geographically dispersed customers, which tend to hold small market shares of the overall desktop and server computer markets. These distributors service value-added resellers, dealers, system integrators and small desktop and server manufacturers. Distributors accounted for 39.4%, 41.8% and 47.2% of our revenue in 2004, 2003 and 2002, respectively. Distributors generally enter into non-exclusive agreements with us for the purchase and redistribution of product. Purchase orders are placed and revised on a weekly basis. We grant certain of our distributors price protection and limited rights to return product on a rotation basis.
      Retailers. To expand awareness of the Maxtor brand, we sell our retail-packaged products, including hard disk drives and external storage devices, into the retail channel. We sell directly to major retailers such as computer superstores, warehouse clubs and computer electronics stores, and authorized sales through distributors to smaller retailers. Retailers accounted for 8.6%, 7.7% and 4.9% of our revenue in 2004, 2003 and 2002, respectively. We believe the retail channel complements other sales channels. Retailers supply the after-market “upgrade” sector in which end users purchase and install hard disk drive products to upgrade their computers. Retail distribution is also an important channel for the sale of our external storage products which appeal to the end user interested in emerging consumer applications that have extensive storage requirements, such as digital photography, MP3 music downloads, video-editing and data backup. We grant certain of our retailers price protection and limited rights to return product on a rotation basis.
      We conduct our operations internationally, with sales to both domestic as well as foreign customers. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 17 of the Notes to Consolidated Financial Statements.
Sales and Marketing
      We market and sell our products to leading personal computer, Intel-based server, storage subsystem and consumer electronics manufacturers, distributors and retailers. Our representative offices are located throughout the United States and in Australia, People’s Republic of China, France, Germany, Great Britain, Hong Kong, Japan, Republic of Korea, Russia, Singapore, Switzerland, Taiwan and United Arab Emirates. We have formed multi-disciplined, dedicated account and channel teams focused on each current and targeted strategic personal computer, Intel-based server, storage subsystem and consumer electronics OEM, as well as regional distributor and retail accounts. These teams generally are comprised of representatives from our sales, marketing, engineering and quality organizations. Our senior management also takes an active role in our sales efforts. Dedicated field sales and technical support personnel are located in close proximity to the manufacturing facilities of each of our desktop computer manufacturer customers.
      Our marketing and public relations functions are performed both internally and through outside firms. Public relations, direct marketing, worldwide packaging and marketing materials are focused and targeted to various end-user markets. We utilize both consumer media and trade publications. We have programs under which qualifying resellers are reimbursed for certain advertising expenditures. We also have invested in direct marketing and customer satisfaction programs. We maintain ongoing contact with end users through primary and secondary market research, focus groups, product registrations and technical support databases.
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

Competition
      We compete primarily with manufacturers of 3.5-inch hard disk drives for desktop and Intel-based server computers and consumer electronics applications. Our competitors in the hard disk drive market include Fujitsu, Hitachi Global Storage, Samsung, Seagate Technology, and Western Digital. In 2004, according to IDC, we were the third largest provider of hard disk drives worldwide based on units shipped.
      We believe that the most important competitive factors in the hard disk drive market are breadth of product lines, introduction of competitive products as measured by storage capacity, performance, quality, price, time-to-market introduction, time-to-volume production, customer qualifications, reliability and technical service and support.
      The desktop computer market segment and the overall hard disk drive market are intensely competitive even during periods when demand is stable. Many of our competitors historically have had a number of significant advantages, including larger market shares, a broader array of product lines, preferred vendor status with customers, extensive name recognition and marketing power, and significantly greater financial, technical and manufacturing resources. Some of our competitors make many of their own components, which may provide them with benefits including lower costs. In addition, our competitors may also engage in business practices that could reduce the demand for our products. These practices could include lowering prices to gain market share, bundling products with other products to increase demand, or developing new technologies which would significantly reduce the cost of their products.
      Increasing competition could reduce the demand for our products and/or the prices of our products by introducing technologically more advanced or less expensive products, which could reduce our revenues. In addition, new competitors could emerge and rapidly capture market share. If we fail to compete successfully against current or future competitors, our business, financial condition and operating results will suffer.
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
      We have been granted, as of January 31, 2005, 815 U.S. and 166 foreign patents related to hard disk drive products and technologies, and have additional patent applications pending in the United States and certain foreign countries. We have patent protection on certain aspects of our technology and also rely on trade secret, copyright and trademark laws, as well as contractual provisions to protect our proprietary rights. There can be no assurance that our protective measures will be adequate to protect our proprietary rights; that others, including competitors with substantially greater resources, have not developed or will not independently develop or otherwise acquire equivalent or superior technology; or that we will not be required to obtain licenses requiring us to pay royalties to the extent that our products may use the intellectual property of others, including, without limitation, our products that may also be subject to patents owned or licensed by others. There can be no assurance that any patents will be issued pursuant to our current or future patent applications, or that patents issued pursuant to such applications or any patents we own or have license to use will not be invalidated, circumvented or challenged. In the case of products offered in rapidly emerging markets, such as consumer electronics, our competitors may file patents more rapidly or in greater numbers, resulting in the issuance of patents that may result in unexpected infringement assertions against us. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights.
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
Employees
      As of December 25, 2004, we had 13,656 employees worldwide, including 1,392 in engineering, research and development; 324 in marketing, sales and customer technical support; 11,178 in manufacturing; 431 in operational support; and 331 in executive, general management and administration. As of December 25, 2004, we had 8,547 employees at our manufacturing facilities in Singapore, 1,600 employees at our manufacturing facilities in California, 1,314 employees at our manufacturing facilities in China and 171 employees at our foreign sales offices. None of our U.S. employees are currently represented by a labor organization. In May 1997, our Singapore subsidiary recognized a labor union, the United Workers of Electronics and Electrical Industries (“UWEEI”), and in November 1998, signed a three-year collective bargaining agreement with that union. Thereafter, in September 2001, our Singapore subsidiary concluded negotiations with the UWEEI and entered into a three year collective bargaining agreement. Another three year collective bargaining agreement was negotiated and concluded in December 2004 between UWEEI and our Singapore subsidiary. We believe that our employee relations are positive.
Executive Officers
      The following table lists the names, ages, positions and offices held by, and a brief account of the business experience of, each executive officer of the Company as of March 4, 2005. There are no family relationships between any director or executive officer of the Company. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Position with the Company

Dr. C.S. Park	57	Chairman and Chief Executive Officer
Michael J. Wingert	44	President and Chief Operating Officer
Duston M. Williams	46	Executive Vice President, Finance and Chief Financial Officer
Fariba Danesh	46	Executive Vice President, Operations
Kurt Richarz	44	Senior Vice President, Worldwide Sales
John Viera	55	Senior Vice President, Human Resources
David L. Beaver	51	Senior Vice President, Worldwide Materials and Chief Procurement Officer
      Dr. C.S. Park has been our Chief Executive Office since November 2004. Dr. Park has been Chairman of our Board of Directors since May 1998 and has served as a member of our Board of Directors since February 1994. Dr. Park served as Investment Partner and Senior Advisor at H & Q Asia Pacific, a private equity firm, from April 2004 until September 2004, and as a Managing Director for the firm from November 2002 to March 2004. Dr. Park served as President and Chief Executive Officer of Hynix Semiconductor, Inc. from March 2000 to May 2002, and from June 2000 to May 2002 he also served as its Chairman. Dr. Park served as Chairman of Hynix Semiconductor America Inc. from September 1996 to July 2002, and from September 1996 to March 2000 he also served as its President and Chief Executive Officer. From September 1996 to May 1998, Dr. Park served as Vice Chairman of our Board of Directors. Dr. Park served as our President and Chief Executive Officer from February 1995 until July 1996. From 1993 until his appointment as our

President and Chief Executive Officer in 1995, he was Chairman, President and Chief Executive Officer of Axil Computer, Inc., a workstation computer manufacturer.
      Michael J. Wingert has been our President and Chief Operating Officer since November 2004. Mr. Wingert previously served at Cornice, Inc. as Chief Operating Officer since June 2004, as President and Chief Executive Officer since July 2004. Mr. Wingert served as our Executive Vice President/ General Manager, Server Products Group from November 2001 to June 2004. From November 1999 until November 2001, Mr. Wingert served as our Vice President, Desktop Engineering and became Senior Vice President, Engineering in April 2001. Before his promotion to Vice President, Desktop Engineering, he was our Vice President, Engineering for five years. Prior to joining us in 1994, Mr. Wingert held various senior management positions in product test and development at IBM.
      Duston M. Williams has been our Executive Vice President, Finance and Chief Financial Officer since December 2004. Mr. Williams previously served as Chief Financial Officer of Aruba Wireless Networks, a network infrastructure company, from 2003 to 2004, Chief Financial Officer of Rhapsody Networks, a storage networking provider (acquired by Brocade Communications Systems in 2003), from 2001 to 2003 and Chief Financial Officer of Netigy Corporation, a networking consulting company (acquired by ThruPoint Inc. in 2001), from 2000 to 2001. From 1986 to 1999, Mr. Williams served in a variety of accounting and finance positions at Western Digital Corporation, a maker of hard disk drives, including its Senior Vice President and Chief Financial Officer from 1996.
      Fariba Danesh has been our Executive Vice President, Operations since September 2004. Ms. Danesh served as Senior Vice President and Chief Operating Officer of Finisar Corporation, a provider of fiber optic subsystems and components and network test and monitoring systems which enable high-speed data communications, from April 2003 to September 2004. Ms. Danesh served as President and Chief Executive Officer of Genoa Corporation from June 2002 to April 2003, when Genoa was acquired by Finisar. From June 2000 to June 2002, she served as Genoa’s Senior Vice President, Operations. Prior to joining Genoa, Ms. Danesh was employed by Sanmina Corporation as Vice President, Manufacturing, from September 1999 to June 2000.
      Kurt Richarz has been our Senior Vice President, Worldwide Sales since February 2005. Mr. Richarz joined Maxtor in July 2002 as Vice President of Global Accounts. He became our Vice President of Worldwide Sales in April 2004. From 1990 until 2001, Mr. Richarz worked for Quantum Corporation in various capacities, most recently as Vice President of Sales from 1996 to 2001.
      John Viera has been our Senior Vice President Human Resources since July 2004. Prior to joining in 2003, Mr. Viera was senior vice president of human resources for Aspect Communications from February 1998 to September 2003. Previously he had been vice president of human resources for Octel Communications from 1989 to 1996, director of employee relations and organization development for KLA-Tencor from 1997 to 1998, and has held various human resources management positions for Impell Corporation, Xerox Corporation, Avantek and Ford Motor Company from 1970 to 1989. In addition, from 1996 to 1997, he has been a Senior Consultant for the Stayer Consulting Group, specializing in executive development and organization development.
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
      Our corporate headquarters, sales, marketing and advanced technology operations are located in a 776,000 square foot facility we lease in Milpitas, California. Of the 776,000 square feet, 427,000 support our ongoing operations and 349,000 remain vacant. We lease a 221,000 square foot facility in San Jose, California and a 183,000 square foot facility in Fremont, California, which we use for research and manufacturing of disk drive media.
      We also lease 477,000 square feet of engineering and pilot production operations as well as administrative, marketing and materials facilities in Longmont, Colorado. Of the Longmont facilities leases 27,000 square feet will terminate in March 2006 and 450,000 will terminate in March 2016 and is renewable for five years.
      We own and occupy 672,000 square feet in Shrewsbury, Massachusetts housing design and customer engineering, as well as advanced technology. Maxtor owns the Shrewsbury facility and 203,849 square feet of that facility is currently subleased. We also own and sublease a 180,000 square foot facility in Louisville, Colorado. All of our other domestic facilities are leased.
      Operations outside of the United States primarily consist of two manufacturing plants in Singapore that produce subassemblies and final assemblies for the Company’s hard disk drive products. The manufacturing facilities are located in two owned multi-story buildings in Singapore totaling approximately 802,000 square feet, which are located on two parcels of leased land totaling approximately 560,000 square feet, with leases terminating in 2016 and 2018, both with an option to renew for 30 years. In the second half of 2004 we brought online a manufacturing facility in the Suzhou Industrial Park in Suzhou, China. The building is owned and is approximately 800,000 square feet located on a parcel of leased land with a term of 49 years.
      We also lease various sales and support facilities in Australia, the People’s Republic of China, France, Germany, Hong Kong, Ireland, Japan, the Republic of Korea, Russia, Scotland, Singapore, Switzerland, Taiwan, United Arab Emirates and the United States.
      The aggregate rent under all of our worldwide leases is currently $31.8 million per annum. There can be no assurance that we will be able to obtain additional space to accommodate our future needs or dispose of excess space as required on reasonable terms.

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
      No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 25, 2004.

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

	High	Low

Fiscal 2005 First Quarter (through March 4, 2005)	$5.95	$4.18
Fiscal 2004 Fourth Quarter	5.84	2.89
Fiscal 2004 Third Quarter	6.68	3.57
Fiscal 2004 Second Quarter	8.53	6.50
Fiscal 2004 First Quarter	12.40	7.94
Fiscal 2003 Fourth Quarter	15.30	9.55
Fiscal 2003 Third Quarter	13.19	7.51
Fiscal 2003 Second Quarter	7.52	4.85
Fiscal 2003 First Quarter	6.72	5.02
      As of March 4, 2005, there were 1,313 stockholders of record of our common stock including The Depository Trust Company, which holds shares of Maxtor common stock on behalf of an indeterminate number of beneficial owners.
Dividend Policy
      We have never paid cash dividends on our stock and do not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Consolidated Financial Information
      The following table presents the consolidated financial information for the periods indicated:

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	December 30,	December 29,	December 28,	December 27,	December 25,
	2000	2001(1)	2002(2)	2003	2004

	(In millions, except share and per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$2,690.9	$3,765.5	$3,779.5	$4,086.4	$3,796.3
Cost of revenues	2,317.7	3,403.0	3,382.1	3,385.4	3,423.9

Gross profit	373.2	362.5	397.4	701.0	372.4

Operating expenses:
Research and development	211.8	411.2	401.0	354.0	323.2
Selling, general and administrative	99.7	232.0	148.5	131.7	127.9
Amortization of goodwill and other intangible assets	—	176.3	82.2	85.3	36.0
Purchased in-process research and development	—	95.2	—	—	—
Restructuring and impairment charges	—	—	9.5	—	65.2

Total operating expenses	311.5	914.7	641.2	571.0	552.3

Income (loss) from operations	61.7	(552.2)	(243.8)	130.0	(179.9)
Interest expense	(13.7)	(25.2)	(27.0)	(30.6)	(32.4)
Interest income	19.8	20.3	8.0	5.2	5.3
Income from litigation	—	—	—	—	24.7
Other gain (loss)	6.3	(6.2)	4.4	(0.6)	0.1

Income (loss) from continuing operations before income taxes	74.1	(563.3)	(258.4)	104.0	(182.2)
Provision for (benefit from) income taxes	1.7	3.4	2.2	3.5	(0.3)

Income (loss) from continuing operations	72.4	(566.7)	(260.6)	100.5	(181.9)
Income (loss) from discontinued operations	$(40.6)	$(48.2)	$(73.5)	$2.2	$—

Net income (loss)	$31.8	$(614.9)	$(334.1)	$102.7	$(181.9)

Net income (loss) per share — basic
Continuing operations	$0.64	$(2.74)	$(1.09)	$0.41	$(0.73)
Discontinued operations	$(0.36)	$(0.23)	$(0.31)	$0.01	$—

Total	$0.28	$(2.97)	$(1.40)	$0.42	$(0.73)

Net income (loss) per share — diluted
Continuing operations	$0.61	$(2.74)	$(1.09)	$0.40	$(0.73)
Discontinued operations	$(0.34)	$(0.23)	$(0.31)	$0.01	$—

Total	$0.27	$(2.97)	$(1.40)	$0.41	$(0.73)

Shares used in per share calculation (in thousands):
Basic	113,433	206,912	239,474	243,023	247,672

Diluted	119,116	206,912	239,474	251,136	247,672

Balance Sheet Data:
Total assets	$1,024.9	$2,536.7	$2,182.1	$2,543.5	$2,114.5
Total current liabilities	628.9	1,169.8	1,166.6	1,263.0	1,090.2
Long-term debt	92.3	244.5	206.3	355.8	382.6
Total stockholders’ equity	303.7	931.7	623.8	752.0	583.4

(1)	Includes operations of Quantum HDD since April 2, 2001 and of MMC since September 2, 2001.

(2)	Commencing in fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard included provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. As a result, the Company reclassified its existing acquired assembled workforce balance to goodwill, as it does not meet the separate recognition criterion according to SFAS 142. See note 5 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with Item 1: Business, Item 6: Selected Financial Information and Item 8: Consolidated Financial Statements and Supplementary Data.
      This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements. Examples of forward-looking statements in this report include statements regarding future revenue, gross profit, demand, average selling prices, cost improvements, capital expenditures, liquidity, depreciation and amortization charges, impacts of our restructuring, our indemnification obligations, the results of litigation, and development and product launch schedules. In this report, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “will,” “should,” “could,” “would,” “project,” “plan,” “estimate,” “predict,” “potential,” “future,” “continue,” or similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements, whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Performance” and elsewhere in this report.
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
      On August 15, 2002, we announced our decision to shut down our Network Systems Group (“NSG”) and cease the manufacturing and sale of our MaxAttachtm branded network attached storage products. We worked with NSG customers for an orderly wind down of the business. The network attached storage market had fragmented since our entrance in 1999, with one segment of the NAS market becoming more commoditized and the other segment placing us in competition with some of our hard disk drive customers. The shut down of the operations of our NSG business allowed us to focus on our core hard disk drive market and further reduce expenses. The NSG business was accounted for as a discontinued operation and therefore, results of operations and cash flows have been removed from our results of continuing operations for all periods presented in this report. For additional information regarding the NSG discontinued operations, see note 12 of the Notes to Consolidated Financial Statements.
      On May 7, 2003, we sold $230 million in aggregate principal amount of 6.8% convertible senior notes due in April 2010 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. For additional information regarding the convertible senior notes, see the discussion below under the heading “Liquidity and Capital Resources.”
Executive Overview
      Maxtor is a leading supplier of hard disk drives for desktop computers, Intel-based servers and consumer electronics applications. We sell to OEMs, distributors and retail customers worldwide. We manufacture our products in our factories in Singapore and China. We produce approximately 50% of our required media and purchase the remainder of our components from third party suppliers.
      We estimate that approximately 80% of our revenue will come from our desktop computer products in 2005. Revenue from our One Touch personal storage products and other retail products are a growing part of our business and we expect these products will represent in the aggregate approximately 6-8% of our revenue in 2005. Hard disk drives for Intel-based servers are expected to represent approximately 12-14% of our revenue in 2005. We have recently introduced our next generation server products which have received strong market acceptance. We expect strong demand for our server products at least through the second quarter of 2005. Although our server products were unprofitable during 2004, we expect to have improved gross profit on these products throughout 2005. We expect only modest improvement in gross profit for our desktop products in 2005.
      Maxtor had several challenges in 2004, including product quality issues, an uncompetitive cost structure and high operating expenses. A new management team, appointed at the end of 2004, has identified several opportunities and developed a strategy to address the Company’s business issues. We have made progress on quality improvements on our desktop products and we experienced increased volume at our OEM customers in the fourth quarter of 2004. During 2005, the Company will focus on improving the efficiency of our product roadmap, lowering our cost of goods sold and reducing operating costs. We stopped development on our single-head desktop platform in late 2004 and delayed our planned entry into the 2.5-inch mobile drive market by canceling the product which was scheduled to ship in the first half of 2005. These actions will result in charges of $6.0 million in the first quarter 2005. We will be funding accelerated development efforts in small form factor products for the emerging handheld consumer markets in 2005, with a goal to have those products available to ship in volume in 2006. We are continuing development efforts on our next generation multi-head desktop products and will be developing a common, scalable architecture for our products. We expect products with this architecture will launch by the end of 2006 and we expect this common architecture will significantly improve our development efficiency and manufacturability of our products. We will also be funding development for our enterprise products and retail products in 2005.
      We are working on achieving cost improvements from our captive media supplier, MMC, and from our two head suppliers. We will be accelerating the move of one- and two-headed drives for desktop computers to our China facility during 2005 and by the end of 2005 we expect two-thirds of our desktop disk drive products will be manufactured in China. We therefore expect to reduce headcount in our Singapore manufacturing facility by up to 5,500 employees over the course of 2005 and early 2006. We expect that approximately 2,500 positions will be reduced by attrition and the remainder by severance. An estimated $12.0 million will be recorded in the first quarter of 2005 for severance-related expenses from the reduction in force, all of which will be cash expenditures. The Company anticipates that the cash outflow from this charge will be approximately even over the four quarters commencing in the second quarter of 2005. In addition to the severance costs, the Company will also spend approximately $6.0 million in retention bonuses over a two year period, paid out as $1.5 million at the end of one year and $4.5 million at the end of the second year, recorded ratably over those periods. By the end of fiscal 2005 we expect the China operation to deliver a 50% reduction in the labor and overhead per drive or an approximately 2% percentage point improvement in gross margins of our desktop products. We will be taking further actions to enhance throughput and improve manufacturing efficiencies in 2005. We are also developing plans to relocate the majority of our media production to Asia starting in 2006 which we expect will also lower our manufacturing cost.
      We are also reducing headcount in the United States in quality, supplier engineering and SG&A positions, and expect a total U.S. headcount reduction in 2005 of up to 200 employees taking place over 2005, with charges of approximately $2.0 million expected in the first quarter of 2005 and further charges over the remainder of the year. We are unable to estimate the balance and timing of additional charges from these headcount reductions at this time, as we are evaluating personnel requirements in certain functions. At the same time, we have decided to incrementally fund our enterprise and retail businesses and accelerate small form factor development efforts, which will result in incremental hiring and investment in those areas. We believe that we can fund these additional activities while keeping the quarterly expenses in the $100 million to $110 million range for the year which would approximate 10.0% to 10.5% of revenues.
      We believe that we have cash and cash equivalents, together with cash generated from operations, sufficient to fund our operations through at least the next twelve months. We expect to maintain capital expenditures at approximately $150 million, which would be below our annual expected depreciation and amortization charges. We expect severance-related payments in 2005 associated with our restructuring activities to be approximately $13.0 million, of which $9.0 million is related to Singapore and $4.0 million is related to the United States. Additionally, we expect facilities-related payments in 2005 associated with our restructuring activities to be approximately $12.9 million. We believe our cash conversion cycle, or the net total of days of sales outstanding plus days of sales in inventory less days of accounts payable outstanding, for 2005 will be zero to negative five days, allowing us to grow revenue with limited impact to our liquidity.
      There are numerous risks to our successful execution of our business plans, including our ability to timely introduce and ramp our new products, transition our manufacturing of desktop products from Singapore to China, achieve manufacturing efficiencies, negotiate additional cost reductions with suppliers, and develop a common architectural platform in the time projected. The Company faces competition, including increased competition in the sale of its products to the near-and mid-line storage market and the consumer electronics markets and expects continuing pressure on average selling prices. See “Certain Factors Affecting Future Performance.”
Critical Accounting Policies
      Our discussion and analysis of the Company’s financial condition and results of operations are based upon Maxtor’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and the sensitivity of these estimates to deviations in the assumptions used in making them. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, we have been reasonably accurate in our ability to make these estimates and judgments; however, significant changes in our technology, our customer base, the economy and other factors may result in material deviations between management’s estimates and actual results.
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

Revenue Recognition
      We derive our revenue from the sale of our products. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period with respect to the amount of reserves for sales returns, allowances and doubtful accounts. We have experienced minor deviations in these areas, and believe that we can reasonably estimate these amounts. Significant changes in our technology or the economy may result in greater deviations of actual results from management’s estimates in these areas, resulting in significant differences in the amount and timing of our revenue.
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
      For all sales, we use either a binding purchase order or signed purchase agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Our arrangements generally do not include acceptance clauses.
      We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.
      Delivery generally occurs when product is delivered to a common carrier. Certain of our products are delivered on a free on board (“FOB”) destination basis. We defer our revenue associated with these transactions until the delivery has occurred to the customers’ premises.
      Sales to original equipment manufacturers (“OEMs”) are subject to agreements allowing limited rights of return and sales incentive programs. Sales incentive programs are typically related to an OEM’s level of purchases. Estimated reductions to revenue for sales incentive programs are provided at the time the revenue is recorded. Returns from OEMs have not been material in any period as the Company’s principal OEM customers have adopted build-to-order manufacturing model or just-in-time inventory management processes which reduce the likelihood of product returns from these customers.
      Sales to distributors and retailers (“resellers”) are subject to agreements allowing limited rights of return, price protection, sales incentive programs and advertising. These programs are generally related to a reseller’s level of sales, order size or point of sale activity. We provide for these programs as deductions from revenues at the time the revenue is recorded. These estimates are based primarily on estimated returns, future price erosion, customer sell-through levels and program participation. We have historically encountered little variability between our estimates and actual results. However, the accuracy of our estimates is dependent on our ability to predict future pricing, demand and supply in our markets. We believe that we generally have good visibility of these factors due to the short period in which the reserves relate (6-8 weeks) and our experience of doing business in these channels. Nevertheless, unforeseen adverse pricing conditions or supply actions by our competitors could impact the accuracy of our estimates and require adjustments to the reserve to reflect our actual and anticipated experience.
      Product returns are estimated in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). Resellers have limited rights of return which allow them to return a percentage of the prior quarter’s purchases. Accordingly, revenue is not recognized with respect to those shipments which management estimates will be returned. We believe that these estimates are reasonably accurate due to the short time period during which our resellers can return products, the limitations placed on their right to make returns, our long history of conducting business directly with resellers, the nature of our historical relationships with resellers and the weekly reporting procedures through which we monitor inventory levels at resellers and sales to end-users.

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
      We believe that these estimates are reasonably accurate due to the short time period during which our resellers can return products, the limitations placed on their right to make returns, our long history of conducting business with resellers on a sell-in basis, the nature of our historical relationships with resellers and the weekly reporting procedures through which we monitor inventory levels at resellers and sales to end-users. Nonetheless, material differences may result in the amount and timing of our revenue for any period if management’s judgments and estimates deviated significantly from actual experience in the period. The provision for sales returns and other allowances amounted to $85.3 million as of December 25, 2004. Included in this amount are reserves for anticipated revenue programs required to sell through the channel inventory on hand at the end of the period. In general, this reserve is based upon a forecast of the anticipated pricing and supply environment in the upcoming quarter. We believe that we generally have good visibility to these factors, due to the short period to which the reserves relate (6-8 weeks), and our experience of doing business in these channels. Nevertheless, unforeseen adverse pricing conditions or actions by our competitors could impact the accuracy of our estimates. If actual pricing differs from our estimates, we would be required to make an equivalent change in the reserve.
      Similarly, our management must make estimates of the collectibility of our accounts receivables. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable and establishes a specific reserve based on our assessment of collectibility of specific accounts, and we also establish a general reserve based on our evaluation of the general risk of uncollectibility after considering our historic bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Our allowance for doubtful accounts was $8.2 million as of December 25, 2004, consisting of 42% specific and 58% general reserves. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if the actual bad debts differ from our estimate, we would be required to record an adjustment to the allowance.

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
      When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure the potential impairment based on a projected cash flow method. We measure the carrying value of our goodwill based on the market multiple method. The market multiple approach is one of determining a level of revenue or earnings that is considered to be representative of the future performance of the Company, and multiplying this figure by an appropriate risk-adjusted multiple. This approach provides an indication of value for the security that corresponds with the particular earnings or revenue figure used in the approach (for example, a multiple of net income available to common stockholders would yield an indication of value for the common stock). In addition to revenue and net income, there are several different forms of earnings used in the market multiple approach (e.g. earnings, EBIT, and EBITDA), with each form isolating particular nuances of the Company’s operating performance.
      As required by SFAS 142, we completed our impairment analysis as of January 1, 2002, upon our adoption of SFAS 142, and our annual review as of December 25, 2004. We found no instances of impairment of our recorded goodwill on both dates and accordingly no impairment was recorded.
      Net intangible assets, long-lived assets, and goodwill amounted to $875.7 million as of December 25, 2004. Although we have not experienced impairment of goodwill, should impairment be determined to have occurred, the change in the recorded goodwill could be substantial, thus having a material adverse effect on our results of operations. During the year ended December 25, 2004, we recorded an impairment charge of $24.2 million related to acquired intangibles. See note 5 of the Notes to Consolidated Financial Statements for more information.

Warranty
      We provide for the estimated cost of product warranties at the time revenue is recognized. We generally warrant our products for a period of one to five years. Effective September 2004, we introduced a new warranty period for new sales extending the term to three or five years for certain products shipped to the distribution channel. Consistent with our existing accounting policies relating to product warranties, we revised our estimate of product warranties to reflect this new warranty period; this revised estimate is reflected in our results reported for the year ended December 25, 2004.
Our warranty obligation is primarily based on the following three elements:
      (1) Expected future return rate:

We use proprietary statistical modeling software to help estimate the future failure rates by product. This statistical modeling software relies on historical product design/ vintage data, field survival data and return data on the product and on similar products (early in the product life cycle). The Company has comprehensive processes in place to collect data from the design phase, in the factory during manufacturing and return data from the Company’s Enterprise Resource Planning (“ERP”) system. This statistical modeling software provides us with an estimate of the total return rates over the warranty life of the product. We continue to update this estimate each period as we collect additional field survival and return data on each product. While we believe that this statistical analysis provides us with a reasonable estimate of our future return rates, the estimate can be impacted by unpredicted field quality issues over the life of the individual products. We have encountered significant variability in this estimate relating to products which were acquired as part of an acquisition and not designed or manufactured by Maxtor. For example, in fiscal 2003 we experienced greater than expected warranty expirations for products we had acquired as part of the Quantum HDD acquisition and which were manufactured by MKE; these expirations totaled $30.0 million or 83% of total expirations favorably impacting this reserve. We have experienced significantly less variability on the expected return rates for Maxtor designed and manufactured products. For example, in fiscal 2003 we had $9.0 million in expirations and in fiscal 2004 we had $0.6 million in expirations impacting this reserve.
      (2) Cost to replace the drive or make the customer whole:

This represents an estimate of the future cost of replacing or making the customer whole for each drive expected to be returned in the future. This estimate is currently based on the historical cost of fulfilling the obligation to the customer. We continue to revise this cost estimate as changes occur in the repair/recovery process. Historically we have experienced gradual reductions to this cost per unit estimate due to ongoing improvements to the repair/recovery process ($8.0 million in fiscal year 2004). The Company continues to focus on further reducing this cost in the future.

The reduction in the estimated cost of future repair is the result of improvements in the overall pricing structure with third party vendors and relocating repair facilities from the United States and Ireland to lower cost locations in Mexico and Hungary. The Company also increased yields from its repair processes, which increased the number of refurbished units available as replacement units and reduced the cost of repair. The Company will continue to make operational improvements to its repair process throughout 2005 and the impact of these improvements on the warranty liability will be reflected in the period in which they are achieved.

      (3) The product installed base (number of drives in the field):

This is transactional in nature and is calculated based on shipment data extracted from the Company’s ERP system and represents the current “in warranty” installed base.
      As new products are sold into the market, we must initially exercise considerable judgment in estimating the expected failure rates. This estimating process is based on historical experience of similar products as well as design or assembly complexities specific to these new products.
      As outlined above, should actual experience of product returns or cost of repair differ from our estimates, revisions to the estimated warranty liability would be required and could have a material effect on our future results of operations.
      From time to time, we may be subject to additional costs related to non-standard warranty claims from our customers. If and when this occurs, we generally must make further judgments and estimates in establishing the related warranty liability. This estimating process is based on historical experience, communication with our customers and various assumptions that are believed to be reasonable under the circumstances. This additional warranty reserve would be recorded in the determination of net income in the period in which the additional cost was identified.

Inventory Valuation
      We establish the value of our inventory at the lower of cost (computed on a first-in, first-out basis) or market. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand. Inventory reserves were 4% and 3% of the gross inventory balances for the years ended 2004 and 2003, respectively. Our reserves are influenced by our estimates of excess and obsolescent inventory, changes in market valuation of inventory, and shrinkage. These factors are in turn impacted by the number of products reaching end of life, the length of product life cycles, the volatility of the pricing environment for hard disk drives, changes in the Company’s cost structure and the location of inventory and timing of inventory count for each location. In addition, if economic, competitive, or other factors cause market conditions to be less favorable than those projected by management, additional inventory write-downs may be required which could have a material adverse effect on our future results of operations. We have occasionally experienced such write-downs in the past.

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
      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $315.3 million as of December 25, 2004, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire, primarily consisting of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Restructuring Liabilities, Litigation and Other Contingencies
      We account for our restructuring liabilities in connection with a business combination in accordance with Emerging Issues Task Force No. 95-3 (“EITF 95-3”), “Recognition of Liabilities in Connection with a Purchase Business Combination.” EITF 95-3 requires that we record an estimated liability if the estimated costs are not associated with or are not incurred to generate revenues of the combined entity after the consummation date and they meet certain criteria defined within EITF 95-3. We account for our restructuring liabilities initiated after December 31, 2002 under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). During the year ended December 25, 2004, we recorded restructuring liabilities under SFAS 146 as described in note 13 of the Notes to Consolidated Financial Statements. We accounted for restructuring liabilities initiated in 2002 in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which requires us to record the liability resulting from estimated costs that are not associated with or do not benefit activities that will be continued. We account for litigation and contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While we believe that our accruals for these matters are adequate, if the actual losses from loss contingencies or restructuring liabilities are significantly different than the estimated loss, our results of operations may be materially affected. We have been required to make such adjustments to these types of estimates in the past.

Results of Operations
      The following table sets forth consolidated statement of operations data for the three years ended December 28, 2002, December 27, 2003 and December 25, 2004, respectively, and the percent of revenue represented by the various items reported.

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

	(In millions)
Consolidated Statement of Operations Data:
Net revenues	$3,779.5	$4,086.4	$3,796.3
Cost of revenues	3,382.1	3,385.4	3,423.9

Gross profit	397.4	701.0	372.4

Operating expenses:
Research and development	401.0	354.0	323.2
Selling, general and administrative	148.5	131.7	127.9
Amortization of goodwill and other intangible assets	82.2	85.3	36.0
Restructuring charge	9.5	—	65.2

Total operating expenses	641.2	571.0	552.3

Income (loss) from operations	(243.8)	130.0	(179.9)
Interest expense	(27.0)	(30.6)	(32.4)
Interest income	8.0	5.2	5.3
Income from litigation	—	—	24.7
Other gain (loss)	4.4	(0.6)	0.1

Income (loss) from continuing operations before income taxes	(258.4)	104.0	(182.2)
Provision for (benefit from) income taxes	2.2	3.5	(0.3)

Income (loss) from continuing operations	(260.6)	100.5	(181.9)
Income (loss) from discontinued operations	(73.5)	2.2	—

Net income (loss)	$(334.1)	$102.7	$(181.9)

	December 28,	December 27,	December 25,
	2002	2003	2004

As a Percentage of Revenue:
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	89.5	82.8	90.2

Gross profit	10.5	17.2	9.8

Operating expenses:
Research and development	10.6	8.7	8.5
Selling, general and administrative	3.9	3.2	3.4
Amortization of goodwill and other intangible assets	2.2	2.1	0.9
Restructuring charge	0.3	—	1.7

Total operating expenses	17.0	14.0	14.5

Income (loss) from operations	(6.5)	3.2	(4.7)
Interest expense	(0.7)	(0.7)	(0.9)
Interest income	0.2	0.0	0.1
Income from litigation	—	—	0.7
Other gain (loss)	0.0	0.0	0.0

Income (loss) from continuing operations before income taxes	(7.0)	2.5	(4.8)
Provision for (benefit from) income taxes	0.1	0.0	0.0

Income (loss) from continuing operations	(6.9)	2.5	(4.8)
Income (loss) from discontinued operations	(1.9)	0.0	0.0

Net income (loss)	(8.8)%	2.5%	(4.8)%

Fiscal Year 2004 Compared With Fiscal Year 2003
      Net Revenues. Revenue in the twelve months ended December 25, 2004 was $3,796 million. This represented a reduction of 7.1% when compared to $4,086 million in the corresponding period in fiscal 2003. Total shipments for the twelve months ended December 25, 2004 were 53.6 million units, which was 1.7 million units or 3.0% lower as compared to the twelve months ended December 27, 2003. Total units and revenue declined during the twelve months ended December 25, 2004 as a result of reduced shipments of our desktop products to personal computer OEM and distribution customers. Additionally, we experienced reduced revenue from sales of our server products that was partially offset by growth in revenue of our digital entertainment and Maxtor OneTouch personal storage products.
      Revenue from sales to OEMs represented 52.0% of revenue in the twelve months ended December 25, 2004 compared to 50.5% of revenue in the corresponding period in fiscal year 2003. In absolute dollars, sales to OEMs decreased 4.3% during the twelve months ended December 25, 2004. The decrease was primarily the result of reduced shipments of desktop products to major personal computer OEM customers. This reduction was caused by product quality issues that resulted in lost sales opportunities at these customers. Additionally, we experienced reduced revenue from sales of our server products. This reduction was a result of supply constraints resulting from the transition from our Atlas 10K IV to our Atlas 10K V product. Although overall shipments of server products increased slightly, price erosion and a capacity mix for our server products which included a higher percentage of our Atlas 10K IV product led to a decrease in revenue. The decreases experienced in desktop and server revenue were partially offset by increased demand for our digital entertainment products at regional OEMs.
      Revenue from sales to the distribution channel and retail customers in the twelve months ended December 25, 2004 represented 48.0% of revenue, compared to 49.5% of revenue, in the corresponding period in fiscal 2003.
      Revenue from sales to the distribution channel in the twelve months ended December 25, 2004 represented 39.4% of revenue, compared to 41.8% of revenue, in the corresponding period in fiscal 2003. In absolute dollars, sales to the distribution channel decreased 12.5%, during the twelve months ended December 25, 2004. The decrease was primarily the result of our strategy to mitigate price erosion and achieve a balanced supply environment regarding our desktop products. Although this strategy resulted in a more stable distribution environment at the end of the year, it had the adverse affect of reducing overall shipments to the distribution channel. We also experienced reduced revenue from sales of our server products. The decrease was primarily the result of limited product supply. The reduced supply was driven by the transition from our Atlas 10K IV to our Atlas 10K V product and our decision to allocate product to our OEM customers.
      Revenue from sales to retail customers in the twelve months ended December  25, 2004 represented 8.6% of revenue, compared to 7.7% of revenue in the corresponding period in fiscal 2003. In absolute dollars, sales to the retail channel increased 4.0%, during the twelve months ended December 25, 2004. The increase in retail sales as a percentage of revenue and in absolute dollars during the twelve month periods was the result of the increase in sales of our Maxtor OneTouch personal storage products.
      Domestic revenue in the twelve months ended December 25, 2004 represented 32.1% of total sales compared to 35.4% of total sales in the corresponding period in fiscal year 2003. Domestic revenue includes sales to the United States and Canada. The decrease in domestic revenue as a percentage of total revenue during the twelve months ended December 25, 2004 was a result of decreased shipments of desktop products to major personal computer OEM and distribution customers resulting from product quality issues and channel strategy, as previously discussed. Revenue from sales of our server products also decreased in the OEM and Distribution channels as a result of limited product supply driven by the transition from our Atlas 10K IV to our Atlas 10K V products. These reductions were partially offset by the increase in sales of our digital entertainment and Maxtor OneTouch personal storage products.
      International revenue in the twelve months ended December 25, 2004 represented 67.9% of total sales compared to 64.6% of total sales in the corresponding period in fiscal year 2003. In the twelve months ended

December  25, 2004, international revenue was comprised of 53.3% Europe, Middle East and Africa, 44.1% Asia Pacific and Japan and 2.6% for Latin America and other regions. In the twelve months ended December 27, 2003, international revenue was comprised of 51.3% Europe, Middle East and Africa, 47.7% Asia Pacific and Japan and 1.0% for Latin America and other regions.
      Sales to Europe, Middle East and Africa in the twelve months ended December 25, 2004 and December 27, 2003 represented 36.2% and 33.1% of total revenue, respectively. In absolute dollars, sales to Europe, Middle East and Africa increased 1.4% during the twelve months ended December 25, 2004. The increase in European sales in absolute dollars during the twelve months ended December 25, 2004 was a result of increased demand for our Maxtor OneTouch personal storage product. This was partially offset by decreased shipments of desktop products to our major personal computer OEM and distribution customers.
      Sales to Asia Pacific and Japan in the twelve months ended December 25, 2004 and December 27, 2003 represented 30.8% and 29.9% of total revenue, respectively. In absolute dollars, sales to Asia Pacific and Japan decreased 9.8% during the twelve months ended December 25, 2004. The decrease in sales to Asia and Japan in absolute dollars during the twelve months ended December 25, 2004, was the result of reduced sales of our desktop products to regional OEM and distribution customers.
      Sales to Latin America and other regions in the twelve months ended December 25, 2004 and December 27, 2003 represented 1.8% and 0.6% of total revenue, respectively.
      Sales to the top five customers represented 35.5% and 38.9% of revenue in fiscal years 2004 and 2003, respectively. None of our customers accounted for 10% or greater of our sales in 2004. Sales to one customer was 11.0% of revenue in fiscal year 2003.
      Cost of Revenues; Gross Profit. Gross profit decreased to $372.4 million in the twelve months ended December 25, 2004, compared to $701.0 million for the corresponding twelve months in fiscal year 2003. This represented an overall decrease in gross profit of $328.6 million. As a percentage of revenue, gross profit decreased to 9.8% in the twelve months ended December 25, 2004 from 17.2% in the corresponding twelve months of fiscal year 2003. The decrease in gross profit was primarily due to the impact of the decline in average selling prices (“ASP”) of $856.7 million. This decline in ASP was partially offset by the impact of an increase in product capacity mix of $285.9 million, reflecting the shipment of a greater proportion of higher capacity products. These two factors together accounted for a net decline in gross profit of $570.8 million. The Company achieved product cost reductions to partially offset this revenue erosion. Net product cost reductions amounted to $242.1 million. Materials cost savings contributed $292.7 million of this improvement. However, favorable warranty reserve releases due to changes in estimate amounted to $13.3 million in the twelve months ended December 25, 2004, compared to $39.9 million in the twelve months ended December 27, 2003. The reserve release in 2003 primarily related to expirations of products acquired as part of the Quantum HDD acquisition. We have experienced significantly less variability on Maxtor products as is demonstrated by the lower release in 2004. In addition, we experienced some increases in manufacturing costs related to the ramp of our China facility and plant improvements at MMC.
     Operating Expenses
      Research and Development Expense. Research and development (“R&D”) expense in fiscal year 2004 was $323.2 million, or 8.5% of revenue, compared to $354.0 million, or 8.7% of revenue, in fiscal year 2003. R&D expenses decreased by $30.8 million, or 9.5% for fiscal year 2004 compared with fiscal 2003. The decrease in R&D expenses in absolute dollars and as a percentage of revenue was primarily due to reductions in employee incentive programs and compensation of $32.6 million, depreciation of $4.9 million, equipment expense of $2.0 million, and decreases in our facilities and information technology departments of $1.8 million. These decreases were offset by a $10.2 million increase in expensed parts and services due to an increase in the number of products in development and $0.3 million of other expenses.
      Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expense in fiscal year 2004 was $127.9 million or 3.4% of revenue, compared to $131.7 million, or 3.2% of revenue, in fiscal year 2003. SG&A expenses decreased by $3.8 million, or 3.0% for fiscal year 2004 compared to fiscal

2003. The decrease in SG&A expenses in absolute dollars was primarily due to a favorable dispute settlement with Quantum of $8.3 million regarding transition services provided by Quantum and incurred following our 2001 acquisition of the Quantum HDD business, reduced spending in our facilities and information technology departments of $4.9 million as a result of our expense reduction program, a decrease of $3.3 million related to compensation and related expenses, as well as a reduction in litigation expenses of $2.0 million. The decreases were offset by an increase in services of $9.7 million primarily related to Sarbanes Oxley Section 404 compliance and $2.3 million related to sales and marketing expenses, as well as $2.0 million reduction in offsetting rental income, and $0.7 million of other expenses.
      Restructuring and Impairment Charges. During the year ended December 25, 2004, we recorded restructuring and impairment charges of $65.2 million, of which $33.2 million was in connection with our on-going restructuring activities announced in July 2004, $24.2 million was related to the impairment of intangible assets and $7.8 million of impairment charges related to asset held for sale.
      The restructuring charges of $33.2 million represent expenses incurred in connection with the reduction in force and evaluation of lease obligations that the Company had announced in July 2004. The charge comprised $20.3 million in facility-related charges mainly due to a change in estimated lease obligations primarily as a result of further deterioration in the Silicon Valley real estate market and $12.9 million in severance-related charges associated with our reduction in force of approximately 377 employees. We expect to be substantially completed with the restructuring by the second quarter of 2005.
      During the year ended December 28, 2002, we recorded a restructuring charge of $9.5 million associated with the closure of one of our facilities located in California. The amount comprised $8.9 million of future non-cancelable lease payments, which were expected to be paid over several years based on the underlying lease agreement, and the write-off of $0.6 million in leasehold improvements. The restructuring accrual is included on the balance sheet within Accrued and other liabilities with the balance of $9.3 million after cash payments of $1.4 million during the twelve months ended December 25, 2004. We increased this restructuring accrual by $3.3 million associated with our restructuring activities in the third quarter of 2004. During the third quarter of 2004, we also recorded $16.4 million to increase a restructuring accrual previously recorded as part of the Quantum HDD merger and $0.6 million was recorded in association with the closure of one of our facilities in Colorado. These combined actions resulted in a net facility-related restructuring charge of $20.3 million for the twelve months ended December 25, 2004. The facilities-related restructuring accrual is included within the balance sheet captions of Accrued and other liabilities and Other liabilities with the balance of $51.4 million as of December 25, 2004.
      For more information regarding the facility-related restructuring charge and intangible asset impairment, see notes 14 and 5 of the Notes to the Consolidated Financial Statements, respectively.
      During the year ended December 25, 2004, the Company classified a building owned by Maxtor in Louisville, Colorado as held for sale in accordance with the requirements of SFAS 144, resulting in an impairment charge of $7.8 million. Asset held for sale amounted to $8.2 million representing the estimated realizable value of the building and is included within the balance sheet caption of Prepaid expenses and other. Prior to classification, the Company suspended depreciation of this building which was $0.4 million annually.
      Stock-based Compensation. On April 2, 2001, as part of the acquisition of Quantum HDD, we assumed the following options and restricted stock:

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
      Included in SG&A and R&D expense are charges for amortization of stock-based compensation resulting from both Maxtor options and options we issued to Quantum employees who joined Maxtor in connection with the merger on April 2, 2001. Stock-based compensation charges were as follows:

	Years Ended

	December 27,	December 25,
	2003	2004

	(In millions)
Research and development	$0.7	$0.2
Selling, general and administrative	0.2	—

Total stock-based compensation expense	$0.9	$0.2

      Amortization of Goodwill and Other Intangible Assets. Amortization of other intangible assets represents the amortization of customer list and other current products and technology, arising from our acquisitions of the Quantum HDD business in April 2001 and MMC in September 2001. The net book value of these intangibles at December 25, 2004 was $1.5 million. Amortization of other intangible assets was $36.0 million for the year ended December 25, 2004, compared to $85.3 million in the corresponding period in fiscal year 2003.
      On December 30, 2001, the Company adopted SFAS 142, which requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In compliance with SFAS 142, we reclassified $31.1 million, net of accumulated amortization, in workforce assets to goodwill and we ceased amortizing the resulting net goodwill balance of $667.2 million. Accordingly, there are no charges for the amortization of goodwill in 2002 or thereafter. Subsequent to the decision to shut down the manufacture and sales of NSG products, the Company wrote off goodwill related to the NSG operations of $32.3 million. As of December 25, 2004, goodwill amounted to $496.2 million.
      As required by SFAS 142, we completed our impairment analysis as of January 1, 2002, upon our adoption of SFAS 142, and annually thereafter through December 25, 2004 for the purpose of the annual review. We found no instances of impairment of our recorded goodwill on each date and accordingly no impairment was recorded.
      The net book value of goodwill will be reviewed for impairment at least annually and whenever there is indication that the value of the goodwill may be impaired. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.
      Amortization of other intangible assets is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on intangible assets to be $0.9 million in fiscal 2005 and $0.6 million in fiscal 2006, at which time the intangible assets will be fully amortized.
      Interest Expense. Interest expense was $32.4 million and $30.6 million in fiscal years 2004 and 2003, respectively, or an increase of 5.9%. The increase was due to the increased borrowing on the China loan facility of $0.8 million and the second EDB loan of $0.8 million. The increased interest on the $230 million convertible notes issued in May 2003 and the asset securitization in June 2004 were offset by the repayment of the Quantum 7% convertible bond in 2003 and the decrease of capital lease balances in 2004.

      As of December 25, 2004 and December 27, 2003, short-term borrowings were $82.6 million and $77.0 million, respectively, and long-term indebtedness outstanding was $382.6 million and $355.8 million, respectively.
      Interest Income. Interest income was $5.3 million and $5.2 million in fiscal years 2004 and 2003, respectively.
      Income from Litigation Settlement. On April 28, 2004, in connection with our suit against Koninklijke Philips Electronics N.V. and several other Philips-related companies in the Superior Court of California, County of Santa Clara whereby the Company alleged that an integrated circuit chip supplied by Philips was defective and caused significant levels of failure of certain Quantum legacy products acquired as part of our acquisition of the Quantum HDD business, we entered into a settlement agreement with the other parties pursuant to which the parties dismissed the lawsuit with prejudice and we received a cash payment of $24.8 million, which was recorded as litigation settlement income in fiscal year 2004.
      Other Gain (Loss) Other gain (loss) was $0.1 million in 2004 as compared to $(0.6) million in 2003. The loss in 2003 was due to a $1.0 million loss on redemption of the pro rata portion of Quantum Corporation’s bonds offset by a $0.2 million gain in retirement of other bonds, a gain of $0.1 million from investments and a $0.1 million in other income.
      Provision for (Benefit from)Income Taxes. During 2004 and 2003, we recorded income tax provisions and (benefits) of $(0.3) million and $3.5 million, respectively. The provision for income taxes consists primarily of state and foreign taxes. Due to our net operating losses (“NOL”), NOL carry-forwards and favorable tax status in Singapore, Switzerland and China, we have not incurred any significant foreign, U.S. federal, state or local income taxes for the current or prior fiscal periods. We have not recorded a tax benefit associated with our loss carry-forward because of the uncertainty of realization.
      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s acquisition of Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the Company’s acquisition of Quantum HDD, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We also agreed to indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods prior to our acquisition of Quantum HDD. This indemnity was originally limited to aggregate of $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross up payments (the “Tax Indemnity”). As of December 25, 2004, the Company had paid $8.6 million under this tax indemnity. On December 23, 2004, as a result of certain favorable developments concerning Quantum’s potential liability subject to the Tax Indemnity, the Company and Quantum amended the Tax Sharing and Indemnity Agreement, as part of a Mutual General Release and Global Settlement Agreement. Under the amended terms of the Tax Sharing and Indemnity Agreement, our remaining Tax Indemnity liability is limited to $8.7 million for all tax claims other than the IRS audit of Quantum for the fiscal years ending March 31, 1997 through and including March 31, 1999. We believe that our Tax Indemnity liability for the IRS audit of Quantum for the fiscal years ending March 31, 1997 through and including March 31, 1999, is remote.
      We purchased a $340 million insurance policy covering the risk that the separation of Quantum HDD from Quantum DSS could be determined to be subject to federal income tax or state income or franchise tax. Under the “Tax Sharing and Indemnity Agreement,” the Company agreed to indemnify Quantum for the amount of any tax payable by Quantum as a result of the separation of Quantum HDD from Quantum Corporation to the extent such tax is not covered by such insurance policy, unless imposition of the tax is the result of Quantum’s actions, or acquisitions of Quantum stock, after the transaction. The amount of the tax not covered by insurance could be substantial. In addition, if it is determined that Quantum owes federal or state tax as a result of the separation of Quantum HDD from Quantum Corporation, in connection with the Company’s acquisition of Quantum HDD, and the circumstances giving rise to the tax are covered by our indemnification obligations, the Company will be required to pay Quantum the amount of the tax at that time, whether or not reimbursement may be allowed under our tax insurance policy. We believe that any liability resulting from this indemnification is remote.
      Loss from Discontinued Operations. On August 15, 2002, we announced our decision to shut down our Network Systems Group (“NSG”) and cease the manufacturing and sale of our MaxAttachtm branded network attached storage products (“NSG”). The discontinuance of our NSG operations represents the disposal of a component of an entity as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Accordingly, our financial statements have been presented to reflect NSG as a discontinued operations for all periods presented. Our liabilities (no remaining assets) have been segregated from continuing operations in the accompanying consolidated balance sheet as of December 28, 2002 and our operating results have been segregated and reported as discontinued operations in the accompanying consolidated statement of operations.
      Operating results of the NSG discontinued operations for years ended December 27, 2003 and December 25, 2004 are as follows (in millions):

	Years Ended

	December 27,	December 25,
	2003	2004

Revenue from discontinued operations	$—	$—
Gain (loss) from discontinued operations	$2.2	$—
      Income from discontinued operations of $2.2 million for the year ended December 27, 2003 reflects the net impact of the favorable resolution of contingencies.

Fiscal Year 2003 Compared With Fiscal Year 2002
      Net Revenues. Revenue for the twelve months ended December 27, 2003 was $4,086.4 million, which was $306.9 million, or 8.1% higher as compared to the twelve months ended December 28, 2002. Total shipments for the twelve months ended December 27, 2003 were 55.2 million units, which was 3.9 million units or 7.6% higher as compared to the twelve months ended December 28, 2002. Total shipments and revenue increased during the twelve months ended December 27, 2003 as a result of greater customer acceptance of our products, the completion of our transition to the 80GB per platter areal density hard disk drive and increased market demand for hard disk drives, partially offset by erosion of average selling prices over the period. We continued to increase our average capacity shipped and to increase sales of our server hard disk drive, consumer electronics and personal storage products.
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
     Operating Expenses
      Research and Development Expense. Research and development (“R&D”) expense in fiscal year 2003 was $354.0 million, or 8.7% of revenue, compared to $401.0 million, or 10.6% of revenue, in fiscal year 2002. R&D expenses decreased by $47.0 million, or 11.7% for fiscal year 2003 compared with fiscal 2002. The decrease in R&D expenses was primarily due to a more focused development effort on fewer products that resulted in less expense for development parts, services and related expenses of $24.2 million, reduced compensation and related expenses of $12.6 million associated with reductions in force in 2002 and other expenses of $10.2 million.
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
      Restructuring Charge. During the year ended December 28, 2002, we recorded a restructuring charge of $9.5 million associated with closure of one of our facilities located in California. The amount comprised

$8.9 million of future non-cancelable lease payments, which are expected to be paid over several years based on the underlying lease agreement and the write-off of $0.6 million in leasehold improvements. The restructuring accrual is included on the balance sheet within accrued and other liabilities with the balance of $7.4 million after cash payments of $1.5 million in fiscal year 2003.
      Stock-based Compensation. On April 2, 2001, as part of the acquisition of Quantum HDD, we assumed the following options and restricted stock:

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
      Provision for Income Taxes. During 2003 and 2002, we recorded income tax provisions of $3.5 million and $2.2 million, respectively. The provision for income taxes consists primarily of state and foreign taxes. Due to our NOL carry-forwards and favorable tax status in Singapore and Switzerland, we have not incurred any significant foreign, U.S. federal, state or local income taxes for the current or prior fiscal periods. We have not recorded a tax benefit associated with our loss carry-forward because of the uncertainty of realization.
      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s acquisition of Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the Company’s acquisition of Quantum HDD, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We also indemnified Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods before our acquisition of Quantum HDD, limited in the aggregate to $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross-up payment. As of December 27, 2003, the Company had reimbursed $6.4 million to Quantum Corporation leaving a balance of $135.6 million on the original indemnity, prior to any sharing of tax liability with Quantum.
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
      Loss from Discontinued Operations. On August 15, 2002, we announced our decision to shut down our Network Systems Group (“NSG”) and cease the manufacturing and sale of our MaxAttachtm branded network attached storage products (“NSG”). The discontinuance of our NSG operations represents the disposal of a component of an entity as defined in SFAS 144. Accordingly, our financial statements have been presented to reflect NSG as a discontinued operations for all periods presented. Our liabilities (no remaining assets) have been segregated from continuing operations in the accompanying consolidated balance sheet as of December 28, 2002 and our operating results have been segregated and reported as discontinued operations in the accompanying consolidated statement of operations.
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

Liquidity and Capital Resources
      At December 25, 2004, we had $378.1 million in cash and cash equivalents, $24.5 million in restricted cash, $104.0 million in unrestricted marketable securities for a combined total of $506.6 million. In comparison, at December 27, 2003, we had $530.8 million in cash and cash equivalents, $37.2 million in restricted cash and $44.6 million in marketable securities and $42.3 million in restricted marketable securities for a combined total of $654.9 million. Cash and cash equivalents balance decreased $152.7 and the combined balance decreased by $148.3 during 2004 due to activities in the following three areas. We used $5.2 million for operating activities and used $199.0 million for investing activities, partially offset by $51.4 million from financing activities, as discussed below. Significant negative factors affecting our overall liquidity position during 2004 compared to 2003 were our net losses and payments of accrued liabilities.
      Our restricted cash and restricted marketable securities balance decreased $55.0 million due to termination of agreements requiring letters of credit. The remaining amounts are pledged as collateral for certain stand-by letters of credit issued by commercial banks. At December 25, 2004 the Company held cash and marketable securities of $383.8 million in foreign jurisdictions. We estimate that as of such date, repatriation of this amount would have resulted in net tax liability of approximately $5.3 million after utilization of our available net operating losses.
      Cash used in operating activities was $5.2 million in the twelve months ended December 25, 2004. This is comprised of $181.9 million in net loss, offset by non-cash items of $206.4 million primarily relating to depreciation and amortization, $10.3 million non-cash losses and a $24.5 million restructuring charge, a decrease in operating capital (defined as accounts receivables, other receivables and inventories less accounts payables) of $47.1 million, and prepaid expenses and other assets of $11.5 million. Other uses of cash in 2004 included a decrease in accrued and other liabilities of $122.3 million and cash used in discontinued operations of $0.8 million. The decrease in accrued and other liabilities was primarily due to a $71.2 million payments of incentive compensation accrued in 2003 based on the Company’s 2003 financial performance but paid in 2004, $23.5 million net settlement of warranty obligations, $11.5 million of other accrued expenses and $14.3 million in payment of facility exit accruals related to our restructuring activities and $1.8 million income taxes paid. We expect severance-related payments in 2005 associated with our restructuring activities to be approximately $13.0 million, of which $9.0 million is related to Singapore and $4.0 million is related to the United States. Additionally, we expect facilities-related payments in 2005 associated with our restructuring activities to be approximately $12.9 million.
      The decrease in operating capital of $47.1 million during the twelve months ended December 25, 2004 was a result of the following factors: decline in accounts receivable, partially offset by a decrease in accounts payable as a result of reduced sales in the three months ended December 25, 2004 as compared to the three months ended December 27, 2003 and an increase in raw and WIP inventory compared to December 27, 2003 due to introduction of SCSI manufacturing in Singapore and ramping of the China manufacturing facility. Our cash conversion cycle (the net total of days of sales outstanding plus days of sales in inventory less days of accounts payables outstanding) increased from -3 days to -1 day from December 27, 2003 to December 25, 2004, remaining within our target range of 0 days to -5 days. This change was due to the higher inventory levels.
      Cash used in investing activities was $199.0 million for the twelve months ended December 25, 2004, primarily reflecting investments in property, plant and equipment (net of proceeds) of $170.8 million to support the new manufacturing capacity added in 2004 and purchases (net of sales) of marketable securities of $19.2 million, and an increase in restricted cash of $9.0 million. During 2005 capital expenditures are expected to aggregate approximately $150 million, primarily used for manufacturing expansion and upgrades, product development and updating our information technology systems.
      Cash provided by financing activities was $51.4 million for the twelve months ended December 25, 2004. Primarily this represented increased borrowings of $49.7 million net of transaction fees from the new asset backed borrowing facility, $45.0 million drawing on the manufacturing facility loan in Suzhou, China, $9.7 million drawing on the second Economic Development Board loan and $19.4 million received upon the issuance of common stock through our employee stock purchase plan and options exercised. This was partially offset by repayments of $50.0 million on our previous asset-backed borrowing, $14.1 million in amortization of capital lease obligations and payment of $7.8 million on the Economic Development Board loan.
      We believe that our existing cash and cash equivalents, short-term investment and capital resources, together with cash generated from operations and available borrowing capacity will be sufficient to fund our operations through at least the next twelve months. We expect that our liquidity will be impacted by continuing losses during 2005. We require substantial capital to fund our business, particularly to fund operating losses and to invest in property, plant and equipment. If we need additional capital, there can be no assurance that such additional financing can be obtained, or that it will be available on satisfactory terms. See discussion below under the heading “Certain Factors Affecting Future Performance.” Our ability to generate cash and achieve profitable operations will depend on, among other things, demand in the hard disk drive market for our products and pricing conditions.
Contractual Obligations
      Payments due under known contractual obligations as of December 25, 2004 are reflected in the following table (in thousands):

					More than
		Less than		3-5 Years	5 Years
	Total	1 Year	1-3 Years	(1)(2)	(1)(2)

Long-term Debt	$459,041	$77,352	$47,378	$70,000	$264,311
Interest Payments	126,550	26,607	44,466	39,894	15,583
Capital Lease Obligations	6,090	5,209	873	8	—
Interest Payments	227	212	15	—	—
Operating Leases(3)	278,241	34,241	64,753	61,838	117,409
Purchase Obligations(4)	718,913	713,716	5,197	—	—

Total	$1,589,062	$857,337	$162,682	$171,740	$397,303

(1)	Does not include $103 million which may be borrowed under a facility in a U.S.-dollar-denominated loan, to be secured by our facilities in Suzhou, China, drawable until April 2007, and repayable in eight semi- annual installments commencing October 2007; the borrowings under this facility will bear interest at LIBOR plus 50 basis points (subject to adjustment to 60 basis points).

(2)	Does not include $67 million which we are obligated to contribute to our China subsidiary to allow drawdown under the facilities described under footnote (1).

(3)	Includes future minimum annual rental commitments, including amounts accrued as restructuring liabilities as of December 25, 2004.

(4)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. The expected timing of payment of the obligations set forth above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
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
      We have agreed to invest $200 million over the next five years to establish a manufacturing facility in Suzhou, China, and we have secured credit lines with the Bank of China for up to $133 million to be used for the construction and working capital requirements of this operation. The remainder of our commitment will be satisfied primarily with the transfer of manufacturing assets from Singapore or from our other manufacturing site. MTS has drawn down $60 million as of December 2004. MTS is required to maintain a maximum liability to assets ratio and a minimum earnings to interest expense ratio, the first ratio to be tested annually commencing in December 2004 and the latter ratio to be tested annually commencing in December 2005. MTS is in compliance with all covenants as of December 25, 2004.
      In September 2003, MPS entered into a second four-year 52 million Singapore dollar loan agreement with the Economic Development Board of Singapore (the “Board”) at 4.25% which is amortized in seven equal semi-annual installments ending December 2007. As of December 25, 2004, the balance was 52.0 million Singapore dollars, equivalent to $27.1 million. This loan is supported by a guaranty from a bank. Cash is currently provided as collateral for this guaranty; $18.1 million was recorded as other assets and the remaining $9.0 million was recorded as restricted cash. However, we may at our option substitute other assets as security. MPS is required to invest a certain level of capital by 2006 as defined in the loan agreement. The Company believes that MPS is able to meet this required level of investment.
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
      On June 24, 2004, we entered into a one-year receivable-backed borrowing arrangement of up to $100 million with one financial institution collateralized by all United States and Canadian accounts receivable. In the arrangement we use a special purpose subsidiary to purchase and hold all of our United States and Canadian accounts receivable. This special purpose subsidiary has borrowing authority up to $100 million based upon eligible United States and Canadian accounts receivable. The special purpose subsidiary is consolidated for financial reporting purposes. The transactions under the arrangement are accounted for as short term borrowings and remain on our consolidated balance sheet. As of December 25, 2004 we had borrowed $50 million under the arrangement (subject to transaction fees); and the interest rate was LIBOR plus 3% and $151.2 million of United States and Canadian receivables were pledged under this arrangement and remain on our consolidated balance sheet. The terms of the facility require compliance with operational covenants and several financial covenants, including requirements to maintain agreed-upon levels of liquidity and for a dilution-to-liquidation ratio, an operating income (loss) before depreciation and amortization to long-term debt ratio and certain other tests relating to the quality and nature of the financed receivables. A violation of these covenants will result in an early amortization event that will cause a prohibition on further payments and distributions to us from the special purpose subsidiary until the facility has been repaid in full. Based on the Company’s experience with collections on receivables the Company does not believe that repayment would take longer than 30 days. However, early amortization events under the facility generally will not cause an event of default under the Company’s convertible senior notes due 2010 and the Company does not believe that such an event or the lack of borrowing availability under this facility would have a material adverse effect on the Company’s liquidity.

      In December 2004, the liquidity covenant and covenant regarding the ratio of operating income (loss) before depreciation and amortization to long-term debt were amended in order to assure compliance based on actual and projected operating results. On February 7, 2005, the Company reported to the lender that, as of January 31, 2005, it was not in compliance with the financial covenant under the facility setting a maximum amount for the ratio of dilution-to-liquidation of our accounts receivable. The dilution-to-liquidation ratio compares the amount of returns, discounts, credits, offsets, and other reductions to the Company’s existing accounts receivable to collections on accounts receivable over specified periods of time. On February 11, 2005, the Company entered into an agreement with the lender providing that it would temporarily forbear from exercising rights and remedies available to it as a result of the occurrence of the early amortization event under the facility caused by the Company’s noncompliance with this covenant as of January 31, 2005. On March 4, 2005, the Company and the lender entered into a second amendment to the facility documents providing that the lender will permanently forbear from exercising rights and remedies as a result of that early amortization event, and providing for an increase to the permitted maximum level of the dilution-to-liquidation ratio to assure future compliance based on actual and projected operating results. In connection with the second amendment, the Company and the lender also agreed to increase the annual interest rate under the facility by 0.75%, to LIBOR plus 3.75%, during any period when the dilution-to-liquidation ratio exceeds the pre-amendment level. As a result, the Company is currently in compliance with all operational and financial covenants under the facility.

New Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123(R) will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123(R). We have not yet determined which fair-value method and transitional provision we will follow. However, we expect that the adoption of SFAS 123(R) will have a significant impact on our results of operations. We do not expect the adoption of SFAS 123(R) will impact our overall financial position. See Stock-Based Compensation in note 1 of the Notes to Consolidated Financial Statements for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of Statement of Financial Accounting Standard No. 123 (“SFAS 123”). However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123(R) may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets,” (“SFAS 153”), an amendment of APB Opinion No. 29 “Accounting for Nonmonetary Transactions.” This statement was the result of a joint effort by the FASB and the International Accounting Standards Board (“IASB”) to improve financial reporting by eliminating certain narrow differences between their existing standards. One such difference was the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 153 will have a material effect on its financial statements.

      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“SFAS 151”). The FASB issued SFAS 151 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement was a result of joint effort by the FASB and IASB to improve financial reporting by eliminating certain narrow differences between their existing standards. One such difference was the accounting for abnormal inventory costs. Both the FASB and IASB agree that abnormal expenses should be recognized in the period in which they are incurred; however wording in ARB No. 43, Chapter 4, “Inventory Pricing,” led to inconsistent application of that principle. As such, this statement requires that these items be recognized as current period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a material effect on its financial statements.
      In December 2004, the FASB staff issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” to provide guidance on the application of Statement of Accounting Standards No. 109 to the provision within the “American Jobs Creation Act of 2004” that provides tax relief to U.S. domestic manufacturers. The Company does not believe that it will exercise the provisions of FSP No. FAS 109-1.
      In March 2004, the Emerging Issues Task Force reached a consensus on recognition and measurement guidance previously discussed under Emerging Issues Task Force No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application To Certain Investments” (“EITF 03-01”). The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS 115 and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FSP that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF No. 03-01. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. The Company will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

SUPPLEMENTAL FINANCIAL INFORMATION
Unaudited Quarterly Results of Operations

	Three Months Ended

	March 29,	June 28,	September 27,	December 27,	March 27,	June 26,	September 25,	December 25,
	2003	2003	2003	2003	2004	2004	2004	2004

	(In thousands, except share and per share amounts)
Net revenues	$938,889	$910,903	$1,065,531	$1,171,120	$1,019,688	$818,254	$927,204	$1,031,182
Gross profit	171,847	149,246	182,425	197,535	155,063	73,786	59,524	84,006
Income (loss) from continuing operations	27,408	6,196	29,887	36,969	9,163	(26,098)	(94,781)	(70,203)
Income (loss) from discontinued operations	—	—	—	2,211	—	—	—	—

Net income (loss)	$27,408	$6,196	$29,887	$39,180	$9,163	$(26,098)	$(94,781)	$(70,203)

Net income (loss) per share — basic Continuing operations	$0.11	$0.03	$0.12	$0.15	$0.04	$(0.11)	$(0.38)	$(0.28)
Discontinued operations	—	—	—	0.01	—	—	—	—

Total	$0.11	$0.03	$0.12	$0.16	$0.04	$(0.11)	$(0.38)	$(0.28)

Net income (loss) per share — diluted Continuing operations	$0.11	$0.03	$0.12	$0.14	$0.04	$(0.11)	$(0.38)	$(0.28)
Discontinued operations	—	—	—	0.01	—	—	—	—

Total	$0.11	$0.03	$0.12	$0.15	$0.04	$(0.11)	$(0.38)	$(0.28)

Shares used in per share calculation:
Basic	243,634,139	241,120,075	241,618,320	245,439,935	246,590,255	247,367,176	248,728,113	250,026,784
Diluted	246,866,117	245,259,831	252,343,682	256,714,105	256,960,154	247,367,176	248,728,113	250,026,784

CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

We have a history of significant losses.
      We have a history of significant losses. In the last five fiscal years, we were profitable in only fiscal years 2000 and 2003. For the year ended December 25, 2004, our net loss was $181.9 million. As of December 25, 2004, we had an accumulated deficit of $1,788.4 million. We are projecting a loss for the first fiscal quarter of 2005 and may continue to experience losses in the future.

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
      The desktop computer market segment and the overall hard disk drive market are intensely competitive even during periods when demand is stable. We compete primarily with manufacturers of 3.5-inch hard disk drives, including Fujitsu, Hitachi Global Storage, Samsung, Seagate Technology and Western Digital. Many of our competitors historically have had a number of significant advantages, including larger market shares, a broader product line, preferred vendor status with customers, extensive name recognition and marketing power, and significantly greater financial, technical and manufacturing resources. Some of our competitors make many of their own components, which may provide them with benefits including lower costs. Others may themselves or through affiliated entities produce complete computer or other systems that contain disk drives or other information storage products, enabling them to the ability to determine pricing for complete systems without regard to the margins on individual components. In addition, because components other than disk drives generally contribute a greater portion of the operating margin on a complete system than do disk drives, these manufacturers of complete systems do not necessarily need to realize a profit on the disk drives included in a system. Our competitors may also:

•	consolidate or establish strategic relationships to lower their product costs or to otherwise compete more effectively against us;

•	lower their product prices to gain market share;

•	sell their products with other products to increase demand for their products;

•	develop new technology which would significantly reduce the cost of their products;

•	get to the market with the next generation product faster or ramp more effectively; or

•	offer more products than we do and therefore enter into agreements with customers to supply hard disk drives as part of a larger supply agreement.
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
      A significant portion of our products is sold to desktop computer and Intel-based server manufacturers or to their subcontractors. These manufacturers select or qualify their hard disk drive suppliers, either directly or through their subcontractors, based on quality, storage capacity, performance and price. Manufacturers typically seek to qualify two or more suppliers for each hard disk drive product generation. To qualify consistently, and thus succeed in the desktop and Intel-based server hard disk drive industry, we must consistently be among the first-to-market introduction and first-to-volume production at leading storage capacities per disk, offering competitive prices and high quality. Once a manufacturer or subcontractor has chosen its hard disk drive suppliers for a given desktop computer or Intel-based server product, it often will purchase hard disk drives from those suppliers for the commercial lifetime of that product line. It is, however, possible to fail to maintain a qualification due to quality or yield issues. If we miss a qualification opportunity or cease to be qualified due to yield or quality issues, we may not have another opportunity to do business with that manufacturer or subcontractor until it introduces its next generation of products. The effect of missing a product qualification opportunity is magnified by the limited number of high-volume manufacturers of personal computers and Intel-based servers. If we do not reach the market or deliver volume production in a timely manner, we may not qualify our products and may need to deliver lower margin, older products than required in order to meet our customers’ demands. In such case, our business, financial condition and operating results would be adversely affected. In addition, continuing developments in technology cause a need for us to continuously manage product transitions, including a need to qualify new products or qualify improvements to existing products. Accordingly, if we are unable to manage a product transition effectively, including the introduction, production or qualification of any new products or product improvements, our business and results of operations could be negatively affected.

Because we are substantially dependent on desktop computer drive sales, a decrease in the demand for desktop computers could reduce demand for our products.
      Our revenue growth and profitability depend significantly on the overall demand for desktop computers and related products and services. Because we sell a significant portion of our products to the desktop segment of the personal computer industry, we will be affected more by changes in market conditions for desktop computers than a company with a broader range of products. End-user demand for the computer systems that contain our hard disk drives has historically been subject to rapid and unpredictable fluctuations. Demand in general for our products may be reduced by the shift to smaller form factor rigid disk drives caused by increased sales of notebook computers. Any decrease in the demand for desktop computers could reduce the demand for our products, harming our business, financial condition and operating results.

The loss of one or more significant customers or a decrease in their orders of products would cause our revenues to decline.
      We sell most of our products to a limited number of customers. For the fiscal year ended December 25, 2004, although none of our customers accounted for 10% or greater of our total revenue, our top five customers accounted for approximately 35.5% of our revenue. We expect that a relatively small number of customers will continue to account for a significant portion of our revenue, and the proportion of our revenue from these customers could continue to increase in the future. These customers have a wide variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product for a given customer, the customer generally will not be obligated to purchase any minimum volume of product from us and generally will be able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer or if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, our business, financial condition and operating results could suffer. Mergers, acquisitions, consolidations or other significant transactions involving our significant customers may adversely affect our business and operating results.

Our efforts to improve operating efficiencies through restructuring activities may not be successful, and the actions we take to this end could limit our ability to compete effectively.
      We have taken, and continue to take, various actions to attempt to improve operating efficiencies at Maxtor through restructuring. These activities have included closures and transfers of facilities and significant personnel reductions. For example, in our third fiscal quarter of 2004, we transitioned our manufacturing of our server products from MKE to our facilities in Singapore, began volume shipments of some of our desktop products from our new manufacturing plant in Suzhou, China and completed a reduction in force that affected approximately 377 positions and involved the closures of certain facilities. In the fourth quarter of 2004 we announced plans to reduce our U.S. headcount by up to 200 persons in 2005, to move manufacturing of additional desktop products from Singapore to China, consolidating our Singapore manufacturing into one facility by the end of 2005, and plans to relocate the majority of our media production to Asia starting in 2006. We continue to look at opportunities for further cost reductions, which may result in additional restructuring activities in the future. We cannot assure you that our efforts will result in the increased profitability, cost savings or other benefits that we expect. Many factors, including reduced sales volume and average selling prices, which have impacted gross margins in the past, and the addition of, or increase in, other operating expenses, may offset some or all of our anticipated or estimated savings. Moreover, the reduction of personnel and closure and transfers of facilities may result in disruptions that affect our products and customer service. In addition, the transfer of manufacturing capacity of a product to a different facility frequently requires qualification of the new facility by some of our OEM customers. We cannot assure you that these activities and transfers will be implemented on a cost-effective basis without delays or disruption in our production and without adversely affecting our customer relationships and results of operations. Each of the above measures could have long-term adverse effects on our business by reducing our pool of technical talent, decreasing our employee morale, disrupting our production schedules or impacting the quality of products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could adversely affect our business and operating results.

If we do not expand into new hard drive markets, our revenues will suffer.
      To remain a significant supplier of hard disk drives to major manufacturers of personal computers and Intel-based servers, we will need to offer a broad range of hard disk drive products to our customers. Although almost all of our current products are designed for the desktop computer and the Intel-based server markets, demand in these markets may shift to products we do not offer or volume demand may shift to other markets. Such markets may include laptop computers or handheld consumer products, which none of our products currently serves. Many other hard disk drives suppliers compete in these additional parts of the market, including Cornice, Inc., Fujitsu, Hitachi Global Storage, GS Magicstor Inc., Samsung, Seagate Technology, Toshiba and Western Digital, and because these competitors compete in a broader range of the market, they may not be as impacted by declines in demand or average selling prices in desktop products. Improvements in areal density and increases in sales of notebook computers are resulting in a shift to smaller form factor rigid disk drives for an expanding number of applications, including enterprise storage, personal computers and consumer electronic devices. We will need to successfully develop and manufacture new products that address additional hard disk drive market markets or competitors’ technology or feature development to remain competitive in the hard disk drive industry. We recently delayed our planned introduction of a 2.5-inch product by canceling our 2.5-inch development program and although we are accelerating our development efforts in the small form factor market there can be no assurance that we will successfully develop and introduce a small form factor product in a timely fashion. If we do not suitably adapt our technology and product offerings to successfully develop and introduce additional smaller form factor rigid disk drives, we may not be able to effectively compete and our business may suffer. Products using alternative technologies, such as optical storage, semiconductor memory and other storage technologies, may also compete with hard disk drive products in such markets.

If we do not successfully introduce new products or experience product quality problems, our revenues will suffer.
      While we continually develop new products, the success of our new product introductions is dependent on a number of factors, including market acceptance, our ability to manage the risks associated with product transitions, and the risk that our new products will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. We cannot assure you that we will avoid technical or other difficulties that could delay or prevent the successful development, introduction or marketing of new hard disk drives. Any failure to successfully develop and introduce new products for our existing customers, or any quality problems with newly introduced products, could result in loss of customer business or require us to deliver older, lower margin product not targeted effectively to customer requirements, which in turn could adversely affect our business, financial condition and operating results.

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
      Our significant OEM customers have a subcontractor model that requires us to contract directly with companies that provide manufacturing services for personal computer manufacturers. This exposes us to increased credit risk because these subcontractors are generally not as well capitalized as personal computer manufacturers, and our agreements with our customers may not permit us to increase our prices to compensate for this increased credit risk. Any credit losses would increase our operating costs, which could cause our operating results to suffer. Moreover, the subcontractor will often negotiate for lower prices than have been agreed with the OEM customer, resulting in reduced profits to us.

If we fail to match production with product demand or to manage inventory, our operating results could suffer.
      We base our inventory purchases and commitments on forecasts from our customers, who are not obligated to purchase the forecast amounts. If actual orders do not match our forecasts, or if any products become obsolete between order and delivery time, we may have excess or inadequate inventory of our products. In addition, our significant OEM customers have adopted build-to-order manufacturing models, just-in-time inventory management processes or customized product features that require us to maintain inventory at or near the customer’s production facility. These policies have complicated inventory manage-

ment strategies that make it more difficult to match manufacturing plans with projected customer demand and cause us to carry inventory for more time and to incur additional costs to manage inventory which could cause our operating results to suffer. If we fail to manage inventory of older products as we or our competitors introduce new products with higher areal density, we may have excess inventory. Excess inventory could materially adversely affect our operating results and cause our operating results to suffer.

We are subject to new environmental legislation enacted by the European Union, if we do not comply our sales could be adversely impacted.
      The European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”). RoHS prohibits the use of certain substances, including lead, in certain products, including hard disk drives, sold after July 1, 2006. We will need to ensure that we can manufacture compliant products, and that we can be assured a supply of compliant components from suppliers. If we fail to timely provide RoHS compliant products, our European customers may refuse to purchase our products, and our business, financial condition and operating results could suffer.

Because we purchase a significant portion of our parts from a limited number of third party suppliers, we are subject to the risk that we may be unable to acquire quality components in a timely manner, and these component shortages could result in delays of product shipments and damage our business and operating results.
      We depend on a limited number of qualified suppliers for components and subassemblies, including recording heads, media and integrated circuits. Currently, we purchase recording heads from two sources, digital signal processors/controllers from one source and spin/servo integrated circuits from two sources. We are in the process of developing a two-vendor supply strategy for digital signal processors/controllers, but we cannot assure you that such a transition would be successful or that the resulting model would be more effective than our current one-vendor model. Our primary media supplier, MMC, is a division of Maxtor, but cannot supply all of our media needs, and therefore we are still required to purchase approximately 50% of our media from an outside source. If one or more of our suppliers who provide sole or limited source components encounters business difficulties or ceases to sell components to us for any reason, we could have immediate shortages of supply for those components. If we cannot obtain sufficient quantities of high-quality parts when needed, product shipments would be delayed and our business, financial condition and operating results could suffer. We cannot assure you that we will be able to obtain adequate supplies of critical components in a timely and economic manner, or at all.

We purchase most of our components from third party suppliers, and may have higher costs or more supply chain risks than our competitors who are more vertically integrated.
      Unlike some of our competitors, we do not manufacture any of the parts used in our products other than about 50% of our media needs, which we purchase from our division, MMC. Instead, our products incorporate parts and components designed by and purchased from third party suppliers. As a result, the success of our products depends on our ability to gain access to and effectively integrate parts and components that use leading-edge technology. To do so we must effectively manage our relationships with our strategic component suppliers. We must also effectively integrate different products from a variety of suppliers and manage difficult scheduling and delivery problems and in some cases we must incur higher delivery costs for components than incurred by our competitors.
      Some required parts may be periodically in short supply. As a result, we will have to allow for significant ordering lead times for some components. Furthermore, in the event that these suppliers cannot qualify to new leading-edge technology specifications, our ramp up of production for the new products will be delayed, reducing opportunities to lower component and manufacturing costs and lengthening product life cycles. In addition, we may have to pay significant cancellation charges to suppliers if we cancel orders for components because we reduce production due to market oversupply, reduced demand, transition to new products or technologies or for other reasons. We order the majority of our components on a purchase order basis and we have limited long-term volume purchase agreements with only some of our existing suppliers. If we are unable to successfully manage the access to and integration of parts obtained from third party suppliers, our business, financial condition and operating results could suffer.

If we encounter any problems in qualifying our new China manufacturing facility for production with any of our major OEM customers, or we have difficulties with transition of manufacturing to China or a disaster occurs at one of our plants, our business, financial condition and operating results could suffer.
      Our Maxtor-owned facilities in Singapore and China are our only current sources of production for our hard disk drive products. Our division, MMC, manufactures about 50% of our media needs out of its facilities in California. Our new manufacturing facility in China is intended to provide us with a low-cost manufacturing facility. The China facility has begun volume shipments, has begun to ramp production and has been qualified for production by most of our OEM customers. We are planning to transition the manufacturing of more desktop products from Singapore to China during 2005. To successfully expand our China manufacturing operation, we need to recruit and hire a substantial number of employees, including both direct labor and key management personnel in China. Any delay or difficulty in qualifying our China facility’s production of various products with our customers, or any difficulties or delay in recruiting, hiring or training personnel in China, could interfere with the planned ramp in production at the facility, which could harm our business, financial condition and operating results. We are also planning to consolidate our manufacturing in Singapore into one facility by early 2006 and to relocate the majority of our media production to Asia starting in 2006. Any difficulties or delays encountered in these transitions may adversely impact our business. In addition, a tsunami, flood, earthquake, political instability, act of terrorism or other disaster or condition in Singapore or China that adversely affects our facilities or ability to manufacture our hard disk drive products could significantly harm our business, financial condition and operating results.

We are subject to risks related to product defects, which could subject us to warranty claims in excess of our warranty provision or which are greater than anticipated due to the unenforceability of liability limitations.
      Our products may contain defects. We generally warrant our products for one to five years. The standard warranties used by us and Quantum HDD contain limits on damages and exclusions of liability for consequential damages and for negligent or improper use of the products. We establish a warranty provision at the time of product shipment in an amount equal to estimated warranty expenses. We may incur additional operating expenses if these steps do not reflect the actual cost of resolving these issues, and if any resulting expenses are significant, our business, financial condition and results of operations will suffer.

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
      Our new manufacturing plant in China began volume shipments in the second half of 2004. We also intend to expand our presence in the distribution channels serving China. Our business, financial condition and operating results may be adversely affected by changes in the political, social or economic environment in China. Under its current leadership, China has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the Chinese government will continue to pursue such policies or that such policies will not be significantly altered from time to time without notice. In addition, Chinese credit policies may fluctuate from time to time without notice and this fluctuation in policy may adversely impact our credit arrangements. Any changes in laws and regulations, or their interpretation, the imposition of surcharges or any material increase in Chinese tax rates, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our ability to conduct business and operate our planned manufacturing facility in China. Chinese policies toward economic liberalization, and, in particular, policies affecting technology companies, foreign investment and other similar matters could change. In addition, our business and prospects are dependent upon agreements and regulatory approval with various entities controlled by Chinese governmental instrumentalities. Our operations and prospects in China would be materially and adversely affected by the failure of such governmental entities to grant necessary approvals or honor existing contracts. If breached, any such contract might be difficult to enforce in China. The legal system of China relating to corporate organization and governance, foreign investment, commerce, taxation and trade is both new and continually evolving, and currently there can be no certainty as to the application of its laws and regulations in particular instances. Our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our business ventures in China are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important financial and operational information regarding these ventures. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and operating results. Further, our intellectual property protection measures may not be sufficient to prevent misappropriation of our technology in China. The Chinese legal system does not protect intellectual property rights to the same extent as the legal system of the United States and effective intellectual property enforcement may be unavailable or limited. If we are unable to adequately protect our proprietary information and technology in China, our business, financial condition and operating results could be materially adversely affected.

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

The asset-backed credit facility of up to $100 million has certain financial covenants with which we will have to comply to use the facility.
      On June 24, 2004, we entered into a one-year asset-backed credit facility for up to $100 million with one financial institution. The facility uses a special purpose subsidiary to purchase and hold all of our United States and Canadian accounts receivable. This special purpose subsidiary may borrow up to $100 million secured by eligible purchased receivables, and uses such borrowed funds and collections from the receivables to purchase additional receivables from us and to make other permitted distributions to us. This special purpose subsidiary is consolidated for financial reporting purposes, and its resulting liabilities appear on our consolidated balance sheet as short-term debt. The terms of the facility require compliance with operational covenants and several financial covenants, including requirements to maintain agreed-upon levels of liquidity and for a dilution-to-liquidation ratio, an operating income (loss) before depreciation and amortization to long-term debt ratio and certain other tests relating to the quality and nature of the financed receivables. In December 2004, the liquidity covenant and covenant regarding the ratio of operating income (loss) before depreciation and amortization to long-term debt were amended in order to assure compliance based on actual and projected operating results. On February 7, 2005, we reported to the lender that, as of January 31, 2005, we were not in compliance with a financial covenant under the facility setting a maximum amount for the ratio of dilution-to-liquidation of our accounts receivable. The dilution-to-liquidation ratio compares the amount of returns, discounts, credits, offsets, and other reductions to our existing accounts receivable to collections on accounts receivable over specified periods of time. On February 11, 2005, we entered into an agreement with the lender providing that it would temporarily forbear from exercising rights and remedies available to it as a result of the occurrence of the early amortization event under the facility caused by our noncompliance with this covenant as of January 31, 2005. On March 4, 2005, the Company and the lender entered into a second amendment to the facility documents providing that the lender will permanently forbear from exercising rights and remedies as a result of that early amortization event, and providing for an increase to the permitted maximum level of the dilution-to-liquidation ratio. In connection with the second amendment, the Company and the lender also agreed to increase the annual interest rate under the facility by 0.75%, to LIBOR plus 3.75%, during any period when the dilution-to-liquidation ratio exceeds the pre-amendment level. As a result, the Company is currently in compliance with all operational and financial covenants under the facility. A violation of the financial covenants will result in an early amortization event that will cause a prohibition on further payments and distributions to us from the special purpose subsidiary until the facility has been repaid in full. Based on our experience with collections on receivables we do not believe that repayment would take longer than 30 days. However, early amortization events under the facility generally will not cause an event of default under our convertible senior notes due 2010 and we do not believe that such an event or the lack of borrowing availability under this facility would have a material adverse effect on our liquidity.

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
      Our success depends upon the continued contributions of our executives and other key employees, many of whom would be extremely difficult to replace. The loss of the services of one or more of our key senior executive officers could also affect our ability to successfully implement our business objectives which could slow the growth of our business and cause our operating results to decline. Like many other technology companies, we have implemented workforce reductions that in some cases resulted in the termination of key employees who have substantial knowledge of our business. In addition, we have experienced significant turnover of our senior management over the last two years. These and any future workforce reductions may also adversely affect the morale of, and our ability to retain, employees who have not been terminated, which may result in the further loss of key employees. We do not have key person life insurance on any of our personnel. Worldwide competition for experienced executives and finance personnel and other skilled employees in the hard disk drive industry is extremely intense. If we are unable to retain existing employees or to hire and integrate new employees, our business, financial condition and operating results could suffer. In addition, companies in the hard disk drive industry whose employees accept positions with competitors often claim that the competitors have engaged in unfair hiring practices. We may be the subject of such claims in the future as we seek to hire qualified personnel and we could incur substantial costs defending ourselves against those claims.

We have experienced significant turnover of senior management, our current executive management team has been together for a limited time and we are continuing to hire new senior executives, and these changes may impact our ability to develop strategic plans or to execute effectively on our business objectives, which could adversely impact our business and operating results.
      Throughout 2003 and 2004, we announced a series of changes in our management that included the departure of many senior executives and appointment of a number of the members of our current senior management team. We have had three chief executive officers and five chief financial officers since the beginning of 2003. Many of our senior executives joined us in late 2004, and we may continue to make additional changes to our senior management team. Both our Chief Executive Officer Dr. C.S. Park and our President and Chief Operating Officer Michael Wingert were appointed in November 2004, though each had served us in different capacities since the mid-90s. Our Chief Financial Officer Duston Williams was appointed in December 2004. Our Executive Vice President, Operations Fariba Danesh was appointed in September 2004. Our Senior Vice President, Worldwide Sales Kurt Richarz was promoted to this position in February 2005, although he has served in senior sales executive positions with the Company since July 2002. Because of these changes, our current senior executive team has not worked together as a group for a significant length of time. If our new management team is unable to work together effectively to implement our strategies and manage our operations and accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired.

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
      On January 27, 2003, the European Union adopted the Waste Electrical and Electronic Equipment Directive (“WEEE”) The WEEE directive will alter the manner in which electronic equipment is handled in the European Union. Ensuring compliance with the WEEE directive could result in additional costs and disruption to operations and logistics and thus, could have a negative impact on our business, operations and financial condition. The directive will be phased-in gradually, with most obligations becoming effective on August 13, 2005.

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
      The market price of our common stock and the number of shares traded each day have varied greatly. Such fluctuations may continue due to numerous factors, including:

•	quarterly fluctuations in operating results;

•	announcements of new products by us or our competitors such as products that address additional hard disk drive markets;

•	gains or losses of significant customers;

•	changes in stock market analysts’ estimates;

•	the presence of short-selling of our common stock;

•	sales of a high volume of shares of our common stock by our large stockholders;

•	events affecting other companies that the market deems comparable to us;

•	general conditions in the semiconductor and electronic systems industries; and

•	general economic conditions in the United States and abroad.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.
      Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in February 2005 the Company determined that two purchase accounting entries recorded in connection with the 2001 acquisition of the Quantum HDD business required correction. The first correction related to the fact that at the time of the acquisition, sufficient deferred tax assets were available to offset the $196.5 million deferred tax liability recorded as part of the acquisition and accordingly a reduction in the Company’s deferred tax asset valuation allowance should have been recorded rather than recognition of additional goodwill. The second correction related to the reversal of $13.8 million of a restructuring reserve associated with the acquisition to reflect discounting to present value of liabilities associated with such accrual. These errors were first discovered and brought to the attention of management by PricewaterhouseCoopers LLP in connection with their work on the audit for fiscal 2004. The Company restated its consolidated financial statements for each of the three years in the period ended December 27, 2003 by filing a Form 10-K/ A for the year ended December 27, 2003 to correct these errors.
      The Company also recorded two adjustments identified by PricewaterhouseCoopers LLP in connection with their interim review of the Company’s third fiscal quarter of 2004 results and the preparation of the Form 10-Q for such quarter. These adjustments addressed the fact that the Company’s severance accrual computations omitted future severance payments for certain personnel who had been notified of termination under the Company’s announced restructuring plan and also the fact that the Company had failed to apply the appropriate discount rate to the facility accrual associated with the Company’s restructuring activities. The impact of these two adjustments did not require the restatement of any of the Company’s financial statements.
      The ineffective control over the application of generally accepted accounting principles in relation to complex, non-routine transactions in the financial reporting process could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management has determined that this control deficiency constituted a material weakness as of December 25, 2004. Because of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 25, 2004, based on criteria in Internal Control — Integrated Frameworkissued by the COSO. The Company’s management has identified the steps necessary to address the material weakness described above, and has begun to execute remediation plans, as discussed in “Section 9A. Controls and Procedures” of this Report. The Company believes that these corrective actions, taken as a whole, have mitigated the control deficiencies with respect to our preparation of this Report and that these measures have been effective to ensure that information required to be disclosed in this Report has been recorded, processed, summarized and reported correctly. The Company is in the process of developing procedures for the testing of these controls to determine if the material weakness has been remediated and expects that testing of these controls will be substantially completed by the end of our fiscal first quarter.
      Any failure to implement and maintain the improvements in the controls over our financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address these identified weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and proposed changes in accounting for equity compensation could adversely affect earnings.
      We have historically used stock options and other forms of equity-related compensation as key components of our total employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of our employee stock options have had exercise prices in excess of our stock price, which could affect our ability to retain or attract present and prospective employees. In addition, the Financial Accounting Standards Board and other agencies have proposed changes to accounting principles generally accepted in the United States that would require Maxtor and other companies to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, new regulations implemented by the New York Stock Exchange (“NYSE”) prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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
      The following table presents the hypothetical changes in fair values in the financial instruments held at December 25, 2004 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The hypothetical changes assume immediate shifts in the U.S. Treasury yield curve of plus or minus 50 basis points (“bps”), 100 bps, and 150 bps.

				Fair Value
				as of
				December 25,
				2004
	+150 bps	+100 bps	+50 bps	($000)	-50 bps	-100 bps	-150 bps

Financial Instruments	$102,806	$103,192	$103,578	$103,969	$104,359	$104,761	$105,158
% Change	(1.12)%	(0.75)%	(0.38)%		0.38%	0.76%	1.14%
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

				Fair Value
				as of
				December 25,
	Valuation of Security Given X%			2004	Valuation of Security Given X%
	Decrease in the Security Price			($000)	Increase in the Security Price

Corporate equity investments	$5,021	$7,532	$8,536	$10,042	$11,548	$12,553	$15,063
% Change	(50)%	(25)%	(15)%		15%	25%	50%

Item 8.	Consolidated Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Maxtor Corporation
Consolidated Balance Sheets — December 27, 2003 and December 25, 2004	57
Consolidated Statements of Operations — Fiscal years ended December 28, 2002, December 27, 2003 and December 25, 2004	58
Consolidated Statements of Stockholders’ Equity — Fiscal years ended December 28, 2002, December 27, 2003 and December 25, 2004	59
Consolidated Statements of Cash Flows — Fiscal years ended December 28, 2002, December 27, 2003 and December 25, 2004	60
Notes to Consolidated Financial Statements	61
Report of Independent Registered Public Accounting Firm	93

Financial Statement Schedules:
The following consolidated financial statement schedule of Maxtor Corporation is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Maxtor Corporation:

Schedule II Valuation and Qualifying Accounts	101
Schedules not listed above have been omitted since they are not applicable or are not required or the information required to be set therein is included in the Consolidated Financial Statements or notes thereto.

MAXTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 27,	December 25,
	2003	2004

	(In thousands, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$530,816	$378,065
Restricted cash	37,154	24,561
Marketable securities	44,543	103,969
Restricted marketable securities	42,337	—
Accounts receivable, net of allowance of doubtful accounts of $11,220 at December 27, 2003 and $8,228 at December 25, 2004	540,943	425,528
Other receivables	37,964	40,838
Inventories	218,011	229,410
Prepaid expenses and other	38,301	36,336

Total current assets	1,490,069	1,238,707
Property, plant and equipment, net	342,679	347,934
Goodwill	635,175	496,194
Other intangible assets, net	61,619	1,450
Other assets	13,908	30,168

Total assets	$2,543,450	$2,114,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$77,037	$82,561
Accounts payable	730,056	674,947
Accrued and other liabilities	455,875	332,679

Total current liabilities	1,262,968	1,090,187
Long-term debt, net of current portion	355,809	382,570
Other liabilities	172,695	58,284

Total liabilities	1,791,472	1,531,041
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 259,246,819 shares issued and 246,001,081 shares outstanding at December 27, 2003 and 263,413,578 shares issued and 250,167,840 shares outstanding at December 25, 2004	2,592	2,634
Additional paid-in capital	2,410,082	2,429,551
Deferred stock-based compensation	(110)	—
Accumulated deficit	(1,606,451)	(1,788,370)
Cumulative other comprehensive income	10,804	4,536
Treasury stock (13,245,738 shares) at cost	(64,939)	(64,939)

Total stockholders’ equity	751,978	583,412

Total liabilities and stockholders’ equity	$2,543,450	$2,114,453

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

	(In thousands, except share and per share amounts)
Net revenues	$3,779,514	$4,086,443	$3,796,328
Cost of revenues	3,382,099	3,385,390	3,423,949

Gross profit	397,415	701,053	372,379
Operating expenses:
Research and development	401,014	354,050	323,200
Selling, general and administrative	148,486	131,703	127,932
Amortization of intangible assets	82,248	85,279	35,994
Restructuring and impairment charges	9,495	—	65,148

Total operating expenses	641,243	571,032	552.274

Income (loss) from operations	(243,828)	130,021	(179,895)
Interest expense	(26,945)	(30,604)	(32,371)
Interest income	8,012	5,160	5,255
Income from litigation	—	—	24,750
Other gain (loss)	4,370	(613)	81

Income (loss) from continuing operations before income taxes	(258,391)	103,964	(182,180)
Provision for (benefit from) income taxes	2,175	3,504	(261)

Income (loss) from continuing operations	(260,566)	100,460	(181,919)
Income (loss) from discontinued operations	(73,501)	2,211	—

Net income (loss)	$(334,067)	$102,671	$(181,919)

Net income (loss) per share — basic
Continuing operations	$(1.09)	$0.41	$(0.73)
Discontinued operations	$(0.31)	$0.01	$—

Total	$(1.40)	$0.42	$(0.73)

Net income (loss) per share — diluted
Continuing operations	$(1.09)	$0.40	$(0.73)
Discontinued operations	$(0.31)	$0.01	$—

Total	$(1.40)	$0.41	$(0.73)

Shares used in per share calculation
— basic	239,474,179	243,022,694	247,671,870
— diluted	239,474,179	251,135,683	247,671,870
The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands, except share amounts)

						Cumulative
	Common Stock		Additional	Deferred		Other		Total	Comprehensive
			Paid-In	Stock-based	Accumulated	Comprehensive	Treasury	Stockholders’	Income
	Shares	Amount	Capital	Compensation	Deficit	Income	Stock	Equity	(Loss)

Balance, December 29, 2001	241,977,795	2,420	2,323,885	(3,809)	(1,375,055)	4,211	(20,000)	931,652
Net loss	—	—	—	—	(334,067)	—	—	(334,067)	$(334,067)
Unrealized loss on investments in equity securities	—	—	—	—	—	(1,834)	—	(1,834)	(1,834)

Comprehensive loss									$(335,901)

Issuance of stock under stock option plan and related benefit plans	5,529,449	55	22,422	—	—	—	—	22,477
Stock-based compensation	—	—	2,946	2,616	—	—	—	5,562

Balance, December 28, 2002	247,507,244	2,475	2,349,253	(1,193)	(1,709,122)	2,377	(20,000)	623,790
Net income	—	—	—	—	102,671	—	—	102,671	$102,671
Unrealized gain on investments in equity securities	—	—	—	—	—	8,427	—	8,427	8,427

Comprehensive income									$111,098

Issuance of stock under stock option plan and related benefit plans	11,739,575	117	60,989	—	—	—	—	61,106
Stock-based compensation	—	—	(160)	1,083	—	—	—	923
Treasury shares repurchased at cost	—	—	—	—	—	—	(44,939)	(44,939)

Balance, December 27, 2003	259,246,819	$2,592	$2,410,082	$(110)	$(1,606,451)	$10,804	$(64,939)	$751,978
Net loss	—	—	—	—	(181,919)	—	—	(181,919)	$(181,919)
Unrealized loss on investments in equity securities	—	—	—	—	—	(6,268)	—	(6,268)	(6,268)

Comprehensive loss									$(188,187)

Issuance of stock under stock option plan and related benefit plans	4,166,759	42	19,343	—	—	—	—	19,385
Stock-based compensation	—	—	126	110	—	—	—	236

Balance, December 25, 2004	263,413,578	$2,634	$2,429,551	$—	$(1,788,370)	$4,536	$(64,939)	$583,412

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

	(In thousands)
Cash Flows from Operating Activities:
Net income (loss) from continuing operations	$(260,566)	$100,460	$(181,919)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities
Depreciation and amortization	155,829	156,639	146,020
Amortization of goodwill and other intangible assets	82,248	85,279	35,994
Intangible asset impairment	—	—	24,175
Amortization of deferred compensation related to Quantum DSS restricted shares	4,103	—	—
Stock-based compensation expense	5,562	923	236
Restructuring charge	9,495	—	24,502
Loss on sale of property, plant and equipment and other assets	2,568	3,235	1,729
Loss on asset revaluation	—	—	7,776
Loss on program cancellation	—	—	780
Gain on retirement of bond	(2,832)	(163)	—
Loss on redemption of pro rata portion of Quantum Corporation’s bond	—	951	—
Realized loss on investment	(1,307)	—	—
Change in assets and liabilities:
Accounts receivable	19,783	(216,068)	115,415
Other receivables	(2,400)	825	(2,874)
Inventories	5,587	(42,466)	(11,399)
Prepaid expenses and other assets	10,093	11,358	11,520
Accounts payable	45,336	89,040	(54,021)
Accrued and other liabilities	(70,711)	(29,948)	(122,330)

Net cash provided by (used in) operating activities from continuing operations	2,788	160,065	(4,396)
Net cash used in discontinued operations	(31,578)	(7,948)	(798)

Net cash provided by (used in) operating activities	(28,790)	152,117	(5,194)
Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	277	348	755
Purchase of property, plant and equipment	(139,080)	(131,876)	(171,579)
Change in restricted cash and marketable securities	41,882	19,593	(8,983)
Proceeds from sale of marketable securities	171,447	55,953	57,969
Purchase of marketable securities	(92,063)	(56,911)	(77,113)

Net cash used in investing activities	(17,537)	(112,893)	(198,951)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, including short-term borrowings	—	259,428	54,655
Principal payments of debt including short-term borrowings	(25,595)	(108,593)	(8,268)
Principal payments under capital lease obligations	(24,038)	(29,677)	(14,126)
Purchase of treasury stock at cost	—	(44,939)	—
Net proceeds from receivable-backed borrowing	—	47,823	49,748
Payment of receivable-backed borrowing	—	—	(50,000)
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	22,477	61,106	19,385

Net cash provided by (used in) financing activities	(27,156)	185,148	51,394

Net change in cash and cash equivalents	(73,483)	224,372	(152,751)
Cash and cash equivalents at beginning of year	379,927	306,444	530,816

Cash and cash equivalents at end of year	$306,444	$530,816	$378,065

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$21,839	$28,805	$28,154
Income taxes	$5,840	$1,628	$3,685
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$7,058	$5,868	$4,780
Retirement of debt in exchange for bond redemption	$5,000	$5,000	$5,000
Change in unrealized gain (loss) on investments	$(1,834)	$8,427	$(6,268)
Purchase of property, plant and equipment financed by capital lease obligations	$11,232	$7,373	$24
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
      The Company shut down its Network Systems Group (“NSG”) in 2002. Accordingly, the Company’s financial statements have been presented to reflect NSG as a discontinued operation for all periods presented. Its liabilities (no remaining assets) have been segregated from continuing operations in the accompanying Consolidated Balance Sheet as of December 25, 2004 and December 27, 2003 and its operating results have been segregated and reported as discontinued operations in the accompanying Consolidated Statements of Operations.
      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal year 2004 ended on December 25, 2004, fiscal year 2003 ended on December  27, 2003 and fiscal year 2002 ended on December 28, 2002. Fiscal years 2004, 2003 and 2002 each comprised 52 weeks. All references to years in these Notes to Consolidated Financial Statements represent fiscal years unless otherwise noted.

Business
      Maxtor Corporation is a supplier of hard disk drives for desktop, enterprise and consumer electronics applications.

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

Cash and Cash Equivalents
      The Company considers all highly liquid investments with an original maturity of three months or less at time of purchase to be cash equivalents except restricted cash. Cash and cash equivalents include money market accounts, commercial paper and various deposit accounts. The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of those assets.

Restricted Cash
      The Company’s restricted cash balance was $24.6 million at December 25, 2004. The total restricted amount was pledged as collateral for certain stand-by letters of credit issued by commercial banks. These amounts are reported in the Company’s consolidated balance sheets as current depending on when the cash and marketable securities can be contractually released.

Marketable Debt and Equity Securities
      The Company’s marketable debt securities are comprised of U.S. obligations; U.S. government debt agencies; corporate debt securities; bank issues; and mortgage and asset backed securities. These marketable debt securities are carried at fair value, in accordance with Statement of Financial Accounting Standards

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). All marketable debt securities are held in the Company’s name and are managed primarily under custodial agreements with financial institutions. All of the Company’s marketable debt securities were classified as available-for-sale. Unrealized gains and losses on these investments are included in other comprehensive income (loss) and disclosed as a separate component of shareholders’ equity. Realized gains and losses on sales of all such investments are reported within the caption of “other gain (loss)” in the results of operations and computed using the specific identification method.
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
      The Company’s investments in equity and marketable securities are monitored on a periodic basis for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately-held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information and current market rates, liquidation values, the values of recent rounds of financing, or quoted market prices of comparable public companies. As of December 25, 2004 and December 27, 2003, the Company did not have any amounts included in marketable debt and equity securities associated with investments in privately-held companies. Marketable debt and equity securities, which are classified as available-for-sale, are summarized as follows, as of December 25, 2004 and December 27, 2003:

					Restricted
		Gross	Gross		Marketable
	Purchase	Unrealized	Unrealized	Aggregate	Debt
	Amortized Cost	Gains	Losses	Fair Value	Securities

	(In thousands)
2004
US Government debt securities	$72,899	$—	$(435)	$72,464	$—
Asset backed securities	9,862	—	(52)	9,810	—
Corporate debt securities	13,534	—	(39)	13,495	—
Certificate of deposits	8,200	—	—	8,200	—

Total marketable debt securities	$104,495	$—	$(526)	$103,969	$—

Equity securities	$4,980	$5,062	$	$10,042	$—

2003
US Government debt securities	$62,864	$229	$—	$63,093	$31,455
Asset backed securities	9,678	10	—	9,688	4,704
Corporate debt securities	8,841	8	—	8,849	3,778
Certificate of deposits	5,250	—	—	5,250	2,400

Total marketable debt securities	$86,633	$247	$—	$86,880	$42,337

Equity securities	$4,980	$10,556	$—	$15,536	$—

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
      Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost (computed on a first-in, first-out basis) or market. The Company writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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
      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard included provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. As a result, the Company reclassified its existing acquired assembled workforce balance to goodwill, as it does not meet the separate recognition criterion according to SFAS 142. Commencing in fiscal 2002, the Company adopted SFAS 142.

Impairment of Long-lived Assets, Including Goodwill and Other Intangibles
      The Company assesses the impairment of its long-lived assets, other identifiable intangibles and related goodwill periodically in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”). The Company also assesses the impairment of enterprise level goodwill periodically in accordance with the provision of SFAS 142.
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that goodwill. If the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will measure any impairment based on the projected discounted cash flow method using a discount rate commensurate with the risk inherent to the Company’s current business model.
      The Company completed its first step impairment analysis in the fourth quarter of 2004 and found no instances of impairment of its recorded goodwill; accordingly, the second testing step was not necessary during fiscal year 2004.

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
      Effective September 2004, the Company announced the introduction of a new warranty period for new sales extending the term to three or five years for certain products shipped to the distribution channel. Consistent with the Company’s existing accounting policies relating to product warranties, the Company revised its estimate of product warranties for sales made after the institution of the new warranty period to reflect this new warranty period; this revised estimate is reflected in its results reported for the year ended December 25, 2004.

Restructuring Liabilities, Litigation and Other Contingencies
      The Company accounts for its restructuring liabilities in connection with business combinations in accordance with Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). EITF 95-3 requires that the Company record an estimated liability if the estimated costs are not associated with or are not incurred to generate revenues of the combined entity after the consummation date and they meet certain criteria defined within EITF 95-3. The Company accounts for its restructuring liabilities initiated after December 31, 2002 under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exist or Disposal Activities” (“SFAS 146). During the year ended December 25, 2004, the Company recorded restructuring liabilities under SFAS 146 as described in note 13 of the Notes to Consolidated Financial Statements. The Company accounted for restructuring liabilities initiated in 2002 in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which requires the Company to record the liability resulting from estimated costs that are not associated with or do not benefit activities that will be continued. The Company accounts for litigation and contingencies in accordance with Statement of Financial Accounting Standard No. 5 (“SFAS 5”), “Accounting for Contingencies.” SFAS 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation
      The functional currency for all foreign operations is the U.S. dollar. As such, all material foreign exchange gains or losses are included in the determination of net income (loss). Net foreign exchange losses included in net income (loss) for the fiscal years ended December 28, 2002, December 27, 2003 and December 25, 2004 were immaterial.

Foreign Exchange Contracts
      Although the majority of the Company’s transactions are in U.S. dollars, the Company enters into currency forward contracts to manage foreign currency exchange risk associated with its operations primarily in Singapore dollars and Euro. From time to time, the Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. A majority of the increases or decreases in the Company’s local currency operating expenses are offset by gains and losses on the hedges. The contracts generally have maturity dates that do not exceed three months. The Company does not purchase short-term forward exchange contracts for trading purposes. There were no outstanding forward exchange contracts as of December 24, 2004 and December 27, 2003.
      The Company accounts for derivative instruments and for hedging activities in accordance with Statement of Financial Accounting Standard No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” Since the adoption of SFAS 133, the Company has elected not to designate these forward exchange contracts as accounting hedges and any changes in fair value have been recorded through the results of operations for the year ended December 25, 2004.

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
      Delivery generally occurs when product is delivered to a common carrier. Certain of the Company’s products are delivered on an FOB destination basis. The Company defers its revenue associated with these transactions until the delivery has occurred at the customers’ premises.

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
      Estimated product returns are provided in accordance with Statement of Financial Accounting Standard No. 48 (“SFAS 48”), “Revenue Recognition When Right of Return Exists.” Resellers have limited rights of return which allow them to return a percentage of the prior quarter’s purchases by these resellers. Accordingly, revenue is not recognized with respect to those shipments which management estimates will be returned. The Company believes that these estimates are reasonably accurate due to the short time period during which the Company’s resellers can return products, the limitations placed on their right to make returns, the Company’s long history of conducting business directly with resellers, the nature of the Company’s historical relationships with resellers and the weekly reporting procedures through which the Company monitors inventory levels at resellers and sales to end-users.
      When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable and establishes a specific reserve based on its assessment of collectibility of specific accounts. The Company also establishes a general reserve based on its evaluation of the general risk of uncollectibility after considering its historic bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms. Our allowance for doubtful accounts was $8.2 million as of December 25, 2004, consisting of 42% specific and 58% general reserves. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if the actual bad debts differ from the estimate, the Company would be required to record an adjustment to the allowance.

Advertising Expense
      The cost of advertising is expensed as incurred. For the years ended December 25, 2004, December 27, 2003 and December 28, 2002, advertising costs totaled $2.1 million, $2.4 million and $5.0 million, respectively. Advertising and other marketing development costs incurred by the Company’s customers and funded by the Company through purchase volume rebates are accounted for as a reduction of the revenue associated with such customers.

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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      The Company accounts for stock-based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees and related Interpretations,” and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosures” (“SFAS 148”). The Company adopted FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25” (“FIN 44”) as of July 1, 2000. FIN 44 provides guidance on the application of APB Opinion No. 25 for stock-based compensation to employees. For fixed grants, under APB Opinion No. 25, compensation expense is based on the excess of the fair value of the Company’s stock over the exercise price, if any, on the date of the grant and is recorded on a straight-line basis over the vesting period of the options, which is generally four years. For variable grants, compensation expense is based on changes in the fair value of the Company’s stock and is recorded using the methodology set out in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB 15 and APB 25” (“FIN 28”).
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
      The following proforma net income (loss) information for Maxtor’s stock options and employee stock purchase plan has been prepared following the provisions of SFAS 123 (in thousands, except per share data):

	Years Ended

	December 28,	December 27,	December 25
	2002	2003	2004

Net income (loss) applicable to common stockholders, as reported	$(334,067)	$102,671	$(181,919)
Add: Stock-based employee compensation expense included in reported net income (loss)	5,562	923	236
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	40,013	27,913	22,664

Pro forma net income (loss)	$(368,518)	$75,681	$(204,347)

Net income (loss) per share As reported — basic	$(1.40)	$0.42	$(0.73)
Pro forma — basic	$(1.54)	$0.31	$(0.83)
As reported — diluted	$(1.40)	$0.41	$(0.73)
Pro forma — diluted	$(1.54)	$0.30	$(0.83)
      For further information on assumptions used in determining the fair value stock option grants, see note 11 of the Notes to Consolidated Financial Statements.
      The proforma net income (loss) disclosures made above are not necessarily representative of the effects on pro forma net income (loss) for future years as options granted typically vest over several years and additional option grants are expected to be made in future years. Had we adopted the recognition and measurement provisions of SFAS 123 for the years ended December 28, 2002, December 27, 2003 and December 25, 2004, the stock-based employee compensation expense would have been $40.0 million, $27.9 million and $22.7 million, respectively, compared to $5.6 million, $0.9 million and $0.2 million recorded in the Company’s income statement, respectively.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income (Loss) Per Share
      Net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic net income (loss) per share is computed using the weighted average common shares outstanding during the year, which is exclusive of stock subject to future vesting. Diluted net income (loss) per share is computed using the weighted average common shares and potentially dilutive securities outstanding during the year. Potentially dilutive securities are excluded from the computation of diluted net loss per share for those presented years in which their effect would be anti-dilutive due to the Company’s net losses.

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

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

Net income (loss)	$(334,067)	$102,671	$(181,919)
Unrealized gain (loss) on investments in equity securities	495	8,567	(6,234)
Less: reclassification adjustment for realized gain (loss) included in net income (loss)	2,329	140	34

Comprehensive income (loss)	$(335,901)	$111,098	$(188,187)

Reclassifications
      Certain reclassifications have been made to prior year balances to conform to current year classifications. These reclassifications had no impact on prior year stockholders’ equity or results of operations.

Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123(R) will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123(R). The Company has not yet determined which fair-value method and transitional provision we will follow. However, it expects that the adoption of SFAS 123(R) will have a significant impact on its results of operations. The Company does not expect the adoption of SFAS 123(R) will impact its overall financial position. See Stock-Based Compensation in note 1 of the Notes to Consolidated Financial Statements for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS 123(R) may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29 “Accounting for Nonmonetary Transactions.” This statement was the result of a joint effort by the FASB and the International Accounting Standards Board (“IASB”) to improve financial reporting by eliminating certain narrow differences between their existing standards. One such difference was the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 153 will have a material effect on its financial statements.
      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” The FASB issued SFAS 151 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement was a result of joint effort by the FASB and IASB to improve financial reporting by eliminating certain narrow differences between their existing standards. One such difference was the accounting for abnormal inventory costs. Both the FASB and IASB agree that abnormal expenses should be recognized in the period in which they are incurred; however wording in ARB No. 43, Chapter 4, “Inventory Pricing,” led to inconsistent application of that principle. As such, this statement requires that these items be recognized as current period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a material effect on its financial statements.
      In December 2004, the FASB staff issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” to provide guidance on the application of Statement of Financial Accounting Standards No. 109 to the provision within the “American Jobs Creation Act of 2004” that provides tax relief to U.S. domestic manufacturers. The Company does not believe that it will exercise the provisions of FSP No. FAS 109-1.
      In March 2004, the Emerging Issues Task Force reached a consensus on recognition and measurement guidance previously discussed under Emerging Issues Task Force No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application To Certain Investments” (“EITF 03-01”). The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS 115 and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FSP that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF No. 03-01. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. The Company will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Company sells a significant amount of its products through intermediaries such as distributors. Revenue from sales to distributors represented 41.8% and 39.4% of total revenues in the years ended December 27, 2003 and December 25, 2004, respectively. The Company’s distributor agreements may be terminated by either party without cause. If one of the Company’s significant distributors terminates its distribution agreement, the Company could experience a significant interruption in the distribution of its products.
      The Company’s distributors may sell other vendor’s products that are complementary to, or compete with, its products. While the Company encourages its distributors to focus on the Company’s products through market and support programs, these distributors may give greater priority to products of other suppliers, including competitors.
      Financial instruments which potentially subject Maxtor to concentrations of credit risk consist primarily of accounts receivable, cash equivalents, restricted cash and marketable securities. The Company has cash equivalents and marketable securities policies that limit the amount of credit exposure to any one financial institution and restricts placement of these funds to financial institutions evaluated as highly credit-worthy. Maxtor’s products are sold worldwide to OEMs, distributors, and retailers. Concentration of credit risk with respect to the Company’s trade receivables is limited by an ongoing credit evaluation process and the geographical dispersion of sales transactions. Therefore, collateral is generally not required from the Company’s customers. The allowance for doubtful accounts is based upon the expected collectibility of all accounts receivable. As of December 25, 2004, the Company had one customer who accounted for 13.2% of the outstanding trade receivables and another customer who accounted for 11.9% of the outstanding trade receivables. There were only two customers who accounted for more than 10% of the outstanding trade receivables as of December 25, 2004. If the customers fail to perform their obligations to the Company, such failures would have adverse effects upon Maxtor’s financial position, results of operations, cash flows and liquidity.
      For the year ended December 25, 2004, the Company had a loss from operations of $181.9 million. As of December 25, 2004, the Company had an accumulated deficit of $1,788.4 million. The Company operates in a highly competitive market characterized by rapidly changing technology. The Company intends to incur significant expenses to continue to develop and promote new products as well as to support existing product sales. Failure to generate sufficient revenues from new and existing products may require the Company to delay, scale back or eliminate certain research and development or marketing programs.
      The Company believes that cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet its needs for operations and working capital requirements through fiscal 2005. If we need additional capital, there can be no assurance that such additional financing will be available on acceptable terms, or at all.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Supplemental Financial Statement Data

	December 27,	December 25,
	2003	2004

	(In thousands)
Inventories:
Raw materials	$56,132	$79,904
Work-in-process	44,650	57,800
Finished goods	117,229	91,706

	$218,011	$229,410

Prepaid expenses and other:
Investments in equity securities, at fair value	$15,536	$10,042
Asset held for sale	—	8,200
Prepaid expenses and other	22,765	18,094

	$38,301	$36,336

Property, plant and equipment, at cost:
Buildings	$152,381	$155,172
Machinery and equipment	608,735	659,324
Software	79,682	86,014
Furniture and fixtures	26,583	27,604
Leasehold improvements	86,430	91,571

	$953,811	$1,019,685
Less accumulated depreciation and amortization	(611,132)	(671,751)

Net property, plant and equipment	$342,679	$347,934

Accrued and other liabilities:
Income taxes payable	$23,763	$7,605
Accrued payroll and payroll-related expenses	132,967	59,524
Accrued warranty	209,426	185,940
Restructuring liabilities, short-term	9,096	9,707
Accrued expenses	79,136	69,903

	$454,388	$332,679

Other liabilities:
Tax indemnification liability	$135,559	$8,760
Restructuring liabilities, long-term	29,727	43,911
Other	7,409	5,613

	$172,695	$58,284

      Depreciation and amortization expense of property, plant and equipment for the years ended December 25, 2004, December 27, 2003 and December 28, 2002 was $146.0 million, $156.6 million and $155.8 million, respectively. Total property, plant and equipment recorded under capital leases was $15.6 million and $38.3 million, as of December 25, 2004 and December 27, 2003, respectively. Total accumulated depreciation under capital leases was $8.9 million as of December 25, 2004.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Company accounted for the Program under the FASB’s Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). The Program qualifies for treatment as a sale under SFAS 140. As of December 28, 2002, the outstanding balance of securitized accounts receivable held by the third party conduits totaled $140.3 million, of which the Company’s subordinated retained interest was $95.3 million. Accordingly, $45.0 million of accounts receivable balances, net of applicable allowances were removed from the consolidated balance sheets at December 28, 2002. Delinquent amounts and credit losses related to these receivables were not material as of December 28, 2002. Expenses associated with the Program totaled $4.0 million in the year ended December 28, 2002 and were included within the interest expense caption of the results of operations statement. In fiscal year ended 2002, $1.0 million of these expenses, related primarily to the loss on sale of receivables, net of related servicing revenues, with the remainder representing program and facility fees. Net cash flows from sales (repayments) under the Program was $(0.2) million for the year ended December 28, 2002.

5.	Goodwill and Other Intangible Assets
      Commencing in fiscal 2002, the Company adopted SFAS 142. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Goodwill and indefinite lived intangible assets will be subject to an impairment test at least annually.
      The Company ceased amortizing goodwill totaling $667.2 million as of the adoption date, including $31.1 million, net of accumulated amortization, of acquired workforce intangibles previously classified as purchased intangible assets. Subsequent to the decision to shut down the manufacture and sales of NSG products in 2002, the Company wrote off goodwill related to the NSG operations of $32.0 million to loss from discontinued operations. As of December 25, 2004, goodwill amounted to $496.2 million.
      Purchased intangible assets are carried at cost less accumulated amortization. Upon adoption of FAS 142, the Company evaluated its intangible assets and determined that all such assets have determinable lives. Amortization is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on purchased intangible assets to be $0.9 million in fiscal 2005 and $0.6 million in fiscal 2006, at which time purchased intangible assets will be fully amortized.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amortization of other intangible assets was $82.2 million, $85.3 million and $36.0 million for the years ended December 28, 2002, December 27, 2003 and December 25, 2004, respectively.

		December 27, 2003			December 25, 2004

		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated	Asset
	Life	Amount	Amortization	Net	Amount	Amortization	Impairment	Net

	(Years)
		(In thousands)		(In thousands)
Goodwill		$635,175	$—	$635,175	$496,194	$—	$—	$496,194

Quantum HDD
Existing technology Core technology	5	$96,700	$(53,185)	$43,515	$96,700	$(72,525)	$(24,175)	$—
Consumer electronics	3	8,900	(8,158)	742	8,900	(8,900)	—	—
High-end	3	75,500	(69,208)	6,292	75,500	(75,500)	—	—
Desktop	3	105,000	(96,250)	8,750	105,000	(105,000)	—	—
MMC Technology
Existing technology	5	4,350	(2,030)	2,320	4,350	(2,900)	—	1,450

Total other intangible assets		$290,450	$(228,831)	$61,619	$290,450	$(264,825)	$(24,175)	$1,450

      At the time of the Company’s acquisition of the Quantum HDD business, the Company agreed to indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods prior to the Company’s acquisition. This indemnity was originally limited to aggregate of $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross up payments (the “Tax Indemnity). During the year ended December 25, 2004, the Company and Quantum entered into a Mutual General Release and Global Settlement Agreement (“Agreement”) as a result of certain favorable developments concerning Quantum’s potential liability subject to the Tax Indemnity. See note 9 of the Notes to Consolidated Financial Statements for further information on the Tax Indemnity. As a result, the Company reduced its tax related liabilities by $139.0 million of which $124.6 million related to the tax indemnification and $14.4 million of other taxes payable related to the Agreement. Correspondingly, the Company reduced goodwill by $139.0 million.
      During 2004, gross margins declined from 15.2% in the first quarter to 6.4% in the third quarter. The primary driver for the decline was the erosion of average selling price. The Company expected profitability to improve in the fourth quarter based on seasonal trends; however, the improvement was less than expected. During the fourth quarter, the Board of Directors determined that a change in direction was required and hired a new management team who began to review product lines, manufacturing strategy and overall cost competitiveness, resulting in a new operating plan for the Company in December 2004. The reduced gross margin levels experienced during the fourth quarter of 2004 and projected for 2005 triggered an impairment review of the Company’s long-lived assets.
      In accordance with SFAS 144, long-lived assets are reviewed for impairment whenever events or circumstances indicate the carrying amounts of the assets may not be recoverable. Recoverability is determined by comparing the forecasted undiscounted cash flows of the operation to which the assets relate to the carrying amount of the assets. If the undiscounted cash flow is less than the carrying amount of the assets, then amortizable intangible assets are written down first, followed by other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The Company completed its impairment analysis as of December 25, 2004 and as a result recorded an impairment charge of $24.2 million related to acquired intangibles from the acquisition of the Quantum HDD business.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Short-term Borrowings and Long-term Debt
      Short-term borrowings and long-term debt consist of the following (in thousands):

	December 27,	December 25,
	2003	2004

6.8% Convertible Senior Notes due April 30, 2010	$230,000	$230,000
5.75% Subordinated Debentures due March 1, 2012	59,352	59,311
Economic Development Board of Singapore Loans	24,138	27,148
Manufacturing facility Loan, Suzhou China	15,000	60,000
Mortgages	34,164	32,582
Equipment Loans and Capital Leases	20,192	6,090
Receivables-backed Borrowings	50,000	50,000

	432,846	465,131
Less amounts due within one year	(77,037)	(82,561)

	$355,809	$382,570

      Future aggregate maturities as of December 25, 2004 are as follows:

Fiscal Year Ending
(In thousands)
2005	$82,561
2006	34,196
2007	14,055
2008	20,005
2009	50,003
Thereafter	264,311

Total	$465,131

      The future minimum annual lease payments on capital leases as of December  25, 2004 are as follows:

December 25,
Fiscal Year Ending	2004

2005	$5,421
2006	880
Thereafter	15

Total minimum lease payments & estimated residual	$6,316
Imputed interest	(226)

Present value of minimum of lease payments	6,090
Current portion	(5,209)

Long-term capitalized lease obligations	$881

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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On June 24, 2004, the Company entered into a one-year receivable-backed borrowing arrangement of up to $100 million with one financial institution collateralized by all United States and Canadian accounts receivable. In the arrangement the Company uses a special purpose subsidiary to purchase and hold all of its United States and Canadian accounts receivable. This special purpose subsidiary has borrowing authority up to $100 million based upon eligible United States and Canadian accounts receivable. The special purpose subsidiary is consolidated for financial reporting purposes. The transactions under the arrangement are accounted for as short term borrowings and remain on the Company’s consolidated balance sheet. As of December 25, 2004 the Company had borrowed $50 million under the arrangement (subject to transaction fees); and, the interest rate was LIBOR plus 3% and $151.2 million of United States and Canadian receivables were pledged under this arrangement and remain on the Company’s consolidated balance sheet. The terms of the facility require compliance with operational covenants and several financial covenants, including requirements to maintain agreed-upon levels of liquidity and for a dilution-to-liquidation ratio, an operating income (loss) before depreciation and amortization to long-term debt ratio and certain other tests relating to the quality and nature of the financed receivables. Based on the Company’s experience with collections on receivables the Company does not believe that repayment would take longer than 30 days. However, early amortization events under the facility generally will not cause an event of default under the Company’s convertible senior notes due 2010 and the Company does not believe that such an event or the lack of borrowing availability under this facility would have a material adverse effect on the Company’s liquidity.
      In December 2004, the liquidity covenant and covenant regarding the ratio of operating income (loss) before depreciation and amortization to long-term debt were amended in order to assure compliance based on actual and projected operating results. On February 7, 2005, the Company reported to the lender that, as of January 31, 2005, it was not in compliance with a financial covenant under the facility setting a maximum amount for the ratio of dilution-to-liquidation of our accounts receivable. The dilution-to-liquidation ratio compares the amount of returns, discounts, credits, offsets, and other reductions to the Company’s existing accounts receivable to collections on accounts receivable over specified periods of time. On February 11, 2005, the Company entered into an agreement with the lender providing that it would temporarily forbear from exercising rights and remedies available to it as a result of the occurrence of the early amortization event under the facility caused by the Company’s noncompliance with this covenant as of January 31, 2005. On March 4, 2005, the Company and the lender entered into a second amendment to the facility documents providing that the lender will permanently forbear from exercising rights and remedies as a result of that early amortization event, and providing for an increase to the permitted maximum level of the dilution-to-liquidation ratio. In connection with the second amendment, the Company and the lender also agreed to increase the annual

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest rate under the facility by 0.75%, to LIBOR plus 3.75%, during any period when the dilution-to-liquidation ratio exceeds the pre-amendment level. As a result, the Company is currently in compliance with all operational and financial covenants under the facility.
      In April 2003, the Company obtained credit lines with the Bank of China for up to $133 million to be used for the construction and working capital requirements of the manufacturing facility being established in Suzhou, China. These lines of credit are U.S.-dollar-denominated and are drawable until April 2007. Maxtor Technology Suzhou (“MTS”) has drawn down $60 million as of December 2004, consisting of the plant construction loan in the amount of $30 million made available by the Bank of China to MTS in October 2003, and a project loan in the amount of $30 million made available by the Bank of China to MTS in August 2004. Borrowings under these lines of credit are collateralized by the facilities being established in Suzhou, China. The interest rate on the plant construction loan was LIBOR plus 50 basis points (subject to adjustment to 60 basis points), with the borrowings repayable in two installment payments of $15 million in October 2008 and April 2009, respectively. The interest rate on the project loan was LIBOR plus 100 basis points, and the borrowing is repayable in August 2009. Both the construction loan and the project loan require the Company to make semi-annual payments of interest and require MTS to maintain financial covenants, including a maximum liability to assets ratio and a minimum earnings to interest expense ratio, the first ratio to be tested annually commencing in December 2004 and the latter ratio to be tested annually commencing in December 2005. MTS is in compliance with all covenants as of December 25, 2004. In connection with the funding of the new project loan, the parent company of MTS, Maxtor International Sàrl, Switzerland, agreed to guaranty MTS’ obligations under both the construction loan and the project loan.
      In September 1999, Maxtor Peripherals (S) Pte Ltd. (“MPS”) entered into a four-year Singapore dollar denominated loan agreement with the Economic Development Board of Singapore (the “Board”), which was amortized in seven equal semi-annual installments ending March 2004. This loan was paid in full.
      In September 2003, MPS entered into a second four-year 52 million Singapore dollar loan agreement with the Board at 4.25% which is amortized in seven equal semi-annual installments ending December 2007. As of December 25, 2004, the balance was 52.0 million Singapore dollars, equivalent to $27.1 million. This loan is supported by a guaranty from a bank. Cash is currently provided as collateral for this guaranty; $18.1 million was recorded as other assets and the remaining $9.0 million was recorded as restricted cash. However, the Company may at its option substitute other assets as security. MPS is required to invest a certain level of capital by 2006 as defined in the loan agreement. The Company believes that MPS is able to meet this required level of investment.
      In connection with the acquisition of the Quantum HDD business, the Company acquired real estate and related mortgage obligations. The term of the mortgages is ten years, at an interest rate of 9.2%, with monthly payments based on a twenty-year amortization schedule, and a balloon payment at the end of the 10-year term, which is September 2006. The outstanding balance at December 25, 2004 was $32.6 million.
      As of December 25, 2004, the Company had capital leases totaling $6.1 million. These capital leases have maturity dates through August 2009 and interest rates averaging 7.8%.

7.	Financial Instruments

Fair Value Disclosures
      The fair values of cash and cash equivalents approximate carrying values because of their short maturities. The Company’s marketable debt and equity securities are carried at current market values. The fair values of the Company’s 5.75% subordinated debentures are based on the bid price of the last trade for the fiscal years ended December 27, 2003 and December 25, 2004 and the 6.8% convertible senior notes are based on the bid price of the last trade for the fiscal year ended December 25, 2004. The fair value of the Company’s

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
mortgages was based on the estimated present value of the remaining payments, utilizing risk-adjusted market interest rates of similar instruments at the balance sheet date.
      The carrying values and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 27, 2003		December 25, 2004

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

6.8% Convertible Senior Notes	$230,000	$319,413	$230,000	$232,587
Manufacturing Facility Loan — Suzhou, China	15,000	15,000	60,000	60,000
5.75% Subordinated Debentures	59,352	50,449	59,311	51,007
Mortgages	34,164	33,990	32,582	32,391
Economic Development Board of Singapore Loan	24,138	24,138	27,148	27,148
Receivable-backed Borrowing	50,000	50,000	50,000	50,000

8.	Guarantees

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

Accrued Warranty
      The Company generally warrants its products against defects in materials and workmanship for varying lengths of time. The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair of the hard drive and the warranty periods generally range from one to five years. The Company has comprehensive processes that it uses to estimate accruals for warranty exposure. The processes include specific detail on hard drives in the field by product type, estimated failure rates and costs to repair or replace. Although the Company believes it has the continued ability to reasonably estimate warranty expenses, unforeseeable changes in factors used to estimate the accrual for warranty could occur. These unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Effective September 2004, the Company announced the introduction of a new warranty period for new sales, extending the term to three or five years for products shipped to the distribution channel. Changes in the Company’s product warranty

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liability during the twelve-month periods ended December 27, 2003 and December 25, 2004 were as follows (in thousands):

	Years Ended

	December 27,		December 25,
	2003		2004

Balance at beginning of period	$278,713		$209,426
Charges to operations	162,335		180,032
Settlements	(191,733)		(190,208)
Changes in estimates	(39,889	)(1)	(13,310	)(2)

Balance at end of period	$209,426		$185,940

(1)	Primarily related to product expirations.

(2)	The decrease in the warranty liability is primarily attributed to a change in estimate of $13.3 million comprised of $8.0 million reduction in the estimated cost of future repair, $4.7 million reduction due to product expirations and $0.6 million due to changes in the expected future return rate. In addition there was a $10.1 million impact due to net ship versus return dynamics on the overall installed base.
      The reduction in the estimated cost of future repair of $8.0 million is the result of improvements in the overall pricing structure with third party vendors and relocating repair facilities from the United States and Ireland to lower cost locations in Mexico and Hungary. The Company also increased yields from its repair processes, which increased the number of refurbished units available as replacement units and reduced the cost of repair. The Company will continue to make operational improvements to its repair process throughout 2005 and the impact of these improvements on the warranty liability will be reflected in the period in which they are achieved.
      The ship versus return impact on the warranty reserve represents the change in the liability requirement attributable to changes to the “in warranty” installed base, caused by the shipment of drives in the period offset by drive returns and retirements. The impact of changes in the ship versus return dynamic on the warranty liability requirement in 2004 reflects the improved quality of products currently being shipped relative to historic products being settled and retired from the installed base. This change is evidenced in a higher number of actual returns/settlements on older products, compared with expected returns associated with new product shipments. The impact of extending the warranty period on distribution products is also included in this ship versus return impact.

9.	Income Taxes
      The provision for income taxes consists of the following:

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

	(In thousands)
Current:
U.S.	$700	$2,477	$(1,152)
Foreign	1,475	1,027	891

Total	$2,175	$3,504	$(261)

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income (loss) before provision for income taxes consists of the following:

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

	(In thousands)
U.S.	$(320,176)	$(54,823)	$(219,896)
Foreign	(11,716)	160,998	37,716

Total	$(331,892)	$106,175	$(182,180)

      A substantial portion of sales and manufacturing operations are in Switzerland, Singapore and China and operate under various tax holidays and tax incentive programs which will expire in whole or in part during fiscal years 2005 through 2014. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs was to decrease the company’s net loss by approximately $25 million in fiscal year 2004 ($0.10 per share, diluted), to increase the company’s net income by approximately $26 million ($0.10 per share, diluted) in fiscal year 2003, and to decrease the company’s net loss by approximately $19 million ($0.08 per share, diluted) in fiscal year 2002.
      The American Jobs Creation Act the (“Act”) was signed into effect on October 22, 2004. The Act includes a provision which encourages companies to reinvest foreign earnings in the U.S. by temporarily making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. The Company may elect to take this special one-time deduction for dividends received during the fiscal year ending December 31, 2005. The Company is still in the process of evaluating the effects of the repatriation provision. However, it is unlikely that the Company will exercise the provisions of this Act. There have been no amounts recognized under the repatriation provision to date and accordingly, there has been no effect on income tax expense (or benefit) included in these financial statements.
      The provision for income taxes differs from the amount computed by applying the U.S. statutory rate of 35% to the income (loss) before income taxes for the years ended December 28, 2002, December 27, 2003 and December 25, 2004. The principal reasons for this difference are as follows:

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

	(In thousands)
Income tax expense (benefit) at U.S. statutory rate	$(116,162)	$37,161	$(63,763)
State tax	—	1,212	491
Losses not providing current tax benefit	116,857	—	62,432
Utilization of NOL carryforward	—	(36,095)	—
Other	1,480	1,226	579

Total	$2,175	$3,504	$(261)

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 27,	December 25,
	2003	2004

Deferred tax assets:
Inventory reserves and accruals	$5,650	$2,601
Depreciation	30,982	34,795
Sales related reserves	33,688	35,970
Net operating loss carry-forwards	306,078	422,088
Tax credit carry-forwards	29,284	59,032
Capitalized research and development	34,876	22,671
Other	39,315	49,381

Total deferred tax assets	479,873	626,538
Valuation allowance for deferred tax assets	(181,295)	(315,307)

Net deferred tax assets	$298,578	$311,231

Deferred tax liabilities:
Unremitted earnings of certain foreign entities	294,409	309,481
Unrealized gain (loss) on investments in equity securities	4,169	1,750

Total deferred tax liabilities	298,578	311,231

Net deferred tax liabilities	$—	$—

      The Company determines deferred taxes for each of its tax-paying jurisdictions where a history of earnings has not been established. The taxable earnings in these tax jurisdictions are also subject to volatility. Therefore, the Company believes a valuation allowance is needed to reduce the deferred tax asset to an amount that is “more likely than not” to be realized. During the years ended December 28, 2002, December 27, 2003 and December 25, 2004, the valuation allowance for deferred tax assets increased by $12.3 million, decreased by $6.6 million, and increased by $134.0 million, respectively. The increase in valuation allowance during 2004 was primarily due to net operating loss carry-forwards not estimated to have future benefits.
      As of December 25, 2004, for federal income tax purposes, the Company had net operating loss carry-forwards of $1,153 million and tax credit carry-forwards of approximately $42.2 million, which will expire beginning in fiscal years 2008 and 2005, respectively. To the extent that net operating loss carry-forward, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders’ equity. However, no tax benefits were recorded to stockholders’ equity in 2004, 2003 and 2002 because their realization was not believed to be “more likely than not.” Benefits which may be recognized in the future related to stock option deductions are approximately $18.6 million. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carry-overs that can be utilized each year. The Company determined it had undergone such an ownership change during 2001. Consequently, utilization of approximately $351.2 million of net operating loss carry-forward and the deduction equivalent of approximately $17.4 million of tax credit carry-forward will be limited to approximately $16.0 million per year from prior ownership change in 1998. Also, approximately $244.3 million of net operating loss carry-forward and the deduction equivalent of approximately $2.9 million of tax credit carry forward will be limited to approximately $42.0 million per year from the change of ownership resulting from the Quantum HDD acquisition.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pursuant to a Tax Sharing and Indemnity Agreement entered into in connection with the Company’s merger with Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the split-off, consistent with past practices and as if the Quantum HDD and Quantum DLT & Storage Systems Group (“DSS”) business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using net operating losses and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We also agreed to indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods prior to our acquisition of Quantum HDD. This indemnity was originally limited to aggregate of $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross up payments (the “Tax Indemnity”). As of December 25, 2004, the Company had paid $8.6 million under this Tax Indemnity. On December 23, 2004, the Company and Quantum, amended the Tax Sharing and Indemnity Agreement as part of a Mutual General Release and Global Settlement Agreement. Under the amended terms of the Tax Sharing and Indemnity Agreement, the Company’s remaining Tax Indemnity liability is limited to $8.7 million for all tax claims other than the IRS audit of Quantum for the fiscal years ending March 31, 1997 through and including March 31, 1999. The Company believes that its Tax Indemnity liability for the IRS audit of Quantum for the fiscal years ending March 31, 1997 through and including March 31, 1999, is remote.
      The Company purchased a $340 million insurance policy covering the risk that the split-off of Quantum HDD from Quantum DSS could be determined to be subject to federal income tax or state income or franchise tax. Under the Tax Sharing and Indemnity Agreement, the Company agreed to indemnify Quantum for the amount of any tax payable by Quantum as a result of the split-off to the extent such tax is not covered by such insurance policy, unless imposition of the tax is the result of Quantum’s actions, or acquisitions of Quantum stock, after the split-off. The amount of the tax not covered by insurance could be substantial. In addition, if it is determined that Quantum owes federal or state tax as a result of the split-off and the circumstances giving rise to the tax are covered by the Company’s indemnification obligations, the Company will be required to pay Quantum the amount of the tax at that time, whether or not reimbursement may be allowed under the Company’s tax insurance policy. The Company believes that any obligation resulting from this indemnification is remote.

10.	Commitments and Contingencies

Leases
      The Company leases certain of its principal facilities and certain machinery and equipment under operating lease arrangements. The future minimum annual rental commitments, including amounts accrued in restructuring liabilities as of December 25, 2004 are as follows:

Fiscal Year Ending
(In thousands)
2005	$34,241
2006	32,547
2007	32,206
2008	30,646
2009	31,192
Thereafter	117,409

Total	$278,241

      The above commitments extend through fiscal year 2018. Rental expense was approximately $29.6 million, $27.1 million and $28.1 million for fiscal years 2002, 2003 and 2004, respectively.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Third Party Vendor
      Following the acquisition of Quantum HDD, the Company entered into a master agreement and a purchase agreement with MKE which provided for MKE to manufacture certain hard disk drive products. The term of this purchase agreement was extended through March 31, 2004 and it has expired. Following the termination of this purchase agreement, the Company continued to purchase Atlas drives manufactured by MKE on purchase orders with terms identical to those provided under the purchase agreement through September 30, 2004. All supply obligations have ceased and virtually all warranty obligations have ceased. There are no material outstanding purchase orders. As of December 25, 2004, the Company had no material outstanding orders with MKE.

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

Investment Commitment
      The Company has agreed to invest $200.0 million over the next five years to establish a manufacturing facility in Suzhou, China, and it has secured credit lines with the Bank of China for up to $133.0 million to be used for the construction and working capital requirements of this operation. The remainder of its commitment will be satisfied primarily with the transfer of manufacturing assets from Singapore or from our other manufacturing site. MTS has drawn down $60.0 million as of December 2004. MTS is required to maintain a liability to assets ratio and earnings to interest expense ratio, the first ratio to be tested annually commencing in December 2004 and the latter ratio to be tested annually commencing in December 2005.

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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Restricted Stock Plan
      On May 29, 1998, the Company adopted the 1998 Restricted Stock Plan, which provides for awards of shares of common stock to certain executive employees. Restricted stock awarded under this plan vests three years from the date of grant and is subject to forfeiture in the event of termination of employment with the Company prior to vesting. The Company granted 390,000 shares of common stock in June 1998 under this plan. Compensation cost based on fair market value of the Company’s stock at the date of grant is reported as compensation expense on a ratable basis over the vesting periods. There was no compensation expense recorded in connection with the Restricted Stock Plan for the years ended December 28, 2002. December 27, 2003, and December 25, 2004.
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

Employee Stock Purchase Plan
      The Company has adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”) and in 1999 reserved 2.4 million shares for issuance under the Purchase Plan. During 2001 and 2000, the Company reserved an additional 3.5 million shares and 2.1 million shares for issuance, respectively. During 2002, the Company reserved an additional 9.0 million shares for issuance. The Company issued 3.7 million, 3.3 million and 3.2 million shares pursuant to the Purchase Plan for the years ended December 28, 2002, December 27, 2003 and December 25, 2004, respectively. The Purchase Plan permits eligible employees to purchase Maxtor’s common stock at a discount, but only through accumulated payroll deductions, during sequential six-month offering periods. Participants purchase shares on the last day of each offering period. In general, the price at which shares are purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of a share of common stock on (a) the first day of the offering period, or (b) the purchase date. Offering periods of the Purchase Plan generally begin on February 16 and August 16 of each year, although the initial offering period under the Purchase Plan commenced on July 30, 1998.

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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Option Plan generally provides for the grant of non-qualified stock options and incentive stock options to eligible employees, consultants, affiliates and directors, as determined by the board of directors, and incentive stock options to Maxtor employees at a price not less than the fair market value at the date of grant. The Option Plan also provides for the grant of restricted stock to eligible employees. The Board of Directors or an executive committee appointed by the Board also approves other terms such as number of shares granted and exercisability thereof. Options granted under the Amended Plan vest over a four-year period with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter. Restricted stock grants vest in one or more installments over a period of years, and are subject to forfeiture if employment is terminated prior to the time the shares become fully vested and non-forfeitable. The Company reserved no additional shares for issuance under the Option Plan during 2002, 2003 and 2004.
      During, 2002, 2003 and 2004, the Company granted 30,000, zero and 29,669 shares of restricted common stock, respectively. During the years ended December 28, 2002, December 27, 2003 and December 25, 2004, the number of shares cancelled was zero, 20,000 and zero, respectively. The Company recorded compensation expense of $2.9 million, $(0.2) million and $0.1 million in 2002, 2003 and 2004, respectively, related to this plan.
      In connection with Maxtor’s acquisition of Creative Design Solutions, Inc. (“CDS”) in September 1999, the Company established a separate reserve of 674,477 shares of its common stock for issuance upon the exercise of stock options (the “Assumed Options”) granted under the CDS Incentive Stock Option Plan (the “CDS Plan”). As of December 28, 2002, December 27, 2003 and December  25, 2004, 18,403, zero and zero options, respectively, were outstanding under the CDS Plan. The Assumed Options are incentive stock options which vest over four years subject to the terms and conditions of the Assumed Options agreement.
      On April 2, 2001, as part of the Quantum HDD acquisition, the Company assumed all vested and unvested Quantum HDD options held by employees who accepted offers of employment with Maxtor, whether or not options or restricted stock have vested. The Company also assumed all vested Quantum HDD options held by Quantum employees whose employment was terminated prior to separation. In addition, Maxtor assumed vested Quantum HDD options held by Quantum employees who continued to provide services during a transitional period. The outstanding options to purchase Quantum HDD common stock held by transferred employees and vested options to purchase Quantum HDD common stock held by former Quantum employees, consultants and transition employees were assumed by Maxtor and converted into options to purchase Maxtor common stock according to the exchange ratio of 1.52 shares of Maxtor common stock for each share of Quantum HDD common stock. In connection with the Quantum HDD acquisition, the Company established a reserve of 12,785,328 shares of common stock for the assumption of Quantum HDD options to purchase Maxtor common stock. Vested and unvested options for Quantum HDD common stock assumed in the merger represented options for 7,650,965 shares and 4,655,236 shares of Maxtor common stock, respectively. The intrinsic value of the 4,655,236 unvested options was determined to be $3.4 million, using the intrinsic value methodology in accordance with Emerging Issues Task Force No. 00-23 “Issues Related to the Accounting for Stock Based Compensation under APB Opinion No. 25” and “FIN 44.” As of December 25, 2004, 1,940,820 options were outstanding under the Quantum HDD merger plan.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock options are granted to employees and directors at an exercise price equal to the fair market value of the Company’s stock at the date of grant. Generally, options vest 25 percent per year, are fully vested four years from the grant date and have a term of ten years. The following table summarizes option activity through December 25, 2004:

		Options Outstanding

	Shares		Wtd Average
	Available for		Exercise Price
	Grant	Shares	per Share

Balance as of December 29, 2001	9,846,443	34,531,082	$6.41
Options granted	(4,089,058)	4,089,058	4.98
Restricted stock granted	(30,000)	—	—
Options exercised	—	(1,987,555)	4.13
Options canceled — 1996 stock option plan	3,759,844	(3,759,844)	7.00
Options canceled — Quantum assumed options	—	(1,297,687)	6.25

Balance as of December 28, 2002	9,487,229	31,575,054	6.35
Options granted	(7,064,793)	7,064,793	5.81
Options exercised	—	(8,430,526)	5.59
Options canceled — 1996 stock option plan	3,081,477	(3,081,477)	6.19
Options canceled — Quantum assumed options	—	(304,383)	6.85
Restricted stock canceled	20,000	—	—

Balance as of December 27, 2003	5,523,913	26,823,461	6.46
Options granted	(4,832,200)	4,832,200	5.83
Restricted stock granted	(29,669)	—	—
Options exercised		(960,821)	4.57
Options canceled — 1996 stock option plan	4,342,079	(4,342,079)	6.66
Options canceled — Quantum assumed options		(130,107)	6.45
Restricted stock canceled	—	—	—
Balance as of December 25, 2004	5,004,123	26,222,654	$6.36

      There were 17,718,564 shares vested but unexercised as of December 28, 2002 at a weighted average exercise price of $7.00, and no shares exercised subject to repurchase. There were 13,496,158 shares vested but unexercised as of December 27, 2003 at a weighted average exercise price of $7.39, and no shares exercised subject to repurchase. There were 17,265,503 shares vested but unexercised as of December 25, 2004 at a weighted average exercise price of $6.89, and no shares exercised subject to repurchase.
      The following table summarizes information for stock options outstanding as of December 25, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Outstanding	Price

$1.305 — $5.875	13,370,158	7.69	$4.42	6,472,617	$4.43
$5.89 — $7.75	6,446,772	5.49	6.67	5,740,026	6.68
$7.8125 — $13.125	4,338,969	6.42	8.62	3,048,580	8.30
$13.1875 — $19.3113	2,066,755	4.09	13.28	2,004,280	13.26

	26,222,654		$6.37	17,265,503	$6.89

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For information on the proforma net income (loss) for Maxtor’s stock options and employee stock purchase plan, see note 1 of the Notes to Consolidated Financial Statements.
      The fair value of option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

Risk-free interest rate	4.26%	3.17%	3.28%
Weighted average expected life	4.5 years	4.5 years	4.5 years
Volatility	90%	73%	75%
Dividend yield	—	—	—
      The fair value of employee stock purchase plan option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

Risk-free interest rate	1.73%	1.08%	2.06%
Weighted average expected life	0.5 years	0.5 years	0.5 years
Volatility	90%	73%	75%
Dividend yield	—	—	—
      No dividend yield is assumed as the Company has not paid dividends and has no plans to do so.
      The weighted average expected life was calculated based on the respective vesting periods and the expected lives at the date of the option grants. The risk-free interest rates were calculated based on rates prevailing during grant periods and the expected lives of the respective options at the date of grants. The weighted average fair values of options granted to employees during the years ended, December 28, 2002, December 27, 2003 and December 25, 2004 were $3.41, $3.56 and $5.83 respectively. The weighted average fair values of restricted stock options granted to employees during the years ended and December 28, 2002, December 27, 2003 and December 25, 2004 was $6.58, zero and $5.29 respectively.

12.	Discontinued Operations
      On August 15, 2002, the Company announced its decision to shut down the manufacturing and sales of its MaxAttachtm branded network attached storage products of NSG. The discontinuance of the NSG operations represents the abandonment of a component of an entity as defined in paragraph 47 of SFAS 144. Accordingly, the Company’s financial statements have been presented to reflect NSG as a discontinued operation for all periods presented. Its liabilities (no remaining assets) have been segregated from continuing operations in the accompanying consolidated balance sheet and is included in accrued liabilities and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations.
      Operating results of NSG are presented in the following table (in millions):

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

Revenue from discontinued operations	$20.4	$—	$—
Income (loss) from discontinued operations	$(73.5)	$2.2	$—

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Included in the 2002 loss from the NSG discontinued operations are the following significant charges (in millions):

Personnel related	$13.0
Goodwill and other intangibles write-offs	32.5
Non-cancelable purchase commitments	4.2
      Income from discontinued operations of $2.2 million for the year ended December 27, 2003 reflects the net impact of the favorable resolution of contingencies. The remaining liabilities of the NSG discontinued operations as of December 25, 2004 was $0.7 million relating to returns and other miscellaneous expenses.

13.	Restructuring
      In connection with the 2001 acquisition of the hard drive business of Quantum Corporation (“Quantum HDD”), the Company recorded a $45.3 million liability for estimated facility exit costs for the closure of three Quantum HDD offices and research and development facilities located in Milpitas, California, and two Quantum HDD office facilities located in Singapore.
      During the three months ended September 25, 2004, in association with the Company’s restructuring activities, the Company recorded an additional $16.4 million liability due to a change in estimated lease obligations for two of the Quantum HDD acquired offices and research and development facilities located in California. This estimate was based upon current comparable market rates for leases and anticipated dates for these properties to be subleased. Expected sublease income on these two facilities included in the Company’s estimates is $15.9 million. Should facilities rental rates decrease or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates. The Company continues to evaluate and review its restructuring accrual for any indications in the market that could require the Company to change its assumptions for the restructuring accruals already recorded.
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
      During the year ended December 25, 2004, the Company incurred $12.9 million in severance-related charges associated with the Company’s reduction in force of approximately 377 employees in the United States and Singapore.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The facilities-related restructuring accrual is included within the balance sheet captions of Accrued and other liabilities and Other liabilities. The following table summarizes the activity related to the severance and facilities-related restructuring costs as of December 25, 2004:

				2004
	2001	2002	2004	Severance
	Merger-related	Restructuring	Restructuring	and
	Restructuring	Charge	Charge	Benefits	Total

	(In millions)
Provision at April 1, 2001	$45.3	$—	$—	$—	$45.3
Amounts paid	(0.9)	—	—	—	(0.9)
Balance at December 29, 2001	44.4	—	—	—	44.4
Amounts paid	(4.5)	—	—	—	(4.5)
2002 accrual	—	8.9	—	—	8.9

Balance at December 28, 2002	39.9	8.9	—	—	48.8
Amounts paid	(8.5)	(1.5)	—	—	(10.0)

Balance at December 27, 2003	31.4	7.4	—	—	38.8
Amounts paid	(6.3)	(1.4)	(0.1)	(10.7)	(18.5)
2004 accrual	16.4	3.3	0.6	12.9	33.2

Balance at December 25, 2004	$41.5	$9.3	$0.5	$2.2	$53.5

14.	Asset Held for Sale
      During the year ended December 25, 2004, the Company classified a building owned by Maxtor in Louisville, Colorado as held for sale in accordance with the requirements of SFAS 144, resulting in an impairment charge of $7.8 million. Asset held for sale amounted to $8.2 million representing the estimated realizable value of the building and is included within the balance sheet caption of Prepaid expenses and other. Prior to classification, the Company suspended depreciation of this building which was $0.4 million annually.

15.	Other Gain (Loss)
      Other gain (loss) was $0.1 million, $(0.6) million and $4.4 million in 2004, 2003 and 2002, respectively. The loss in 2003 was due to $1.0 million loss on redemption of the pro rata portion of Quantum’s bonds offset by a $0.2 million gain on retirement of bonds, gain of $0.1 million from investments and $0.1 million in other income. The gain in 2002 was primarily due to the retirement of bonds of $2.8 million and $2.3 million from investments offset by $0.7 million other loss.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Net Income (Loss) Per Share
      In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations is provided as follows (in thousands, except share and per share amounts):

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

Numerator — Basic and Diluted
Income (loss) from continuing operations	$(260,566)	$100,460	$(181,919)
Income (loss) from discontinued operations	$(73,501)	$2,211	$—

Net income (loss)	$(334,067)	$102,671	$(181,919)

Net income (loss) available to common stockholders	$(334,067)	$102,671	$(181,919)

Denominator
Basic weighted average common shares outstanding	239,474,179	243,022,694	247,671,870
Effect of dilutive securities:
Common stock options	—	8,044,949	—
Restricted shares subject to repurchase	—	68,040	—

Diluted weighted average common shares	239,474,179	251,135,683	247,671,870

Net income (loss) per share — basic
Continuing operations	$(1.09)	$0.41	$(0.73)
Discontinued operations	$(0.31)	$0.01	$—

Total	$(1.40)	$0.42	$(0.73)

Net income (loss) per share — diluted
Continuing operations	$(1.09)	$0.40	$(0.73)
Discontinued operations	$(0.31)	$0.01	$—

Total	$(1.40)	$0.41	$(0.73)

      As-if convertible shares and interest expense related to the 6.8% convertible senior notes due 2010 were excluded from the calculation, as the effect was anti-dilutive. The following number of common stock options and as-if converted shares were excluded from the computation of diluted net income per share as the effect was anti-dilutive:

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

Common stock options	31,575,054	3,114,254	26,222,654
Restricted shares subject to repurchase	1,012,752	—	30,000
As-if converted shares related to 6.8% Convertible Senior Notes due 2010 issued on May 7, 2003	—	18,756,362	18,756,362

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Segment and Major Customers Information
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

	Year Ended		Year Ended		Year Ended
	December 28, 2002		December 27, 2003		December 25, 2004

		Long-lived		Long-lived		Long-lived
	Revenue	Assets	Revenue	Assets	Revenue	Assets

	(In thousands)
United States	$1,295,527	$1,207,454	$1,375,663	$1,101,889	$1,205,724	$703,029
Asia Pacific and Japan	1,147,745	128,860	1,259,801	129,380	1,136,769	172,002
Europe, Middle East and Africa	1,231,794	891	1,354,421	731	1,373,806	444
Latin America and other	104,448	284	96,558	157	80,029	271

Total	$3,779,514	$1,337,489	$4,086,443	$1,232,157	$3,796,328	$875,746

      Long-lived assets located within the United States consist primarily of goodwill and other intangible assets. Goodwill and other intangible assets within the United States amounted to $782.1 million, $696.8 million and $497.6 million as of December 28, 2002, December 27, 2003 and December 25, 2004, respectively. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore and China.
      Sales to computer equipment manufacturers represented 48.0%, 50.5% and 52.0% of total revenue for the fiscal years 2002, 2003 and 2004, respectively. Sales to distribution channel and retail customers represented 52.0%, 49.5% and 48.0% in fiscal years 2002, 2003 and 2004, respectively. Sales to one customer were 11.5% and 11.0% of revenue in fiscal years 2002 and 2003, respectively; only one customer represented more than 10% of our sales in those years.

18.	Employee Benefit Plan

401(k) Plan
      The Company maintains a retirement and deferred savings plan for its employees (the “401(k) Plan”) which is intended to qualify as a tax-qualified plan under the Code. The 401(k) Plan is a profit sharing plan which is intended to qualify under section 401(a) of the Internal Revenue Code of 1986, as amended, which includes a cash or deferred arrangement intended to satisfy the requirements of Code section 401(k). The

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
401(k) Plan has been amended from time to time to comply with applicable laws and regulations. Under the 401(k) Plan, in addition to the Company match, the Company may make discretionary contributions. The Company’s contributions to the 401(k) Plan, for the years ended December 28, 2002, December 27, 2003 and December 25, 2004 were $6.9 million, $5.7 million and $6.2 million, respectively. All amounts contributed by participants and the Company, along with earnings on such contributions are fully vested at all times.

19.	Litigation Settlement
      In 2004, in connection with the Company’s suit against Koninklijke Philips Electronics N.V. and several other Philips-related companies in the Superior Court of California, County of Santa Clara whereby the Company alleged that an integrated circuit chip supplied by Philips was defective and caused significant levels of failure of certain Quantum legacy products acquired as part of the Company’s acquisition of the Quantum HDD business, the Company entered into a settlement agreement with the other parties pursuant to which the parties dismissed the lawsuit with prejudice and the Company received a cash payment of $24.8 million, which was recorded as litigation settlement income in the year ended December 25, 2004.

20.	Related Party Transactions
      In 2004 and 2003, the Company sold an aggregate of approximately $88.8 million and $75.0 million of goods to Solectron Corporation, respectively, and purchased an aggregate of approximately $8.3 million and $3.4 million of goods and services from Solectron, respectively. As of December 25, 2004 and December 27, 2003, the Company’s accounts receivable balances for Solectron were $7.2 million and $13.7 million, respectively, and its accounts payable balances for Solectron were $0.4 million and $2.2 million, respectively. A Director of the Company is also the Chief Executive Officer and a Director of Solectron.

21.	Subsequent Event
      On March 4, 2005, the Company approved a reduction in force at its Singapore manufacturing operations. The reduction in force is a result of the Company’s decision to close one of its two plants in Singapore, scheduled to be completed by the first quarter of 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have completed an integrated audit of Maxtor Corporation’s (the Company) 2004 consolidated financial statements and of its internal control over financial reporting as of December 25, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Maxtor Corporation and its subsidiaries at December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Maxtor Corporation did not maintain effective internal control over financial reporting as of December 25, 2004, because the Company did not maintain effective controls over the application of generally accepted accounting principles related to the financial reporting process for complex, non-routine transactions, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 25, 2004, the Company did not maintain effective controls over the application of generally accepted accounting principles related to the financial reporting process for complex, non-routine transactions. The Company’s internal accounting personnel do not have sufficient depth, skills and experience in accounting for complex, non-routine transactions in the financial reporting process and there is a lack of review by internal accounting personnel or accounting contractors with appropriate financial reporting expertise of complex, non-routine transactions to ensure they are accounted for in accordance with generally accepted accounting principles. Additionally the Company did not consistently use outside technical accounting contractors to supplement its internal accounting personnel, and had insufficient formalized procedures to assure that complex, non-routine transactions received adequate review by internal accounting personnel or outside contractors with technical accounting expertise.
This control deficiency resulted in the following adjustments of the Company’s financial statements.
In February 2005 the Company determined that two purchase accounting entries recorded in connection with the 2001 acquisition of the Quantum HDD business required correction. The first correction related to the fact that at the time of the acquisition, sufficient deferred tax assets were available to offset the $196.5 million deferred tax liability recorded as part of the acquisition and accordingly a reduction in the Company’s deferred tax asset valuation allowance should have been recorded rather than recognition of additional goodwill. The second correction related to the reversal of $13.8 million of a restructuring reserve associated with the acquisition to reflect discounting to present value of liabilities associated with such accrual. The Company restated its consolidated financial statements for each of the three years in the period ended December 27, 2003 by filing a Form 10-K/ A for the year ended December 27, 2003 to correct these errors.
The Company also recorded two adjustments in connection with the interim review of the Company’s third fiscal quarter of 2004 results and the preparation of the Form 10-Q for such quarter. These adjustments addressed the fact that the Company’s severance accrual computations omitted future severance payments for certain personnel who had been notified of termination under the Company’s announced restructuring plan and also the fact that the Company had failed to apply the appropriate discount rate to the facility accrual associated with the Company’s restructuring activities. The impact of these two adjustments did not require the restatement of any of the Company’s financial statements.
The ineffective control over the application of generally accepted accounting principles in relation to complex, non-routine transactions in the financial reporting process could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management has determined that this control deficiency constituted a material weakness as of December 25, 2004.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 25, 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
In our opinion, management’s assessment that Maxtor Corporation did not maintain effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Maxtor Corporation has not maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP
San Jose, California
March 10, 2005

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Management’s Report on Assessment of Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. As of December 25, 2004, the Company did not maintain effective controls over the application of generally accepted accounting principles related to the financial reporting process for complex, non-routine transactions. Our internal accounting personnel do not have sufficient depth, skills and experience in accounting for complex, non-routine transactions in the financial reporting process and there is a lack of review by internal accounting personnel or accounting contractors with appropriate financial reporting expertise of complex, non-routine transactions to ensure they are accounted for in accordance with generally accepted accounting principles. Additionally we did not consistently use outside technical accounting contractors to supplement our internal accounting personnel, and we had insufficient formalized procedures to assure that complex, non-routine transactions received adequate review by internal accounting personnel or outside contractors with technical accounting expertise.
      This control deficiency resulted in the following adjustments of our financial statements.
      In February 2005 the Company determined that two purchase accounting entries recorded in connection with the 2001 acquisition of the Quantum HDD business required correction. The first correction related to the fact that at the time of the acquisition, sufficient deferred tax assets were available to offset the $196.5 million deferred tax liability recorded as part of the acquisition and accordingly a reduction in the Company’s deferred tax asset valuation allowance should have been recorded rather than recognition of additional goodwill. The second correction related to the reversal of $13.8 million of a restructuring reserve associated with the acquisition to reflect discounting to present value of liabilities associated with such accrual. These errors were first discovered and brought to the attention of management by PricewaterhouseCoopers LLP in connection with their work on the audit for fiscal 2004. The Company restated its consolidated financial statements for each of the three years in the period ended December 27, 2003 by filing a Form 10-K/ A for the year ended December 27, 2003 to correct these errors.
      The Company also recorded two adjustments identified by PricewaterhouseCoopers LLP in connection with their interim review of the Company’s third fiscal quarter of 2004 results and the preparation of the Form 10-Q for such quarter. These adjustments addressed the fact that the Company’s severance accrual computations omitted future severance payments for certain personnel who had been notified of termination under the Company’s announced restructuring plan and also the fact that the Company had failed to apply the appropriate discount rate to the facility accrual associated with the Company’s restructuring activities. The impact of these two adjustments did not require the restatement of any of the Company’s financial statements.
      The ineffective control over the application of generally accepted accounting principles in relation to complex, non-routine transactions in the financial reporting process could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management has determined that this control deficiency constituted a material weakness as of December 25, 2004. Because of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 25, 2004, based on criteria in Internal Control — Integrated Framework issued by the COSO. Management communicated its conclusions to the Audit Committee of the Company’s Board of Directors.
      PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 25, 2004 as stated in their report which appears in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
      The Company’s management has identified the steps necessary to address the material weakness described above, as follows:

(1) Hiring additional accounting personnel and engaging outside contractors with technical accounting expertise, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions;

(2) Involving both internal accounting personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction;

(3) Documenting to standards established by senior accounting personnel and the principal accounting officer the review, analysis and related conclusions with respect to complex, non-routine transactions; and

(4) Requiring senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.
      The Company began to execute the remediation plans identified above in the fourth quarter of 2004. During the quarter ended December 25, 2004, the Company filled the then vacant position of Chief Financial Officer to provide leadership in the areas of finance and accounting and appointed an Operations Controller, who provides senior management and review in the accounting function. The Company had previously outsourced its internal audit function and in the quarter ended December 25, 2004, the Company established the internal audit function in-house and hired a senior, experienced executive to lead this function. The Company engaged outside contractors with technical accounting expertise commencing in November 2004.
      In the first quarter of 2005, the Company’s Corporate Controller resigned and the Company appointed a replacement Corporate Controller and principal accounting officer on February 18, 2005. Under the supervision of our Chief Financial Officer and Corporate Controller, we have implemented additional processes and procedures and have also effected a reorganization of our accounting and finance department, to assure adequate review of complex, non-routine transactions. These measures included the implementation of requirements for more stringent and complete documentation of the review, analysis and conclusions regarding complex, non-routine transactions and the review of the documentation regarding the analysis of such transaction and the proposed accounting treatment by senior accounting personnel and the principal accounting officer. We have also implemented policies and procedures to assure adequate and timely involvement of outside accounting contractors, as needed, to obtain guidance as to the application of generally accepted accounting principles to complex, non-routine transactions. In the preparation of this Annual Report on Form 10-K, we engaged contractors with technical accounting expertise to supplement our review of the accounting of complex, non-routine transactions, including our restatement, our tax accounts, our previously recorded restructuring liabilities, our current restructuring activities for 2004, and our accounting for impairment of goodwill and other long-lived assets. The Company’s continued use of the same accounting contractors over the period commencing in November 2004 has resulted in these contractors having a growing familiarity with the Company, its business and personnel. The Company believes that these corrective actions, taken as a whole, have mitigated the control deficiencies with respect to our preparation of this 2004 Annual Report on Form 10-K and that these measures have been effective to ensure that information required to be disclosed in the 2004 Form 10-K has been recorded, processed, summarized and reported correctly. The Company is in the process of developing procedures for the testing of these controls to determine if the material weakness has been remediated and expects that testing of these controls will be substantially completed by the end of our fiscal first quarter. The Company will continue the implementation of policies, processes and procedures regarding the review of complex, non-routine transactions and the hiring of additional accounting personnel. Management believes that our controls and procedures will continue to improve as a result of the further implementation of these measures.
      There was no change in our internal control over financial reporting during the year ended December 25, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures which are described above.
Evaluation of Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 25, 2004 because of the material weakness identified above.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item with respect to identification of directors is incorporated by reference to the information contained in the section captioned “Election of Directors” in the Proxy Statement. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report. Information with respect to Items 405 and 406 of Regulation S-K is incorporated by reference to the information contained in the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1, Election of Directions — Corporate Governance and Board Committees” in the Proxy Statement.

Item 11.	Executive Compensation
      The information required by this Item is incorporated herein by reference to the information contained in the section captioned “Executive Compensation and Other Matters” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by this Item is incorporated herein by reference to the information contained in the sections captioned “Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated herein by reference to the information contained in the section captioned “Executive Compensation and Other Matters” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services
      The information required by this Item is incorporated herein by reference to the information contained in the section captioned “Ratification of Engagement of Independent Auditors” in the Proxy Statement.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) The following documents are filed as part of this report:
      (1)-(2) Financial Statements and Financial Statement Schedules — See Index to Consolidated Financial Statements under Item 8 on page 56 of this report.
      (3) Exhibits. See Index to Exhibits on pages 102 to 105 hereof.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 10th day of March, 2005.

MAXTOR CORPORATION
(Registrant)

By:	/s/ C.S. PARK

Dr. C.S. Park
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C.S. PARK Dr. C.S. Park	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 10, 2005

/s/ DUSTON M. WILLIAMS Duston M. Williams	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2005

/s/ CHARLES M. BOESENBERG Charles M. Boesenberg	Director	March 10, 2005

/s/ MICHAEL R. CANNON Michael R. Cannon	Director	March 10, 2005

/s/ CHARLES F. CHRIST Charles F. Christ	Director	March 10, 2005

/s/ CHARLES HILL Charles Hill	Director	March 10, 2005

/s/ GREGORY E. MYERS Gregory E. Myers	Director	March 10, 2005

MAXTOR CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charged to
		Cost,
	Balance at	Expenses				Balance at
	Beginning	and Other				End of
Fiscal Year Ended	of Period	Accounts	Deductions		Other	Period

	(In thousands)
2004
Allowance for doubtful accounts	$11,220	$(433)	$2,559		$—	$8,228
Revenue reserves	$82,809	$398,486	$395,980		$—	$85,315
Valuation allowance for deferred tax assets	$181,295	$134,012	$—		$—	$315,307
2003
Allowance for doubtful accounts	$18,320	$(2,000)	$5,100	(1)	$—	$11,220
Revenue reserves	$82,878	$525,329	$525,398	(2)	$—	$82,809
Valuation allowance for deferred tax assets	$187,898	$(6,603)	$—		$—	$181,295
2002
Allowance for doubtful accounts	$21,638	$(1,000)	$2,318	(1)	$—	$18,320
Revenue reserves	$102,332	$339,266	$358,720	(2)	$—	$82,878
Valuation allowance for deferred tax assets	$175,608	$12,290	$—		$—	$187,898

(1)	Deductions represent recoveries of previously reserved balances and write-offs of fully reserved balances for which collection efforts have been exhausted.
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
(2) Represents actual returns and allowances.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1(4)	Restated Certificate of Incorporation of Registrant.
3.2(6)	Certificate of Correction to the Restated Certificate of Incorporation of Registrant.
3.3(7)	Amended and Restated Bylaws of Registrant, dated February 18, 2005.
3.4(8)	Certificate of Merger as filed with the Secretary of State of State of Delaware on April 2, 2001.
4.1(15)	Indenture between Registrant and U.S. Bank National Association, dated as of May 7, 2003.
4.2(15)	Resale Registration Rights Agreement between Registrant, Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of May 7, 2003.
10.1(1)	Form of Indemnification Agreement between Registrant and Registrant’s directors and officers.**
10.2(1)	Indenture dated as of March 1, 1987 between Registrant and Security Pacific National Bank, as Trustee.
10.3(1)	Employment Agreement between Mr. K.H. Teh and Registrant, dated March 23, 1997.**
10.4(1)	Land Lease between Housing Development Board and Maxtor Singapore Limited dated as of March 8, 1991.
10.5(2)	1998 Restricted Stock Plan.**
10.6(2)	Form of Restricted Stock Grant Agreement.**
10.7(3)	Lease Agreement for Premises Located at 2452 Clover Basin Drive, Longmont, Colorado, between Registrant, as Tenant, and Pratt Land Limited Liability Company, as Landlord, dated October 28, 1999.
10.8(7)	1998 Employee Stock Purchase Plan.**
10.9(5)	Form of Tax Opinion Insurance Policy.
10.10(9)	Form of Tax Opinion Insurance Policy Rider.
10.11(8)	Separation and Redemption Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.
10.12(8)	Tax Sharing and Indemnity Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.
10.13(8)	Intellectual Property Agreement dated as of April 2, 2001 by and between Quantum Corporation and Insula Corporation.
10.14(8)	Indemnification Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.
10.15(8)	Real Estate Matters Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.
10.16(8)	General Assignment and Assumption Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.
10.17(10)	Lease Amendment and Novation Agreement made as of August 31, 2001, by and between FortuneFirst, LLC, Hynix Semiconductor America Inc., and MMC Technology, Inc.
10.18(11)	Maxtor Corporation Amended and Restated Executive Deferred Compensation Plan effective April 2, 2001.**
10.19(12)	Maxtor Corporation Amended and Restated 1996 Stock Option Plan.**
10.20(12)	Standard Volume Purchase Agreement between Registrant, Agere Systems, Inc., and Agere Systems Singapore Pte. Ltd., effective as of January 1, 2002.*
10.21(13)	Employment Offer Letter from Registrant to Mr. Paul J. Tufano, dated February 24, 2003.**
10.22(13)	Master Financing Agreement between Maxtor Technology (Suzhou) Co., Ltd., Bank of China Suzhou Branch and Bank of China Suzhou Industrial Park Sub-branch, dated as of April 15, 2003.

Exhibit
Number	Description

10.23(13)	Contract for Transfer of the Right to the Use of Land in Respect to 222,700.82 Square Meters of Land Located at Su Hong Dong Road, Suzhou Industrial Park between China-Singapore Suzhou Industrial Park Development Co., Ltd. and Maxtor Technology (Suzhou) Co., Ltd., dated as of February 12, 2003.
10.24(14)	U.S. $100,000,000 Receivables Loan and Security Agreement among Maxtor Funding LLC, Registrant, Merrill Lynch Commercial Finance Corp., Radian Reinsurance Inc., and U.S. Bank National Association, dated as of May 9, 2003.
10.25(14)	Purchase and Contribution Agreement between Registrant and Maxtor Funding Corporation LLC, dated as of May 9, 2003.
10.26(16)	Employment Offer Letter from Registrant to Mr. Keyur A. Patel, dated June 16, 2003.**
10.27(15)	First Amendment to U.S. $100,000,000 Receivables Loan and Security Agreement among Maxtor Funding LLC, Registrant, Merrill Lynch Commercial Finance Corp., Merrill Lynch Commercial Finance Corp., Radian Reinsurance Inc., and U.S. Bank National Association, dated as of July 21, 2003.
10.28(16)	Employment Offer Letter and related documentation from Registrant to Mr. Robert L. Edwards, dated July 23, 2003.**
10.29(16)	Letter of Guarantee from Oversea-Chinese Banking Corporation Limited to Maxtor Peripherals (S) Pte Ltd, dated July 29, 2003.
10.30(15)	Second Amendment to U.S. $100,000,000 Receivables Loan and Security Agreement among Maxtor Funding LLC, Registrant, Merrill Lynch Commercial Finance Corp., Merrill Lynch Commercial Finance Corp., Radian Reinsurance Inc., and U.S. Bank National Association, dated as of August 7, 2003.
10.31(15)	First Amendment to Purchase and Contribution Agreement between Registrant and Maxtor Funding LLC, dated as of August 7, 2003.
10.32(16)	Form of Amendment of Restricted Stock Unit Award Agreement between Registrant and Pantelis S. Alexopoulos (70,000 Restricted Stock Units), David L. Beaver (50,000 Restricted Stock Units), Michael Cordano (70,000 Restricted Stock Units), Phillip C. Duncan (50,000 Restricted Stock Units), Misha Rozenberg (50,000 Restricted Stock Units), Glenn H. Stevens (50,000 Restricted Stock Units), and K.H. Teh (70,000 Restricted Stock Units), and Paul J. Tufano (100,000 Restricted Stock Units; 140,000 Restricted Stock Units), each dated as of September 2, 2003.**
10.33(16)	Loan Agreement between Maxtor Peripherals (S) Pte Ltd and the Singapore Economic Development Board, dated September 3, 2003.
10.34(17)	Maxtor Corporation Executive Retention and Severance Plan.**
10.35(17)	Maxtor Corporation Restricted Stock Unit Plan (as amended and restated).**
10.36(17)	Forbearance Agreement dated as of March 10, 2004 by and among Radian Reinsurance Inc., Maxtor Funding LLC, Registrant, Merrill Lynch Commercial Finance Corp. and U.S. Bank National Association.
10.37(18)	Supplementary Agreement on Amendment of Foreign Exchange Loan Contract between Maxtor Technology (Suzhou) Co., Ltd. and Bank of China SIP Sub-branch, dated March 24, 2004.
10.38(18)	Letter of Direction from Radian Reinsurance Inc., Merrill Lynch Commercial Financial Corp., Maxtor Funding LLC and Maxtor Corporation to U.S. Bank National Association, dated April 2, 2004.
10.39(19)	U.S. $100,000,000 Receivables Loan and Security Agreement dated as of June 24, 2004 among Maxtor Receivables LLC, Maxtor Corporation, Merrill Lynch Commercial Finance Corp. and U.S. Bank National Association.
10.40(19)	Purchase and Contribution Agreement dated as of June 24, 2004 between Maxtor Corporation and Maxtor Receivables LLC.
10.41	First Amendment Agreement to the Receivables Loan and Security Agreement dated December 22, 2004 among Maxtor Receivables LLC, Maxtor Corporation, Merrill Lynch Commercial Finance Corp. and U.S. Bank National Association.

Exhibit
Number	Description

10.42	Second Amendment Agreement to the Receivables Loan and Security Agreement dated March 4, 2005 among Maxtor Receivables LLC, Maxtor Corporation, Merrill Lynch Commercial Finance Corp. and U.S. Bank National Association.
10.43(19)	Amendment No. 1 to Maxtor Standard Volume Purchase Agreement dated as of July 1, 2004 between Maxtor Corporation and Agere Systems Inc.*
10.44(19)	Agreement dated as of July 19, 2004 between Maxtor Corporation and Mr. Phillip C. Duncan.**
10.45(19)	Employment Offer Letter dated as of July 19, 2004 from Maxtor Corporation to Mr. John Viera.**
10.46(20)	Employment Offer Letter dated as of August 23, 2004 from Maxtor Corporation to Mr. Michael A. Bless.**
10.47(21)	Employment Offer Letter dated as of September 30, 2004 from Maxtor Corporation to Ms. Fariba Danesh.**
10.48(22)	Foreign Exchange Loan Agreement No. YZDZ (2003) NO. 197 between Maxtor Technology (Suzhou) Co., Ltd. and Bank of China Suzhou Industrial Park Sub-branch, dated October 10, 2003.
10.49(22)	Letter of Guarantee by Maxtor International S.à r.l. to and for the benefit of Bank of China Suzhou Branch regarding Foreign Exchange Loan Agreement No. YZDZ (2003) NO. 197 made as of August 16, 2004.
10.50(22)	Foreign Exchange Loan Agreement No. YZDZ (2004) NO. 089 between Maxtor Technology (Suzhou) Co., Ltd. and Bank of China Suzhou Industrial Park Sub-branch, dated August 16, 2004.
10.51(22)	Letter of Guarantee by Maxtor International S.à r.l. to and for the benefit of Bank of China Suzhou Branch regarding Foreign Exchange Loan Agreement No. YZDZ (2004) NO. 089 made as of August 16, 2004.
10.52(23)	Employment Offer Letter dated as of November 12, 2004 from Maxtor Corporation to Dr. C.S. Park.**
10.53(24)	Employment Offer Letter dated as of November 17, 2004 from Maxtor Corporation to Mr. Michael J. Wingert.**
10.54(25)	Employment Offer Letter dated as of December 3, 2004 from Maxtor Corporation to Mr. Duston M. Williams.**
10.55(26)	Amendment to the Employment Offer Letter dated as of February 7, 2004 from Maxtor Corporation to Dr. C.S. Park.**
10.56(27)	Amendment to the Employment Offer Letter dated as of February 7, 2004 from Maxtor Corporation to Mr. Michael J. Wingert.**
10.57(27)	Employment Offer Letter dated as of February 18, 2005 from Maxtor Corporation to Mr. Kurt Richarz.**
10.58	Mutual General Release and Global Settlement Agreement between Registrants and Quantum Corporation dated as of December 23, 2004.
10.59	Forbearance Agreement by and among Maxtor Receivables LLC, Maxtor Corporation and Merrill Lynch Commercial Finance Corporation, dated as of February 11, 2005.
12.1	Statement regarding Computation of Ratio.
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.1	Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit (or portions thereof) has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

**	Management contract, or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibits to registration statement on Form S-1, SEC file No. 333-56099, filed on June 5, 1998.

(2)	Incorporated by reference to exhibits to registration statement on Form S-1/ A, SEC file No. 333-56099, filed on June 29, 1998.

(3)	Incorporated by reference to exhibits of Form 10-K filed March 29, 2000.

(4)	Incorporated by reference to exhibits of registration statement on Form S-4, File No. 333-51592, filed December 11, 2000.

(5)	Incorporated by reference to exhibits of registration statement on Form S-4/ A filed January 23, 2001.

(6)	Incorporated by reference to exhibit of Form 8-K filed March 2, 2001.

(7)	Incorporated by reference to exhibits of Form 8-K filed February 25, 2005.

(8)	Incorporated by reference to exhibits of Form 8-K filed April 17, 2001.

(9)	Incorporated by reference to exhibits to registration statement on Form S-3, File No. 333-61770, filed May 29, 2001.

(10)	Incorporated by reference to exhibits of Form 10-Q filed November 13, 2001.

(11)	Incorporated by reference to exhibits of Form 10-Q filed November 12, 2002.

(12)	Incorporated by reference to exhibits of Form 10-K filed March 28, 2003.

(13)	Incorporated by reference to exhibits of Form 10-Q filed May 13, 2003.

(14)	Incorporated by reference to exhibits of Form S-3 filed June 24, 2003.

(15)	Incorporated by reference to exhibits of Form 10-Q filed August 12, 2003.

(16)	Incorporated by reference to exhibits of Form 10-Q filed November 12, 2003.

(17)	Incorporated by reference to exhibits of Form 10-K filed March 11, 2004.

(18)	Incorporated by reference to exhibits of Form 10-Q filed May 5, 2004.

(19)	Incorporated by reference to exhibits of Form 10-Q filed August 2, 2004.

(20)	Incorporated by reference to exhibits of Form 8-K filed August 24, 2004.

(21)	Incorporated by reference to exhibits of Form 8-K filed October 4, 2004.

(22)	Incorporated by reference to exhibits of Form 10-Q filed November 4, 2004.

(23)	Incorporated by reference to exhibits of Form 8-K filed November 18, 2004.

(24)	Incorporated by reference to exhibits of Form 8-K filed November 23, 2004.

(25)	Incorporated by reference to exhibits of Form 8-K filed December 9, 2004.

(26)	Incorporated by reference to exhibits of Form 8-K filed February 11, 2005.

(27)	Incorporated by reference to exhibits of Form 8-K filed February 25, 2005.