Form 10-Q/A
period 2004-03-27
MAXTOR CORP
filed 2005-05-13
CIK 711039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/ A
Amendment No. 1

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
(408) 894-5000
      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      As of April 29, 2004, 247,321,877 shares of the registrant’s Common Stock, $.01 par value, were issued and outstanding.

MAXTOR CORPORATION
FORM 10-Q
March 27, 2004

EXPLANATORY NOTE
      Maxtor Corporation (“Maxtor” or “the Company”) is filing this amendment to its report on Form 10-Q for the quarter ended March 27, 2004 (this “Amendment”) to reflect the restatement of its Consolidated Financial Statements for the quarters ended March 29, 2003 and March 27, 2004 and certain corresponding changes described below.
      In February 2005, the Company determined that two purchase accounting entries recorded in connection with the 2001 acquisition of the Quantum HDD business required correction. The first correction related to the fact that at the time of the acquisition, sufficient deferred tax assets were available to offset the $196.5 million deferred tax liability recorded as part of the acquisition and accordingly a reduction in the Company’s deferred tax asset valuation allowance should have been recorded rather than recognition of additional goodwill. The second correction related to the reversal of $13.8 million of a restructuring reserve associated with the acquisition to reflect discounting to present value of liabilities associated with such accrual. The Company restated its consolidated financial statements for each of the three years in the period ended December 27, 2003 by filing a Form 10-K/ A for the year ended December 27, 2003. This Form 10-Q/ A for the quarter ended March 27, 2004 restates Maxtor’s financial statements for the quarters ended March 29, 2003 and March 27, 2004 and the related financial information for those quarters to reflect these corrections.
      In connection with the preparation of the Company’s interim financial statements for the quarter ended April 2, 2005, the Company’s accounting and finance staff, in reviewing certain complex, non-routine transactions in remediation of the material weakness in internal controls over financial reporting as of December 25, 2004, determined that certain lease accounting entries originally recorded in April 2001 were in error. The Company initially identified two separate adjustments. The first adjustment related to the incorrect determination of the net present value of the lease differential of adverse leases assumed in connection with the Quantum HDD acquisition (the “Adverse Leases”). The second adjustment related to the incorrect application of the straight line expense methodology for a lease entered into in April 2001 unrelated to the Quantum acquisition (the “Straight Line Lease”). Upon further analysis, two additional adjustments were identified by the Company’s independent registered public accountants relating to the Adverse Leases. The additional errors relate to the incorrect determination of the fair value of the Adverse Leases assumed and the corresponding impact on lease amortization over the remaining lease term. The liability for the Adverse Leases was overstated, resulting in a corresponding overstatement of goodwill. The reduction of the liability for these Adverse Leases to their fair value at time of acquisition had the effect of increasing the amount of the corresponding rent expense for the Adverse Leases over the remaining lease term.
      As a result of these errors, the Company’s net income was overstated by $1.8 million in fiscal 2001, $1.9 million in fiscal 2002, $1.6 million in fiscal 2003 and $1.5 million in fiscal 2004, other liabilities was overstated by $4.9 million in fiscal 2001, $3.0 million in fiscal 2002, $1.4 million in fiscal 2003 and understated by $0.1 million in fiscal 2004. The impact of the adjustments at December 25, 2004 is a $6.8 million cumulative reduction in accumulated deficit and equity, a $6.7 million reduction in goodwill and a $0.1 million increase in other liabilities. The adjustments are not material to any individual prior year or interim reporting period; however, a restatement of the financial statements for such prior periods to correct immaterial misstatements therein is required if the aggregate correcting adjustment related to such errors would be material to the financial statements of the period in which the adjustment was identified. Accordingly, this Form 10-Q/ A for the quarter ended March 27, 2004 also restates Maxtor’s financial statements for the quarters ended March 29, 2003 and March 27, 2004 and the related financial information for those quarters to reflect these corrections, as the adjustment would be material if recorded in the interim financial statements for the quarter ended April 2, 2005.
      A discussion of the restatement is set forth in Note 2 to the Consolidated Financial Statements included in this Amendment. Changes also have been made to the following items in this Amendment as a result of the restatement:
      Part I

•	Item 1. Condensed Consolidated Financial Statements (Unaudited)

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4. Controls and Procedures
      Part II

•	Item 15. Exhibits and Reports on Form 8-K
      This Amendment does not reflect events that have occurred after the May 6, 2004 filing date of the report on Form 10-Q that was originally filed, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the corrections described above. Information with respect to those events has been or will be set forth, as appropriate, in the Company’s subsequent periodic filings, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
MAXTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 27,	December 27,
	2004	2003

	Restated
	(Unaudited)
	(In thousands, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$443,661	$530,816
Restricted cash	45,666	37,154
Marketable securities	46,236	44,543
Restricted marketable securities	41,930	42,337
Accounts receivable, net of allowance of doubtful accounts of $8,801 at March 27, 2004 and $11,220 at December 27, 2003	471,846	540,943
Other receivables	45,852	37,964
Inventories	228,139	218,011
Prepaid expenses and other	34,254	38,301

Total current assets	1,357,584	1,490,069
Property, plant and equipment, net	354,773	342,679
Goodwill	628,463	628,463
Other intangible assets, net	40,783	61,619
Other assets	13,231	13,908

Total assets	$2,394,834	$2,536,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$22,045	$77,037
Accounts payable	694,977	730,056
Accrued and other liabilities	359,206	445,576
Liabilities of discontinued operations	807	1,487

Total current liabilities	1,077,035	1,254,156
Long-term debt, net of current portion	377,840	355,809
Other liabilities	175,579	180,088

Total liabilities	1,630,454	1,790,053
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 260,540,360 shares issued and 247,294,622 shares outstanding at March 27, 2004 and 259,246,819 shares issued and 246,001,081 shares outstanding at December 27, 2003	2,605	2,592
Additional paid-in capital	2,419,821	2,410,082
Deferred stock-based compensation	—	(110)
Accumulated deficit	(1,603,014)	(1,611,744)
Cumulative other comprehensive income	9,907	10,804
Treasury stock (13,245,738 shares) at cost	(64,939)	(64,939)

Total stockholders’ equity	764,380	746,685

Total liabilities and stockholders’ equity	$2,394,834	$2,536,738

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	March 27, 2004	March 29, 2003

	Restated	Restated
	(Unaudited)
	(In thousands, except share and per
	share amounts)
Net revenues	1,019,688	938,889
Cost of revenues	864,625	767,042

Gross profit	155,063	171,847
Operating expenses:
Research and development	85,103	87,025
Selling, general and administrative	32,514	31,932
Amortization of intangible assets	20,836	20,562

Total operating expenses	138,453	139,519

Income from operations	16,610	32,328
Interest expense	(8,932)	(5,577)
Interest income	1,288	1,208
Other gain	38	207

Income before income taxes	9,004	28,166
Provision for income taxes	274	1,277

Net income	$8,730	$26,889

Net income per share — basic	$0.04	$0.11
Net income per share — diluted	$0.03	$0.11
Shares used in per share calculation
— basic	246,590,255	243,634,139
— diluted	256,960,154	246,866,117
See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 27,	March 29,
	2004	2003

	Restated	Restated
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$8,730	$26,889
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,107	41,942
Amortization of intangible assets	20,836	20,562
Stock-based compensation expense	144	273
Loss on sale of property, plant and equipment and other assets	353	2,308
Gain on retirement of bond	—	(111)
Change in assets and liabilities:
Accounts receivable	69,097	38,404
Other receivables	(7,888)	5,015
Inventories	(10,128)	(41,528)
Prepaid expenses and other assets	3,910	(8,992)
Accounts payable	(32,177)	(18,232)
Accrued and other liabilities	(90,879)	(22,379)

Net cash provided by (used in) operating activities from continuing operations	(1,895)	44,151
Net cash flow used in discontinued operations	(680)	(4,744)

Net cash provided by (used in) operating activities	(2,575)	39,407

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	720	103
Purchase of property, plant and equipment	(52,176)	(20,609)
Decrease (increase) in restricted cash	(8,512)	2,739
Proceeds from sale of marketable securities	12,920	17,357
Purchase of marketable securities	(14,289)	(13,886)

Net cash used in investing activities	(61,337)	(14,296)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, including short-term Borrowings	24,655	—
Principal payments of debt including short-term borrowings	(3,391)	(4,622)
Principal payments under capital lease obligations	(4,225)	(7,132)
Payment of receivable-backed borrowing	(50,000)	—
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	9,718	8,865

Net cash used in financing activities	(23,243)	(2,889)

Net change in cash and cash equivalents	(87,155)	22,222
Cash and cash equivalents at beginning of period	530,816	306,444

Cash and cash equivalents at end of period	$443,661	$328,666

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,168	$7,370
Income taxes	$2,146	$1,551
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$2,966	$3,287
Retirement of debt in exchange for bond Redemption	$5,000	$5,000
Change in unrealized gain (loss) on investments	$(897)	$1,711
Purchase of property, plant and equipment financed by capital lease obligations	$—	$2,826
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
      The following pro forma net income (loss) information for Maxtor’s stock options and employee stock purchase plan has been prepared following the provisions of SFAS 123 (in thousands, except per share data):

	Three Months Ended

	March 27,	March 29,
	2004	2003

	Restated(1)	Restated(1)
Net income applicable to common stockholders, as reported	$8,730	$26,889
Add: Stock-based employee compensation expense included in reported net income	144	273
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	5,491	5,523

Pro forma net income	$3,383	$21,639

Net income per share
As reported — basic	$0.04	$0.11
Pro forma — basic	$0.01	$0.09
As reported — diluted	$0.03	$0.11
Pro forma — diluted	$0.01	$0.09

(1)	For additional information regarding the restatement, see note 2 of the Notes to Consolidated Financial Statements.
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

2.	Restatement of Financial Statements
      In February 2005, the Company determined that two purchase accounting entries recorded in connection with the 2001 acquisition of the Quantum HDD business required correction. The first correction related to the fact that at the time of the acquisition, sufficient deferred tax assets were available to offset the $196.5 million deferred tax liability recorded as part of the acquisition and accordingly a reduction in the Company’s deferred tax asset valuation allowance should have been recorded rather than recognition of additional goodwill. The second correction related to the reversal of $13.8 million of a restructuring reserve associated with the acquisition to reflect discounting to present value of liabilities associated with such accrual. The Company restated its consolidated financial statements for each of the three years in the period ended December 27, 2003 by filing a Form 10-K/ A for the year ended December 27, 2003. This Form 10-Q/ A for the quarter ended March 27, 2004 restates Maxtor’s financial statements for the quarters ended March 29, 2003 and March 27, 2004 and the related financial information for those quarters to reflect these corrections.
      In connection with the preparation of the Company’s interim financial statements for the quarter ended April 2, 2005, the Company’s accounting and finance staff, in reviewing certain complex, non-routine transactions in remediation of the material weakness in internal controls over financial reporting as of December 25, 2004, determined that certain lease accounting entries originally recorded in April 2001 were in error. The Company initially identified two separate adjustments. The first adjustment related to the incorrect determination of the net present value of the lease differential of adverse leases assumed in connection with the Quantum HDD acquisition (the “Adverse Leases”). The second adjustment related to the incorrect application of the straight line expense methodology for a lease entered into in April 2001 unrelated to the Quantum acquisition (the “Straight Line Lease”). Upon further analysis, two additional adjustments were identified relating to the Adverse Leases. The additional errors relate to the incorrect determination of the fair value of the Adverse Leases assumed and the corresponding impact on lease amortization over the remaining lease term. The liability for the Adverse Leases was overstated, resulting in a corresponding overstatement of goodwill. The reduction of these Adverse Leases to their fair value at time of acquisition had the effect of increasing the amount of the straight line lease amortization for the Adverse Leases over the remaining lease term.
      As a result of these errors, the Company’s net income was overstated by $1.8 million in fiscal 2001, $1.9 million in fiscal 2002, $1.6 million in fiscal 2003 and $1.5 million in fiscal 2004, other liabilities was overstated by $4.9 million in fiscal 2001, $3.0 million in fiscal 2002, $1.4 million in fiscal 2003 and understated by $0.1 million in fiscal 2004. The impact of the adjustments at December 25, 2004 is a $6.8 million cumulative reduction in accumulated deficit and equity, a $6.7 million reduction in goodwill and a $0.1 million increase in other liabilities. The adjustments are not material to any individual prior year or interim reporting period; however, a restatement of the financial statements for such prior periods to correct immaterial misstatements therein is required if the aggregate correcting adjustment related to such errors would be material to the financial statements of the period in which the adjustment was identified. Accordingly, this Form 10-Q/ A for the quarter ended March 27, 2004 also restates Maxtor’s financial statements for the quarters ended March 29, 2003 and March 27, 2004 and the related financial information for those quarters to reflect these corrections, as the adjustment would be material if recorded in the interim financial statements for the quarter ended April 2, 2005.

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the effect of the restatement:

	As of March 27, 2004

	As Reported	As Restated

Changes to Consolidated Balance Sheet
Goodwill	$813,951	$628,463
Accrued and other liabilities	367,981	359,206
Deferred taxes	196,455	—
Other liabilities	181,580	175,579
Accumulated deficit	$(1,628,757)	$(1,603,014)

	As of March 27, 2004		As of March 29, 2003

	As Reported	As Restated	As Reported	As Restated

Changes to Consolidated Results of Operations
Research and development	$84,770	$85,103	$86,661	$87,025
Interest expense	(8,832)	(8,932)	(5,422)	(5,577)
Net income	$9,163	$8,730	$27,408	$26,889
Net income per share — diluted	$0.04	$0.03

3.	Supplemental Financial Data

	March 27,	December 27,
	2004	2003

	(In thousands)
Inventories:
Raw materials	$54,002	$56,132
Work-in-process	36,106	44,650
Finished goods	138,031	117,229

	$228,139	$218,011

Prepaid expenses and other:
Investments in securities, at fair value	$14,592	$15,536
Prepaid expenses and other	19,662	22,765

	$34,254	$38,301

Property, plant and equipment, at cost:
Buildings	$161,115	$152,381
Machinery and equipment	630,505	608,735
Software	80,690	79,682
Furniture and fixtures	27,145	26,583
Leasehold improvements	86,789	86,430

	$986,244	$953,811
Less accumulated depreciation and amortization	(631,471)	(611,132)

Net property, plant and equipment	$354,773	$342,679

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued and other liabilities:
Income taxes payable	$22,183	$23,763
Accrued payroll and payroll-related expenses	70,340	132,967
Accrued warranty	191,325	209,426
Restructuring liabilities, short-term	10,684	9,096
Accrued expenses (Restated)(1)	65,481	71,811

	$360,013	$447,063

Other liabilities
Tax indemnification liability	$135,245	$135,559
Restructuring liabilities, long-term	25,828	29,727
Other (Restated)(1)	14,506	14,802

	$175,579	$180,088

(1)	For additional information regarding the restatement, see note 2 of the Notes to Consolidated Financial Statements.
      Depreciation and amortization expense of property, plant and equipment for the periods ended March 27, 2004 and March 29, 2003 was $36.1 million and $41.9 million, respectively. Total property, plant and equipment recorded under capital leases was $38.2 million as of March 27, 2004. Total accumulated depreciation under capital leases was $16.4 million as of March 27, 2004.

4.	Goodwill and Other Intangible Assets
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
      The Company ceased amortizing goodwill totaling $660.5 million as of the adoption date, including $31.1 million, net of accumulated amortization, of acquired workforce intangibles previously classified as purchased intangible assets. Subsequent to the decision to shut down the manufacture and sales of NSG products, the Company wrote off goodwill related to the NSG operations of $32.0 million. As of March 27, 2004, goodwill amounted to $628.5 million.
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

		March 27, 2004			December 27, 2003

	Useful	Gross			Gross
	Life	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(In thousands)		(In thousands)
Goodwill (Restated)(1)		$628,463	—	$628,463	$628,463	—	$628,463

Quantum HDD
Existing Technology
Core technology	5	$96,700	$(58,020)	$38,680	$96,700	$(53,185)	$43,515
Consumer electronics	3	8,900	(8,900)	—	8,900	(8,158)	742
High-end	3	75,500	(75,500)	—	75,500	(69,208)	6,292
Desktop	3	105,000	(105,000)	—	105,000	(96,250)	8,750
MMC Technology
Existing technology	5	4,350	(2,247)	2,103	$4,350	$(2,030)	$2,320

Total other intangible assets		$290,450	$(249,667)	$40,783	$290,450	$(228,831)	$61,619

(1)	For additional information regarding the restatement, see note 2 of the Notes to Consolidated Financial Statements.
      In accordance with SFAS 142, the Company completed its annual impairment review as of December 27, 2003. The Company found no instances of impairment of the recorded goodwill and accordingly no impairment was recorded.

5.	Short-term Borrowings and Long-term Debt
      Short-term borrowings and long-term debt consist of the following (in thousands):

	March 27,	December 27,
	2004	2003

6.8% Convertible Senior Notes due 2010	$230,000	$230,000
5.75% Subordinated Debentures due March 1, 2012	59,352	59,352
Manufacturing Facility Loan, Suzhou, China	30,000	15,000
Economic Development Board of Singapore Loans	30,784	24,138
Mortgages	33,782	34,164
Equipment Loans and Capital Leases	15,967	20,192
Receivable-backed Borrowing	—	50,000

	399,885	432,846
Less amounts due within one year	(22,045)	(77,037)

	$377,840	$355,809

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

	Three Months Ended

	March 27,	March 29,
	2004	2003

Balance at the beginning of the period	$209,426	$278,713
Charges to operations	39,431	60,824
Settlements	(56,507)	(49,035)
Changes in estimates, primarily expirations	(1,025)	(23,919)

Balance at the end of the period	$191,325	$266,583

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Quantum HDD Acquisition
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
      The following table summarizes the activity related to the merger-related restructuring costs as of March 27, 2004:

		Severance
	Facility	and	Other
	Costs	Benefits	Costs	Total

		(In millions)
Provision at April 2, 2001	$45.3	$29.2	$12.7	$87.2
Amounts paid	(0.9)	(15.5)	(12.7)	(29.1)

Balance at December 29, 2001	44.4	13.7	—	58.1
Amounts paid	(4.5)	(13.7)	—	(18.2)

Balance at December 28, 2002	39.9	—	—	39.9
Amounts paid	(8.5)	—	—	(8.5)

Balance at December 27, 2003	31.4	—	—	31.4
Amounts paid	(1.9)	—	—	(1.9)

Balance at March 27, 2004	$29.5	$—	$—	$29.5

      The balance remaining in the facilities exit accrual is expected to be paid over several years, based on the underlying lease agreements. The merger-related restructuring accrual is included within the balance sheet captions of Accrued and other liabilities and Other liabilities.

8.	Discontinued Operations
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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Restructuring
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

10.	Net Income Per Share
      In accordance with the disclosure requirements of Statements of Financial Accounting Standards No. 128, “Earnings per Share” a reconciliation of the numerator and denominator of the basic and diluted net loss per share calculations is provided as follows (in thousands, except share and per share amounts):

	Three Months Ended

	March 27,	March 29,
	2004	2003

	Restated(1)	Restated(1)
Numerator — Basic and Diluted
Net income	$8,730	$26,889

Net income available to common stockholders	$8,730	$26,889

Denominator
Basic weighted average common shares outstanding	246,590,255	243,634,139
Effect of dilutive securities:
Common stock options	10,304,899	3,135,070
Restricted shares subject to repurchase	65,000	96,908

Diluted weighted average common shares	256,960,154	246,866,117

Net income per share — basic	$0.04	$0.11

Net income per share — diluted	$0.03	$0.11

(1)	For additional information regarding the restatement, see note 2 of the Notes to Consolidated Financial Statements.
      As-if convertible shares and interest expense related to the 6.8% convertible senior notes due 2010 were excluded from the calculation, as the effect was anti-dilutive. The following number of common stock options and as-if converted shares were excluded from the computation of diluted net income per share as the effect was anti-dilutive:

	Three Months Ended

	March 27,	March 29,
	2004	2003

Common stock options	2,880,733	17,747,072
As-if converted shares related to 6.8% Convertible Senior Notes due 2010	18,756,362	—

11.	Comprehensive Income
      Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Cumulative other comprehensive income, as presented in the accompanying consolidated balance sheets, consists of the net unrealized gains (losses) on available-for-sale securities, net of tax, if any.

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total comprehensive income for the three months ended March 27, 2004 and March 29, 2003, is presented in the following table (in thousands):

	Three Months Ended

	March 27,	March 29,
	2004	2003

	Restated(1)	Restated(1)
Net income	$8,730	$26,889
Unrealized gain (loss) on investments in securities	(865)	1,799
Less: reclassification adjustment for gain included in net income	32	88

Comprehensive income	$7,833	$28,600

(1)	For additional information regarding the restatement, see note 2 of the Notes to Consolidated Financial Statements.

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

	Three Months Ended

	March 27,	March 29,
	2004	2003

United States	$318,647	$303,969
Asia Pacific and Japan	306,837	283,327
Europe, Middle East and Africa	381,234	330,593
Latin America and other	12,970	21,000

Total	$1,019,688	$938,889

      Long-lived asset information by geographic area as of March 27, 2004 and December 27, 2003 is presented in the following table (in thousands):

	March 27,	December 27,
	2004	2003

	(Restated)(1)	(Restated)(1)
United States	$899,733	$916,401
Asia Pacific and Japan	136,600	129,380
Europe, Middle East and Africa	693	731
Latin America and other	224	157

Total	$1,037,250	$1,046,669

(1)	For additional information regarding the restatement, see note 2 of the Notes to Consolidated Financial Statements.
      Long-lived assets located within the United States consist primarily of goodwill and other intangible assets. Goodwill and other intangible assets within the United States amounted to $699.2 million and $690.1 million as of March 27, 2004 and December 27, 2003, respectively. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore.

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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

14.	Related Party Transaction
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
Restatement
      In February 2005, the Company determined that two purchase accounting entries recorded in connection with the 2001 acquisition of the Quantum HDD business required correction. The first correction related to the fact that at the time of the acquisition, sufficient deferred tax assets were available to offset the $196.5 million deferred tax liability recorded as part of the acquisition and accordingly a reduction in the Company’s deferred tax asset valuation allowance should have been recorded rather than recognition of additional goodwill. The second correction related to the reversal of $13.8 million of a restructuring reserve associated with the acquisition to reflect discounting to present value of liabilities associated with such accrual. The Company restated its consolidated financial statements for each of the three years in the period ended December 27, 2003 by filing a Form 10-K/ A for the year ended December 27, 2003. This Form 10-Q/ A for the quarter ended March 27, 2004 restates Maxtor’s financial statements for the quarters ended March 29, 2003 and March 27, 2004 and the related financial information for those quarters to reflect these corrections.
      In connection with the preparation of the Company’s interim financial statements for the quarter ended April 2, 2005, the Company’s accounting and finance staff, in reviewing certain complex, non-routine transactions in remediation of the material weakness in internal controls over financial reporting as of December 25, 2004, determined that certain lease accounting entries originally recorded in April 2001 were in error. The Company initially identified two separate adjustments. The first adjustment related to the incorrect determination of the net present value of the lease differential of adverse leases assumed in connection with the Quantum HDD acquisition (the “Adverse Leases”). The second adjustment related to the incorrect application of the straight line expense methodology for a lease entered into in April 2001 unrelated to the Quantum acquisition (the “Straight Line Lease”). Upon further analysis, two additional adjustments were identified by the Company’s independent registered public accountants relating to the Adverse Leases. The additional errors relate to the incorrect determination of the fair value of the Adverse Leases assumed and the corresponding impact on lease amortization over the remaining lease term. The liability for the Adverse Leases was overstated, resulting in a corresponding overstatement of goodwill. The reduction of the liability for these Adverse Leases to their fair value at time of acquisition had the effect of increasing the amount of the corresponding rent expense for the Adverse Leases over the remaining lease term.
      As a result of these errors, the Company’s net income was overstated by $1.8 million in fiscal 2001, $1.9 million in fiscal 2002, $1.6 million in fiscal 2003 and $1.5 million in fiscal 2004, other liabilities was overstated by $4.9 million in fiscal 2001, $3.0 million in fiscal 2002, $1.4 million in fiscal 2003 and understated by $0.1 million in fiscal 2004. The impact of the adjustments at December 25, 2004 is a $6.8 million cumulative reduction in accumulated deficit and equity, a $6.7 million reduction in goodwill and a $0.1 million increase in other liabilities. The adjustments are not material to any individual prior year or interim reporting period; however, a restatement of the financial statements for such prior periods to correct immaterial misstatements therein is required if the aggregate correcting adjustment related to such errors would be material to the financial statements of the period in which the adjustment was identified. Accordingly, this Form 10-Q/ A for the quarter ended March 27, 2004 also restates Maxtor’s financial statements for the quarters ended March 29, 2003 and March 27, 2004 and the related financial information for those quarters to reflect these corrections, as the adjustment would be material if recorded in the interim financial statements for the quarter ended April 2, 2005.
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
      On August 15, 2002, we announced our decision to shut down our Network Systems Group (“NSG”) and cease the manufacturing and sale of our MaxAttachTM branded network attached storage products. We worked with NSG customers for an orderly wind down of the business. The network attached storage market had fragmented since our entrance in 1999, with one segment of the NAS market becoming more commoditized and the other segment placing us in competition with some of our hard disk drive customers. The shut down of the operations of our NSG business allowed us to focus on our core hard disk drive market and further reduce expenses. The NSG business was accounted for as a discontinued operation and therefore, results of operations and cash flows have been removed from our results of continuing operations for all periods presented in this report. For additional information regarding the NSG discontinued operations, see note 8 of the Notes to Consolidated Financial Statements.
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
Results of Operations

Revenues and Gross Profit

	Three Months Ended

	March 27,	March 29,
	2004	2003	Change

	(In millions)
Total revenues	$1,019.7	$938.9	$80.8
Gross profit	$155.1	$171.8	$(16.7)
Net income (Restated)(1)	$8.7	$26.9	$(18.2)
As a percentage of revenue:
Total revenues	100.0%	100.0%
Gross profit	15.2%	18.3%
Net income (Restated)(1)	0.9%	2.9%

(1)	For additional information regarding the restatement, see note 2 of the Notes to Consolidated Financial Statements.
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

Operating Expenses

	Three Months Ended

	March 27,	March 29,
	2004	2003	Change

	(In millions)
Research and development (Restated)(1)	$85.1	$87.0	$(1.9)
Selling, general and administrative	$32.5	$31.9	$0.6
Amortization of intangible assets	$20.8	$20.6	$0.2
As a percentage of revenue:
Research and development (Restated)(1)	8.3%	9.3%
Selling, general and administrative	3.2%	3.4%
Amortization of intangible assets	2.0%	2.2%

(1)	For additional information regarding the restatement, see note 2 of the Notes to Consolidated Financial Statements.

Research and Development (“R&D”)
      R&D expense in the three months ended March 27, 2004 was $85.1 million, or 8.3% of revenue compared to $87.0 million, or 9.3% of revenue in the corresponding period in fiscal year 2003. R&D expenses decreased by $1.9 million, or 2.2%, in the three month period ended March 27, 2004 compared to the corresponding period in fiscal year 2003. The decrease in R&D expenses was primarily due to a decrease in compensation expense of $3.4 million, and a $1.2 million decrease in spending in information technology and facilities. These decreases were offset by a $2.7 million increase in expensed parts due to the change in the number of products in development.

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

Interest Expense, Interest Income and Other Gain

	Three Months Ended

	March 27,	March 29,
	2004	2003	Change

	(In millions)
Interest expense (Restated)(1)	$(8.9)	$(5.6)	$(3.3)
Interest income	$1.3	$1.2	$0.1
Other gain	$—	$0.2	$(0.2)
As a percentage of revenue:
Interest expense (Restated)(1)	(0.9)%	(0.6)%
Interest income	0.1%	0.1%
Other gain	0.0%	0.0%

(1)	For additional information regarding the restatement, see note 2 of the Notes to Consolidated Financial Statements.

Interest Expense
      Interest expense was $8.9 million and $5.6 million in the three months ended March 27, 2004 and March 29, 2003, respectively. The increase was primarily due to an increase in the debt from the issuance of the $230 million convertible notes and the receivable-backed borrowing established in May 2003. This increase was offset by our reimbursement to Quantum Corporation of our portion of amounts due upon their redemption of the Quantum 7% convertible bonds in August 2003 and the decrease of capital lease balances.

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

Provision for Income Taxes

	Three Months Ended

	March 27,	March 29,
	2004	2003	Change

	(In millions)
Income before provision for income taxes (Restated)(1)	$9.0	$28.2	$(19.2)
Provision for income taxes	$0.3	$1.3	$(1.0)

(1)	For additional information regarding the restatement, see note 2 of the Notes to Consolidated Financial Statements.
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
      Cash used in operating activities was $2.6 million in the three months ended March 27, 2004. This comprised $8.7 million in net income plus non-cash items of $57.4 million, and a decrease in operating capital (defined as accounts receivables, other receivables and inventories less accounts payables) of $18.9 million, prepaid expenses and other assets of $3.9 million, partially offset by a decrease in accrued and other liabilities of $90.9 million and cash used in discontinued operations of $0.7 million. The change in accrued and other liabilities was primarily due to a $62.6 million payment of compensation accruals, $18.1 million net settlement of warranty, $2.9 million decrease of accrued expenses and $3.6 million in facility accrual payments.
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
      We have a history of significant losses and may not maintain profitability. In the last five fiscal years, we were profitable in only fiscal years 2000 and 2003. For the year ended December 27, 2003, our net income was $101.1 million, which included $85.3 million for the amortization of intangible assets, charges of $0.8 million for stock-based compensation and income from discontinued operations of $2.2 million. As of December 27, 2003, we had an accumulated deficit of $1,611.7 million. Although we were profitable in the fiscal year 2003, we have a history of losses and may not maintain profitability.

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
      Unlike some of our competitors, we do not manufacture any of the parts used in our products, other than media as a result of our acquisition of MMC Technologies Inc., or MMC. Instead, our products incorporate parts and components designed by and purchased from third party suppliers. Both we and Matsushita-Kotobuki Electronics Industries, Ltd., or MKE, depend on a limited number of qualified suppliers for components and subassemblies, including recording heads, media and integrated circuits. Currently, we purchase recording heads from two sources, digital signal processors/controllers from one source and spin/servo integrated circuits from two sources. We recently entered into agreements with our two recording head suppliers, TDK/ SAE and ALPS Electric Co., Ltd., pursuant to which these suppliers will each be collaborating with Maxtor on the development of future head technologies, efficiencies, and in the case of TDK/ SAE, manufacturing and manufacturing strategies. TDK/ SAE and ALPS Electric Co., Ltd. will be supplying recording heads to Maxtor on a “priority customer” basis, subject to qualification and pricing conditions. Although our acquisition of our primary media supplier, MMC, has reduced our dependence on outside suppliers for this component, MMC cannot supply all of our media needs, and therefore we are still required to purchase media from two outside sources. As we have experienced in the past, some required parts may be periodically in short supply. As a result, we will have to allow for significant ordering lead times for some components. In addition, we may have to pay significant cancellation charges to suppliers if we cancel orders for components because we reduce production due to market oversupply, reduced demand, transition to new products or technologies or for other reasons. We order the majority of our components on a purchase order basis and we have limited long-term volume purchase agreements with only some of our existing suppliers. In the event that these suppliers cannot qualify to new leading-edge technology specifications, our ramp up of production for the new products will be delayed, and our business, operating results and financial condition will be adversely affected.
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

				Fair Value
				as of
	Valuation of Security Given X%			March 27,	Valuation of Security Given X%
	Decrease in the Security Price			2004	Increase in the Security Price

				($000)
Corporate equity investments	$7,296	$10,944	$12,403	$14,592	$16,781	$18,240	$21,888
% Change	(50)%	(25)%	(15)%		15%	25%	50%

Item 4.	Controls and Procedures
      As previously disclosed under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended December 25, 2004 filed with the Securities and Exchange Commission on March 10, 2005 (“2004 Form 10-K”), management concluded that as of December 25, 2004 the Company did not maintain effective controls over the application of generally accepted accounting principles related to the financial reporting process for complex, non-routine transactions. Further, management concluded that our internal accounting personnel did not, as of December 25, 2004, have sufficient depth, skills and experience in accounting for complex, non-routine transactions in the financial reporting process and there was a lack of review by internal accounting personnel or accounting contractors with appropriate financial reporting expertise of complex, non-routine transactions to ensure they are accounted for in accordance with generally accepted accounting principles. Additionally, we did not, as of December 25, 2004, consistently use outside technical accounting contractors to supplement our internal accounting personnel, and we had insufficient formalized procedures to assure that complex, non-routine transactions received adequate review by internal accounting personnel or outside contractors with technical accounting expertise.
      The ineffective control over the application of generally accepted accounting principles in relation to complex, non-routine transactions in the financial reporting process could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management determined that this control deficiency constituted a material weakness as of December 25, 2004. Because of the material weakness described above, management concluded in our annual report on Form 10-K that the Company did not maintain effective internal control over financial reporting as of December 25, 2004, based on criteria in Internal Control — Integrated Framework issued by the COSO.
      In our 2004 Form 10-K, management identified the steps necessary to address the material weakness described above as follows:

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

(3) Documenting to standards established by senior accounting personnel and the principal accounting officer the review, analysis and related conclusions with respect to complex, non- routine transactions; and

(4) Requiring senior accounting personnel and the principal accounting officer to review complex non-routine transactions to evaluate and approve the accounting treatment for such transactions.
      The Company’s management began to execute the remediation plans identified above in the fourth quarter of 2004. During the quarter ended December 25, 2004, the Company filled the then vacant position of Chief Financial Officer to provide leadership in the areas of finance and accounting and appointed an Operations Controller, who provides senior management and review in the accounting function. The Company had previously outsourced its internal audit function and in the quarter ended December 25, 2004, the Company established the internal audit function in-house and hired a senior, experienced executive to lead this function. The Company engaged outside contractors with technical accounting expertise commencing in November 2004.
      During the quarterly period ended April 2, 2005, management made a number of changes to internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company’s Corporate Controller resigned and the Company appointed a replacement Corporate Controller and principal accounting officer on February 18, 2005. Under the supervision of our Chief Financial Officer and the Corporate Controller, management implemented additional processes and procedures and have also effected a reorganization of its accounting and finance department, to assure adequate review of complex, non-routine transactions. These measures included the implementation of requirements for more stringent and complete documentation of the review, analysis and conclusions regarding complex, non-routine transactions and the review of the documentation regarding the analysis of such transaction and the proposed accounting treatment by senior accounting personnel and the principal accounting officer. Management also implemented policies and procedures to assure adequate and timely involvement of outside accounting contractors, as needed, to obtain guidance as to the application of generally accepted accounting principles to complex, non-routine transactions.
      In connection with the preparation of the Company’s interim financial statements for the quarter ended April 2, 2005, the Company’s accounting and finance staff, in reviewing certain complex, non-routine transactions in remediation of the material weakness in internal controls over financial reporting as of

December 25, 2004, determined that certain lease accounting entries originally recorded in April 2001 were in error. The Company initially identified two separate adjustments. The first adjustment related to the incorrect determination of the net present value of the lease differential of adverse leases assumed in connection with the Quantum HDD acquisition (the “Adverse Leases”). The second adjustment related to the incorrect application of the straight line expense methodology for a lease entered into in April 2001 unrelated to the Quantum acquisition (the “Straight Line Lease”). Upon further analysis, two additional adjustments were identified by the Company’s independent registered public accountants relating to the Adverse Leases. The additional errors relate to the incorrect determination of the fair value of the Adverse Leases assumed and the corresponding impact on lease amortization over the remaining lease term. The adjustments were not material to any individual prior year or interim reporting period; a restatement of the financial statements for such prior periods to correct immaterial misstatements therein is required if the aggregate correcting adjustment related to such errors would be material to the financial statements of the period in which the adjustment was identified. Accordingly, the Company restated its consolidated financial statements for the years ended December 28, 2002, December 27, 2003 and December 25, 2004 and the related financial information for those years as well as for the year ended December 31, 2001 to reflect these corrections, as the adjustment would be material if recorded in the interim financial statements for the quarter ended April 2, 2005.
      In the preparation of this Quarterly Report on Form 10-Q/ A for the quarter ended March 27, 2004, in light of the discovery of the errors in connection with the preparation of our interim financial statements for the period ended April 2, 2005 described above, the Company undertook a review of all of our significant lease accounting transactions, as well as all of the significant purchase accounting entries recorded in connection with the acquisition of the Quantum HDD business in April 2001. We also conducted a review of additional significant, complex, non-routine transactions recorded from April 2001 through the period ended April 2, 2005. The accounts reviewed as part of this remediation process were in addition to those reviewed in connection with the Company’s preparation of its Form 10-K/ A for the year ended December 27, 2003 filed on February 22, 2005. The Company engaged contractors with technical expertise to supplement its internal review. The Company believes that these corrective actions, taken as a whole, have mitigated the control deficiencies with respect to our preparation of this Quarterly Report on Form 10-Q/ A and that these measures have been effective to ensure that information required to be disclosed in the this Quarterly Report on Form 10-Q/ A has been recorded, processed, summarized and reported correctly. In particular, the Company’s management believes that the measures implemented to date provided reasonable assurance that the Company’s financial statements included in this Quarterly Report on Form 10-Q/ A are prepared in accordance with generally accepted accounting principles.
      The Company is in the process of developing procedures for the testing of the remediated controls to determine if the material weakness has been remediated and expects that testing of these controls will be substantially completed by the end of our fiscal year 2005. The Company will continue the implementation of policies, processes and procedures regarding the review of complex, non-routine transactions and the hiring of additional experienced financial reporting personnel at both management and staff levels. Management believes that our controls and procedures will continue to improve as a result of the further implementation of these measures.
Evaluation of Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report, because of the material weakness described above.

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

Maxtor Corporation
(Registrant)

By:	/s/ Duston M. Williams

Duston M. Williams
Executive Vice President, Finance
and Chief Executive Officer
Date: May 12, 2005

EXHIBIT INDEX

Exhibit
Number		Description

10	.1(1)	Supplementary Agreement on Amendment of Foreign Exchange Loan Contract between Maxtor Technology (Suzhou) Co., Ltd. and Bank of China SIP Sub-branch, dated March 24, 2004.

10	.2(1)	Letter of Direction from Radian Reinsurance Inc., Merrill Lynch Commercial Financial Corp., Maxtor Funding LLC and Maxtor Corporation to U.S. Bank National Association, dated April 2, 2004.

31.1		Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of the Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of the Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of the Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of the Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits of Form 10-Q filed May 6, 2004.