Form 10-K/A
period 2004-12-25
MAXTOR CORP
filed 2005-05-13
CIK 711039

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

EXPLANATORY NOTE

      Maxtor Corporation (“Maxtor” or “the Company”) is filing this amendment to its Annual Report on Form 10-K for the year ended December 25, 2004 (this “Amendment”) to reflect the restatement of its Consolidated Financial Statements for the years ended December 28, 2002, December 27, 2003 and December 25, 2004 as described below.
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
      As a result of these errors, the Company’s net income was overstated by $1.8 million in fiscal 2001, $1.9 million in fiscal 2002, $1.6 million in fiscal 2003 and $1.5 million in fiscal 2004, other liabilities was overstated by $4.9 million in fiscal 2001, $3.0 million in fiscal 2002, and $1.4 million in fiscal 2003 and understated by $0.1 million in fiscal 2004. The impact of the adjustments at December 25, 2004 is a $6.8 million cumulative reduction in accumulated deficit and equity, a $6.7 million reduction in goodwill and a $0.1 million increase in other liabilities. The adjustments are not material to any individual prior year or interim reporting period; however, a restatement of the financial statements for such prior periods to correct immaterial misstatements therein is required if the aggregate correcting adjustment related to such errors would be material to the financial statements of the period in which the adjustment was identified. Accordingly, this Form 10-K/ A for the year ended December 25, 2004 restates Maxtor’s financial statements for the years ended December 28, 2002, December 27, 2003 and December 25, 2004 and the related financial information for those years as well as for the year ended December 31, 2001 to reflect these corrections, as the adjustment would be material if recorded in the interim financial statements for the quarter ended April 2, 2005.
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

      This Amendment does not reflect events that have occurred after the March 10, 2005 filing date of the Annual Report on Form 10-K that was originally filed, or modify or update the disclosures presented in the original Form 10-K, except to reflect the corrections described above. Information with respect to those events has been or will be set forth, as appropriate, in the Company’s subsequent periodic filings, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

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

      The table below sets forth the key performance characteristics of our hard disk drive products.

	Capacity	Product	Rotational
	Per Disk	Capacity	Speed
Products	(GB*)	(GB*)	(RPM)	Applications

Fireball 3	40	40	5,400	Entry-level Desktop PCs & Consumer Electronics
DiamondMax 16	60/80	60/80/120/160	5,400	Mainstream Desktop PCs & Consumer Electronics
DiamondMax 8	40	40	7,200	High-performance Desktop PCs & Workstations
DiamondMax 8S	40	40	7,200	Entry-level Desktop PCs transitioning to Serial ATA
DiamondMax Plus 9	60/80	60/80/120/160	7,200	High-performance Desktop PCs
		200/250		& Workstations
DiamondMax 10	80	80/120/160	7,200	High-performance Desktop PCs
		200/250/300		& Workstations
MaXLine	80	250/300	5,400	Near-line & Mid-line Storage
MaXLine Plus II	80	250	7,200	Near-line & Mid-line Storage
Atlas 10K	36.7/73.5	36/73/147/300	10,000	Servers, Workstations & Storage Subsystems
Atlas 15K	18.4/36.7	18/36/73/147	15,000	Servers, Workstations & Storage Subsystems
Maxtor OneTouch External Hard Drive	80/100	160/200/250/	7,200	Personal Consumer Storage &
		300		Data Backup
QuickView Expander External Hard Drive	80/100	160/300	7,200	DVRs & Set-top Boxes with External Serial ATA Ports

*	GB = A gigabyte means 1 billion bytes. Total usable capacity may vary with operating environments.
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
Dividend Policy
      We have never paid cash dividends on our stock and do not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Consolidated Financial Information
      The following table presents the consolidated financial information for the periods indicated:

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	December 30,	December 29,	December 28,	December 27,	December 25,
	2000	2001(1)	2002(2)	2003	2004

		Restated(3)	Restated(3)	Restated(3)	Restated(3)
	(In millions, except share and per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$2,690.9	$3,765.5	$3,779.5	$4,086.4	$3,796.3
Cost of revenues	2,317.7	3,403.0	3,382.1	3,385.4	3,423.9

Gross profit	373.2	362.5	397.4	701.0	372.4

Operating expenses:
Research and development	211.8	413.5	403.2	356.0	325.3
Selling, general and administrative	99.7	232.0	148.5	131.7	127.9
Amortization of goodwill and other intangible assets	—	176.0	82.2	85.3	36.0
Purchased in-process research and development	—	95.2	—	—	—
Restructuring and impairment charges	—	—	9.5	—	65.2

Total operating expenses	311.5	916.7	643.4	573.0	554.4

Income (loss) from operations	61.7	(554.2)	(246.0)	128.0	(182.0)
Interest expense	(13.7)	(25.1)	(26.6)	(30.2)	(31.8)
Interest income	19.8	20.3	8.0	5.2	5.2
Income from litigation	—	—	—	—	24.8
Other gain (loss)	6.3	(6.2)	4.4	(0.6)	0.1

Income (loss) from continuing operations before income taxes	74.1	(565.2)	(260.2)	102.4	(183.7)
Provision for (benefit from) income taxes	1.7	3.4	2.2	3.5	(0.3)

Income (loss) from continuing operations	72.4	(568.6)	(262.4)	98.9	(183.4)
Income (loss) from discontinued operations	$(40.6)	$(48.2)	$(73.5)	$2.2	$—

Net income (loss)	$31.8	$(616.8)	$(335.9)	$101.1	$(183.4)

Net income (loss) per share — basic Continuing operations	$0.64	$(2.75)	$(1.10)	$0.41	$(0.74)
Discontinued operations	$(0.36)	$(0.23)	$(0.31)	$0.01	$—

Total	$0.28	$(2.98)	$(1.40)*	$0.42	$(0.74)

Net income (loss) per share — diluted Continuing operations	$0.61	$(2.75)	$(1.10)	$0.39	$(0.74)
Discontinued operations	$(0.34)	$(0.23)	$(0.31)	$0.01	$—

Total	$0.27	$(2.98)	$(1.40)*	$0.40	$(0.74)

Shares used in per share calculation (in thousands):
Basic	113,433	206,912	239,474	243,023	247,672

Diluted	119,116	206,912	239,474	251,136	247,672

Balance Sheet Data:		Restated(3)	Restated(3)	Restated(3)	Restated(3)
Total assets	$1,024.9	$2,530.0	$2,175.3	$2,536.7	$2,107.7
Total current liabilities	628.9	1,160.7	1,157.6	1,254.2	1,081.9
Long-term debt	92.3	244.5	206.3	355.8	382.6
Total stockholders’ equity	303.7	929.8	620.1	746.7	576.6

(1)	Includes operations of Quantum HDD since April 2, 2001 and of MMC since September 2, 2001.

*	Does not add due to rounding.

(2)	Commencing in fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard included provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. As a result, the Company reclassified its existing acquired assembled workforce balance to goodwill, as it does not meet the separate recognition criterion according to SFAS 142. See note 6 of Notes to Consolidated Financial Statements.

(3)	For additional information regarding the restatement, see Note 2 of the Consolidated Financial Statements. See the table below regarding the restatement of December 29, 2001 financial information.

	As of December 29, 2001

	As Reported	As Restated

Changes to Consolidated Balance Sheet
Goodwill	$636,087	$629,375
Accrued and other liabilities	534,208	525,132
Other liabilities	190,797	195,019
Accumulated deficit	$(1,375,055)	$(1,376,913)
Changes to Consolidated Results of Operations
Research and development	$411,189	$413,571
Amortization of goodwill and intangible assets	176,358	175,960
Interest expense	(25,190)	(25,064)
Net loss	$(614,929)	$(616,787)
Net loss per share — basic
Continuing operations	$(2.74)	$(2.75)
Total	$(2.97)	$(2.98)
Net loss per share — diluted
Continuing operations	$(2.74)	$(2.75)
Total	$(2.97)	$(2.98)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      As a result of these errors, the Company’s net income was overstated by $1.8 million in fiscal 2001, $1.9 million in fiscal 2002, $1.6 million in fiscal 2003 and $1.5 million in fiscal 2004, other liabilities was overstated by $4.9 million in fiscal 2001, $3.0 million in fiscal 2002, and $1.4 million in fiscal 2003 and understated by $0.1 million in fiscal 2004. The impact of the adjustments at December 25, 2004 is a $6.8 million cumulative reduction in accumulated deficit and equity, a $6.7 million reduction in goodwill and $0.1 million increase in other liabilities. The adjustments are not material to any individual prior year or interim reporting period; however, a restatement of the financial statements for such prior periods to correct immaterial misstatements therein is required if the aggregate correcting adjustment related to such errors would be material to the financial statements of the period in which the adjustment was identified. Accordingly, this Form 10-K/ A for the year ended December 25, 2004 restates Maxtor’s financial statements for the years ended December 28, 2002, December 27, 2003 and December 25, 2004 and the related financial information for those years as well as for the year ended December 31, 2001 to reflect these corrections, as the adjustment would be material if recorded in the interim financial statements for the quarter ended April 2, 2005.

      A discussion of the restatement is set forth in Note 2 to the Consolidated Financial Statements included in this Amendment. Other than the revisions described above the following discussion and analysis do not reflect any information or events subsequent to March 10, 2005, the date on which the original Annual Report on Form 10-K was filed.
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
      Net intangible assets, long-lived assets, and goodwill amounted to $869.0 million as of December 25, 2004. Although we have not experienced impairment of goodwill, should impairment be determined to have occurred, the change in the recorded goodwill could be substantial, thus having a material adverse effect on our results of operations. During the year ended December 25, 2004, we recorded an impairment charge of

$24.2 million related to acquired intangibles. See note 6 of the Notes to Consolidated Financial Statements for more information.

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
      Our warranty obligation is primarily based on the following three elements:

(1) Expected future return rate:

We use proprietary statistical modeling software to help estimate the future failure rates by product. This statistical modeling software relies on historical product design/vintage data, field survival data and return data on the product and on similar products (early in the product life cycle). The Company has comprehensive processes in place to collect data from the design phase, in the factory during manufacturing and return data from the Company’s Enterprise Resource Planning (“ERP”) system. This statistical modeling software provides us with an estimate of the total return rates over the warranty life of the product. We continue to update this estimate each period as we collect additional field survival and return data on each product. While we believe that this statistical analysis provides us with a reasonable estimate of our future return rates, the estimate can be impacted by unpredicted field quality issues over the life of the individual products. We have encountered significant variability in this estimate relating to products which were acquired as part of an acquisition and not designed or manufactured by Maxtor. For example, in fiscal 2003 we experienced greater than expected warranty expirations for products we had acquired as part of the Quantum HDD acquisition and which were manufactured by MKE; these expirations totaled $30.0 million or 83% of total expirations favorably impacting this reserve. We have experienced significantly less variability on the expected return rates for Maxtor designed and manufactured products. For example, in fiscal 2003 we had $9.0 million in expirations and in fiscal 2004 we had $0.6 million in expirations impacting this reserve.

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
      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $315.9 million as of December 25, 2004, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire, primarily consisting of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Restructuring Liabilities, Litigation and Other Contingencies
      We account for our restructuring liabilities in connection with a business combination in accordance with Emerging Issues Task Force No. 95-3 (“EITF 95-3”), “Recognition of Liabilities in Connection with a Purchase Business Combination.” EITF 95-3 requires that we record an estimated liability if the estimated costs are not associated with or are not incurred to generate revenues of the combined entity after the consummation date and they meet certain criteria defined within EITF 95-3. We account for our restructuring liabilities initiated after December 31, 2002 under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). During the year ended December 25, 2004, we recorded restructuring liabilities under SFAS 146 as described in note 14 of the Notes to Consolidated Financial Statements. We accounted for restructuring liabilities initiated in 2002 in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which requires us to record the liability resulting from estimated costs that are not associated with or do not benefit activities that will be continued. We account for litigation and contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While we believe that our accruals for these matters are adequate, if the actual losses from loss contingencies or restructuring liabilities are significantly different than the estimated loss, our results of operations may be materially affected. We have been required to make such adjustments to these types of estimates in the past.
Results of Operations
      The following table sets forth consolidated statement of operations data for the three years ended December 28, 2002, December 27, 2003 and December 25, 2004, respectively, and the percent of revenue represented by the various items reported.

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

	Restated	Restated	Restated
	(In millions)
Consolidated Statement of Operations Data:
Net revenues	$3,779.5	$4,086.4	$3,796.3
Cost of revenues	3,382.1	3,385.4	3,423.9

Gross profit	397.4	701.0	372.4

Operating expenses:
Research and development	403.2	356.0	325.3
Selling, general and administrative	148.5	131.7	127.9
Amortization of goodwill and other intangible assets	82.2	85.3	36.0
Restructuring charge	9.5	—	65.2

Total operating expenses	643.4	573.0	554.4

Income (loss) from operations	(246.0)	128.0	(182.0)
Interest expense	(26.6)	(30.2)	(31.8)
Interest income	8.0	5.2	5.2
Income from litigation	—	—	24.8
Other gain (loss)	4.4	(0.6)	0.1

Income (loss) from continuing operations before income taxes	(260.2)	102.4	(183.7)
Provision for (benefit from) income taxes	2.2	3.5	(0.3)

Income (loss) from continuing operations	(262.4)	98.9	(183.4)
Income (loss) from discontinued operations	(73.5)	2.2	—

Net income (loss)	$(335.9)	$101.1	$(183.4)

	December 28,	December 27,	December 25,
	2002	2003	2004

	Restated	Restated	Restated
As a Percentage of Revenue:
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	89.5	82.8	90.2

Gross profit	10.5	17.2	9.8

Operating expenses:
Research and development	10.7	8.7	8.6
Selling, general and administrative	3.9	3.2	3.4
Amortization of goodwill and other intangible assets	2.2	2.1	0.9
Restructuring charge	0.3	—	1.7

Total operating expenses	17.0	14.0	14.6

Income (loss) from operations	(6.5)	3.1	(4.8)
Interest expense	(0.7)	(0.7)	(0.8)
Interest income	0.2	0.0	0.1
Income from litigation	—	—	0.7
Other gain (loss)	0.0	0.0	0.0

Income (loss) from continuing operations before income taxes	(7.0)	2.5	(4.8)
Provision for (benefit from) income taxes	0.1	0.1	0.0

Income (loss) from continuing operations	(6.9)	2.4	(4.8)
Income (loss) from discontinued operations	(1.9)	0.1	0.0

Net income (loss)	(8.9)%	2.5%	(4.8)%

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

Operating Expenses
      Research and Development Expense. Research and development (“R&D”) expense in fiscal year 2004 was $325.3 million, or 8.6% of revenue, compared to $356.0 million, or 8.7% of revenue, in fiscal year 2003. R&D expenses decreased by $30.7 million, or 8.6% for fiscal year 2004 compared with fiscal 2003. The decrease in R&D expenses in absolute dollars and as a percentage of revenue was primarily due to reductions in employee incentive programs and compensation of $32.6 million, depreciation of $4.9 million, equipment expense of $2.0 million, and decreases in our facilities and information technology departments of $1.8 million. These decreases were offset by a $10.2 million increase in expensed parts and services due to an increase in the number of products in development and $0.4 million of other expenses.
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
      For more information regarding the facility-related restructuring charge and intangible asset impairment, see notes 15 and 6 of the Notes to the Consolidated Financial Statements, respectively.
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
      On December 30, 2001, the Company adopted SFAS 142, which requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In compliance with SFAS 142, we reclassified $31.1 million, net of accumulated amortization, in workforce assets to goodwill and we ceased amortizing the resulting net goodwill balance of $660.5 million. Accordingly, there are no charges for the amortization of goodwill in 2002 or thereafter. Subsequent to the decision to shut down the manufacture and sales of NSG products, the Company wrote off goodwill related to the NSG operations of $32.3 million. As of December 25, 2004, goodwill amounted to $489.5 million.
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
      Interest Expense. Interest expense was $31.8 million and $30.2 million in fiscal years 2004 and 2003, respectively, or an increase of 5.3%. The increase was primarily due to the increased borrowing on the China loan facility of $0.8 million and the second EDB loan of $0.8 million. The increased interest on the $230 million convertible notes issued in May 2003 and the asset securitization in June 2004 were offset by the repayment of the Quantum 7% convertible bond in 2003 and the decrease of capital lease balances in 2004.
      As of December 25, 2004 and December 27, 2003, short-term borrowings were $82.6 million and $77.0 million, respectively, and long-term indebtedness outstanding was $382.6 million and $355.8 million, respectively.
      Interest Income. Interest income was $5.2 million in fiscal years 2004 and 2003, respectively.
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

Operating Expenses
      Research and Development Expense. Research and development (“R&D”) expense in fiscal year 2003 was $356.0 million, or 8.7% of revenue, compared to $403.2 million, or 10.7% of revenue, in fiscal year 2002. R&D expenses decreased by $47.2 million, or 11.7% for fiscal year 2003 compared with fiscal 2002. The decrease in R&D expenses was primarily due to a more focused development effort on fewer products that resulted in less expense for development parts, services and related expenses of $24.2 million, reduced compensation and related expenses of $12.6 million associated with reductions in force in 2002 and other expenses of $10.4 million.
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
      On December 30, 2001, the Company adopted SFAS 142, which requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. In compliance with SFAS 142, we reclassified $31.1 million, net of accumulated amortization, in workforce assets to goodwill and we ceased amortizing the resulting net goodwill balance of $660.5 million. Accordingly, there are no charges for the amortization of goodwill in 2002 or thereafter. Subsequent to the decision to shut down the manufacture and sales of NSG products, the Company wrote off goodwill related to the NSG operations of $32.3 million. As of December 27, 2003, goodwill amounted to $628.5 million.
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
      Interest Expense. Interest expense was $30.2 million and $26.6 million in fiscal years 2003 and 2002, respectively, or an increase of 13.5%. The increase was primarily due to the $230 million convertible notes issued in May 2003. This increase was offset by the repayment of the Quantum 7% convertible bond and the decrease of capital lease balances.
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
      Cash used in operating activities was $5.2 million in the twelve months ended December 25, 2004. This is comprised of $183.4 million in net loss, offset by non-cash items of $206.4 million primarily relating to depreciation and amortization, $10.3 million non-cash losses and a $24.5 million restructuring charge, a decrease in operating capital (defined as accounts receivables, other receivables and inventories less accounts payables) of $47.1 million, and prepaid expenses and other assets of $11.5 million. Other uses of cash in 2004 included a decrease in accrued and other liabilities of $120.8 million and cash used in discontinued operations of $0.8 million. The decrease in accrued and other liabilities was primarily due to $71.2 million payments of incentive compensation accrued in 2003 based on the Company’s 2003 financial performance but paid in 2004, $23.5 million net settlement of warranty obligations, $11.0 million of other accrued expenses and $14.3 million in payment of facility exit accruals related to our restructuring activities and $1.8 million income taxes paid. We expect severance-related payments in 2005 associated with our restructuring activities to be approximately $13.0 million, of which $9.0 million is related to Singapore and $4.0 million is related to the United States.

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

Contractual Obligations
      Payments due under known contractual obligations as of December 25, 2004 are reflected in the following table (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years(1)(2)	5 Years(1)(2)

Long-term Debt	$459,041	$77,352	$47,378	$70,000	$264,311
Interest Payments	126,550	26,607	44,466	39,894	15,583
Capital Lease Obligations	6,090	5,209	873	8	—
Interest Payments	227	212	15	—	—
Operating Leases(3)	278,241	34,241	64,753	61,838	117,409
Purchase Obligations(4)	718,913	713,716	5,197	—	—

Total	$1,589,062	$857,337	$162,682	$171,740	$397,303

(1)	Does not include $103 million which may be borrowed under a facility in a U.S.-dollar-denominated loan, to be secured by our facilities in Suzhou, China, drawable until April 2007, and repayable in eight semi- annual installments commencing October 2007; the borrowings under this facility will bear interest at LIBOR plus 50 basis points (subject to adjustment to 60 basis points).

(2)	Does not include $67 million which we are obligated to contribute to our China subsidiary to allow drawdown under the facilities described under footnote (1).

(3)	Includes future minimum annual rental commitments, including amounts accrued as restructuring liabilities as of December 25, 2004.

(4)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. The expected timing of payment of the obligations set forth above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
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
      In March 2004, the Emerging Issues Task Force reached a consensus on recognition and measurement guidance previously discussed under Emerging Issues Task Force No. 03-01, “The Meaning of Other-Than-

Temporary Impairment and Its Application To Certain Investments” (“EITF 03-01”). The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS 115 and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FSP that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF No. 03-01. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. The Company will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

SUPPLEMENTAL FINANCIAL INFORMATION
Unaudited Quarterly Results of Operations

	Three Months Ended

	March 29,	March 29,	June 28,	June 28,	September 27,	September 27,	December 27,	December 27,
	2003	2003	2003	2003	2003	2003	2003	2003

	Reported	Restated(1)	Reported	Restated(1)	Reported	Restated(1)	Reported	Restated(1)
	(In thousands, except share and per share amounts)
Net revenues	$938,889	$938,889	$910,903	$910,903	$1,065,531	$1,065,531	$1,171,120	$1,171,120
Gross profit	171,847	171,847	149,246	149,246	182,425	182,425	197,535	197,535
Income (loss) from continuing operations	27,408	26,889	6,196	5,861	29,887	29,531	36,969	36,620
Income (loss) from discontinued operations	—	—	—	—	—	—	2,211	2,211

Net income (loss)	$27,408	$26,889	$6,196	$5,861	$29,887	$29,531	$39,180	$38,831

Net income (loss) per share — basic
Continuing operations	$0.11	$0.11	$0.03	$0.02	$0.12	$0.12	$0.15	$0.15
Discontinued operations	—	—	—	—	—	—	0.01	0.01

Total	$0.11	$0.11	$0.03	$0.02	$0.12	$0.12	$0.16	$0.16

Net income (loss) per share — diluted
Continuing operations	$0.11	$0.11	$0.03	$0.02	$0.12	$0.12	$0.14	$0.14
Discontinued operations	—	—	—	—	—	—	0.01	0.01

Total	$0.11	$0.11	$0.03	$0.02	$0.12	$0.12	$0.15	$0.15

Shares used in per share calculation:
Basic	243,634,139	243,634,139	241,120,075	241,120,075	241,618,320	241,618,320	245,439,935	245,439,935
Diluted	246,866,117	246,866,117	245,259,831	245,259,831	252,343,682	252,343,682	256,714,105	256,714,105

	Three Months Ended

	March 27,	March 27,	June 26,	June 26,	September 25,	September 25,	December 25,	December 25,
	2004	2004	2004	2004	2004	2004	2004	2004

	Reported	Restated(1)	Reported	Restated(1)	Reported	Restated(1)	Reported	Restated(1)
	(In thousands, except share and per share amounts)
Net revenues	$1,019,688	$1,019,688	$818,254	$818,254	$927,204	$927,204	$1,031,182	$1,031,182
Gross profit	155,063	155,063	73,786	73,786	59,524	59,524	84,006	84,006
Income (loss) from continuing operations	9,163	8,730	(26,098)	(26,451)	(94,781)	(95,146)	(70,203)	(70,572)
Income (loss) from discontinued operations	—	—	—	—	—	—	—	—

Net income (loss)	$9,163	$8,730	$(26,098)	$(26,451)	$(94,781)	$(95,146)	$(70,203)	$(70,572)

Net income (loss) per share — basic
Continuing operations	$0.04	$0.04	$(0.11)	$(0.11)	$(0.38)	$(0.38)	$(0.28)	$(0.28)
Discontinued operations	—	—	—	—	—	—	—	—

Total	$0.04	$0.04	$(0.11)	$(0.11)	$(0.38)	$(0.38)	$(0.28)	$(0.28)

Net income (loss) per share — diluted
Continuing operations	$0.04	$0.03	$(0.11)	$(0.11)	$(0.38)	$(0.38)	$(0.28)	$(0.28)
Discontinued operations	—	—	—	—	—	—	—	—

Total	$0.04	$0.03	$(0.11)	$(0.11)	$(0.38)	$(0.38)	$(0.28)	$(0.28)

Shares used in per share calculation:
Basic	246,590,255	246,590,255	247,367,176	247,367,176	248,728,113	248,728,113	250,026,784	250,026,784
Diluted	256,960,154	256,960,154	247,367,176	247,367,176	248,728,113	248,728,113	250,026,784	250,026,784

(1)	For additional information on the restatement, see Note 2 of the Notes to Consolidated Financial Statements.

CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE

We have a history of significant losses.
      We have a history of significant losses. In the last five fiscal years, we were profitable in only fiscal years 2000 and 2003. For the year ended December 25, 2004, our net loss was $183.4 million. As of December 25, 2004, we had an accumulated deficit of $1,795.2 million. We are projecting a loss for the first fiscal quarter of 2005 and may continue to experience losses in the future.

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
      Further, in connection with the preparation of the Company’s interim financial statements for the quarter ended April 2, 2005, the Company’s accounting and finance staff, in reviewing certain complex, non-routine transactions in remediation of the material weakness in internal controls over financial reporting as of December 25, 2004, determined that certain lease accounting entries originally recorded in April 2001 were in error. The Company initially identified two separate adjustments. The first adjustment related to the incorrect determination of the net present value of the lease differential of adverse leases assumed in connection with the Quantum HDD acquisition (the “Adverse Leases”). The second adjustment related to the incorrect application of the straight line expense methodology for a lease entered into in April 2001 unrelated to the Quantum acquisition (the “Straight Line Lease”). Upon further analysis, two additional adjustments were identified by the Company’s independent registered public accountants relating to the Adverse Leases. The additional errors relate to the incorrect determination of the fair value of the Adverse Leases assumed and the corresponding impact on lease amortization over the remaining lease term. The liability for the Adverse Leases was overstated, resulting in a corresponding overstatement of goodwill. The reduction of these Adverse Leases to their fair value at time of acquisition had the effect of increasing the amount of the straight line lease amortization expense for the Adverse Leases over the remaining lease term. See Note 2 to our Notes to Consolidated Financial Statements. The adjustments were not material to any individual prior year or interim reporting period; however, a restatement of the financial statements for such prior periods to correct immaterial misstatements therein is required if the aggregate correcting adjustment related to such errors would be material to the financial statements of the period in which the adjustment was identified. Accordingly, the Company restated its consolidated financial statements for the years ended December 28, 2002, December 27, 2003 and December 25, 2004 and the related financial information for those years as well as for the year ended December 31, 2001 to reflect these corrections, as the adjustment would be material if recorded in the interim financial statements for the quarter ended April 2, 2005.
      The ineffective control over the application of generally accepted accounting principles in relation to complex, non-routine transactions in the financial reporting process could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management has determined that this control deficiency constituted a material weakness as of December 25, 2004. Because of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 25, 2004, based on criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
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

				Fair Value
				as of
	Valuation of Security Given X%			December 25,	Valuation of Security Given X% Increase
	Decrease in the Security Price			2004	in the Security Price

	($000)
Corporate equity investments	$5,021	$7,532	$8,536	$10,042	$11,548	$12,553	$15,063
% Change	(50)%	(25)%	(15)%		15%	25%	50%

Item 8.	Consolidated Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Maxtor Corporation
Consolidated Balance Sheets — December 27, 2003 and December 25, 2004	61
Consolidated Statements of Operations — Fiscal years ended December 28, 2002, December 27, 2003 and December 25, 2004	62
Consolidated Statements of Stockholders’ Equity — Fiscal years ended December 28, 2002, December 27, 2003 and December 25, 2004	63
Consolidated Statements of Cash Flows — Fiscal years ended December 28, 2002, December 27, 2003 and December 25, 2004	64
Notes to Consolidated Financial Statements	65
Report of Independent Registered Public Accounting Firm	100

Financial Statement Schedules:
      The following consolidated financial statement schedule of Maxtor Corporation is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Maxtor Corporation:

Schedule II Valuation and Qualifying Accounts	109
      Schedules not listed above have been omitted since they are not applicable or are not required or the information required to be set therein is included in the Consolidated Financial Statements or notes thereto.

MAXTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 27,	December 25,
	2003	2004

	Restated	Restated
	(In thousands, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$530,816	$378,065
Restricted cash	37,154	24,561
Marketable securities	44,543	103,969
Restricted marketable securities	42,337	—
Accounts receivable, net of allowance of doubtful accounts of $11,220 at December 27, 2003 and $8,228 at December 25, 2004	540,943	425,528
Other receivables	37,964	40,838
Inventories	218,011	229,410
Prepaid expenses and other	38,301	36,336

Total current assets	1,490,069	1,238,707
Property, plant and equipment, net	342,679	347,934
Goodwill	628,463	489,482
Other intangible assets, net	61,619	1,450
Other assets	13,908	30,168

Total assets	$2,536,738	$2,107,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$77,037	$82,561
Accounts payable	730,056	674,947
Accrued and other liabilities	447,063	324,369

Total current liabilities	1,254,156	1,081,877
Long-term debt, net of current portion	355,809	382,570
Other liabilities	180,088	66,695

Total liabilities	1,790,053	1,531,142
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 259,246,819 shares issued and 246,001,081 shares outstanding at December 27, 2003 and 263,413,578 shares issued and 250,167,840 shares outstanding at December 25, 2004	2,592	2,634
Additional paid-in capital	2,410,082	2,429,551
Deferred stock-based compensation	(110)	—
Accumulated deficit	(1,611,744)	(1,795,183)
Cumulative other comprehensive income	10,804	4,536
Treasury stock (13,245,738 shares) at cost	(64,939)	(64,939)

Total stockholders’ equity	746,685	576,599

Total liabilities and stockholders’ equity	$2,536,738	$2,107,741

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

	Restated	Restated	Restated
	(In thousands, except share and per share amounts)
Net revenues	$3,779,514	$4,086,443	$3,796,328
Cost of revenues	3,382,099	3,385,390	3,423,949

Gross profit	397,415	701,053	372,379
Operating expenses:
Research and development	403,209	356,069	325,309
Selling, general and administrative	148,486	131,703	127,932
Amortization of intangible assets	82,248	85,279	35,994
Restructuring and impairment charges	9,495	—	65,148

Total operating expenses	643,438	573,051	554,383

Income (loss) from operations	(246,023)	128,002	(182,004)
Interest expense	(26,626)	(30,144)	(31,782)
Interest income	8,012	5,160	5,255
Income from litigation	—	—	24,750
Other gain (loss)	4,370	(613)	81

Income (loss) from continuing operations before income taxes	(260,267)	102,405	(183,700)
Provision for (benefit from) income taxes	2,175	3,504	(261)

Income (loss) from continuing operations	(262,442)	98,901	(183,439)
Income (loss) from discontinued operations	(73,501)	2,211	—

Net income (loss)	$(335,943)	$101,112	$(183,439)

Net income (loss) per share — basic
Continuing operations	$(1.10)	$0.41	$(0.74)
Discontinued operations	$(0.31)	$0.01	$—

Total	$(1.40)*	$0.42	$(0.74)

Net income (loss) per share — diluted
Continuing operations	$(1.10)	$0.39	$(0.74)
Discontinued operations	$(0.31)	$0.01	$—

Total	$(1.40)*	$0.40	$(0.74)

Shares used in per share calculation
— basic	239,474,179	243,022,694	247,671,870
— diluted	239,474,179	251,135,683	247,671,870

*	Does not total due to rounding.
The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Cumulative
	Common Stock		Additional	Deferred		Other		Total	Comprehensive
			Paid-In	Stock-Based	Accumulated	Comprehensive	Treasury	Stockholders’	Income
	Shares	Amount	Capital	Compensation	Deficit	Income	Stock	Equity	(Loss)

					Restated			Restated	Restated
	(In thousands, except share amounts)
Balance, December 29, 2001	241,977,795	2,420	2,323,885	(3,809)	(1,376,913)	4,211	(20,000)	929,794
Net loss	—	—	—	—	(335,943)	—	—	(335,943)	$(335,943)
Unrealized loss on investments in equity securities	—	—	—	—	—	(1,834)	—	(1,834)	(1,834)

Comprehensive loss									$(337,777)

Issuance of stock under stock option plan and related benefit plans	5,529,449	55	22,422	—	—	—	—	22,477
Stock-based compensation	—	—	2,946	2,616	—	—	—	5,562

Balance, December 28, 2002	247,507,244	2,475	2,349,253	(1,193)	(1,712,856)	2,377	(20,000)	620,056
Net income	—	—	—	—	101,112	—	—	101,112	$101,112
Unrealized gain on investments in equity securities	—	—	—	—	—	8,427	—	8,427	8,427

Comprehensive income									$109,539

Issuance of stock Under stock option plan and related benefit plans	11,739,575	117	60,989	—	—	—	—	61,106
Stock-based compensation	—	—	(160)	1,083	—	—	—	923
Treasury shares repurchased at cost	—	—	—	—	—	—	(44,939)	(44,939)

Balance, December 27, 2003	259,246,819	$2,592	$2,410,082	$(110)	$(1,611,744)	$10,804	$(64,939)	$746,685
Net loss	—	—	—	—	(183,439)	—	—	(183,439)	$(183,439)
Unrealized loss on investments in equity securities	—	—	—	—	—	(6,268)	—	(6,268)	(6,268)

Comprehensive loss									$(189,707)

Issuance of stock under stock option plan and related benefit plans	4,166,759	42	19,343	—	—	—	—	19,385
Stock-based Compensation	—	—	126	110	—	—	—	236

Balance, December 25, 2004	263,413,578	$2,634	$2,429,551	$—	$(1,795,183)	$4,536	$(64,939)	$576,599

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

	Restated	Restated	Restated
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss) from continuing operations	$(262,442)	$98,901	$(183,439)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities
Depreciation and amortization	155,829	156,639	146,020
Amortization of goodwill and other intangible assets	82,248	85,279	35,994
Intangible asset impairment	—	—	24,175
Amortization of deferred compensation related to Quantum DSS restricted shares	4,103	—	—
Stock-based compensation expense	5,562	923	236
Restructuring charge	9,495	—	24,502
Loss on sale of property, plant and equipment and other assets	2,568	3,235	1,729
Loss on asset revaluation	—	—	7,776
Loss on program cancellation	—	—	780
Gain on retirement of bond	(2,832)	(163)	—
Loss on redemption of pro rata portion of Quantum Corporation’s bond	—	951	—
Realized loss on investment	(1,307)	—	—
Change in assets and liabilities:
Accounts receivable	19,783	(216,068)	115,415
Other receivables	(2,400)	825	(2,874)
Inventories	5,587	(42,466)	(11,399)
Prepaid expenses and other assets	10,093	11,358	11,520
Accounts payable	45,336	89,040	(54,021)
Accrued and other liabilities	(68,835)	(28,389)	(120,810)

Net cash provided by (used in) operating activities from continuing operations	2,788	160,065	(4,396)
Net cash used in discontinued operations	(31,578)	(7,948)	(798)

Net cash provided by (used in) operating activities	(28,790)	152,117	(5,194)
Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	277	348	755
Purchase of property, plant and equipment	(139,080)	(131,876)	(171,579)
Change in restricted cash and marketable securities	41,882	19,593	(8,983)
Proceeds from sale of marketable securities	171,447	55,953	57,969
Purchase of marketable securities	(92,063)	(56,911)	(77,113)

Net cash used in investing activities	(17,537)	(112,893)	(198,951)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, including short-term borrowings	—	259,428	54,655
Principal payments of debt including short-term borrowings	(25,595)	(108,593)	(8,268)
Principal payments under capital lease obligations	(24,038)	(29,677)	(14,126)
Purchase of treasury stock at cost	—	(44,939)	—
Net proceeds from receivable-backed borrowing	—	47,823	49,748
Payment of receivable-backed borrowing	—	—	(50,000)
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	22,477	61,106	19,385

Net cash provided by (used in) financing activities	(27,156)	185,148	51,394

Net change in cash and cash equivalents	(73,483)	224,372	(152,751)
Cash and cash equivalents at beginning of year	379,927	306,444	530,816

Cash and cash equivalents at end of year	$306,444	$530,816	$378,065

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$21,839	$28,805	$28,154
Income taxes	$5,840	$1,628	$3,685
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$7,058	$5,868	$4,780
Retirement of debt in exchange for bond redemption	$5,000	$5,000	$5,000
Change in unrealized gain (loss) on investments	$(1,834)	$8,427	$(6,268)
Purchase of property, plant and equipment financed by capital lease obligations	$11,232	$7,373	$24
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

					Restricted
		Gross	Gross		Marketable
	Purchase	Unrealized	Unrealized	Aggregate	Debt
	Amortized Cost	Gains	Losses	Fair Value	Securities

	(In thousands)
2004
US Government debt securities	$72,899	$—	$(435)	$72,464	$—
Asset backed securities	9,862	—	(52)	9,810	—
Corporate debt securities	13,534	—	(39)	13,495	—
Certificate of deposits	8,200	—	—	8,200	—

Total marketable debt securities	$104,495	$—	$(526)	$103,969	$—

Equity securities	$4,980	$5,062	$	$10,042	$ — =
2003
US Government debt securities	$62,864	$229	$—	$63,093	$31,455
Asset backed securities	9,678	10	—	9,688	4,704
Corporate debt securities	8,841	8	—	8,849	3,778
Certificate of deposits	5,250	—	—	5,250	2,400

Total marketable debt securities	$86,633	$247	$—	$86,880	$42,337

Equity securities	$4,980	$10,556	$—	$15,536	$—

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

Restructuring Liabilities, Litigation and Other Contingencies
      The Company accounts for its restructuring liabilities in connection with business combinations in accordance with Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). EITF 95-3 requires that the Company record an estimated liability if the estimated costs are not associated with or are not incurred to generate revenues of the combined entity after the consummation date and they meet certain criteria defined within EITF 95-3. The Company accounts for its restructuring liabilities initiated after December 31, 2002 under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exist or Disposal Activities” (“SFAS 146”). During the year ended December 25, 2004, the Company recorded restructuring liabilities under SFAS 146 as described in note 14 of the Notes to Consolidated Financial Statements. The Company accounted for restructuring liabilities initiated in 2002 in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which requires the Company to record the liability resulting from estimated costs that are not associated with or do not benefit activities that will be continued. The Company accounts for litigation and contingencies in accordance with Statement of Financial Accounting Standard No. 5 (“SFAS 5”), “Accounting for Contingencies.” SFAS 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

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
      The following proforma net income (loss) information for Maxtor’s stock options and employee stock purchase plan has been prepared following the provisions of SFAS 123 (in thousands, except per share data):

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

	Restated(1)	Restated(1)	Restated(1)
Net income (loss) applicable to common stockholders, as reported	$(335,943)	$101,112	$(183,439)
Add: Stock-based employee compensation expense included in reported net income (loss)	5,562	923	236
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	40,013	27,913	22,664

Pro forma net income (loss)	$(370,394)	$74,122	$(205,867)

Net income (loss) per share
As reported — basic	$(1.40)	$0.42	$(0.74)
Pro forma — basic	$(1.55)	$0.31	$(0.83)
As reported — diluted	$(1.40)	$0.40	$(0.74)
Pro forma — diluted	$(1.55)	$0.30	$(0.83)

(1)	For additional information regarding the restatement, see note 2 of the Notes to Consolidated Financial Statements.
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

	Restated(1)	Restated(1)	Restated(1)
Net income (loss)	$(335,943)	$101,112	$(183,439)

Unrealized gain (loss) on investments in equity securities	495	8,567	(6,234)
Less: reclassification adjustment for realized gain (loss) included in net income (loss)	2,329	140	34

Comprehensive income (loss)	$(337,777)	$109,539	$(189,707)

(1)	For additional information regarding the restatement, see note 2 of the Notes to Consolidated Financial Statements.

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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

2.	Restatement of Financial Statements
      In connection with the preparation of the Company’s interim financial statements for the quarter ended April 2, 2005, and in connection with the Company’s remediation of the material weakness in internal controls over financial reporting as of December 25, 2004, the Company determined that certain lease accounting entries originally recorded in April 2001 were in error. The Company initially identified two separate adjustments. The first adjustment related to the incorrect determination of the net present value of the lease differential of adverse leases assumed in connection with the Quantum HDD acquisition (the “Adverse Leases”). The second adjustment related to the incorrect application of the straight line expense methodology for a lease entered into in April 2001 unrelated to the Quantum acquisition (the “Straight Line Lease”). Upon further analysis, two additional adjustments were identified relating to the Adverse Leases. The additional errors relate to the incorrect determination of the fair value of the Adverse Leases assumed and the corresponding impact on lease amortization over the remaining lease term. The liability for the Adverse Leases was overstated, resulting in a corresponding overstatement of goodwill. The reduction of the liability for these Adverse Leases to their fair value at time of acquisition had the effect of increasing the amount of the corresponding rent expense for the Adverse Leases over the remaining lease term.
      As a result of these errors, the Company’s net income was overstated by $1.8 million in fiscal 2001, $1.9 million in fiscal 2002, $1.6 million in fiscal 2003 and $1.5 million in fiscal 2004, other liabilities was overstated by $4.9 million in fiscal 2001, $3.0 million in fiscal 2002, $1.4 million in fiscal 2003 and understated by $0.1 million in fiscal 2004. The impact of the adjustments at December 25, 2004 is a $6.8 million cumulative reduction in accumulated deficit and equity, a $6.7 million reduction in goodwill and a $0.1 million increase in other liabilities. The adjustments are not material to any individual prior year or interim reporting period; however, a restatement of the financial statements for such prior periods to correct immaterial misstatements therein is required if the aggregate correcting adjustment related to such errors would be material to the financial statements of the period in which the adjustment was identified. Accordingly, this Form 10-K/ A for the year ended December 25, 2004 restates Maxtor’s financial statements for the years ended December 28, 2002, December 27, 2003 and December 25, 2004 to reflect these corrections, as the adjustment would be material if recorded in the interim financial statements for the quarter ended April 2, 2005.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the effect of the restatement:

	As of December 28, 2002

	As Reported	As Restated

Changes to Consolidated Balance Sheet
Goodwill	$635,175	$628,463
Accrued and other liabilities	471,750	462,692
Other liabilities	185,281	191,361
Accumulated deficit	$(1,709,122)	$(1,712,856)
Changes to Consolidated Results of Operations
Research and development	$401,014	$403,209
Amortization of goodwill and intangible assets
Interest expense	(26,945)	(26,626)
Net loss	$(334,067)	$(335,943)
Net income (loss) per share — basic
Continuing operations	$(1.09)	$(1.10)
Total	$(1.40)	$(1.40)
Net income (loss) per share — diluted
Continuing operations	$(1.09)	$(1.10)
Total	$(1.40)	$(1.40)

	As of December 27, 2003		As of December 25, 2004

	As Reported	As Restated	As Reported	As Restated

Changes to Consolidated Balance Sheet
Goodwill	$635,175	$628,463	$496,194	$489,482
Accrued and other liabilities	455,875	447,063	332,679	324,369
Other liabilities	172,695	180,088	58,284	66,695
Accumulated deficit	$(1,606,451)	$(1,611,744)	$(1,788,370)	$(1,795,183)
Changes to Consolidated Results of Operations
Research and development	$354,050	$356,069	$323,200	$325,309
Interest expense	(30,604)	(30,114)	(32,371)	(31,782)
Net income (loss)	$102,671	$101,112	$(181,919)	$(183,439)
Net income (loss) per share — basic
Continuing operations	$0.41	$0.41	$(0.73)	$(0.74)
Total	$0.42	$0.42	$(0.73)	$(0.74)
Net income (loss) per share — diluted
Continuing operations	$0.40	$0.39	$(0.73)	$(0.74)
Total	$0.41	$0.40	$(0.73)	$(0.74)

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Certain Risks and Concentrations
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
      For the year ended December 25, 2004, the Company had a loss from operations of $183.4 million. As of December 25, 2004, the Company had an accumulated deficit of $1,795.2 million. The Company operates in a highly competitive market characterized by rapidly changing technology. The Company intends to incur significant expenses to continue to develop and promote new products as well as to support existing product sales. Failure to generate sufficient revenues from new and existing products may require the Company to delay, scale back or eliminate certain research and development or marketing programs.
      The Company believes that cash, cash equivalents, restricted cash and marketable securities will be sufficient to meet its needs for operations and working capital requirements through fiscal 2005. If we need additional capital, there can be no assurance that such additional financing will be available on acceptable terms, or at all.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Supplemental Financial Statement Data

	December 27,	December 25,
	2003	2004

	(In thousands)
Inventories:
Raw materials	$56,132	$79,904
Work-in-process	44,650	57,800
Finished goods	117,229	91,706

	$218,011	$229,410

Prepaid expenses and other:
Investments in equity securities, at fair value	$15,536	$10,042
Asset held for sale	—	8,200
Prepaid expenses and other	22,765	18,094

	$38,301	$36,336

Property, plant and equipment, at cost:
Buildings	$152,381	$155,172
Machinery and equipment	608,735	659,324
Software	79,682	86,014
Furniture and fixtures	26,583	27,604
Leasehold improvements	86,430	91,571

	$953,811	$1,019,685
Less accumulated depreciation and amortization	(611,132)	(671,751)

Net property, plant and equipment	$342,679	$347,934

Accrued and other liabilities:
Income taxes payable	$23,763	$7,605
Accrued payroll and payroll-related expenses	132,967	59,524
Accrued warranty	209,426	185,940
Restructuring liabilities, short-term	9,096	9,707
Accrued expenses (Restated)(1)	71,811	61,593

	$447,063	$324,369

Other liabilities:
Tax indemnification liability	$135,559	$8,760
Restructuring liabilities, long-term	29,727	43,911
Other (Restated)(1)	14,802	14,024

	$180,088	$66,695

(1)	For additional information regarding the restatement, see note 2 of the Notes to Consolidated Financial Statements.
      Depreciation and amortization expense of property, plant and equipment for the years ended December 25, 2004, December 27, 2003 and December 28, 2002 was $146.0 million, $156.6 million and

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company ceased amortizing goodwill totaling $660.5 million as of the adoption date, including $31.1 million, net of accumulated amortization, of acquired workforce intangibles previously classified as purchased intangible assets. Subsequent to the decision to shut down the manufacture and sales of NSG products in 2002, the Company wrote off goodwill related to the NSG operations of $32.0 million to loss from discontinued operations. As of December 25, 2004, goodwill amounted to $489.5 million.
      Purchased intangible assets are carried at cost less accumulated amortization. Upon adoption of FAS 142, the Company evaluated its intangible assets and determined that all such assets have determinable

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

		December 27, 2003			December 25, 2004

		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated	Asset
	Life	Amount	Amortization	Net	Amount	Amortization	Impairment	Net

	(Years)
		(In thousands)			(In thousands)
Goodwill (Restated)(1)		$628,463	$—	$628,463	$489,482	$—	$—	$489,482

Quantum HDD
Existing technology
Core technology	5	$96,700	$(53,185)	$43,515	$96,700	$(72,525)	$(24,175)	$—
Consumer electronics	3	8,900	(8,158)	742	8,900	(8,900)	—	—
High-end	3	75,500	(69,208)	6,292	75,500	(75,500)	—	—
Desktop	3	105,000	(96,250)	8,750	105,000	(105,000)	—	—
MMC Technology
Existing technology	5	4,350	(2,030)	2,320	4,350	(2,900)	—	1,450

Total other
intangible assets		$290,450	$(228,831)	$61,619	$290,450	$(264,825)	$(24,175)	$1,450

(1)	For additional information on the restatement, see Note 2 of the Notes to Consolidated Financial Statements.
      At the time of the Company’s acquisition of the Quantum HDD business, the Company agreed to indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods prior to the Company’s acquisition. This indemnity was originally limited to aggregate of $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross up payments (the “Tax Indemnity). During the year ended December 25, 2004, the Company and Quantum entered into a Mutual General Release and Global Settlement Agreement (“Agreement”) as a result of certain favorable developments concerning Quantum’s potential liability subject to the Tax Indemnity. See note 10 of the Notes to Consolidated Financial Statements for further information on the Tax Indemnity. As a result, the Company reduced its tax related liabilities by $139.0 million of which $124.6 million related to the tax indemnification and $14.4 million of other taxes payable related to the Agreement. Correspondingly, the Company reduced goodwill by $139.0 million.
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Warranty
      The Company generally warrants its products against defects in materials and workmanship for varying lengths of time. The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair of the hard drive and the warranty periods generally range from one to five years. The Company has comprehensive processes that it uses to estimate accruals for warranty exposure. The processes include specific detail on hard drives in the field by product type, estimated failure rates and costs to repair or replace. Although the Company believes it has the continued ability to reasonably estimate warranty expenses, unforeseeable changes in factors used to estimate the accrual for warranty could occur. These unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Effective September 2004, the Company announced the introduction of a new warranty period for new sales, extending the term to three or five years for products shipped to the distribution channel. Changes in the Company’s product warranty liability during the twelve-month periods ended December 27, 2003 and December 25, 2004 were as follows (in thousands):

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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes
      The provision for income taxes consists of the following:

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

	(In thousands)
Current:
U.S.	$700	$2,477	$(1,152)
Foreign	1,475	1,027	891

Total	$2,175	$3,504	$(261)

      Income (loss) before provision for income taxes consists of the following:

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

	Restated(1)	Restated(1)	Restated(1)
	(In thousands)
U.S.	$(322,651)	$(56,895)	$(221,641)
Foreign	(11,716)	160,998	37,716

Total	$(334,367)	$104,103	$(183,925)

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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes differs from the amount computed by applying the U.S. statutory rate of 35% to the income (loss) before income taxes for the years ended December 28, 2002, December 27, 2003 and December 25, 2004. The principal reasons for this difference are as follows:

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

	Restated(1)	Restated(1)	Restated(1)
	(In thousands)
Income tax expense (benefit) at U.S. statutory rate	$(117,028)	$36,436	$(64,374)
State tax	—	1,212	491
Losses not providing current tax benefit	117,723	—	63,043
Utilization of NOL carryforward	—	(35,370)	—
Other	1,480	1,226	579

Total	$2,175	$3,504	$(261)

      Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 27,	December 25,
	2003	2004

Deferred tax assets:
Inventory reserves and accruals	$5,650	$2,601
Depreciation	30,982	34,795
Sales related reserves	33,688	35,970
Net operating loss carry-forwards	306,078	422,088
Tax credit carry-forwards	29,284	59,032
Capitalized research and development	34,876	22,671
Other (Restated)(1)	39,197	49,938

Total deferred tax assets	479,755	627,095
Valuation allowance for deferred tax assets (Restated)(1)	(181,177)	(315,864)

Net deferred tax assets	$298,578	$311,231

Deferred tax liabilities:
Unremitted earnings of certain foreign entities	294,409	309,481
Unrealized gain (loss) on investments in equity securities	4,169	1,750

Total deferred tax liabilities	298,578	311,231

Net deferred tax liabilities	$—	$—

(1)	For additional information regarding the restatement, see Note 2 of the Notes to Consolidated Financial Statements.
      The Company determines deferred taxes for each of its tax-paying jurisdictions where a history of earnings has not been established. The taxable earnings in these tax jurisdictions are also subject to volatility. Therefore, the Company believes a valuation allowance is needed to reduce the deferred tax asset to an amount that is “more likely than not” to be realized. During the years ended December 28, 2002, December 27, 2003 and December 25, 2004, the valuation allowance for deferred tax assets increased by

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$13.2 million, decreased by $5.8 million, and increased by $134.7 million, respectively. The increase in valuation allowance during 2004 was primarily due to net operating loss carry-forwards not estimated to have future benefits.
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The above commitments extend through fiscal year 2018. Rental expense recognized on a straight line basis was approximately $31.8 million, $29.1 million and $30.2 million for fiscal years 2002, 2003 and 2004, respectively.

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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following table summarizes information for stock options outstanding as of December 25, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Outstanding	Price

$ 1.305 - $ 5.875	13,370,158	7.69	$4.42	6,472,617	$4.43
$ 5.89 - $ 7.75	6,446,772	5.49	6.67	5,740,026	6.68
$ 7.8125 - $ 13.125	4,338,969	6.42	8.62	3,048,580	8.30
$13.1875 - $19.3113	2,066,755	4.09	13.28	2,004,280	13.26

	26,222,654		$6.37	17,265,503	$6.89

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
      On August 15, 2002, the Company announced its decision to shut down the manufacturing and sales of its MaxAttachTM branded network attached storage products of NSG. The discontinuance of the NSG operations represents the abandonment of a component of an entity as defined in paragraph 47 of SFAS 144. Accordingly, the Company’s financial statements have been presented to reflect NSG as a discontinued operation for all periods presented. Its liabilities (no remaining assets) have been segregated from continuing operations in the accompanying consolidated balance sheet and are included in accrued liabilities and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations.
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
      Income from discontinued operations of $2.2 million for the year ended December 27, 2003 reflects the net impact of the favorable resolution of contingencies. The remaining liabilities of the NSG discontinued operations as of December 25, 2004 were $0.7 million relating to returns and other miscellaneous expenses.

14.	Restructuring
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The facilities-related restructuring accrual is included within the balance sheet captions of Accrued and other liabilities and Other liabilities. The following table summarizes the activity related to the severance and facilities-related restructuring costs as of December 25, 2004:

				2004
	2001	2002	2004	Severance
	Merger-Related	Restructuring	Restructuring	and
	Restructuring	Charge	Charge	Benefits	Total

	(In millions)
Provision at April 1, 2001	$45.3	$—	$—	$—	$45.3
Amounts paid	(0.9)	—	—	—	(0.9)
Balance at December 29, 2001	44.4	—	—	—	44.4
Amounts paid	(4.5)	—	—	—	(4.5)
2002 accrual	—	8.9	—	—	8.9

Balance at December 28, 2002	39.9	8.9	—	—	48.8
Amounts paid	(8.5)	(1.5)	—	—	(10.0)

Balance at December 27, 2003	31.4	7.4	—	—	38.8
Amounts paid	(6.3)	(1.4)	(0.1)	(10.7)	(18.5)
2004 accrual	16.4	3.3	0.6	12.9	33.2

Balance at December 25, 2004	$41.5	$9.3	$0.5	$2.2	$53.5

15.	Asset Held for Sale
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

16.	Other Gain (Loss)
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
      In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations is provided as follows (in thousands, except share and per share amounts):

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

	Restated(1)	Restated(1)	Restated(1)
Numerator — Basic and Diluted
Income (loss) from continuing operations	$(262,442)	$98,901	$(183,439)
Income (loss) from discontinued operations	$(73,501)	$2,211	$—

Net income (loss)	$(335,943)	$101,112	$(183,439)

Net income (loss) available to common stockholders	$(335,963)	$101,112	$(183,439)

Denominator
Basic weighted average common shares outstanding	239,474,179	243,022,694	247,671,870
Effect of dilutive securities:
Common stock options	—	8,044,949	—
Restricted shares subject to repurchase	—	68,040	—

Diluted weighted average common shares	239,474,179	251,135,683	247,671,870

Net income (loss) per share — basic
Continuing operations	$(1.10)	$0.41	$(0.74)
Discontinued operations	$(0.31)	$0.01	$—

Total	$(1.40)*	$0.42	$(0.74)

Net income (loss) per share — diluted
Continuing operations	$(1.10)	$0.39	$(0.74)
Discontinued operations	$(0.31)	$0.01	$—

Total	$(1.40)*	$0.40	$(0.74)

(1)	For additional information regarding the restatement, see note 2 of the Notes to Consolidated Financial Statements.

*	Does not add due to rounding.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Year Ended		Year Ended		Year Ended
	December 28, 2002		December 27, 2003		December 25, 2004

		Long-Lived		Long-Lived		Long-Lived
	Revenue	Assets	Revenue	Assets	Revenue	Assets

		Restated(1)		Restated(1)		Restated(1)
	(In thousands)
United States	$1,295,527	$1,021,966	$1,375,663	$916,401	$1,205,724	$696,317
Asia Pacific and Japan	1,147,745	128,860	1,259,801	129,380	1,136,769	172,002
Europe, Middle East and Africa	1,231,794	891	1,354,421	731	1,373,806	444
Latin America and other	104,448	284	96,558	157	80,029	271

Total	$3,779,514	$1,152,001	$4,086,443	$1,046,669	$3,796,328	$869,034

(1)	For additional information regarding the restatement, see Note 2 of the Notes to Consolidated Financial Statements.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-lived assets located within the United States consist primarily of goodwill and other intangible assets. Goodwill and other intangible assets within the United States amounted to $775.4 million, $690.1 million and $490.9 million as of December 28, 2002, December 27, 2003 and December 25, 2004, respectively. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore and China.
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

21.	Related Party Transactions
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

22.	Subsequent Event
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
As described in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for fiscal years 2002, 2003 and 2004.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 25, 2004, the Company did not maintain effective controls over the application of generally accepted accounting principles related to the financial reporting process for complex, non-routine transactions. The Company’s internal accounting personnel did not have sufficient depth, skills and experience in accounting for complex, non-routine transactions in the financial reporting process and there is a lack of review by internal accounting personnel or accounting contractors with appropriate financial reporting expertise of complex, non-routine transactions to ensure they are accounted for in accordance with generally accepted accounting principles as of December 25, 2004. Additionally the Company did not consistently use outside technical accounting contractors to supplement its internal accounting personnel, and had insufficient formalized procedures to assure that complex, non-routine transactions received adequate review by internal accounting personnel or outside contractors with technical accounting expertise.
This control deficiency resulted in the following adjustments of the Company’s financial statements:
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
In April 2005, the Company determined that additional purchase accounting entries recorded in connection with certain adverse leases acquired in the 2001 acquisition of the Quantum HDD business (the “Adverse Leases”) required correction as described in Note 2 of the consolidated financial statements in this Annual Report on Form 10-K/ A. The Company further restated its consolidated financial statements for each of the three years in the period ended December 25, 2004 as reflected in this Annual Report on Form 10-K/ A for the year ended December 25, 2004 to correct these errors. The Adverse Lease adjustments discussed in Note 2 of the consolidated financial statements in this Annual Report on Form 10-K/ A resulting from the material weakness described herein do not constitute an additional material weakness and have not caused the Company to modify its previously issued Report on Assessment of Internal Control Over Financial Reporting.
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
Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 25, 2004 because of the material weakness described above. In connection with the restatement of the Company’s consolidated financial statements related to the Adverse Leases described in Note 2 to the consolidated financial statements in this Report on Form 10-K/ A, management has determined that the material weakness described above resulted in this restatement. Accordingly, this restatement did not affect management’s assessment or our opinions on internal control over financial reporting.
PricewaterhouseCoopers LLP
San Jose, California
March 10, 2005, except for the restatement described in Note 2 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Assessment of Internal Control Over Financial Reporting as to which the date is May 12, 2005

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
      In February 2005 the Company determined that two purchase accounting entries recorded in connection with the 2001 acquisition of the Quantum HDD business required correction. The first correction related to the fact that at the time of the acquisition, sufficient deferred tax assets were available to offset the $196.5 million deferred tax liability recorded as part of the acquisition and accordingly a reduction in the Company’s deferred tax asset valuation allowance should have been recorded rather than recognition of additional goodwill. The second correction related to the reversal of $13.8 million of a restructuring reserve associated with the acquisition to reflect discounting to present value of liabilities associated with such accrual. These errors were first discovered and brought to the attention of management by PricewaterhouseCoopers LLP in connection with their work on the audit for fiscal 2004. The Company restated its consolidated financial statements for each of the three years in the period ended December 27, 2003 by filing a Form 10-K/A for the year ended December 27, 2003.
      In April 2005, the Company determined that additional purchase accounting entries recorded in connection with certain adverse leases acquired in the 2001 acquisition of the Quantum HDD business (the “Adverse Leases”) required correction as described in Note 2 of the consolidated financial statements in this Annual Report on Form 10-K/ A. The Company further restated its consolidated financial statements for each of the three years in the period ended December 25, 2004 as reflected in this Annual Report on Form 10-K/ A for the year ended December 25, 2004 to correct these errors. The Adverse Lease adjustments discussed in Note 2 of the consolidated financial statements in this Annual Report on Form 10-K/ A resulting from the material weakness described herein do not constitute an additional material weakness and have not caused the Company to modify its previously issued Report on Assessment of Internal Control Over Financial Reporting.

      The Company also recorded two adjustments identified by PricewaterhouseCoopers LLP in connection with their interim review of the Company’s third fiscal quarter of 2004 results and the preparation of the Form 10-Q for such quarter. These adjustments addressed the fact that the Company’s severance accrual computations omitted future severance payments for certain personnel who had been notified of termination under the Company’s announced restructuring plan and the fact that the Company had failed to apply the appropriate discount rate to the facility accrual associated with the Company’s restructuring activities. The impact of these two adjustments did not require the restatement of any of the Company’s financial statements.
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
      Management previously concluded that the Company did not maintain effective internal control over financial reporting as of December 25, 2004 because of the material weakness described above. In connection with the restatement of the Company’s consolidated financial statements relating to the Adverse Lease adjustments described in Note 2 to the consolidated financial statements in this Annual Report on Form 10-K/ A, management has determined that the material weakness described above resulted in the errors requiring this restatement. Accordingly, this restatement does not affect the previous conclusion stated in this report on internal control over financial reporting.
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
      In the preparation of this Annual Report on Form 10-K/A for the year ended December 25, 2004, in light of the discovery of the errors in connection with the preparation of our interim financial statements for the period ended April 2, 2005 described in the Explanatory Note and in Note 2 to the consolidated financial statements, the Company undertook a review of all of its significant lease accounting transactions, as well as all of the significant purchase accounting entries recorded in connection with the acquisition of the Quantum HDD business in April 2001. We also conducted a review of additional significant, complex, non-routine transactions recorded from April 2001 through the period ended April 2, 2005. The accounts reviewed as part of this remediation process were in addition to those reviewed in connection with the Company’s preparation of its Form 10-K/A for the year ended December 27, 2003 filed on February 22, 2005. The Company engaged contractors with technical accounting expertise to supplement its internal review. The Company believes that these corrective actions, taken as a whole, have mitigated the control deficiencies with respect to our preparation of this 2004 Annual Report on Form 10-K/A and that these measures have been effective to ensure that information required to be disclosed in this 2004 Annual Report on Form 10-K/A has been recorded, processed, summarized and reported correctly. In particular, the Company’s management believes that the measures implemented to date provided reasonable assurance that the Company’s audited financial statements included in this 2004 Annual Report on Form 10-K/A are prepared in accordance with generally accepted accounting principles.
      The Company is in the process of developing procedures for the testing of these controls to determine if the material weakness has been remediated and expects that testing of these controls will be substantially completed by the end of fiscal 2005. The Company will continue the implementation of policies, processes and procedures regarding the review of complex, non-routine transactions and the hiring of additional accounting personnel. Management believes that our controls and procedures will continue to improve as a result of the further implementation of these measures.
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

Management’s Consideration of the Restatement
      With respect to the restatement adjustment related to the Straight Line Lease disclosed in Note 2 to the consolidated financial statement related to our incorrect accounting for rent expense, management has concluded that the restatement for this item does not constitute a material weakness over the accounting for rent expense as of December 31, 2004. Our management considered, among other things, the control deficiency related to the periodic review of the application of generally accepted accounting principles, which resulted in the need to restate our previously issued financial statements related to the Straight Line Lease as disclosed in Note 2 to the accompanying consolidated financial statements included in this Form 10-K/A. As a result of the adjustment related to the Straight Line Lease, the Company’s net income was overstated and other liabilities were understated by $0.9 million in fiscal 2001, $1.0 million in fiscal 2002, $0.7 million in fiscal 2003 and $0.6 million in fiscal 2004. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,”Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,”paragraph 29 and SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments related to the accounting for the Straight Line Lease rent expense did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements related to the accounting for the Straight Line Lease rent expense solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current quarter’s reported net income, our management concluded that the control deficiency related to the accounting for the Straight Line Lease rent expense that resulted in the restatement of the prior period financial statements was not in itself a material weakness and that when aggregated with other control deficiencies did not constitute a material weakness.

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
      (a) The following documents are filed as part of this report:

(1)-(2) Financial Statements and Financial Statement Schedules — See Index to Consolidated Financial Statements under Item 8 on page 60 of this report.

(3) Exhibits. See Index to Exhibits on pages 110 to 113 hereof.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 12th day of May, 2005.

MAXTOR CORPORATION
(Registrant)

By:	/s/ Duston M. Williams

Duston M. Williams
Executive Vice President,
Finance and Chief Financial Officer

MAXTOR CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charged to
		Cost,
	Balance at	Expenses				Balance at
	Beginning	and Other				End of
Fiscal Year Ended	of Period	Accounts	Deductions		Other	Period

	(In thousands)
2004
Allowance for doubtful accounts	$11,220	$(433)	$2,559		$—	$8,228
Revenue reserves	$82,809	$398,486	$395,980		$—	$85,315
Valuation allowance for deferred tax assets (Restated)(3)	$181,177	$134,687	$—		$—	$315,864
2003
Allowance for doubtful accounts	$18,320	$(2,000)	$5,100	(1)	$—	$11,220
Revenue reserves	$82,878	$525,329	$525,398	(2)	$—	$82,809
Valuation allowance for deferred tax assets (Restated)(3)	$186,980	$(5,803)	$—		$—	$181,177
2002
Allowance for doubtful accounts	$21,638	$(1,000)	$2,318	(1)	$—	$18,320
Revenue reserves	$102,332	$339,266	$358,720	(2)	$—	$82,878
Valuation allowance for deferred tax assets Restated(3)	$173,735	$13,245	$—		$—	$186,980

(1)	Deductions represent recoveries of previously reserved balances and write-offs of fully reserved balances for which collection efforts have been exhausted.
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

(2)	Represents actual returns and allowances.

(3)	For additional information regarding the restatement, see note 2 of the Notes to Consolidated Financial Statements.

INDEX TO EXHIBITS

Exhibit
Number		Description

3	.1(4)	Restated Certificate of Incorporation of Registrant.

3	.2(6)	Certificate of Correction to the Restated Certificate of Incorporation of Registrant.

3	.3(7)	Amended and Restated Bylaws of Registrant, dated February 18, 2005.

3	.4(8)	Certificate of Merger as filed with the Secretary of State of State of Delaware on April 2, 2001.

4	.1(15)	Indenture between Registrant and U.S. Bank National Association, dated as of May 7, 2003.

4	.2(15)	Resale Registration Rights Agreement between Registrant, Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of May 7, 2003.

10	.1(1)	Form of Indemnification Agreement between Registrant and Registrant’s directors and officers.**

10	.2(1)	Indenture dated as of March 1, 1987 between Registrant and Security Pacific National Bank, as Trustee.

10	.3(1)	Employment Agreement between Mr. K.H. Teh and Registrant, dated March 23, 1997.**

10	.4(1)	Land Lease between Housing Development Board and Maxtor Singapore Limited dated as of March 8, 1991.

10	.5(2)	1998 Restricted Stock Plan.**

10	.6(2)	Form of Restricted Stock Grant Agreement.**

10	.7(3)	Lease Agreement for Premises Located at 2452 Clover Basin Drive, Longmont, Colorado, between Registrant, as Tenant, and Pratt Land Limited Liability Company, as Landlord, dated October 28, 1999.

10	.8(7)	1998 Employee Stock Purchase Plan.**

10	.9(5)	Form of Tax Opinion Insurance Policy.

10	.10(9)	Form of Tax Opinion Insurance Policy Rider.

10	.11(8)	Separation and Redemption Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.

10	.12(8)	Tax Sharing and Indemnity Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.

10	.13(8)	Intellectual Property Agreement dated as of April 2, 2001 by and between Quantum Corporation and Insula Corporation.

10	.14(8)	Indemnification Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.

10	.15(8)	Real Estate Matters Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.

10	.16(8)	General Assignment and Assumption Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.

10	.17(10)	Lease Amendment and Novation Agreement made as of August 31, 2001, by and between FortuneFirst, LLC, Hynix Semiconductor America Inc., and MMC Technology, Inc.

10	.18(11)	Maxtor Corporation Amended and Restated Executive Deferred Compensation Plan effective April 2, 2001.**

10	.19(12)	Maxtor Corporation Amended and Restated 1996 Stock Option Plan.**

10	.20(12)	Standard Volume Purchase Agreement between Registrant, Agere Systems, Inc., and Agere Systems Singapore Pte. Ltd., effective as of January 1, 2002.*

10	.21(13)	Employment Offer Letter from Registrant to Mr. Paul J. Tufano, dated February 24, 2003.**

10	.22(13)	Master Financing Agreement between Maxtor Technology (Suzhou) Co., Ltd., Bank of China Suzhou Branch and Bank of China Suzhou Industrial Park Sub-branch, dated as of April 15, 2003.

10	.23(13)	Contract for Transfer of the Right to the Use of Land in Respect to 222,700.82 Square Meters of Land Located at Su Hong Dong Road, Suzhou Industrial Park between China-Singapore Suzhou Industrial Park Development Co., Ltd. and Maxtor Technology (Suzhou) Co., Ltd., dated as of February 12, 2003.

Exhibit
Number		Description

10	.24(14)	U.S. $100,000,000 Receivables Loan and Security Agreement among Maxtor Funding LLC, Registrant, Merrill Lynch Commercial Finance Corp., Radian Reinsurance Inc., and U.S. Bank National Association, dated as of May 9, 2003.

10	.25(14)	Purchase and Contribution Agreement between Registrant and Maxtor Funding Corporation LLC, dated as of May 9, 2003.

10	.26(16)	Employment Offer Letter from Registrant to Mr. Keyur A. Patel, dated June 16, 2003.**

10	.27(15)	First Amendment to U.S. $100,000,000 Receivables Loan and Security Agreement among Maxtor Funding LLC, Registrant, Merrill Lynch Commercial Finance Corp., Merrill Lynch Commercial Finance Corp., Radian Reinsurance Inc., and U.S. Bank National Association, dated as of July 21, 2003.

10	.28(16)	Employment Offer Letter and related documentation from Registrant to Mr. Robert L. Edwards, dated July 23, 2003.**

10	.29(16)	Letter of Guarantee from Oversea-Chinese Banking Corporation Limited to Maxtor Peripherals (S) Pte Ltd, dated July 29, 2003.

10	.30(15)	Second Amendment to U.S. $100,000,000 Receivables Loan and Security Agreement among Maxtor Funding LLC, Registrant, Merrill Lynch Commercial Finance Corp., Merrill Lynch Commercial Finance Corp., Radian Reinsurance Inc., and U.S. Bank National Association, dated as of August 7, 2003.

10	.31(15)	First Amendment to Purchase and Contribution Agreement between Registrant and Maxtor Funding LLC, dated as of August 7, 2003.

10	.32(16)	Form of Amendment of Restricted Stock Unit Award Agreement between Registrant and Pantelis S. Alexopoulos (70,000 Restricted Stock Units), David L. Beaver (50,000 Restricted Stock Units), Michael Cordano (70,000 Restricted Stock Units), Phillip C. Duncan (50,000 Restricted Stock Units), Misha Rozenberg (50,000 Restricted Stock Units), Glenn H. Stevens (50,000 Restricted Stock Units), and K.H. Teh (70,000 Restricted Stock Units), and Paul J. Tufano (100,000 Restricted Stock Units; 140,000 Restricted Stock Units), each dated as of September 2, 2003.**

10	.33(16)	Loan Agreement between Maxtor Peripherals (S) Pte Ltd and the Singapore Economic Development Board, dated September 3, 2003.

10	.34(17)	Maxtor Corporation Executive Retention and Severance Plan.**

10	.35(17)	Maxtor Corporation Restricted Stock Unit Plan (as amended and restated).**

10	.36(17)	Forbearance Agreement dated as of March 10, 2004 by and among Radian Reinsurance Inc., Maxtor Funding LLC, Registrant, Merrill Lynch Commercial Finance Corp. and U.S. Bank National Association.

10	.37(18)	Supplementary Agreement on Amendment of Foreign Exchange Loan Contract between Maxtor Technology (Suzhou) Co., Ltd. and Bank of China SIP Sub-branch, dated March 24, 2004.

10	.38(18)	Letter of Direction from Radian Reinsurance Inc., Merrill Lynch Commercial Financial Corp., Maxtor Funding LLC and Maxtor Corporation to U.S. Bank National Association, dated April 2, 2004.

10	.39(19)	U.S. $100,000,000 Receivables Loan and Security Agreement dated as of June 24, 2004 among Maxtor Receivables LLC, Maxtor Corporation, Merrill Lynch Commercial Finance Corp. and U.S. Bank National Association.

10	.40(19)	Purchase and Contribution Agreement dated as of June 24, 2004 between Maxtor Corporation and Maxtor Receivables LLC.

10	.41(28)	First Amendment Agreement to the Receivables Loan and Security Agreement dated December 22, 2004 among Maxtor Receivables LLC, Maxtor Corporation, Merrill Lynch Commercial Finance Corp. and U.S. Bank National Association.

10	.42(28)	Second Amendment Agreement to the Receivables Loan and Security Agreement dated March 4, 2005 among Maxtor Receivables LLC, Maxtor Corporation, Merrill Lynch Commercial Finance Corp. and U.S. Bank National Association.

10	.43(19)	Amendment No. 1 to Maxtor Standard Volume Purchase Agreement dated as of July 1, 2004 between Maxtor Corporation and Agere Systems Inc.*

Exhibit
Number		Description

10	.44(19)	Agreement dated as of July 19, 2004 between Maxtor Corporation and Mr. Phillip C. Duncan.**

10	.45(19)	Employment Offer Letter dated as of July 19, 2004 from Maxtor Corporation to Mr. John Viera.**

10	.46(20)	Employment Offer Letter dated as of August 23, 2004 from Maxtor Corporation to Mr. Michael A. Bless.**

10	.47(21)	Employment Offer Letter dated as of September 30, 2004 from Maxtor Corporation to Ms. Fariba Danesh.**

10	.48(22)	Foreign Exchange Loan Agreement No. YZDZ (2003) NO. 197 between Maxtor Technology (Suzhou) Co., Ltd. and Bank of China Suzhou Industrial Park Sub-branch, dated October 10, 2003.

10	.49(22)	Letter of Guarantee by Maxtor International S.à r.l. to and for the benefit of Bank of China Suzhou Branch regarding Foreign Exchange Loan Agreement No. YZDZ (2003) NO. 197 made as of August 16, 2004.

10	.50(22)	Foreign Exchange Loan Agreement No. YZDZ (2004) NO. 089 between Maxtor Technology (Suzhou) Co., Ltd. and Bank of China Suzhou Industrial Park Sub-branch, dated August 16, 2004.

10	.51(22)	Letter of Guarantee by Maxtor International S.à r.l. to and for the benefit of Bank of China Suzhou Branch regarding Foreign Exchange Loan Agreement No. YZDZ (2004) NO. 089 made as of August 16, 2004.

10	.52(23)	Employment Offer Letter dated as of November 12, 2004 from Maxtor Corporation to Dr. C.S. Park.**

10	.53(24)	Employment Offer Letter dated as of November 17, 2004 from Maxtor Corporation to Mr. Michael J. Wingert.**

10	.54(25)	Employment Offer Letter dated as of December 3, 2004 from Maxtor Corporation to Mr. Duston M. Williams.**

10	.55(26)	Amendment to the Employment Offer Letter dated as of February 7, 2004 from Maxtor Corporation to Dr. C.S. Park.**

10	.56(27)	Amendment to the Employment Offer Letter dated as of February 7, 2004 from Maxtor Corporation to Mr. Michael J. Wingert.**

10	.57(27)	Employment Offer Letter dated as of February 18, 2005 from Maxtor Corporation to Mr. Kurt Richarz.**

10	.58(28)	Mutual General Release and Global Settlement Agreement between Registrants and Quantum Corporation dated as of December 23, 2004.

10	.59(28)	Forbearance Agreement by and among Maxtor Receivables LLC, Maxtor Corporation and Merrill Lynch Commercial Finance Corporation, dated as of February 11, 2005.

12	.1(28)	Statement regarding Computation of Ratio.

21	.1(28)	List of Subsidiaries.

23.1		Consent of PricewaterhouseCoopers LLP.

31.1		Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.2	Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit (or portions thereof) has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

**	Management contract, or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibits to registration statement on Form S-1, SEC file No. 333-56099, filed on June 5, 1998.

(2)	Incorporated by reference to exhibits to registration statement on Form S-1/ A, SEC file No. 333-56099, filed on June 29, 1998.

(3)	Incorporated by reference to exhibits of Form 10-K filed March 29, 2000.

(4)	Incorporated by reference to exhibits of registration statement on Form S-4, File No. 333-51592, filed December 11, 2000.

(5)	Incorporated by reference to exhibits of registration statement on Form S-4/ A filed January 23, 2001.

(6)	Incorporated by reference to exhibit of Form 8-K filed March 2, 2001.

(7)	Incorporated by reference to exhibits of Form 8-K filed February 25, 2005.

(8)	Incorporated by reference to exhibits of Form 8-K filed April 17, 2001.

(9)	Incorporated by reference to exhibits to registration statement on Form S-3, File No. 333-61770, filed May 29, 2001.

(10)	Incorporated by reference to exhibits of Form 10-Q filed November 13, 2001.

(11)	Incorporated by reference to exhibits of Form 10-Q filed November 12, 2002.

(12)	Incorporated by reference to exhibits of Form 10-K filed March 28, 2003.

(13)	Incorporated by reference to exhibits of Form 10-Q filed May 13, 2003.

(14)	Incorporated by reference to exhibits of Form S-3 filed June 24, 2003.

(15)	Incorporated by reference to exhibits of Form 10-Q filed August 12, 2003.

(16)	Incorporated by reference to exhibits of Form 10-Q filed November 12, 2003.

(17)	Incorporated by reference to exhibits of Form 10-K filed March 11, 2004.

(18)	Incorporated by reference to exhibits of Form 10-Q filed May 5, 2004.

(19)	Incorporated by reference to exhibits of Form 10-Q filed August 2, 2004.

(20)	Incorporated by reference to exhibits of Form 8-K filed August 24, 2004.

(21)	Incorporated by reference to exhibits of Form 8-K filed October 4, 2004.

(22)	Incorporated by reference to exhibits of Form 10-Q filed November 4, 2004.

(23)	Incorporated by reference to exhibits of Form 8-K filed November 18, 2004.

(24)	Incorporated by reference to exhibits of Form 8-K filed November 23, 2004.

(25)	Incorporated by reference to exhibits of Form 8-K filed December 9, 2004.

(26)	Incorporated by reference to exhibits of Form 8-K filed February 11, 2005.

(27)	Incorporated by reference to exhibits of Form 8-K filed February 25, 2005.

(28)	Incorporated by reference to exhibits of Form 10-K filed March 10, 2005.