Form 10-Q
period 2005-04-02
MAXTOR CORP
filed 2005-05-13
CIK 711039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended April 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 001-16447
Maxtor Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0123732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 McCarthy Boulevard,	95035
Milpitas, CA	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(408) 894-5000
      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.     Yes ☑          No ☐
      As of May 5, 2005, 253,212,950 shares of the registrant’s Common Stock, $.01 par value, were issued and outstanding.

MAXTOR CORPORATION
FORM 10-Q
April 2, 2005

PART I.     FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
MAXTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2,	December 25,
	2005	2004

	(Unaudited)
	(In thousands, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$375,607	$378,065
Restricted cash	15,033	24,561
Marketable securities	89,205	103,969
Accounts receivable, net of allowance of doubtful accounts of $7,813 at April 2, 2005 and $8,228 at December 25, 2004	428,824	425,528
Other receivables	30,300	40,838
Inventories	226,993	229,410
Prepaid expenses and other	31,391	36,336

Total current assets	1,197,353	1,238,707
Property, plant and equipment, net	338,252	347,934
Goodwill	489,482	489,482
Other intangible assets, net	1,233	1,450
Other assets	11,981	30,168

Total assets	$2,038,301	$2,107,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$72,469	$82,561
Accounts payable	629,208	674,947
Accrued and other liabilities	345,894	324,369

Total current liabilities	1,047,571	1,081,877
Long-term debt, net of current portion	363,963	382,570
Other liabilities	65,448	66,695

Total liabilities	1,476,982	1,531,142
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 266,375,220 shares issued and 253,129,482 shares outstanding at April 2, 2005 and 263,413,578 shares issued and 250,167,840 shares outstanding at December 25, 2004	2,664	2,634
Additional paid-in capital	2,440,074	2,429,551
Accumulated deficit	(1,819,379)	(1,795,183)
Cumulative other comprehensive income	2,899	4,536
Treasury stock (13,245,738 shares) at cost	(64,939)	(64,939)

Total stockholders’ equity	561,319	576,599

Total liabilities and stockholders’ equity	$2,038,301	$2,107,741

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	April 2, 2005	March 27, 2004

	(Unaudited)
	(In thousands, except share and per
	share amounts)
Net revenues	$1,069,601	$1,019,688
Cost of revenues	957,232	864,625

Gross profit	112,369	155,063
Operating expenses:
Research and development	78,551	85,103
Selling, general and administrative	37,302	32,514
Amortization of intangible assets	217	20,836
Restructuring charge	13,854	—

Total operating expenses	129,924	138,453

Income (loss) from operations	(17,555)	16,610
Interest expense	(8,401)	(8,932)
Interest income	2,356	1,288
Other gain (loss)	(268)	38

Income (loss) before income taxes	(23,868)	9,004
Provision for income taxes	328	274

Net income (loss)	$(24,196)	$8,730

Net income (loss) per share — basic	$(0.10)	$0.04
Net income (loss) per share — diluted	$(0.10)	$0.03
Shares used in per share calculation
— basic	251,595,181	246,590,255
— diluted	251,595,181	256,960,154
The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	April 2,	March 27,
	2005	2004

	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(24,196)	$8,730
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,307	36,107
Amortization of intangible assets	217	20,836
Stock-based compensation expense	13	144
Restructuring charge, net	13,752	—
Loss (gain) on sale of property, plant and equipment and other assets	(338)	353
Net loss on sale of investments	12	—
Change in assets and liabilities:
Accounts receivable	(3,296)	69,097
Other receivables	10,538	(7,888)
Inventories	2,417	(10,128)
Prepaid expenses and other assets	3,765	3,910
Accounts payable	(47,211)	(32,177)
Accrued and other liabilities	6,526	(90,879)

Net cash used in operating activities from continuing operations	(494)	(1,895)
Net cash flow used in discontinued operations	—	(680)

Net cash used in operating activities	(494)	(2,575)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	1	720
Purchase of property, plant and equipment	(25,816)	(52,176)
Decrease (increase) in restricted assets	27,627	(8,512)
Proceeds from sale of marketable securities	28,283	12,920
Purchase of marketable securities	(13,900)	(14,289)

Net cash provided by (used in) investing activities	16,195	(61,337)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, including short-term borrowings	—	24,655
Principal payments of debt including short-term borrowings	(27,567)	(3,391)
Principal payments under capital lease obligations	(1,132)	(4,225)
Payment of receivable-backed borrowing	—	(50,000)
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	10,540	9,718

Net cash used in financing activities	(18,159)	(23,243)

Net change in cash and cash equivalents	(2,458)	(87,155)
Cash and cash equivalents at beginning of period	378,065	530,816

Cash and cash equivalents at end of period	$375,607	$443,661

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,013	$4,168
Income taxes	$647	$2,146
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$6,252	$2,966
Retirement of debt in exchange for bond redemption	$5,000	$5,000
Change in unrealized loss on investments	$(1,637)	$(897)
The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation (“Maxtor” or the “Company”) and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2004 incorporated in the Company’s Annual Report on Form  10-K/A. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

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

Fiscal Calendar
      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, the three month periods ended April 2, 2005 and March 27, 2004 comprised 14 and 13 weeks, respectively. The current fiscal year ends on December 31, 2005. All references to years in these Notes to Consolidated Financial Statements represent fiscal years unless otherwise noted.

Recent Accounting Pronouncements
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company is evaluating the effect that FIN 47 will have on its financial position or results of operations and expects that it will not be material.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. The SEC has adopted a rule making SFAS 123(R) effective for the first annual reporting period of the first fiscal year beginning after June 15, 2005. SFAS 123(R) allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123(R). The Company expects to adopt SFAS 123(R) in the quarterly period beginning on December 26, 2005. The Company is evaluating the two methods of adoption allowed under SFAS 123(R) and has not yet determined which fair-value method and transitional provision it will follow. However, the Company expects that the adoption of SFAS 123(R) will have a significant impact on its results of operations. The Company does not expect the adoption of SFAS 123(R) will impact its overall financial position. For additional information regarding stock-based compensation, see the discussion below.
      In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The issue is how an enterprise should evaluate the aggregation criteria in paragraph 17 of Statement 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of Statement 131. The FASB staff will propose an FASB Staff Position (FSP) to provide guidance in determining whether two or more operating segments have similar economic characteristics. The EITF agreed that since the issues are interrelated, the effective date of this Issue should coincide with the effective date of the anticipated FSP. Accordingly, the Task Force changed the transition provisions of the consensus to delayed the effective date of this Issue. The Company will evaluate the effect of adopting the recognition and measurement guidance when the anticipated FSP is issued.
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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following pro forma net income (loss) information for Maxtor’s stock options and employee stock purchase plan has been prepared following the provisions of SFAS 123 (in thousands, except per share data):

	Three Months Ended

	April 2,	March 27,
	2005	2004

Net income (loss) applicable to common stockholders, as reported	$(24,196)	$8,730
Add: Stock-based employee compensation expense included in reported net income (loss)	13	144
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	3,917	5,491

Pro forma net income (loss)	$(28,100)	$3,383

Net income (loss) per share
As reported — basic	$(0.10)	$0.04
Pro forma — basic	$(0.11)	$0.01
As reported — diluted	$(0.10)	$0.03
Pro forma — diluted	$(0.11)	$0.01
      The pro forma net income (loss) disclosures made above are not necessarily representative of the effects on pro forma net income (loss) for future years as options granted typically vest over several years and additional option grants are expected to be made in future years. Had we adopted the recognition and measurement provisions of SFAS 123 for the three months ended April 2, 2005 and March 27, 2004, the stock-based employee compensation expense would have been $3.9 million and $5.5 million, respectively.
      The fair value of option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended

	April 2,	March 27,
	2005	2004

Risk-free interest rate	3.89%	3.02%
Weighted average expected life	4.5 years	4.5 years
Volatility	74%	75%
Dividend yield	—	—

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of employee stock purchase plan option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended

	April 2,	March 27,
	2005	2004

Risk-free interest rate	2.86%	1.01%
Weighted average expected life	0.5 years	0.5 years
Volatility	74%	76%
Dividend yield	—	—
      No dividend yield is assumed as the Company has not paid dividends and has no plans to do so.

2.	Supplemental Financial Statement Data

	April 2,	December 25,
	2005	2004

	(In thousands)
Inventories:
Raw materials	$75,699	$79,904
Work-in-process	48,899	57,800
Finished goods	102,395	91,706

	$226,993	$229,410

Prepaid expenses and other:
Investments in equity securities, at fair value	$3,776	$10,042
Asset held for sale	8,200	8,200
Prepaid expenses and other	19,415	18,094

	$31,391	$36,336

Property, plant and equipment, at cost:
Buildings	$159,271	$155,172
Machinery and equipment	663,146	659,324
Software	86,282	86,014
Furniture and fixtures	27,718	27,604
Leasehold improvements	91,675	91,571

	$1,028,092	$1,019,685
Less accumulated depreciation and amortization	(689,840)	(671,751)

Net property, plant and equipment	$338,252	$347,934

Accrued and other liabilities:
Income taxes payable	$7,508	$7,605
Accrued payroll and payroll-related expenses	52,039	59,524
Accrued warranty	206,006	185,940
Restructuring liabilities, short-term	21,942	9,707
Accrued expenses	58,399	61,593

	$345,894	$324,369

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 2,	December 25,
	2005	2004

	(In thousands)
Other liabilities
Tax indemnification liability	$8,760	$8,760
Restructuring liabilities, long-term	42,538	43,911
Other	14,150	14,024

	$65,448	$66,695

      Depreciation and amortization expense of property, plant and equipment for the periods ended April 2, 2005 and March 27, 2004 was $37.3 million and $36.1 million, respectively. Total property, plant and equipment recorded under capital leases was $15.6 million as of April 2, 2005 and December 25, 2004, respectively. Total accumulated depreciation under capital leases was $9.9 million and $8.9 million as of April 2, 2005 and December 25, 2004, respectively.

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
      As of April 2, 2005, goodwill amounted to $489.5 million. Purchased intangible assets are carried at cost less accumulated amortization. The Company evaluated its intangible assets and determined that all such assets have determinable lives. Amortization is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on purchased intangible assets to be $0.7 million in the remainder of fiscal 2005 and $0.6 million in fiscal 2006, at which time purchased intangible assets will be fully amortized. Amortization of other intangible assets was $0.2 million and $20.8 million for the three months ended April 2, 2005 and March 27, 2004, respectively.

		April 2, 2005				December 25, 2004

	Useful	Gross				Gross
	Life	Carrying	Accumulated	Asset		Carrying	Accumulated	Asset
	(Years)	Amount	Amortization	Impairment	Net	Amount	Amortization	Impairment	Net

	(In thousands)					(In thousands)
Goodwill		$489,482	—	—	$489,482	$489,482	—	—	$489,482

Quantum HDD
Existing Technology
Core technology	5	$96,700	$(72,525)	$(24,175)	$—	$96,700	$(72,525)	$(24,175)	$—
Consumer electronics	3	8,900	(8,900)	—	—	8,900	(8,900)	—	—
High-end	3	75,500	(75,500)	—	—	75,500	(75,500)	—	—
Desktop	3	105,000	(105,000)	—	—	105,000	(105,000)	—	—
MMC Technology
Existing technology	5	4,350	(3,117)	—	1,233	4,350	(2,900)	—	1,450

Total other intangible assets		$290,450	$(265,042)	$(24,175)	$1,233	$290,450	$(264,825)	$(24,175)	$1,450

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Short-term Borrowings and Long-term Debt
      Short-term borrowings and long-term debt consist of the following (in thousands):

	April 2,	December 25,
	2005	2004

6.8% Convertible Senior Notes due April 30, 2010	$230,000	$230,000
5.75% Subordinated Debentures due March 1, 2012	59,311	59,311
Economic Development Board of Singapore Loans	—	27,148
Manufacturing Facility Loan, Suzhou China	60,000	60,000
Mortgages	32,163	32,582
Equipment Loans and Capital Leases	4,958	6,090
Receivables-backed Borrowings	50,000	50,000

	436,432	465,131
Less amounts due within one year	(72,469)	(82,561)

	$363,963	$382,570

      On May 7, 2003, the Company sold $230 million in aggregate principal amount of 6.8% convertible senior notes due April 30, 2010 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are unsecured and effectively subordinated to all existing and future secured indebtedness. The notes are convertible into the Company’s common stock at a conversion rate of 81.5494 shares per $1,000 principal amount of the notes, or an aggregate of 18,756,362 shares, subject to adjustment in certain circumstances (equal to an initial conversion price of $12.2625 per share). The Company has the right to settle its obligation with cash or common stock. The initial conversion price represents a 125% premium over the closing price of the Company’s common stock on May 1, 2003, which was $5.45 per share. Prior to May 5, 2008, the Notes will not be redeemable at the Company’s option. Beginning May 5, 2008, if the closing price of the Company’s common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the redemption notice exceeds 130% of the conversion price in effect on such trading day, the Company may redeem the Notes in whole or in part, in cash, at a redemption price equal to 100% of the principal amount of the Notes being redeemed plus any accrued and unpaid interest and accrued and unpaid liquidated damages, if any, to, but excluding, the redemption date. If, at any time, substantially all of the Company’s common stock is exchanged or acquired for consideration that does not consist entirely of common stock that is listed on a United States national securities exchange or approved for quotation on the NASDAQ National Market or similar system, the holders of the notes have the right to require the Company to repurchase all or any portion of the notes at their face value plus accrued interest.
      The 5.75% Subordinated Debentures due March 1, 2012 require semi-annual interest payments and annual sinking fund payments of $5.0 million, which commenced March 1, 1998. The Debentures are subordinated in right to payment to all senior indebtedness.
      On June 24, 2004, the Company entered into a one-year receivable-backed borrowing arrangement of up to $100 million with one financial institution collateralized by all United States and Canadian accounts receivable. In the arrangement the Company uses a special purpose subsidiary to purchase and hold all of its United States and Canadian accounts receivable. This special purpose subsidiary has borrowing authority up to $100 million based upon eligible United States and Canadian accounts receivable. The special purpose subsidiary is consolidated for financial reporting purposes. The transactions under the arrangement are accounted for as short term borrowings and remain on the Company’s consolidated balance sheet. As of April 2, 2004 the Company had borrowed $50 million under the arrangement (subject to transaction fees);

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and, the interest rate was LIBOR plus 3% and $157.8 million of United States and Canadian receivables were pledged under this arrangement and remain on the Company’s consolidated balance sheet. The terms of the facility require compliance with operational covenants and several financial covenants, including requirements to maintain agreed-upon levels of liquidity and for a dilution-to-liquidation ratio, an operating income (loss) before depreciation and amortization to long-term debt ratio and certain other tests relating to the quality and nature of the financed receivables. Based on the Company’s experience with collections on receivables the Company does not believe that repayment would take longer than 30 days. However, early amortization events under the facility generally will not cause an event of default under the Company’s convertible senior notes due 2010 and the Company does not believe that such an event or the lack of borrowing availability under this facility would have a material adverse effect on the Company’s liquidity.
      In December 2004, the liquidity covenant and covenant regarding the ratio of operating income (loss) before depreciation and amortization to long-term debt were amended in order to assure compliance based on actual and projected operating results. On February 7, 2005, the Company reported to the lender that, as of January 31, 2005, it was not in compliance with a financial covenant under the facility setting a maximum amount for the ratio of dilution-to-liquidation of our accounts receivable. The dilution-to-liquidation ratio compares the amount of returns, discounts, credits, offsets, and other reductions to the Company’s existing accounts receivable to collections on accounts receivable over specified periods of time. On February 11, 2005, the Company entered into an agreement with the lender providing that it would temporarily forbear from exercising rights and remedies available to it as a result of the occurrence of the early amortization event under the facility caused by the Company’s noncompliance with this covenant as of January 31, 2005. On March 4, 2005, the Company and the lender entered into a second amendment to the facility documents providing that the lender will permanently forbear from exercising rights and remedies as a result of that early amortization event, and providing for an increase to the permitted maximum level of the dilution-to-liquidation ratio. In connection with the second amendment, the Company and the lender also agreed to increase the annual interest rate under the facility by 0.75%, to LIBOR plus 3.75%, during any period when the dilution-to-liquidation ratio exceeds the pre-amendment level. As a result, the Company is currently in compliance with all operational and financial covenants under the facility. This facility terminates under its present terms in June 2005. The Company is currently evaluating various alternatives, including extension of the current facility. The Company can not give assurance that it can replace or extend this facility on terms acceptable to the Company. If Maxtor does not extend this facility, it is required to repay the outstanding balance in its entirety. The Company does not believe that the repayment of the balance owing on the facility would have a material adverse effect on the Company’s liquidity.
      In April 2003, the Company obtained credit lines with the Bank of China to be used for the construction and working capital requirements of the manufacturing facility being established in Suzhou, China. These lines of credit are U.S.-dollar-denominated and are drawable until April 2007. Maxtor Technology Suzhou (“MTS”) has drawn down $60 million as of April 2, 2005, consisting of the plant construction loan in the amount of $30 million made available by the Bank of China to MTS in October 2003, and a project loan in the amount of $30 million made available by the Bank of China to MTS in August 2004. Borrowings under these lines of credit are collateralized by the Company’s facilities in Suzhou, China. The interest rate on the plant construction loan is LIBOR plus 50 basis points (subject to adjustment to 60 basis points), with the borrowings repayable in two installment payments of $15 million in October 2008 and April 2009, respectively. The interest rate on the project loan was LIBOR plus 100 basis points, and the borrowing is repayable in August 2009. Both the construction loan and the project loan require the Company to make semi-annual payments of interest and require MTS to maintain financial covenants, including a maximum liability to assets ratio and a minimum earnings to interest expense ratio, the first ratio to be tested annually commencing in December 2004 and the latter ratio to be tested annually commencing in December 2005. MTS is in compliance with all covenants as of December 25, 2004. In connection with the funding of the new project loan, the parent company of MTS, Maxtor International Sàrl, Switzerland, agreed to guaranty MTS’

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obligations under both the construction loan and the project loan. Maxtor does not expect to draw down any further funding under this facility.
      In September 1999, Maxtor Peripherals (S) Pte Ltd. (“MPS”) entered into a four-year Singapore dollar denominated loan agreement with the Economic Development Board of Singapore (the “Board”), which was amortized in seven equal semi-annual installments ending March 2004. This loan was paid in full in March 2004.
      In September 2003, MPS entered into a second four-year 52 million Singapore dollar loan agreement with the Board at 4.25% which is amortized in seven equal semi-annual installments ending December 2007. On March 31, 2005, the Company elected to repay this loan, which had an outstanding balance of $27.1 million, in full. As of April 2, 2005, there was no balance outstanding.
      In connection with the acquisition of the Quantum HDD business, the Company acquired real estate and related mortgage obligations. The term of the mortgages is ten years, at an interest rate of 9.2%, with monthly payments based on a twenty-year amortization schedule, and a balloon payment at the end of the 10-year term, which is September 2006. The outstanding balance at April 2, 2005 was $32.2 million.
      As of April 2, 2005, the Company had capital leases totaling $5.0 million. These capital leases have maturity dates through August 2009 and interest rates averaging 7.8%.

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

Accrued Warranty
      The Company generally warrants its products against defects in materials and workmanship for varying lengths of time. The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair of the hard drive and the warranty periods generally range from one to five years. The Company has comprehensive processes that it uses to estimate accruals for warranty exposure. The processes include specific detail on hard drives in the field by product type, estimated failure rates and costs to repair or replace. Although the Company believes it has the continued ability to reasonably estimate warranty expenses, unforeseeable changes in factors used to estimate the accrual for warranty could occur. These unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Effective September 2004, the Company announced the introduction of a new warranty period for new sales, extending the term to three or five years for products shipped to the distribution channel. Changes in the Company’s product warranty

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liability during the twelve-month periods ended April 2, 2005 and March 27, 2004 were as follows (in thousands):

	Three Months Ended

	April 2,		March 27,
	2005		2004

Balance at beginning of period	$185,940		$209,426
Charges to operations	52,419		39,431
Settlements	(47,341)		(56,507)
Changes in estimates	14,987	(2)	(1,025	)(1)

Balance at end of period	$206,006		$191,325

(1)	Primarily related to product expirations.

(2)	The increase in warranty liability was primarily attributed to a change in estimate of $14.9 million which is comprised of a $14.5 million reserve to cover specific claims received from customers for additional warranty costs and an increase in the estimated Annual Return Rate of $5.0 million which was partially offset by a decrease in the estimated cost of future repair of $4.4 million. Expirations for the period amounted to $0.2 million.
      The reduction in the estimated cost of future repair of $4.4 million is the result of continued improvements in the overall pricing structure with third party vendors and relocating repair facilities from the United States and Ireland to lower cost locations in Mexico and Hungary. The Company also increased yields from its repair processes, which increased the number of refurbished units available as replacement units and reduced the cost of repair. The Company will continue to make operational improvements to its repair process throughout 2005 and the impact of these improvements on the warranty liability will be reflected in the period in which they are achieved.
      The ship versus return impact on the warranty reserve of $5.1 million, denoted as the difference between the charges to operations and settlements, represents the change in the liability requirement attributable to changes to the “in warranty” installed base, caused by the shipment of drives in the period offset by drive returns and retirements. The impact of changes in the ship versus return dynamic on the warranty liability requirement in 2005 reflects the improved quality of products currently being shipped relative to historic products being settled and retired from the installed base. This change is evidenced in a higher number of actual returns/settlements on older products, compared with expected returns associated with new product shipments. The impact of extending the warranty period on distribution products is also included in this ship versus return impact.

6.	Restructuring
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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In July 2004, the Company announced a reduction in force which affected approximately 377 employees in the United States and Singapore. During the three months ended April 2, 2005, an adjustment of $(0.3) million was made to the associated restructuring liability. As of December 25, 2004, the Company incurred a total of $12.9 million of severance-related charges and it expects to be substantially completed with this restructuring by the second quarter of 2005.
      On March 4, 2005, the Company determined to proceed with a reduction in force of up to 5,500 employees at its Singapore manufacturing operations. The reduction in force is a result from the Company’s previously announced transition of manufacturing for additional desktop products from its Singapore manufacturing operations to China and closure of one of its two plants in Singapore, scheduled to be completed by the first quarter of 2006. The Company expects that approximately 2,500 positions will be reduced by attrition and the remainder by severance. During the three months ended April 2, 2005, the Company incurred $1.9 million and $12.3 million in severance-related charges associated with the Company’s reduction in force of approximately 125 employees in the United States and 5,500 employees in Singapore, respectively. The Company expect to be substantially completed with the restructuring by the first quarter of 2006.

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The facilities-related restructuring accrual is included within the balance sheet captions of Accrued and other liabilities and Other liabilities. The following table summarizes the activity related to the severance and facilities-related restructuring costs as of April 2, 2005:

	Facilities-related	Severance
	Restructuring	and
	Charge	Benefits	Total

	(In millions)
Balance at December 25, 2004	$51.3	$2.2	$53.5
Amounts paid	(1.2)	(1.7)	(2.9)
Adjustments	—	(0.3)	(0.3)
2005 accrual	—	14.2	14.2

Balance at April 2, 2005	$50.1	$14.4	$64.5

7.	Asset Held for Sale
      During the year ended December 25, 2004, the Company classified a building owned by Maxtor in Louisville, Colorado as held for sale in accordance with the requirements of SFAS 144, resulting in an impairment charge of $7.8 million. The Company’s asset held for sale amounted to $8.2 million representing the estimated realizable value of the building and is included within the balance sheet caption of Prepaid expenses and other. Upon the classification, the Company suspended depreciation of this building which was $0.4 million annually.

8.	Net Income (Loss) Per Share
      In accordance with the disclosure requirements of Statements of Financial Accounting Standards No. 128, “Earnings per Share” a reconciliation of the numerator and denominator of the basic and diluted net loss per share calculations is provided as follows (in thousands, except share and per share amounts):

	Three Months Ended

	April 2,	March 27,
	2005	2004

Numerator — Basic and Diluted
Net income (loss)	$(24,196)	$8,730

Net income (loss) available to common stockholders	$(24,196)	$8,730

Denominator
Basic weighted average common shares outstanding	251,595,181	246,590,255
Effect of dilutive securities:
Common stock options	—	10,304,899
Restricted shares subject to repurchase	—	65,000

Diluted weighted average common shares	251,595,181	256,960,154

Net income (loss) per share — basic	$(0.10)	$0.04

Net income (loss) per share — diluted	$(0.10)	$0.03

      As-if convertible shares and interest expense related to the 6.8% convertible senior notes due 2010 were excluded from the calculation, as the effect was anti-dilutive. The following number of common stock options

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and as-if converted shares were excluded from the computation of diluted net income per share as the effect was anti-dilutive:

	Three Months Ended

	April 2,	March 27,
	2005	2004

Common stock options	13,466,798	2,880,733
Restricted shares subject to repurchase	20,000	—
As-if converted shares related to 6.8% Convertible Senior Notes due 2010 issued on May 7, 2003	18,756,362	18,756,362

9.	Comprehensive Income (Loss)
      Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Cumulative other comprehensive income (loss), as presented in the accompanying consolidated balance sheets, consists of the net unrealized gains (losses) on available-for-sale securities, net of tax, if any. Total comprehensive income (loss) for the three months ended April 2, 2005 and March 27, 2004, is presented in the following table (in thousands):

	Three Months Ended

	April 2,	March 27,
	2005	2004

Net income (loss)	$(24,196)	$8,730
Unrealized loss on investments in securities	(1,920)	(865)
Less: reclassification adjustment for gain (loss) included in net income (loss)	(283)	32

Comprehensive income (loss)	$(25,833)	$7,833

10.	Segment and Major Customers Information
      Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Chief Executive Officer (“CEO”). The CEO reviews financial information for purposes of making operational decisions and assessing financial performance. The Company only has one reportable segment.
      Sales to original equipment manufacturers (“OEMs”) for the three months ended April 2, 2005 represented 51.3% of total revenue, compared to 55.2% of total revenue for the corresponding period in fiscal year 2004. Sales to the distribution and retail channels for the three months ended April 2, 2005 represented 48.7% of total revenue, compared to 44.8% of total revenue in the corresponding period in fiscal year 2004. Sales to two customers exceeded 10% of total revenues in the three months ended April 2, 2005, respectively. Sales to one customer exceeded 10% of total revenues in the three months ended March 27, 2004.

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has a worldwide sales, service and distribution network. Products are marketed and sold through a direct sales force to computer equipment manufacturers, distributors and retailers in the United States, Asia Pacific and Japan, Europe, the Netherlands, Middle East and Africa, Latin America and other. Maxtor operations outside the United States primarily consist of its manufacturing facilities in Singapore and China that produce subassemblies and final assemblies for the Company’s disk drive products. Revenue by destination for the three months ended April 2, 2005 and March 27, 2004, respectively, is presented in the following table (in thousands):

	Three Months Ended

	April 2,	March 27,
	2005	2004

United States	$332,278	$318,647
Asia Pacific and Japan	323,311	306,837
Europe, Middle East and Africa (excluding the Netherlands)	285,002	307,391
The Netherlands	117,212	73,843
Latin America and other	11,798	12,970

Total	$1,069,601	$1,019,688

      Long-lived asset information by geographic area as of April 2, 2005 and December 25, 2004 is presented in the following table (in thousands):

	April 2,	December 25,
	2005	2004

United States	$688,288	$696,317
Asia Pacific and Japan	152,119	172,002
Europe, Middle East and Africa	541	444
Latin America and other	—	271

Total	$840,948	$869,034

      Long-lived assets located within the United States consist primarily of goodwill and other intangible assets. Goodwill and other intangible assets within the United States amounted to $490.7 million and $490.9 million as of April 2, 2005 and December 25, 2004, respectively. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore and China.

11.	Contingencies

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
      The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, the Company cannot assure you it will be able to successfully defend itself against this or any other Papst lawsuit. Because the Papst complaints assert claims to an unspecified dollar amount of damages, and because the Company was at an early stage of discovery when the litigation was stayed, the Company is unable to determine the possible loss, if any, that the Company may incur as a result of an adverse judgment or a negotiated settlement with respect to the claims against us. The Company made an estimate of the potential liability which might arise from the Papst claims against Quantum at the time of the Company’s acquisition of the Quantum HDD business. The Company has revised this estimate as a result of a related settlement with MKE and this estimate will be further revised as additional information becomes available. A favorable outcome for Papst in these lawsuits could result in the issuance of an injunction against the Company and its products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, the Company also could be required to pay treble damages and Papst’s attorney’s fees. The litigation could result in significant diversion of time by our technical personnel, as well as substantial expenditures for future legal fees. Accordingly, although the Company cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome favorable to Papst could have a material adverse effect on our business, financial condition and operating results. Management believes that it has valid defenses to the claims of Papst and is defending this matter vigorously.

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment Commitment
      The Company has agreed to invest $200.0 million over the next five years to establish a manufacturing facility in Suzhou, China. As of April 2, 2005, the Company has invested $100.0 million and intends to complete the investment in the remaining three years.

12.	Related Party Transactions
      In the three months ended April 2, 2005 and March 27, 2004, the Company sold an aggregate of approximately $10.7 million and $24.2 million of goods to Solectron Corporation, respectively, and purchased an aggregate of approximately $16.6 million and $8.0 million of goods and services from Solectron, respectively. The Company’s accounts receivable balances for Solectron were $5.3 million and $7.2 million as of April 2, 2005 and December 25, 2004, respectively. The Company’s accounts payable balances for Solectron were $8.1 million and $0.4 million, as of April 2, 2005 and December 25, 2004, respectively. A director of the Company is also the Chief Executive Officer and a director of Solectron.

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
Executive Overview
      Maxtor is a leading supplier of hard disk drives for desktop computers, Intel-based servers and consumer electronics applications. We sell to original equipment manufacturers (“OEMs,”) distributors and retail customers worldwide. We manufacture our products in our factories in Singapore and China. We produce approximately 60% of our required media and purchase the remainder of our components from third party suppliers.
      We estimate that approximately 80% of our revenue will come from our desktop computer products in 2005. Revenue from our One Touch personal storage products and other retail products (“branded products”) are a growing part of our business and we expect these products will represent in the aggregate approximately 6-8% of our revenue in 2005. Hard disk drives for Intel-based servers are expected to represent approximately 12-14% of our revenue in 2005. We recently introduced our next generation server products which have received strong market acceptance. We expect strong demand for our server products at least through the second quarter of 2005. Although our server products were unprofitable during 2004, we expect to have improved gross profit on these products throughout 2005. We expect only modest improvement in gross profit for our desktop products in 2005.
      Maxtor had several challenges in 2004, including product quality issues, an uncompetitive cost structure and high operating expenses. A new management team, appointed at the end of 2004, has identified several opportunities and developed a strategy to address the Company’s business issues. We have made progress on quality improvements on our desktop products and we experienced increased volume at our OEM customers beginning in the fourth quarter of 2004. During 2005, the Company will focus on improving the efficiency of our product roadmap, lowering our cost of goods sold and reducing operating costs. We stopped development on our single-head desktop platform in late 2004 and delayed our planned entry into the 2.5-inch mobile drive market by canceling the product which was scheduled to ship in the first half of 2005. These actions resulted in charges of $4.9 million in the first quarter 2005. We will be funding accelerated development efforts in small form factor products for the emerging handheld consumer markets in 2005, with a goal to have those products available to ship in volume in 2006. We are continuing development efforts on our next generation multi-head desktop products and will be developing a common, scalable architecture for our products. We expect products with this architecture will launch by the end of 2006 and we expect this common architecture will significantly improve our development efficiency and manufacturability of our products. We will also be funding development for our enterprise products and retail products in 2005.
      We are working on achieving cost improvements from our captive media supplier, MMC, and from our two head suppliers. We will be accelerating the move of one- and two-headed drives for desktop computers to our China facility during 2005 and by the end of 2005 we expect two-thirds of our desktop disk drive products will be manufactured in China. We therefore expect to reduce headcount in our Singapore manufacturing facility by up to 5,500 employees over the course of 2005 and early 2006. We expect that approximately 2,500 positions will be reduced by attrition and the remainder by severance. We recorded a $12.3 million charge in the first quarter of 2005 for severance-related expenses from the reduction in force in Singapore, all of which will be cash expenditures over time. The Company anticipates that the cash outflow from this charge will be approximately even over four quarters commencing in the second quarter of 2005. In addition to the severance costs, the Company will also spend approximately $6.0 million in retention bonuses over a two year period, paid out as $1.5 million at the end of one year and $4.5 million at the end of the second year, recorded ratably over those periods. By the end of fiscal 2005 we expect the China operation to deliver a 50% reduction in the labor and overhead per drive or an approximately two percentage point improvement in gross margins of our desktop products. We will be taking further actions to enhance throughput and improve manufacturing efficiencies in 2005. We are also developing plans to relocate the majority of our media production to Asia starting in 2006 which we expect will also lower our manufacturing costs.
      We also took action in the first quarter to reduce headcount in the United States in quality, supplier engineering and SG&A eliminating approximately 125 positions which will take effect throughout 2005. We recorded a charge of $1.9 million associated with this reduction in the first quarter of 2005 and expect further charges over the remainder of the year. We are unable to estimate the balance and timing of additional charges from further headcount reductions at this time, as we are evaluating personnel requirements in certain functions. At the same time, we have decided to incrementally fund our enterprise and retail businesses and accelerate small form factor development efforts, which will result in incremental hiring and investment in those areas. We believe that we can fund these additional activities while keeping the quarterly expenses in the $100 million to $110 million range for the year which would approximate 10.0% to 10.5% of revenues.
      We believe that we have cash and cash equivalents, together with cash generated from operations, sufficient to fund our operations through at least the next twelve months. We expect to maintain capital expenditures at approximately $175 million. We expect severance-related payments in 2005 associated with our restructuring activities unpaid as of April 2, 2005 to be approximately $11.3 million, of which $9.0 million is related to Singapore and $2.3 million is related to the United States. Additionally, we expect facilities-related payments in 2005 associated with our restructuring activities to be approximately $12.9 million. We believe our cash conversion cycle, or the net total of days of sales outstanding plus days of sales in inventory less days of accounts payable outstanding, for 2005 will be zero to negative five days, allowing us to grow revenue with limited impact to our liquidity.
      There are numerous risks to our successful execution of our business plans, including our ability to timely introduce and ramp our new products, transition our manufacturing of desktop products from Singapore to China, achieve manufacturing efficiencies, procure the components we require, specifically heads and media, from our suppliers in the quantities we need to meet demand and at reasonable prices and develop a common architectural platform in the time projected. The Company faces competition, including increased competition in the sale of its products to the near-and mid-line storage market and the consumer electronics markets and expects continuing pressure on average selling prices. See “Certain Factors Affecting Future Performance” for further information concerning risks to our business.
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
      For additional information regarding our critical accounting policies mentioned above, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the fiscal year ended December 25, 2004.

Results of Operations

Net Revenues and Gross Profit

	Three Months Ended

	April 2,	March 27,
	2005	2004	Change

	(In millions)
Total revenues	$1,069.6	$1,019.7	$49.9
Gross profit	$112.4	$155.1	$(42.7)
Net income (loss)	$(24.2)	$8.7	$(32.9)
As a percentage of revenue:
Total revenues	100.0%	100.0%
Gross profit	10.5%	15.2%
Net income (loss)	(2.3)%	0.9%
      Net Revenues. Revenue in the three months ended April 2, 2005 was $1,070 million. This represented an increase of 4.9% when compared to $1,020 million in the corresponding period in fiscal 2004. Total shipments for the three months ended April 2, 2005 were 14.2 million units, which was 0.6 million units or 4.4% higher as compared to the three months ended March 27, 2004. Total units and revenue increased during the three months ended April 2, 2005 as a result of increased shipments of our Maxtor branded and desktop products to distribution and retail customers. Additionally, we experienced increased revenue from sales of our enterprise products to major OEM and distribution customers due to excess demand for these products in the industry that created a favorable pricing environment with stable average selling prices (“ASP”).
      Revenue from sales to OEMs represented 51.3% of revenue in the three months ended April 2, 2005 compared to 55.2% of revenue in the corresponding period in fiscal year 2004. In absolute dollars, sales to OEMs decreased 2.6% during the three months ended April 2, 2005 compared to the corresponding period in 2004. The decrease in revenue both in absolute dollars and as a percentage of revenues was primarily the result of reduced shipments of digital entertainment products at regional OEMs. This reduction was caused by product delays and competitive pricing on lower capacity products. These factors resulted in lost sales opportunities to these customers. This reduction was partially offset by increased revenue from the sales of our enterprise products. This increase was driven by excess demand for these products in the industry that created a favorable pricing environment with stable ASPs.
      Revenue from sales to the distribution channel and retail customers in the three months ended April 2, 2005 represented 48.7% of revenue, compared to 44.8% of revenue, in the corresponding period in fiscal 2004.
      Revenue from sales to the distribution channel in the three months ended April 2, 2005 represented 38.0% of revenue, compared to 38.6% of revenue, in the corresponding period in fiscal 2004. In absolute dollars, sales to the distribution channel increased 3.4%, during the three months ended April 2, 2005. The increase in revenue in absolute dollars was primarily the result of growth in shipments of our desktop products as we experience strong carry over demand from the fourth quarter of fiscal 2004 and stable pricing. Additionally, we experienced growth in revenue from the sales of enterprise products as market demand for these products was in excess of supply.
      Revenue from sales to retail customers in the three months ended April 2, 2005 represented 10.7% of revenue, compared to 6.2% of revenue in the corresponding period in fiscal 2004. In absolute dollars, sales to the retail channel increased 80.0% or $51.0 million, during the three months ended April 2, 2005. The increase in retail sales as a percentage of revenue and in absolute dollars during the three month periods was the result of the growth in sales of our Maxtor branded products driven by continued positive customer acceptance.
      Domestic revenue in the three months ended April 2, 2005 represented 31.1% of total sales compared to 32.0% of total sales in the corresponding period in fiscal year 2004. In absolute dollars, domestic revenue increased 1.9%, during the three months ended April 2, 2005. Domestic revenue includes sales to the United States and Canada. The increase in domestic revenue in absolute dollars during the three months ended

April 2, 2005 was a result of increased shipments of Maxtor branded products to retail customers. Additionally, we experienced increased sales of desktop and enterprise products to distribution customers. This increase was partially offset by reduced shipments of digital entertainment products to regional OEMs and desktop products to major personal computer OEMs.
      International revenue in the three months ended April 2, 2005 represented 68.9% of total sales compared to 68.0% of total sales in the corresponding period in fiscal year 2004. In the three months ended April 2, 2005, international revenue was comprised of 54.6% Europe, Middle East and Africa, 43.8% Asia Pacific and Japan and 1.6% for Latin America and other regions. In the three months ended March 27, 2004, international revenue was comprised of 55.0% Europe, Middle East and Africa, 44.2% Asia Pacific and Japan and 0.8% for Latin America and other regions.
      Sales to Europe, Middle East and Africa in the three months ended April 2, 2005 and March 27, 2004 represented 37.6% and 37.4% of total revenue, respectively. In absolute dollars, sales to Europe, Middle East and Africa increased 5.5% during the three months ended April 2, 2005. The increase in European sales in absolute dollars during the three months ended April 2, 2005 was a result of increased demand for our desktop products with regional OEM customers and growth in sales of our Maxtor branded products. This was partially offset by decreased shipments of desktop products to our major personal computer OEM and digital entertainment customers.
      Sales to Asia Pacific and Japan in the three months ended April 2, 2005 and March 27, 2004 represented 30.2% and 30.1% of total revenue, respectively. In absolute dollars, sales to Asia Pacific and Japan decreased 5.4% during the three months ended April 2, 2005. The decrease in sales to Asia and Japan in absolute dollars during the three months ended April 2, 2005, was the result of reduced sales of our Desktop and Enterprise products to major personal computer OEMs.
      Sales to two customers respectively exceeded 10% of total revenues in the three months ended April 2, 2005. Sales to one customer exceeded 10% of total revenues in the three months ended March 27, 2004.
      Cost of Revenues; Gross Profit. Gross profit decreased to $112.4 million in the three months ended April 2, 2005, compared to $155.1 million for the corresponding three months in fiscal year 2004. This represented an overall decrease in gross profit of $42.7 million. As a percentage of revenue, gross profit decreased to 10.5% in the three months ended April 2, 2005 from 15.2% in the corresponding three months of fiscal year 2004. The decrease in gross profit, both as a percentage of revenue and actual dollars during the three months ended April 2, 2005, was primarily due to the impact of the decline in ASPs of $166.9 million. This decline in ASP was partially offset by the impact of an increase in product capacity mix of $44.2 million, reflecting the shipment of a greater proportion of higher capacity products. These two factors together accounted for a net decline in gross profit of $122.7 million
      We achieved net product cost reductions of $80.0 million to partially offset this decline. These net product cost reductions included materials cost reductions of $74.6 million. Additionally, gross profit was benefited $21.3 million due to our Singapore and China plants operating at greater capacity. These benefits were offset by adverse warranty impact of $29.0 million which was primarily driven by specific claims received from customers for additional warranty costs and increased charges to operations. Other productivity improvements contributed $13.1 million to gross profit.

Operating Expenses

	Three Months Ended

	April 2,	March 27,
	2005	2004	Change

	(In millions)
Research and development	$78.5	$85.1	$(6.6)
Selling, general and administrative	$37.3	$32.5	$4.8
Amortization of intangible assets	$0.2	$20.8	$(20.6)
Restructuring charge	$13.9	$—	$13.9
As a percentage of revenue:
Research and development	7.3%	8.3%
Selling, general and administrative	3.5%	3.2%
Amortization of intangible assets	0.0%	2.0%
Restructuring charge	1.3%	0.0%
      Research and Development. (“R&D”). R&D expense in the three months ended April 2, 2005 was $78.5 million, or 7.3% of revenue compared to $85.1 million, or 8.3% of revenue in the corresponding period in fiscal year 2004. R&D expenses decreased by $6.6 million, or 7.8%, in the three month period ended April 2, 2005 compared to the corresponding period in fiscal year 2004. The decrease in R&D expenses was primarily due to a decrease in compensation and related expenses of $4.6 million associated with reductions in force during 2004, depreciation of $1.8 million, and other expenses of $1.7 million. These decreases were offset by a $1.5 million increase in expensed parts related to product development.
      Selling, General and Administrative (“SG&A”). SG&A expense in the three months ended April 2, 2005 was $37.3 million, or 3.5% of revenue compared to $32.5 million, or 3.2% of revenue in the corresponding period in fiscal year 2004. SG&A expense increased by $4.8 million, or 14.8%, in the three month period ended April 2, 2005 compared to the corresponding period in fiscal year 2004. The increase in SG&A was primarily due to increased spending in compensation and related expense of $2.5 million and a net change in bad debt expense of $2.3 million.
      Restructuring Charge. Restructuring charge in the three months ended April 2, 2005 was $13.9 million, or 1.3% of revenue compared to zero in the corresponding period in fiscal year 2004. During the three months ended April 2, 2005, an adjustment of $(0.3) million was made to the restructuring liability associated with our reduction in force of approximately 377 employees in the United States and Singapore that we had announced in July 2004.
      On March 4, 2005, we determined to proceed with a reduction in force of up to 5,500 employees at our Singapore manufacturing operations. The reduction in force is a result from our previously announced transition of manufacturing for additional desktop products from our Singapore manufacturing operations to China and closure of one of our two plants in Singapore, scheduled to be completed by the first quarter of 2006. We expect that approximately 2,500 positions will be reduced by attrition and the remainder by severance.
      During the three months ended April 2, 2005, we incurred $1.9 million and $12.3 million in severance-related charges associated with our reduction in force of approximately 125 employees in the United States and 5,500 employees in Singapore, respectively. The Company anticipates that the cash outflow from these charges will be approximately even over the four quarters commencing in the second quarter of 2005. In addition to the severance costs, we will also spend approximately $6.0 million in retention bonuses over a two year period, paid out as $1.5 million at the end of one year and $4.5 million at the end of the second year, recorded ratably over those periods. We expect to be substantially completed with the restructuring by the first quarter of 2006.
      Amortization of Intangible Assets. Amortization of other intangible assets represents the amortization of existing technology, arising from our acquisitions of the Quantum HDD business in April 2001 and MMC in September 2001. The net book value of these intangibles at April 2, 2005 was $1.2 million. Amortization of other intangible assets was $0.2 million and $20.8 million for the three months ended April 2, 2005 and March 27, 2004, respectively.
      Amortization of other intangible assets is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on intangible assets to be $0.7 million in the remainder of 2005 and $0.6 million in 2006, at which time the purchased intangible assets will be fully amortized.

Interest Expense, Interest Income and Other Gain (Loss)

	Three Months Ended

	April 2,	March 27,
	2005	2004	Change

	(In millions)
Interest expense	$(8.4)	$(8.9)	$0.5
Interest income	$2.4	$1.3	$1.1
Other gain (loss)	$(0.3)	$—	$(0.3)
As a percentage of revenue:
Interest expense	(0.8)%	(0.9)%
Interest income	0.2%	0.1%
Other gain (loss)	0.0%	0.0%
      Interest Expense. Interest expense was $8.4 million and $8.9 million in the three months ended April 2, 2005 and March 27, 2004, respectively. The decrease was primarily due to a reduction in expense related to the receivable backed borrowings and the amortization of financing fees in March 27, 2004. This was partially offset by interest for the increased borrowing in China.
      Interest Income. Interest income was $2.4 million and $1.3 million for the three months ended April 2, 2005 and March 27, 2004, respectively. The increase resulted primarily from high interest rates during the three months ended April 2, 2005 rates.
      Other Gain (Loss). Other loss was $0.3 million for the three months ended April 2, 2005 as compared to zero in March 27, 2004. The loss was due to the sale of equity investments.

Provision for Income Taxes

	Three Months Ended

	April 2,	March 27,
	2005	2004	Change

	(In millions)
Income (loss) before provision for income taxes	$(23.9)	$9.0	$(32.9)
Provision for income taxes	$0.3	$0.3	$—
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
      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s acquisition of Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the Company’s acquisition of Quantum HDD, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We also agreed to indemnify

Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods prior to our acquisition of Quantum HDD. This indemnity was originally limited to aggregate of $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross up payments (the “Tax Indemnity”). As of April 2, 2005, the Company had paid $8.6 million under this tax indemnity. On December 23, 2004, as a result of certain favorable developments concerning Quantum’s potential liability subject to the Tax Indemnity, the Company and Quantum amended the Tax Sharing and Indemnity Agreement, as part of a Mutual General Release and Global Settlement Agreement. Under the amended terms of the Tax Sharing and Indemnity Agreement, our remaining Tax Indemnity liability is limited to $8.8 million for all tax claims other than the IRS audit of Quantum for the fiscal years ending March 31, 1997 through and including March 31, 1999. We believe that our Tax Indemnity liability for the IRS audit of Quantum for the fiscal years ending March 31, 1997 through and including March 31, 1999, is remote.
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
Liquidity and Capital Resources
      At April 2, 2005, we had $375.6 million in cash and cash equivalents, $15.0 million in restricted cash, $89.2 million in unrestricted marketable securities for a combined total of $479.8 million. In comparison, at December 25, 2004, we had $378.1 million in cash and cash equivalents, $24.6 million in restricted cash and $104.0 million in marketable securities for a combined total of $506.6 million. Cash and cash equivalents balance decreased $2.5 and the combined balance decreased by $26.8 during the quarter ended April 2, 2005 due to activities in the following three areas. We used $0.5 million for operating activities and used $18.2 million for financing activities, partially offset by $16.2 million from investing activities, as discussed below. The significant negative factor affecting our overall liquidity position during the quarter ended April 2, 2005 compared to December 25, 2004 was our net loss.
      Our restricted cash balance decreased $9.5 million due to termination of a guaranty supporting the EDB loan. The remaining amounts are pledged as collateral for certain stand-by letters of credit issued by commercial banks. At April 2, 2005 the Company held cash and marketable securities of approximately $340.0 million in foreign jurisdictions. We estimate that as of such date, repatriation of this amount would have resulted in net tax liability of approximately $6.2 million after utilization of our available net operating losses.
      Cash used in operating activities was $0.5 million in the three months ended April 2, 2005. This was comprised of $24.2 million in net loss, offset by non-cash items of $37.5 million primarily relating to depreciation and amortization and a $13.8 million restructuring charge. Operating capital (defined as accounts receivables, other receivables and inventories less accounts payables) was a use of $37.6 million. Other sources of cash in the three months ended April 2, 2005 included a decrease in prepaid expenses and other assets of $3.8 million primarily due to the sale of an equity investment and accrued and other liabilities of $6.5 million. The increase in accrued and other liabilities was primarily due to a $20.0 million net increase of warranty obligations, primarily offset by $9.1 million decrease in payroll related accruals and $1.4 of accrued expenses and $2.9 million in payment related to our restructuring activities. We expect severance-related payments in 2005 associated with our restructuring activities unpaid as of April 2, 2005 to be approximately $11.3 million, of which $9.0 million is related to Singapore and $2.3 million is related to the United States. Additionally, we expect facilities-related payments in 2005 associated with our restructuring activities to be approximately $12.9 million.
      Cash used by operating capital of $37.6 million during the three months ended April 2, 2005 was a result of the following factors: decline in accounts payable of $47.2 million partially offset by a decrease in accounts receivables and other receivables of $7.2 million and inventory of $2.4 million. Our cash conversion cycle (the net total of days of sales outstanding plus days of sales in inventory less days of accounts payables outstanding) increased from -2 days to 0 days from December 25, 2004 to April 2, 2005, remaining within our target range of 0 days to -5 days.
      Cash used in investing activities was $16.2 million for the three months ended April 2, 2005, primarily reflecting investments in property, plant and equipment of $25.8 million to support the new manufacturing capacity added in 2005. This was offset by sales (net of purchases) of marketable securities of $14.4 million, and an decrease in restricted assets of $27.6 million. During 2005, capital expenditures are expected to aggregate approximately $175 million, primarily used for manufacturing expansion and upgrades, product development and updating our information technology systems.
      Cash used by financing activities was $18.2 million for the three months ended April 2, 2005. Primarily this represented repayment of the EDB loan in full for $27.1 million and $1.1 million in amortization of capital lease obligation. This was partially offset by $10.5 million received upon the issuance of common stock through our employee stock purchase plan and options exercised.
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
Contractual Obligations
      Payments due under known contractual obligations as of April 2, 2005 are reflected in the following table (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years(1)(2)	5 Years(1)(2)

Long-term Debt	$431,474	$68,170	$28,993	$70,000	$264,311
Interest Payments	121,026	23,588	42,870	40,710	13,858
Capital Lease Obligations	4,958	4,299	652	7	—
Interest Payments	135	130	5	—	—
Operating Leases(3)	268,566	34,542	65,453	61,598	106,973
Purchase Obligations(4)	743,450	735,170	8,280	—	—

Total	$1,569,609	$865,899	$146,253	$172,315	$385,142

(1)	Does not include $103 million which may be borrowed under a facility in a U.S.-dollar-denominated loan, to be secured by our facilities in Suzhou, China, drawable until April 2007, and repayable in eight semi-annual installments commencing October 2007; the borrowings under this facility will bear interest at LIBOR plus 50 basis points (subject to adjustment to 60 basis points).

(2)	Does not include $67 million which we are obligated to contribute to our China subsidiary to allow drawdown under the facilities described under footnote (1).

(3)	Includes future minimum annual rental commitments, including amounts accrued as restructuring liabilities as of April 2, 2005.

(4)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. The expected timing of payment of the obligations set forth above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
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
      We have agreed to invest $200 million over the next five years to establish a manufacturing facility in Suzhou, China, and we have secured credit lines with the Bank of China to be used for the construction and working capital requirements of this operation. The remainder of our commitment will be satisfied primarily with the transfer of manufacturing assets from Singapore or from our other manufacturing site. MTS has drawn down $60 million as of April 2, 2005. MTS is required to maintain a maximum liability to assets ratio and a minimum earnings to interest expense ratio, the first ratio to be tested annually commencing in December 2004 and the latter ratio to be tested annually commencing in December 2005. MTS is in compliance with all covenants as of December 25, 2004. We do not expect to draw down any further funding under this facility.
      In September 2003, MPS entered into a second four-year 52 million Singapore dollar loan agreement with the Economic Development Board of Singapore (the “Board”) at 4.25% which is amortized in seven equal semi-annual installments ending December 2007. On March 31, 2005, the Company elected to repay this loan, which had an outstanding balance $27.1 million, in full. As of April 2, 2005, there was no balance outstanding.
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

      On June 24, 2004, we entered into a one-year receivable-backed borrowing arrangement of up to $100.0 million with one financial institution collateralized by all United States and Canadian accounts receivable. In the arrangement we use a special purpose subsidiary to purchase and hold all of our United States and Canadian accounts receivable. This special purpose subsidiary has borrowing authority up to $100.0 million based upon eligible United States and Canadian accounts receivable. The special purpose subsidiary is consolidated for financial reporting purposes. The transactions under the arrangement are accounted for as short term borrowings and remain on our consolidated balance sheet. As of April 2, 2005 we had borrowed $50.0 million under the arrangement (subject to transaction fees); and the interest rate was LIBOR plus 3% and $157.8 million of United States and Canadian receivables were pledged under this arrangement and remain on our consolidated balance sheet. The terms of the facility require compliance with operational covenants and several financial covenants, including requirements to maintain agreed-upon levels of liquidity and for a dilution-to-liquidation ratio, an operating income (loss) before depreciation and amortization to long-term debt ratio and certain other tests relating to the quality and nature of the financed receivables. A violation of these covenants will result in an early amortization event that will cause a prohibition on further payments and distributions to us from the special purpose subsidiary until the facility has been repaid in full. Based on the our experience with collections on receivables we do not believe that repayment would take longer than 30 days. However, early amortization events under the facility generally will not cause an event of default under our convertible senior notes due 2010 and we do not believe that such an event or the lack of borrowing availability under this facility would have a material adverse effect on our liquidity.
      In December 2004, the liquidity covenant and covenant regarding the ratio of operating income (loss) before depreciation and amortization to long-term debt were amended in order to assure compliance based on actual and projected operating results. On February 7, 2005, we reported to the lender that, as of January 31, 2005, it was not in compliance with the financial covenant under the facility setting a maximum amount for the ratio of dilution-to-liquidation of our accounts receivable. The dilution-to-liquidation ratio compares the amount of returns, discounts, credits, offsets, and other reductions to our existing accounts receivable to collections on accounts receivable over specified periods of time. On February 11, 2005, we entered into an agreement with the lender providing that it would temporarily forbear from exercising rights and remedies available to it as a result of the occurrence of the early amortization event under the facility caused by our noncompliance with this covenant as of January 31, 2005. On March 4, 2005, we and the lender entered into a second amendment to the facility documents providing that the lender will permanently forbear from exercising rights and remedies as a result of that early amortization event, and providing for an increase to the permitted maximum level of the dilution-to-liquidation ratio to assure future compliance based on actual and projected operating results. In connection with the second amendment, we and the lender also agreed to increase the annual interest rate under the facility by 0.75%, to LIBOR plus 3.75%, during any period when the dilution-to-liquidation ratio exceeds the pre-amendment level. As a result, we are currently in compliance with all operational and financial covenants under the facility. This facility terminates under its present terms in June 2005. The Company is currently evaluating various alternatives, including extension of the current facility. The Company cannot give assurance that it can replace or extend this facility on terms acceptable to the Company. If Maxtor does not extend this facility, it is required to repay the outstanding balance in its entirety. The Company does not believe that the repayment of the balance owing on the facility would have a material adverse effect on the Company’s liquidity.

CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE
We have a history of significant losses.
      We have a history of significant losses. In the last five fiscal years, we were profitable in only fiscal years 2000 and 2003. For the year ended December 25, 2004, our net loss was $183.4 million and for the quarterly period ended April 2, 2005, our net loss was $24.2 million. As of April 2, 2005, we had an accumulated deficit of $1,819.4 million.

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
      We depend on a limited number of qualified suppliers for components and subassemblies, including recording heads, media and integrated circuits. Currently, we purchase recording heads from two sources, digital signal processors/ controllers from one source and spin/ servo integrated circuits from two sources. We are in the process of developing a two-vendor supply strategy for digital signal processors/ controllers, but we cannot assure you that such a transition would be successful or that the resulting model would be more effective than our current one-vendor model. We purchase approximately 40% of our media from an outside source. If one or more of our suppliers who provide sole or limited source components encounters business difficulties or ceases to sell components to us for any reason, we could have immediate shortages of supply for those components. If we cannot obtain sufficient quantities of high-quality parts when needed, product shipments would be delayed and our business, financial condition and operating results could suffer. We cannot assure you that we will be able to obtain adequate supplies of critical components in a timely and economic manner, or at all.

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
      Some required parts may be periodically in short supply. As a result, we will have to allow for significant ordering lead times for some components. In some cases, shortages of critical components may delay or frustrate our ability to meet customer demand, which could materially and adversely impact our business, results of operations and financial condition. Furthermore, in the event that these suppliers cannot qualify to new leading-edge technology specifications, our ramp up of production for the new products will be delayed, reducing opportunities to lower component and manufacturing costs and lengthening product life cycles. In addition, we may have to pay significant cancellation charges to suppliers if we cancel orders for components because we reduce production due to market oversupply, reduced demand, transition to new products or technologies or for other reasons. We order the majority of our components on a purchase order basis and we have limited long-term volume purchase agreements with only some of our existing suppliers. If we are unable to successfully manage the access to and integration of parts obtained from third party suppliers, our business, financial condition and operating results could suffer.

If we encounter any problems in qualifying our new China manufacturing facility for production with any of our major OEM customers, or we have difficulties with transition of manufacturing to China or a disaster occurs at one of our plants, our business, financial condition and operating results could suffer.
      Our Maxtor-owned facilities in Singapore and China are our only current sources of production for our hard disk drive products. Our division, MMC, manufactures about 60% of our media needs out of its facilities in California. Our new manufacturing facility in China is intended to provide us with a low-cost manufacturing facility. The China facility has begun volume shipments, is ramping production and has been qualified for production by most of our OEM customers. We are planning to transition the manufacturing of more desktop products from Singapore to China during 2005. To successfully expand our China manufacturing operation, we need to recruit and hire a substantial number of employees, including both direct labor and key management personnel in China. Any delay or difficulty in qualifying our China facility’s production of various products with our customers, or any difficulties or delay in recruiting, hiring or training personnel in China, could interfere with the planned ramp in production at the facility, which could harm our business, financial condition and operating results. We are also planning to consolidate our manufacturing in Singapore into one facility by early 2006 and to relocate the majority of our media production to Asia starting in 2006. Any difficulties or delays encountered in these transitions may adversely impact our business. In addition, a tsunami, flood, earthquake, political instability, act of terrorism or other disaster or condition in Singapore or China that adversely affects our facilities or ability to manufacture our hard disk drive products could significantly harm our business, financial condition and operating results.

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
      On June 24, 2004, we entered into a one-year asset-backed credit facility for up to $100 million with one financial institution. The facility uses a special purpose subsidiary to purchase and hold all of our United States and Canadian accounts receivable. This special purpose subsidiary may borrow up to $100 million secured by eligible purchased receivables, and uses such borrowed funds and collections from the receivables to purchase additional receivables from us and to make other permitted distributions to us. This special purpose subsidiary is consolidated for financial reporting purposes, and its resulting liabilities appear on our consolidated balance sheet as short-term debt. The terms of the facility require compliance with operational covenants and several financial covenants, including requirements to maintain agreed-upon levels of liquidity and for a dilution-to-liquidation ratio, an operating income (loss) before depreciation and amortization to long-term debt ratio and certain other tests relating to the quality and nature of the financed receivables. In December 2004, the liquidity covenant and covenant regarding the ratio of operating income (loss) before depreciation and amortization to long-term debt were amended in order to assure compliance based on actual and projected operating results. On February 7, 2005, we reported to the lender that, as of January 31, 2005, we were not in compliance with a financial covenant under the facility setting a maximum amount for the ratio of dilution-to-liquidation of our accounts receivable. The dilution-to-liquidation ratio compares the amount of returns, discounts, credits, offsets, and other reductions to our existing accounts receivable to collections on accounts receivable over specified periods of time. On February 11, 2005, we entered into an agreement with the lender providing that it would temporarily forbear from exercising rights and remedies available to it as a result of the occurrence of the early amortization event under the facility caused by our noncompliance with this covenant as of January 31, 2005. On March 4, 2005, the Company and the lender entered into a second amendment to the facility documents providing that the lender will permanently forbear from exercising rights and remedies as a result of that early amortization event, and providing for an increase to the permitted maximum level of the dilution-to-liquidation ratio. In connection with the second amendment, the Company and the lender also agreed to increase the annual interest rate under the facility by 0.75%, to LIBOR plus 3.75%, during any period when the dilution-to-liquidation ratio exceeds the pre-amendment level. As a result, the Company is currently in compliance with all operational and financial covenants under the facility. A violation of the financial covenants will result in an early amortization event that will cause a prohibition on further payments and distributions to us from the special purpose subsidiary until the facility has been repaid in full. Based on our experience with collections on receivables we do not believe that repayment would take longer than 30 days. However, early amortization events under the facility generally will not cause an event of default under our convertible senior notes due 2010 and we do not believe that such an event or the lack of borrowing availability under this facility would have a material adverse effect on our liquidity. This facility terminates under its present terms in June 2005. The Company is currently evaluating various alternatives, including extension of the current facility. The Company cannot give assurance that it can replace or extend this facility on terms acceptable to the Company. If Maxtor does not extend this facility, it is required to repay the outstanding balance in its entirety. The Company does not believe that the repayment of the balance owing on the facility would have a material adverse effect on the Company’s liquidity.

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
      The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, we cannot assure you we will be able to successfully defend ourselves against this or any other Papst lawsuit. Because the Papst complaints assert claims to an unspecified dollar amount of damages, and because we were at an early stage of discovery when the litigation was stayed, we are unable to determine the possible loss, if any, that we may incur as a result of an adverse judgment or a negotiated settlement with respect to claims against us. We made an estimate of the potential liability which might arise from the Papst claims against Quantum at the time of our acquisition of the Quantum HDD business. We have revised this estimate as a result of a related settlement with MKE and this estimate will be further revised as additional information becomes available. A favorable outcome for Papst in these lawsuits could result in the issuance of an injunction against us and our products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, we also could be required to pay treble damages and Papst’s attorney’s fees. The litigation could result in significant diversion of time by our technical personnel, as well as substantial expenditures for future legal fees. Accordingly, although we cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome favorable to Papst could have a material adverse effect on our business, financial condition and operating results. Management believes that it has valid defenses to the claims of Papst and is defending this matter vigorously.

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
      Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in

February 2005 the Company determined that two purchase accounting entries recorded in connection with the 2001 acquisition of the Quantum HDD business required correction. The first correction related to the fact that at the time of the acquisition, sufficient deferred tax assets were available to offset the $196.5 million deferred tax liability recorded as part of the acquisition and accordingly a reduction in the Company’s deferred tax asset valuation allowance should have been recorded rather than recognition of additional goodwill. The second correction related to the reversal of $13.8 million of a restructuring reserve associated with the acquisition to reflect discounting to present value of liabilities associated with such accrual. These errors were first discovered and brought to the attention of management by PricewaterhouseCoopers LLP in connection with their work on the audit for fiscal 2004. The Company restated its consolidated financial statements for each of the three years in the period ended December 27, 2003 by filing a Form 10-K/A for the year ended December 27, 2003 to correct these errors.
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
      Further, in connection with the preparation of the Company’s interim financial statements for the quarter ended April 2, 2005, the Company’s accounting and finance staff, in reviewing certain complex, non-routine transactions in remediation for the material weakness in internal controls over financial reporting as of December 25, 2004, determined that certain lease accounting entries originally recorded in April 2001 were in error. The Company initially identified two separate adjustments. The first adjustment related to the incorrect determination of the net present value of the lease differential of adverse leases assumed in connection with the Quantum HDD acquisition (the “Adverse Leases”). The second adjustment related to the incorrect application of the straight line expense methodology for lease entered into in April 2001 unrelated to the Quantum acquisition (the “Straight Line Lease”). Upon further analysis, two additional adjustments were identified by the Company’s registered independent public accountants relating to the Adverse Leases. The additional errors relate to the incorrect determination of the fair value of the Adverse Leases assumed and the corresponding impact on lease amortization over the remaining lease term. The liability for the Adverse Leases was overstated, resulting in a corresponding overstatement of goodwill. The reduction of the liability for these Adverse Leases to their fair value at time of acquisition had the effect of increasing the amount of the corresponding rent expense for the Adverse Leases over the remaining lease term. The adjustments were not material to any individual prior year or interim reporting period; however, under relevant Securities and Exchange Commission accounting interpretations, a restatement of the financial statements for such prior periods to correct immaterial misstatements therein is required if the aggregate correcting adjustment related to such errors would be material to the financial statements of the period in which the adjustment was identified. Accordingly, the Company restated its consolidated financial statements for the years ended December 28, 2002, December 27, 2003 and December 25, 2004 and the related financial information for those years as well as for the year ended December 31, 2001 to reflect these corrections, as the adjustment would be material if recorded in the interim financial statements for the quarter ended April 2, 2005.
      The ineffective control over the application of generally accepted accounting principles in relation to complex, non-routine transactions in the financial reporting process could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management has determined that this control deficiency constituted a material weakness as of December 25, 2004. Because of the material weakness described above, management concluded that the Company did not maintain effective internal control over financial reporting as of December 25, 2004, based on criteria in Internal Control — Integrated Framework issued by the COSO. The Company’s management has identified the steps necessary to address the material weakness described above, and has begun to execute remediation plans, as discussed in “Item 4. Controls and Procedures” of this quarterly report on Form 10-Q.

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
      The following table presents the hypothetical changes in fair values in the financial instruments held at April 2, 2005 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The hypothetical changes assume immediate shifts in the U.S. Treasury yield curve of plus or minus 50 basis points (“bps”), 100 bps, and 150 bps.

				Fair Value
				as of
				April 2,
	+150 bps	+100 bps	+50 bps	2005	-50 bps	-100 bps	-150 bps

				($000)
Financial Instruments	$88,365	$88,645	$88,925	$89,205	$89,490	$89,773	$90,063
% Change	(0.94)%	(0.63)%	(0.31)%		0.32%	0.64%	0.96%
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

				Fair Value
				as of
	Valuation of Security Given X%			April 2,	Valuation of Security Given X%
	Decrease in the Security Price			2005	Increase in the Security Price

				($000)
Corporate equity investments	$1,888	$2,832	$3,210	$3,776	$4,342	$4,720	$5,664
% Change	(50)%	(25)%	(15)%		15%	25%	50%

Item 4.	Controls and Procedures
Changes in Internal Control Over Financial Reporting
      As previously disclosed under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended December 25, 2004 filed with Securities and Exchange Commission on March 10, 2005 (“2004 Form 10-K”), management concluded that as of December 25, 2004 the Company did not maintain effective controls over the application of generally accepted accounting principles related to the financial reporting process for complex, non-routine transactions. Further, management concluded that our internal accounting personnel did not, as of December 25, 2004, have sufficient depth, skills and experience in accounting for complex, non-routine transactions in the financial reporting process and there was a lack of review by internal accounting personnel or accounting contractors with appropriate financial reporting expertise of complex, non-routine transactions to ensure they are accounted for in accordance with generally accepted accounting principles. Additionally, we did not, as of December 25, 2004, consistently use outside technical accounting contractors to supplement our internal accounting personnel, and we had insufficient formalized procedures to assure that complex, non-routine transactions received adequate review by internal accounting personnel or outside contractors with technical accounting expertise.
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
      In connection with the preparation of the Company’s interim financial statements for the quarter ended April 2, 2005, the Company’s accounting and finance staff, in reviewing certain complex, non-routine transactions in remediation of the material weakness in internal controls over financial reporting as of December 25, 2004, determined that certain lease accounting entries originally recorded in April 2001 were in error. The Company initially identified two separate adjustments. The first adjustment related to the incorrect determination of the net present value of the lease differential of adverse leases assumed in connection with the Quantum HDD acquisition (the “Adverse Leases”). The second adjustment related to the incorrect application of the straight line expense methodology for a lease entered into in April 2001 unrelated to the Quantum acquisition (the “Straight Line Lease”). Upon further analysis, two additional adjustments were identified by the Company’s independent registered public accountants relating to the Adverse Leases. The additional errors relate to the incorrect determination of the fair value of the Adverse Leases assumed and the corresponding impact on lease amortization expense for the Adverse Leases over the remaining lease term. The adjustments were not material to any individual prior year or interim reporting period; however, a restatement of the financial statements for such prior periods to correct immaterial misstatements therein is required if the aggregate correcting adjustment related to such errors would be material to the financial statements of the period in which the adjustment was identified. Accordingly, the Company restated its consolidated financial statements for the years ended December 28, 2002, December 27, 2003 and December 25, 2004 and the related financial information for those years as well as for the year ended December 31, 2001 to reflect these corrections, as the adjustment would be material if recorded in the interim financial statements for the quarter ended April 2, 2005.
      In the preparation of this Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, in light of the discovery of the errors in connection with the preparation of our interim financial statements for the period ended April 2, 2005 described above, the Company undertook a review of all of our significant lease accounting transactions, as well as all of the significant purchase accounting entries recorded in connection with the acquisition of the Quantum HDD business in April 2001. We also conducted a review of additional significant, complex, non-routine transactions recorded from April 2001 through the period ended April 2, 2005. The accounts reviewed as part of this remediation process were in addition to those reviewed in connection with the Company’s preparation of its Form 10-K/A for the year ended December 27, 2003 filed on February 22, 2005. The Company engaged contractors with technical expertise to supplement its internal review. The Company believes that these corrective actions, taken as a whole, have mitigated the control deficiencies with respect to our preparation of this Quarterly Report on Form 10-Q and that these measures have been effective to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported correctly. In particular, the Company’s management believes that the measures implemented to date provided reasonable assurance that the Company’s financial statements included in this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles.
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
      The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, we cannot assure you we will be able to successfully defend ourselves against this or any other Papst lawsuit. Because the Papst complaints assert claims to an unspecified dollar amount of damages, and because we were at an early stage of discovery when the litigation was stayed, we are unable to determine the possible loss, if any, that we may incur as a result of an adverse judgment or a negotiated settlement with respect to the claims against us. We made an estimate of the potential liabilities, which might arise from the Papst claims against Quantum at the time of our acquisition of the Quantum HDD business. We have revised this estimate as a result of a related settlement with MKE and this estimate will be further revised as additional information becomes available. A favorable outcome for Papst in these lawsuits could result in the issuance of an injunction against us and our products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, we also could be required to pay treble damages and Papst’s attorney’s fees. The litigation could result in significant diversion of time by our technical personnel, as well as substantial expenditures for future legal fees. Accordingly, although we cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome favorable to Papst could have a material adverse effect on our business, financial condition and operating results. Management believes that it has valid defenses to the claims of Papst and is defending this matter vigorously.

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

MAXTOR CORPORATION

By	/s/ DUSTON M. WILLIAMS

Duston M. Williams
Executive Vice President, Finance
and Chief Financial Officer
Date: May 12, 2005

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Amended and Restated Bylaws of Maxtor Corporation, dated February 18, 2005.
10	.1(2)	Second Amendment Agreement to the Receivables Loan and Security Agreement dated March 4, 2005 among Maxtor Receivables LLC, Maxtor Corporation, Merrill Lynch Commercial Finance Corp. and U.S. Bank National Association.
10	.2(3)	Amendment to the Employment Offer Letter dated as of February 7, 2005 from Maxtor Corporation to Dr. C.S. Park.**
10	.3(1)	Amendment to the Employment Offer Letter dated as of February 7, 2005 from Maxtor Corporation to Mr. Michael J. Wingert.**
10	.4(2)	Forbearance Agreement by and among Maxtor Receivables LLC, Maxtor Corporation and Merrill Lynch Commercial Finance Corporation, dated as of February 11, 2005.
10	.5(1)	Employment Offer Letter dated as of February 18, 2005 from Maxtor Corporation to Mr. Kurt Richarz.**
10.6		Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2005.**
10.7		Executive Retention and Severance Plan adopted October 30, 2003, amended and restated effective March 7, 2005, including forms of: (i) Agreement to Participate, (ii) General Release of Claims, and (iii) Restrictive Covenants Agreement.**
10.8		Forms of Agreement to Participate in the Maxtor Corporation Executive Retention and Severance Plan, effective March 14, 2005, by: (i) Dr. C. S. Park; (ii) Michael J. Wingert; (iii) Duston M. Williams; (iv) Fariba Danesh; (v) David Beaver; and (vi) Kurt Richarz.**
10.9		Restricted Stock Unit Plan, as amended and restated through March 7, 2005, including forms of: (i) Standard Form of Award Agreement and (ii) Designation of Beneficiary.**
10.10		Forms of Restated Restricted Stock Unit Award Agreement, effective March 14, 2005, by: (i) Dr. C. S. Park; (ii) Michael J. Wingert; (iii) Duston M. Williams; (iv) Fariba Danesh; (v) David Beaver; and (vi) Kurt Richarz.**
10.11		Form of Nonstatutory Stock Option Agreement under the Maxtor Corporation Amended and Restated 1996 Stock Option Plan.**
31.1		Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract, or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibits of Form 8-K filed February 25, 2005.

(2)	Incorporated by reference to exhibits of Form 10-K filed March 10, 2005.

(3)	Incorporated by reference to exhibits of Form 8-K filed February 11, 2005.