Form 10-Q/A
period 2004-06-26
MAXTOR CORP
filed 2005-06-09
CIK 711039

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

MAXTOR CORPORATION
FORM 10-Q/A
June 26, 2004

EXPLANATORY NOTE
      Maxtor Corporation (“Maxtor” or “the Company”) is filing this amendment to its report on Form 10-Q/A for the quarter ended June 26, 2004 (this “Amendment”) to reflect the restatement of its Consolidated Financial Statements for the three and six months ended June 28, 2003 and June 26, 2004 as described below.
      In February 2005, the Company determined that two purchase accounting entries recorded in connection with the 2001 acquisition of the Quantum HDD business required correction. The first correction related to the fact that at the time of the acquisition, sufficient deferred tax assets were available to offset the $196.5 million deferred tax liability recorded as part of the acquisition and accordingly a reduction in the Company’s deferred tax asset valuation allowance should have been recorded rather than recognition of additional goodwill. The second correction related to the reversal of $13.8 million of a restructuring reserve associated with the acquisition to reflect discounting to present value of liabilities associated with such accrual. The Company restated its consolidated financial statements for each of the three years in the period ended December 27, 2003 by filing a Form 10-K/ A for the year ended December 27, 2003. This Form 10-Q/ A for the quarter ended June 26, 2004 restates Maxtor’s financial statements for the three and six months ended June 28, 2003 and June 26, 2004 and the related financial information for those periods to reflect these corrections.
      In connection with the preparation of the Company’s interim financial statements for the quarter ended April 2, 2005, the Company’s accounting and finance staff, in reviewing certain complex, non-routine transactions in remediation of the material weakness in internal controls over financial reporting as of December 25, 2004, determined that certain lease accounting entries originally recorded in April 2001 were in error. The Company initially identified two separate adjustments. The first adjustment related to the incorrect determination of the fair value of the adverse lease obligations of certain leases assumed in connection with the Quantum HDD acquisition (the “Adverse Leases”). The second adjustment related to the incorrect application of the straight line expense methodology for a lease entered into in April 2001 unrelated to the Quantum acquisition (the “Straight Line Lease”). Upon further analysis, two additional adjustments were identified by the Company’s independent registered public accountants relating to the Adverse Leases. The additional errors relate to the incorrect determination of the fair value of the Adverse Leases assumed and the corresponding impact on lease amortization over the remaining lease term. The liability for the Adverse Leases was overstated, resulting in a corresponding overstatement of goodwill. The reduction of the liability for these Adverse Leases to their fair value at time of acquisition had the effect of increasing the amount of the corresponding rent expense for the Adverse Leases over the remaining lease term.
      As a result of these errors, the Company’s net income was overstated by $1.8 million in fiscal 2001, $1.9 million in fiscal 2002, $1.6 million in fiscal 2003 and $1.5 million in fiscal 2004, and other liabilities was overstated by $4.9 million in fiscal 2001, $3.0 million in fiscal 2002, $1.4 million in fiscal 2003 and understated by $0.1 million in fiscal 2004. The impact of the adjustments at December 25, 2004 is a $6.8 million cumulative reduction in accumulated deficit and equity, a $6.7 million reduction in goodwill and a $0.1 million increase in other liabilities. The adjustments are not material to any individual prior year or interim reporting period; however, a restatement of the financial statements for such prior periods to correct immaterial misstatements therein is required if the aggregate correcting adjustment related to such errors would be material to the financial statements of the period in which the adjustment was identified. Accordingly, this Form  10-Q/ A for the quarter ended June 26, 2004 also restates Maxtor’s financial statements for the three and six months ended June 28, 2003 and June 26, 2004 and the related financial information for those periods to reflect these corrections, as the adjustment would be material if recorded in the interim financial statements for the quarter ended April 2, 2005.

      A discussion of the restatement is set forth in Note 2 to the Consolidated Financial Statements included in this Amendment. Changes also have been made to the following items in this Amendment as a result of the restatement:
      Part I

•	Item 1. Condensed Consolidated Financial Statements (Unaudited)

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4. Controls and Procedures
      Part II

•	Item 6. Exhibits and Reports on Form 8-K
      This Amendment does not reflect events that have occurred after the August 4, 2004 filing date of the report on Form 10-Q that was originally filed, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the corrections described above. Information with respect to those events has been or will be set forth, as appropriate, in the Company’s subsequent periodic filings, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
MAXTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 26,	December 27,
	2004	2003

	Restated
	(Unaudited)
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$387,667	$530,816
Restricted cash	23,460	37,154
Marketable securities	63,674	44,543
Restricted marketable securities	41,686	42,337
Accounts receivable, net of allowance of doubtful accounts of $10,095 at June 26, 2004 and $11,220 at December 27, 2003	372,145	540,943
Other receivables	39,232	37,964
Inventories	259,339	218,011
Prepaid expenses and other	37,174	38,301

Total current assets	1,224,377	1,490,069
Property, plant and equipment, net	367,668	342,679
Goodwill	628,463	628,463
Other intangible assets, net	35,730	61,619
Other assets	34,348	13,908

Total assets	$2,290,586	$2,536,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$72,976	$77,037
Accounts payable	620,669	730,056
Accrued and other liabilities	313,676	445,576
Liabilities of discontinued operations	692	1,487

Total current liabilities	1,008,013	1,254,156
Long-term debt, net of current portion	371,405	355,809
Other liabilities	173,643	180,088

Total liabilities	1,553,061	1,790,053
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 260,818,982 shares issued and 247,573,244 shares outstanding at June 26, 2004 and 259,246,819 shares issued and 246,001,081 shares outstanding at December 27, 2003	2,608	2,592
Additional paid-in capital	2,421,051	2,410,082
Deferred stock-based compensation	—	(110)
Accumulated deficit	(1,629,465)	(1,611,744)
Cumulative other comprehensive income	8,270	10,804
Treasury stock (13,245,738 shares) at cost	(64,939)	(64,939)

Total stockholders’ equity	737,525	746,685

Total liabilities and stockholders’ equity	$2,290,586	$2,536,738

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

	Restated	Restated	Restated	Restated
	(Unaudited)		(Unaudited)
	(In thousands, except share and per share amounts)
Net revenues	$818,254	$910,903	$1,837,942	$1,849,792
Cost of revenues	744,468	761,657	1,609,093	1,528,699

Gross profit	73,786	149,246	228,849	321,093
Operating expenses:
Research and development	81,191	84,752	166,294	171,777
Selling, general and administrative	32,383	30,967	64,897	62,899
Amortization of intangible assets	5,053	20,562	25,889	41,124

Total operating expenses	118,627	136,281	257,080	275,800

Income (loss) from operations	(44,841)	12,965	(28,231)	45,293
Interest expense	(7,141)	(8,126)	(16,073)	(13,703)
Interest income	1,082	1,423	2,370	2,631
Income from litigation settlement	24,750	—	24,750	—
Other gain	16	36	54	243

Income (loss) before income taxes	(26,134)	6,298	(17,130)	34,464
Provision for income taxes	317	437	591	1,714

Net income (loss)	$(26,451)	$5,861	$(17,721)	$32,750

Net income (loss) per share — basic	$(0.11)	$0.02	$(0.07)	$0.14
Net income (loss) per share — diluted	$(0.11)	$0.02	$(0.07)	$0.13
Shares used in per share calculation — basic	247,367,176	241,120,075	246,981,817	242,382,530
— diluted	247,367,176	245,259,831	246,981,817	245,999,915
See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 26,	June 28,
	2004	2003

	Restated	Restated
	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(17,721)	$32,750
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	69,464	83,130
Amortization of intangible assets	25,889	41,124
Stock-based compensation expense	182	511
Loss on sale of property, plant and equipment and other assets	460	2,555
Gain on retirement of bond	—	(111)
Change in assets and liabilities:
Accounts receivable	168,798	(209,610)
Other receivables	(1,268)	136,474
Inventories	(41,328)	(57,085)
Prepaid expenses and other assets	1,131	(8,866)
Accounts payable	(110,988)	1,574
Accrued and other liabilities	(138,345)	(21,349)

Net cash provided by (used in) operating activities from continuing operations	(43,726)	1,097
Net cash flow used in discontinued operations	(795)	(6,140)

Net cash used in operating activities	(44,521)	(5,043)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	736	274
Purchase of property, plant and equipment	(94,048)	(39,290)
Decrease (Increase) in restricted cash	(7,882)	1,727
Proceeds from sale of marketable securities	25,892	28,761
Purchase of marketable securities	(45,522)	(29,493)

Net cash used in investing activities	(120,824)	(38,021)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, including short-term borrowings	24,655	223,858
Principal payments of debt including short-term borrowings	(4,401)	(5,327)
Principal payments under capital lease obligations	(8,719)	(14,004)
Purchase of treasury shares at cost	—	(44,939)
Net proceeds from receivable-backed borrowing	49,748	47,908
Payment of receivable-backed borrowing	(50,000)	—
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	10,913	13,108

Net cash provided by financing activities	22,196	220,604

Net change in cash and cash equivalents	(143,149)	177,540
Cash and cash equivalents at beginning of period	530,816	306,444

Cash and cash equivalents at end of period	$387,667	$483,984

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$14,225	$10,550
Income taxes	$2,807	$993
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$7,469	$4,999
Retirement of debt in exchange for bond redemption	$5,000	$5,000
Change in unrealized gain (loss) on investments	$(2,534)	$12,801
Purchase of property, plant and equipment financed by capital lease obligations	$—	$5,526
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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following pro forma net income (loss) information for Maxtor’s stock options and employee stock purchase plan has been prepared following the provisions of SFAS 123 (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

	Restated(1)	Restated(1)	Restated(1)	Restated(1)
Net income (loss) applicable to common stockholders, as reported	$(26,451)	$5,861	$(17,721)	$32,750
Add: Stock-based employee compensation expense included in reported net income (loss)	38	256	182	511
Deduct: Total stock-based compensation expense determined under fair value method for all awards	4,392	5,590	9,895	11,358

Pro forma net income (loss)	$(30,805)	$527	$(27,434)	$21,903

Net income (loss) per share
As reported — basic	$(0.11)	$0.02	$(0.07)	$0.14
Pro forma — basic	$(0.12)	$0.00	$(0.11)	$0.09
As reported — diluted	$(0.11)	$0.02	$(0.07)	$0.13
Pro forma — diluted	$(0.12)	$0.00	$(0.11)	$0.09

(1)	For additional information regarding the restatement, see note 2 of the Notes to Condensed Consolidated Financial Statements.
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
      In February 2005, the Company determined that two purchase accounting entries recorded in connection with the 2001 acquisition of the Quantum HDD business required correction. The first correction related to the fact that at the time of the acquisition, sufficient deferred tax assets were available to offset the $196.5 million deferred tax liability recorded as part of the acquisition and accordingly a reduction in the Company’s deferred tax asset valuation allowance should have been recorded rather than recognition of additional goodwill. The second correction related to the reversal of $13.8 million of a restructuring reserve associated with the acquisition to reflect discounting to present value of liabilities associated with such accrual. The Company restated its consolidated financial statements for each of the three years in the period ended December 27, 2003 by filing a Form 10-K/ A for the year ended December 27, 2003. This Form 10-Q/ A for the quarter ended June 26, 2004 restates Maxtor’s financial statements for the three and six months ended June 28, 2003 and June 26, 2004 and the related financial information for those periods to reflect these corrections.
      In connection with the preparation of the Company’s interim financial statements for the quarter ended April 2, 2005, the Company’s accounting and finance staff, in reviewing certain complex, non-routine transactions in remediation of the material weakness in internal controls over financial reporting as of December 25, 2004, determined that certain lease accounting entries originally recorded in April 2001 were in error. The Company initially identified two separate adjustments. The first adjustment related to the incorrect determination of the fair value of the adverse lease obligations of certain leases assumed in connection with the Quantum HDD acquisition (the “Adverse Leases”). The second adjustment related to the incorrect application of the straight line expense methodology for a lease entered into in April 2001 unrelated to the Quantum acquisition (the “Straight Line Lease”). Upon further analysis, two additional adjustments were identified relating to the Adverse Leases. The additional errors relate to the incorrect determination of the fair value of the Adverse Leases assumed and the corresponding impact on lease amortization over the remaining Lease term. The liability for the Adverse Leases was overstated, resulting in a corresponding overstatement of goodwill. The reduction of these Adverse Leases to their fair value at time of acquisition had the effect of increasing the amount of the straight line lease amortization for the Adverse Leases over the remaining lease term.
      As a result of these errors, the Company’s net income was overstated by $1.8 million in fiscal 2001, $1.9 million in fiscal 2002, $1.6 million in fiscal 2003 and $1.5 million in fiscal 2004, and other liabilities was overstated by $4.9 million in fiscal 2001, $3.0 million in fiscal 2002, $1.4 million in fiscal 2003 and understated by $0.1 million in fiscal 2004. The impact of the adjustments at December 25, 2004 is a $6.8 million cumulative reduction in accumulated deficit and equity, a $6.7 million reduction in goodwill and a $0.1 million increase in other liabilities. The adjustments are not material to any individual prior year or interim reporting period; however, a restatement of the financial statements for such prior periods to correct immaterial misstatements therein is required if the aggregate correcting adjustment related to such errors would be material to the financial statements of the period in which the adjustment was identified. Accordingly, this Form  10-Q/ A for the quarter ended June 26, 2004 also restates Maxtor’s financial statements for the three and six months ended June 28, 2003 and June 26, 2004 and the related financial information for those periods

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to reflect these corrections, as the adjustment would be material if recorded in the interim financial statements for the quarter ended April 2, 2005.
      The following table shows the effect of the restatement (In thousands, except per share amounts):

	As of June 26, 2004

Changes to Condensed Consolidated Balance Sheet	As Reported	As Restated

Goodwill	$813,951	$628,463
Accrued and other liabilities	322,451	313,676
Deferred taxes	196,455	—
Other liabilities	179,291	173,643
Accumulated deficit	$(1,654,855)	$(1,629,465)

	Three Months Ended		Six Months Ended
	as of June 26, 2004		as of June 26, 2004

Changes to Condensed Consolidated Statements of Operations	As Reported	As Restated	As Reported	As Restated

Research and development	$80,615	$81,191	$165,385	$166,294
Interest expense	(7,364)	(7,141)	(16,196)	(16,073)
Net loss	$(26,098)	$(26,451)	$(16,935)	$(17,721)

	Three Months Ended		Six Months Ended
	as of June 28, 2003		as of June 28, 2003

Changes to Condensed Consolidated Statements of Operations	As Reported	As Restated	As Reported	As Restated

Research and development	$84,218	$84,752	$170,879	$171,777
Interest expense	(8,325)	(8,126)	(13,747)	(13,703)
Net income	$6,196	$5,861	$33,604	$32,750
Net income per share — basic	$0.03	$0.02
Net income per share — diluted	$0.03	$0.02	$0.14	$0.13

3.	Supplemental Financial Data

	June 26,	December 27,
	2004	2003

	(In thousands)
Inventories:
Raw materials	$65,627	$56,132
Work-in-process	41,486	44,650
Finished goods	152,226	117,229

	$259,339	$218,011

Prepaid expenses and other:
Investments in marketable equity securities, at fair value	$13,649	$15,536
Prepaid expenses and other	23,525	22,765

	$37,174	$38,301

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 26,	December 27,
	2004	2003

	(In thousands)
Property, plant and equipment, at cost:
Buildings	$166,202	$152,381
Machinery and equipment	639,965	608,735
Software	82,164	79,682
Furniture and fixtures	26,480	26,583
Leasehold improvements	87,333	86,430

	$1,002,144	$953,811
Less accumulated depreciation and amortization	(634,476)	(611,132)

Net property, plant and equipment	$367,668	$342,679

Accrued and other liabilities:
Income taxes payable	$21,830	$23,763
Accrued payroll and payroll-related expenses	55,994	132,967
Accrued warranty	179,612	209,426
Restructuring liabilities, short-term	9,303	9,096
Accrued expenses (Restated)(1)	47,629	71,811

	$314,368	$447,063

Other liabilities:
Tax indemnification liability	$134,025	$135,559
Restructuring liabilities, long-term	38,951	29,727
Other (Restated)(1)	667	14,802

	$173,643	$180,088

(1)	For additional information regarding the restatement, see note 2 of the Notes to Condensed Consolidated Financial Statements.
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
      The Company ceased amortizing goodwill totaling $660.5 million as of the adoption date, including $31.1 million, net of accumulated amortization, of acquired workforce intangibles previously classified as purchased intangible assets. Subsequent to the decision to shut down the manufacture and sales of NSG

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
products, the Company wrote off goodwill related to the NSG operations of $32.0 million. As of June 26, 2004, goodwill amounted to $628.5 million.
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

		June 26, 2004			December 27, 2003

		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net

	(Years)
		(In thousands)			(In thousands)
Goodwill (Restated)(1)	—	$628,463	$—	$628,463	$628,463	$—	$628,463

Quantum HDD
Existing Technology
Core technology	5	$96,700	$(62,855)	$33,845	$96,700	$(53,185)	$43,515
Consumer electronics	3	8,900	(8,900)	—	8,900	(8,158)	742
High-end	3	75,500	(75,500)	—	75,500	(69,208)	6,292
Desktop	3	105,000	(105,000)	—	105,000	(96,250)	8,750

MMC Technology
Existing technology	5	4,350	(2,465)	1,885	4,350	(2,030)	2,320

Total other intangible assets		$290,450	$(254,720)	$35,730	$290,450	$(228,831)	$61,619

(1)	For additional information regarding the restatement, see note 2 of the Notes to Condensed Consolidated Financial Statements.
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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the activity related to the merger-related restructuring costs as of June 26, 2004:

		Severance
	Facility	and	Other
	Costs	Benefits	Costs	Total

	Restated(1)			Restated(1)
		(In millions)
Provision at April 2, 2001	$45.3	$29.2	$12.7	$87.2
Amounts paid	(0.9)	(15.5)	(12.7)	(29.1)

Balance at December 29, 2001	44.4	13.7	—	58.1
Amounts paid	(4.5)	(13.7)	—	(18.2)

Balance at December 28, 2002	39.9	—	—	39.9
Amounts paid	(8.5)	—	—	(8.5)

Balance at December 27, 2003	31.4	—	—	31.4
Amounts paid	(1.9)	—	—	(1.9)

Balance at March 27, 2004	29.5	—	—	29.5
Amounts paid	(1.8)	—	—	(1.8)

Balance at June 26, 2004	$27.7	$—	$—	$27.7

(1)	For additional information regarding the restatement, see note 2 of the Notes to Condensed Consolidated Financial Statements.
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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Net Income (Loss) Per Share
      In accordance with the disclosure requirements of Statements of Financial Accounting Standards No. 128, “Earnings per Share” a reconciliation of the numerator and denominator of the basic and diluted net loss per share calculations is provided as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

	Restated(1)	Restated(1)	Restated(1)	Restated(1)
Numerator — Basic and Diluted
Net income (loss)	$(26,451)	$5,861	$(17,721)	$32,750

Net income (loss) available to common stockholders	$(26,451)	$5,861	$(17,721)	$32,750

Denominator
Basic weighted average common shares outstanding	247,367,176	241,120,075	246,981,817	242,382,530
Effect of dilutive securities:
Common stock options	—	4,043,577	—	3,521,206
Restricted shares subject to repurchase	—	96,179	—	96,179

Diluted weighted average common shares	247,367,176	245,259,831	246,981,817	245,999,915

Net income (loss) per share — basic	$(0.11)	$0.02	$(0.07)	$0.14
Net income (loss) per share — diluted	$(0.11)	$0.02	$(0.07)	$0.13

(1)	For additional information regarding the restatement, see note 2 of the Notes to Condensed Consolidated Financial Statements.
      As-if convertible shares and interest expense related to the 6.8% convertible senior notes due 2010 were excluded from the calculation, as the effect was anti-dilutive. The following number of common stock options and as-if converted shares were excluded from the computation of diluted net income per share as the effect was anti-dilutive:

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

Common stock options	26,988,243	13,825,057	26,988,243	13,825,057
Restricted shares subject to repurchase	75,000	—	75,000	—
As-if converted shares related to 6.8% Convertible Senior Notes due 2010 issued on May 7, 2003	18,756,362	18,756,362	18,756,362	18,756,362

11.	Comprehensive Income (Loss)
      Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Cumulative other comprehensive income (loss), as presented in the accompanying

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated balance sheets, consists of the net unrealized gains (losses) on available-for-sale securities, net of tax, if any.
      Total comprehensive income for the three months and six months ended June 26, 2004 and June 28, 2003, is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

	Restated(1)	Restated(1)	Restated(1)	Restated(1)
Net income (loss)	$(26,451)	$5,861	$(17,721)	$32,750
Unrealized gain (loss) on investments in securities	(1,636)	11,118	(2,501)	12,917
Less: reclassification adjustment for gain included in net income (loss)	1	28	33	116

Comprehensive income (loss)	$(28,088)	$16,951	$(20,255)	$45,551

(1)	For additional information regarding the restatement, see note 2 of the Notes to Condensed Consolidated Financial Statements.

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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
three and six months ended June 26, 2004 and June 28, 2003, respectively, is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

United States	$282,506	$304,469	$601,153	$608,438
Asia Pacific and Japan	270,295	288,434	577,132	571,761
Europe, Middle East and Africa	246,401	298,424	627,635	629,017
Latin America and other	19,052	19,576	32,022	40,576

Total	$818,254	$910,903	$1,837,942	$1,849,792

      Long-lived asset information by geographic area as of June 26, 2004 and December 27, 2003 is presented in the following table (in thousands):

	June 26,	December 27,
	2004	2003

	Restated(1)	Restated(1)
United States	$896,022	$916,401
Asia Pacific and Japan	169,403	129,380
Europe, Middle East and Africa	573	731
Latin America and other	211	157

Total	$1,066,209	$1,046,669

(1)	For additional information regarding the restatement, see note 2 of the Notes to Condensed Consolidated Financial Statements.
      Long-lived assets located within the United States consist primarily of goodwill and other intangible assets. Goodwill and other intangible assets within the United States amounted to $664.2 million and $690.1 million as of June 26, 2004 and December 27, 2003, respectively. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore and China.

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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

14.	Litigation Settlement
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

15.	Related Party Transaction
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

16.	Subsequent Event
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
Restatement
      In February 2005, the Company determined that two purchase accounting entries recorded in connection with the 2001 acquisition of the Quantum HDD business required correction. The first correction related to the fact that at the time of the acquisition, sufficient deferred tax assets were available to offset the $196.5 million deferred tax liability recorded as part of the acquisition and accordingly a reduction in the Company’s deferred tax asset valuation allowance should have been recorded rather than recognition of additional goodwill. The second correction related to the reversal of $13.8 million of a restructuring reserve associated with the acquisition to reflect discounting to present value of liabilities associated with such accrual. The Company restated its consolidated financial statements for each of the three years in the period ended December 27, 2003 by filing a Form 10-K/ A for the year ended December 27, 2003. This Form 10-Q/ A for the quarter ended June 26, 2004 restates Maxtor’s financial statements for the three and six months ended June 28, 2003 and June 26, 2004 and the related financial information for those periods to reflect these corrections.
      In connection with the preparation of the Company’s interim financial statements for the quarter ended April 2, 2005, the Company’s accounting and finance staff, in reviewing certain complex, non-routine transactions in remediation of the material weakness in internal controls over financial reporting as of December 25, 2004, determined that certain lease accounting entries originally recorded in April 2001 were in error. The Company initially identified two separate adjustments. The first adjustment related to the incorrect determination of the fair value of the adverse lease obligations of certain leases assumed in connection with the Quantum HDD acquisition (the “Adverse Leases”). The second adjustment related to the incorrect application of the straight line expense methodology for a lease entered into in April 2001 unrelated to the Quantum acquisition (the “Straight Line Lease”). Upon further analysis, two additional adjustments were identified by the Company’s independent registered public accountants relating to the Adverse Leases. The additional errors relate to the incorrect determination of the fair value of the Adverse Leases assumed and the corresponding impact on lease amortization over the remaining lease term. The liability for the Adverse Leases was overstated, resulting in a corresponding overstatement of goodwill. The reduction of the liability for these Adverse Leases to their fair value at time of acquisition had the effect of increasing the amount of the corresponding rent expense for the Adverse Leases over the remaining lease term.

      As a result of these errors, the Company’s net income was overstated by $1.8 million in fiscal 2001, $1.9 million in fiscal 2002, $1.6 million in fiscal 2003 and $1.5 million in fiscal 2004, and other liabilities was overstated by $4.9 million in fiscal 2001, $3.0 million in fiscal 2002, $1.4 million in fiscal 2003 and understated by $0.1 million in fiscal 2004. The impact of the adjustments at December 25, 2004 is a $6.8 million cumulative reduction in accumulated deficit and equity, a $6.7 million reduction in goodwill and a $0.1 million increase in other liabilities. The adjustments are not material to any individual prior year or interim reporting period; however, a restatement of the financial statements for such prior periods to correct immaterial misstatements therein is required if the aggregate correcting adjustment related to such errors would be material to the financial statements of the period in which the adjustment was identified. Accordingly, this Form  10-Q/ A for the quarter ended June 26, 2004 also restates Maxtor’s financial statements for the three and six months ended June 28, 2003 and June 26, 2004 and the related financial information for those periods to reflect these corrections, as the adjustment would be material if recorded in the interim financial statements for the quarter ended April 2, 2005.
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
      On April 2, 2001, we acquired Quantum Corporation’s Hard Disk Drive Group (“Quantum HDD”). The primary reason for our acquisition of Quantum HDD was to create a stronger, more competitive company, with enhanced prospects for continued viability in the storage industry. For additional information regarding the Quantum HDD acquisition, see note 7 of the Notes to Condensed Consolidated Financial Statements.
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
      On August 15, 2002, we announced our decision to shut down our Network Systems Group (“NSG”) and cease the manufacturing and sale of our MaxAttachtmbranded network attached storage products. We worked with NSG customers for an orderly wind down of the business. The network attached storage market had fragmented since our entrance in 1999, with one segment of the NAS market becoming more commoditized and the other segment placing us in competition with some of our hard disk drive customers. The shut down of the operations of our NSG business allowed us to focus on our core hard disk drive market and further reduce expenses. The NSG business was accounted for as a discontinued operation and therefore, results of operations and cash flows have been removed from our results of continuing operations for all periods presented in this report. For additional information regarding the NSG discontinued operations, see note 8 of the Notes to Condensed Consolidated Financial Statements.
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
Results of Operations

Revenues and Gross Profit

	Three Months Ended			Six Months Ended

	June 26,	June 28,		June 26,	June 28,
	2004	2003	Change	2004	2003	Change

	(In millions)			(In millions)
Total revenues	$818.3	$910.9	$(92.6)	$1,837.9	$1,849.8	$(11.9)
Gross profit	$73.8	$149.2	$(75.4)	$228.8	$321.1	$(92.3)
Net income (loss) (Restated)(1)	$(26.5)	$5.9	$(32.4)	$(17.7)	$32.8	$(50.5)
As a percentage of revenue:
Total revenues	100.0%	100.0%		100.0%	100.0%
Gross profit	9.0%	16.4%		12.4%	17.4%
Net income (loss) (Restated)(1)	(3.2)%	0.6%		(1.0)%	1.8%

(1)	For additional information regarding the restatement, see note 2 of the Notes to Condensed Consolidated Financial Statements.
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
Operating Expenses

	Three Months Ended			Six Months Ended

	June 26,	June 28,		June 26,	June 28,
	2004	2003	Change	2004	2003	Change

	(In millions)			(In millions)
Research and development (Restated)(1)	$81.2	$84.8	$(3.6)	$166.3	$171.8	$(5.5)
Selling, general and administrative	$32.4	$31.0	$1.4	$64.9	$62.9	$2.0
Amortization of intangible assets	$5.1	$20.6	$(15.5)	$25.9	$41.1	$(15.2)
As a percentage of revenue:
Research and development (Restated)(1)	9.9%	9.3%		9.0%	9.3%
Selling, general and administrative	4.0%	3.4%		3.5%	3.4%
Amortization of intangible assets	0.6%	2.3%		1.4%	2.2%

(1)	For additional information regarding the restatement, see note 2 of the Notes to Condensed Consolidated Financial Statements.

Research and Development (“R&D”)
      R&D expense in the three and six months ended June 26, 2004 was $81.2 million, or 9.9% of revenue and $166.3 million, or 9.0% of revenue compared to $84.8 million, or 9.3% of revenue and $171.8 million and 9.3% of revenue, respectively, in the corresponding periods in fiscal year 2003. R&D expenses decreased by $3.6 million, or 4.3%, in the three month period ended June 26, 2004 compared to the corresponding period in fiscal year 2003. The decrease in R&D expenses was primarily due to decreases in compensation of $5.6 million and in depreciation and equipment expense of $1.9 million. These decreases were offset by a $3.9 million increase in expensed parts due to a change in the number of products in development. R&D expenses decreased by $5.5 million, or 3.2%, in the six month period ended June 26, 2004 compared to the corresponding period in fiscal year 2003. The decrease in R&D expenses was primarily due to decreases in compensation of $8.1 million, and $4.0 million in depreciation, our facilities and information technology departments, and services. These decreases were offset by a $6.6 million increase in expensed parts due to a change in the number of products in development.

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

Interest Expense, Interest Income and Other Gain

	Three Months Ended			Six Months Ended

	June 26,	June 28,		June 26,	June 28,
	2004	2003	Change	2004	2003	Change

	(In millions)			(In millions)
Interest expense (Restated)(1)	$(7.1)	$(8.1)	$(1.0)	$(16.1)	$(13.7)	$2.4
Interest income	$1.0	$1.5	$(0.5)	$2.4	$2.6	$(0.2)
Income from litigation settlement	$24.8	$—	$24.8	$24.8	$—	$24.8
Other gain	$—	$—	$—	$—	$0.2	$(0.2)
As a percentage of revenue:
Interest expense (Restated(1)	0.9%	0.9%		0.9%	0.7%
Interest income	0.1%	0.2%		0.1%	0.2%
Income from settlement	3.0%	0.0%		1.3%	0.0%
Other gain	0.0%	0.0%		0.0%	0.1%

(1)	For additional information regarding the restatement, see note 2 of the Notes to Condensed Consolidated Financial Statements.

Interest Expense
      Interest expense decreased $1.0 million in the three months and increased $2.4 million in the six months ended June 26, 2004 as compared to the corresponding periods in fiscal year 2003. The decrease in the three months ended June 26, 2004 was due to reduction in debt balance for the quarter as compared to the corresponding quarter in 2003. The increase in the six months ended June 26, 2004 was primarily due to higher average debt balance over the six month period as compared to the corresponding period in 2003.

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

Provision for Income Taxes

	Three Months Ended			Six Months Ended

	June 26,	June 28,		June 26,	June 28,
	2004	2003	Change	2004	2003	Change

	(In millions)			(In millions)
Income (loss) before provision for income taxes (Restated)(1)	$(26.1)	$6.3	$(32.4)	$(17.1)	$34.5	$(51.6)
Provision for income taxes	$0.3	$0.4	$(0.1)	$0.6	$1.7	$(1.1)

(1)	For additional information regarding the restatement, see note 2 of the Notes to Condensed Consolidated Financial Statements.
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
      Cash used in operating activities was $44.5 million in the six months ended June 26, 2004. This comprised $17.7 million in net loss plus non-cash items of $96.0 million primarily relating to depreciation and amortization, a decrease in operating capital (defined as accounts receivables, other receivables and inventories less accounts payables) of $15.2 million and prepaid expenses and other assets of $1.1 million, partially offset by a decrease in accrued and other liabilities of $138.3 million and cash used in discontinued operations of $0.8 million. The change in accrued and other liabilities was primarily due to a $77.0 million payment of compensation accruals, $29.8 million net settlement of warranty, $9.4 million payments of sundry taxes, and $13.8 million other accrued expenses and $7.2 million in facility accrual payments.
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

				Fair Value
	Valuation of Security			as of	Valuation of Security
	Given X% Decrease in the			June 26,	Given X% Increase in the
	Security Price			2004	Security Price

				($000)
Corporate equity investments	$6,824	$10,237	$11,601	$13,649	$15,696	$17,061	$20,473
% Change	(50)%	(25)%	(15)%		15%	25%	50%

Item 4.	Controls and Procedures
Changes in Internal Control Over Financial Reporting

Controls Over the Application of Generally Accepted Accounting Principles to Complex, Non-Routine Transactions
      As previously disclosed under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended December 25, 2004 filed with the Securities and Exchange Commission on March 10, 2005 (“2004 Form 10-K”), management concluded that as of December 25, 2004 the Company did not maintain effective controls over the application of generally accepted accounting principles related to the financial reporting process for complex, non-routine transactions. Further, management concluded that our internal accounting personnel did not, as of December 25, 2004, have sufficient depth, skills and experience in accounting for complex, non-routine transactions in the financial reporting process and there was a lack of review by internal accounting personnel or accounting contractors with appropriate financial reporting expertise of complex, non-routine transactions to ensure they are accounted for in accordance with generally accepted accounting principles. Additionally, we did not, as of December 25, 2004, consistently use outside technical accounting contractors to supplement our internal accounting personnel, and we had insufficient formalized procedures to assure that complex, non-routine transactions received adequate review by internal accounting personnel or outside contractors with technical accounting expertise.
      The ineffective control over the application of generally accepted accounting principles in relation to complex, non-routine transactions in the financial reporting process could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management determined that this control deficiency constitutes a material weakness as of December 25, 2004. Because of the material weakness described above, management concluded in our Annual Report on Form 10-K that the Company did not maintain effective internal control over financial reporting as of December 25, 2004, based on criteria in Internal Control — Integrated Framework issued by the COSO.
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
      In connection with the preparation of the Company’s interim financial statements for the quarter ended April 2, 2005, the Company’s accounting and finance staff, in reviewing certain complex, non-routine transactions in remediation of the material weakness in internal controls over financial reporting as of December 25, 2004, determined that certain lease accounting entries originally recorded in April 2001 were in error. The Company initially identified two separate adjustments. The first adjustment related to the incorrect determination of the fair value of the adverse lease obligations of certain leases assumed in connection with the Quantum HDD acquisition (the “Adverse Leases”). The second adjustment related to the incorrect application of the straight line expense methodology for a lease entered into in April 2001 unrelated to the Quantum acquisition (the “Straight Line Lease”). Upon further analysis, two additional adjustments were identified by the Company’s independent registered public accountants relating to the Adverse Leases. The additional errors relate to the incorrect determination of the fair value of the Adverse Leases assumed and the corresponding impact on lease amortization expense for the Adverse Leases over the remaining lease term. The adjustments were not material to any individual prior year or interim reporting period; however, restatement of the financial statements for such prior periods to correct immaterial misstatements therein is required if the aggregate correcting adjustment related to such errors would be material to the financial statements of the period in which the adjustment was identified. Accordingly, the Company restated its consolidated financial statements for the years ended December 28, 2002, December 27, 2003 and December 25, 2004 and the related financial information for those years as well as for the year ended December 31, 2001 to reflect these corrections, as the adjustment would be material if recorded in the interim financial statements for the quarter ended April 2, 2005.
      In the preparation of the Quarterly Report on Form 10-Q for the quarter ended April 2, 2005 filed on May 13, 2005, in light of the discovery of the errors in connection with the preparation of our interim financial statements for the period ended April 2, 2005 described above, the Company undertook a review of all of our significant lease accounting transactions, as well as all of the significant purchase accounting entries recorded in connection with the acquisition of the Quantum HDD business in April 2001. We also conducted a review of additional significant, complex, non-routine transactions recorded from April 2001 through the period ended April 2, 2005. The accounts reviewed as part of this remediation process were in addition to those reviewed in connection with the Company’s preparation of its Form 10-K/ A for the year ended December 27, 2003 filed on February 22, 2005. The Company engaged contractors with technical expertise to supplement its internal review.
      The Company is in the process of developing procedures for the testing of the remediated controls relating to the application of generally accepted accounting principles to complex, non-routine transactions in the financial reporting process to determine if the material weakness has been remediated and expects that testing of these controls will be substantially completed by the end of our fiscal year 2005. The Company will continue the implementation of policies, processes and procedures regarding the review of complex, non-routine transactions and the hiring of additional experienced financial reporting personnel at both management and staff levels. Management believes that our controls and procedures will continue to improve as a result of the further implementation of these measures.

Controls Over Accuracy of Data Entry of Journal Entry For Inventory and Cost of Goods Sold
      In connection with the Company’s preparation of its April 2005 financial statements, the Company’s accounting and finance staff discovered that the part of a single journal entry that had been properly prepared, reviewed and approved that recorded the $2 million effect on inventory and cost of goods sold of a March 2005 deferral of revenue for in-transit inventory (FOB destination) had been recorded in reverse. Although the adjustment was not material to inventory or cost of goods sold reported for the period, it was material to the net loss and net loss per share previously reported for the period. Accordingly, the Company restated its unaudited interim financial statements for the period ended April 2, 2005 to reflect these corrections.
      The data entry error was detected in the April 2005 close due to the discrepancy between the cost of goods sold reported for the month and forecast. Two controls failed to detect the error in March 2005. The accuracy of data entry of the part of a journal entry pertaining to the inventory and cost of goods sold impact was not checked due to a failure to communicate the responsibility for such review to a replacement staff person responsible for such review. Further, the data entry error was not apparent in the reconciliation analysis conducted in connection with the March 2005 close due to a significant number of fluctuations in cost of goods sold accounts that month that effectively masked the small (relative to the dollar amounts of the relevant accounts being reviewed) fluctuation caused by the data entry error.
      As a result of the discovery of the data entry error, management confirmed that the accuracy of the posting of all other monthly journal entries was being checked in accordance with established procedures, checked the postings of the relevant journal entry during the period in which the responsibility for review of the accuracy of the posting had not been clearly communicated to one individual, reviewed a sample of data entries for the quarter to confirm that data entry was being done correctly in general and checked the postings of journal entries data-entered by the individual who made the error during the quarter ended April 2, 2005. No other errors were detected. Management concluded that the data entry error was isolated.
      The ineffective control over the accuracy of data entry of the part of the single journal entry for the inventory and cost of goods sold impact of in-transit inventory due to a human error in the failure to communicate the responsibility for such review of the posting of the single journal entry to a replacement staff person responsible for such review in the financial reporting process, together with the failure of the secondary control to detect the data entry error, resulted in the restatement of the Company’s consolidated financial statements for the quarter ended April 2, 2005. Additionally, this control deficiency could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness in the Company’s internal control over financial reporting as of April 2, 2005.
      The Company has implemented several additional measures to remediate the control deficiency relating to the review of the accuracy of the posting of the single journal entry as described above. While to management’s knowledge, a significant error from data entry of journal entries had not previously occurred, management had already identified this data entry as an area for efficiency improvements and the opportunity to continue to reduce risk. Accordingly, for the April 2005 close and prior to the discovery of the errors, management had implemented a process for the automatic upload to the general ledger system of journal entries already prepared, reviewed and approved, eliminating the data entry process for these accounts. In addition, effective April 2005, cost accounting was consolidated into Singapore, where the Company has a team of experienced cost accountants. Further, management has clarified and communicated the responsibilities of individual staff for verifying the complete and accurate posting of journal entries to the general ledger. In addition, journal entries will be selected for independent confirmation of completeness, validity and accuracy both in preparation and recording into the ledger. Finally, management is refining its reconciliation analysis procedure to ensure it is designed to detect material errors.
      The Company is in the process of developing procedures for the testing of the remediated control over the accuracy of the data entry of the journal entry for the inventory and cost of goods sold impact of in-transit inventory to determine if the material weakness has been remediated and expects that testing of these controls will be substantially completed by the end of its second fiscal quarter of 2005.

      The Company believes that these corrective actions, taken as a whole, have mitigated the control deficiencies with respect to our preparation of this Quarterly Report on Form 10-Q/A and that these measures have been effective to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q/A has been recorded, processed, summarized and reported correctly. In particular, the Company’s management believes that the measures implemented to date provided reasonable assurance that the Company’s financial statements included in this Quarterly Report on Form 10-Q/A are prepared in accordance with generally accepted accounting principles.
Evaluation of Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report, because of the material weakness over the application of generally accepted accounting principles to complex, non-routine transactions, as described above.
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

Duston M. Williams
Executive Vice President, Finance and
Chief Financial Officer
Date: June 9, 2005

EXHIBIT INDEX

Exhibit
Number		Description

10	.1(1)	U.S. $100,000,000 Receivables Loan and Security Agreement dated as of June 24, 2004 among Maxtor Receivables LLC, Maxtor Corporation, Merrill Lynch Commercial Finance Corp. and U.S. Bank National Association.

10	.2(1)	Purchase and Contribution Agreement dated as of June 24, 2004 between Maxtor Corporation and Maxtor Receivables LLC.

10	.3(1)	Amendment No. 1 to Maxtor Standard Volume Purchase Agreement dated as of July 1, 2004 between Maxtor Corporation and Agere Systems Inc.*

10	.4(1)	Agreement dated as of July 19, 2004 between Maxtor Corporation and Phillip C. Duncan.**

10	.5(1)	Employment Offer Letter dated as of July 19, 2004 from Maxtor Corporation to John Viera.**

31.1		Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of the Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of the Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of the Registrant furnished pursuant to 18U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of the Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by asterisks.

**	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibits of Form 10-Q filed August 4, 2004.