Form 10-Q/A
period 2004-09-25
MAXTOR CORP
filed 2005-06-09
CIK 711039

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

MAXTOR CORPORATION
FORM 10-Q/A
September 25, 2004

EXPLANATORY NOTE
      Maxtor Corporation (“Maxtor” or “the Company”) is filing this amendment to its report on Form 10-Q/ A for the quarter ended September 25, 2004 (this “Amendment”) to reflect the restatement of its Consolidated Financial Statements for the three and nine months ended September 27, 2003 and September 25, 2004 as described below.
      In February 2005, the Company determined that two purchase accounting entries recorded in connection with the 2001 acquisition of the Quantum HDD business required correction. The first correction related to the fact that at the time of the acquisition, sufficient deferred tax assets were available to offset the $196.5 million deferred tax liability recorded as part of the acquisition and accordingly a reduction in the Company’s deferred tax asset valuation allowance should have been recorded rather than recognition of additional goodwill. The second correction related to the reversal of $13.8 million of a restructuring reserve associated with the acquisition to reflect discounting to present value of liabilities associated with such accrual. The Company restated its consolidated financial statements for each of the three years in the period ended December 27, 2003 by filing a Form 10-K/ A for the year ended December 27, 2003. This Form 10-Q/ A for the quarter ended September 25, 2004 restates Maxtor’s financial statements for the three and nine months ended September 27, 2003 and September 25, 2004 and the related financial information for those periods to reflect these corrections.
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
      As a result of these errors, the Company’s net income was overstated by $1.8 million in fiscal 2001, $1.9 million in fiscal 2002, $1.6 million in fiscal 2003 and $1.5 million in fiscal 2004, and other liabilities was overstated by $4.9 million in fiscal 2001, $3.0 million in fiscal 2002, $1.4 million in fiscal 2003 and understated by $0.1 million in fiscal 2004. The impact of the adjustments at December 25, 2004 is a $6.8 million cumulative reduction in accumulated deficit and equity, a $6.7 million reduction in goodwill and a $0.1 million increase in other liabilities. The adjustments are not material to any individual prior year or interim reporting period; however, a restatement of the financial statements for such prior periods to correct immaterial misstatements therein is required if the aggregate correcting adjustment related to such errors would be material to the financial statements of the period in which the adjustment was identified. Accordingly, this Form  10-Q/ A for the quarter ended September 25, 2004 also restates Maxtor’s financial statements for the three and nine months ended September 27, 2003 and September 25, 2004 and the related financial information for those periods to reflect these corrections, as the adjustment would be material if recorded in the interim financial statements for the quarter ended April 2, 2005.

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
      This Amendment does not reflect events that have occurred after the November 4, 2004 filing date of the report on Form 10-Q that was originally filed, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the corrections described above. Information with respect to those events has been or will be set forth, as appropriate, in the Company’s subsequent periodic filings, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
MAXTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 25,	December 27,
	2004	2003

	Restated
	(Unaudited)
	(In thousands, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$391,465	$530,816
Restricted cash	22,686	37,154
Marketable securities	64,894	44,543
Restricted marketable securities	42,974	42,337
Accounts receivable, net of allowance of doubtful accounts of $10,055 at September 25, 2004 and $11,220 at December 27, 2003	402,707	540,943
Other receivables	44,093	37,964
Inventories	251,060	218,011
Prepaid expenses and other	39,140	38,301

Total current assets	1,259,019	1,490,069
Property, plant and equipment, net	374,762	342,679
Goodwill	628,463	628,463
Other intangible assets, net	30,678	61,619
Other assets	34,297	13,908

Total assets	$2,327,219	$2,536,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$70,648	$77,037
Accounts payable	698,524	730,056
Accrued and other liabilities	316,314	445,576
Liabilities of discontinued operations	689	1,487

Total current liabilities	1,086,175	1,254,156
Long-term debt, net of current portion	400,208	355,809
Other liabilities	193,450	180,088

Total liabilities	1,679,833	1,790,053
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 263,186,312 shares issued and 249,940,574 shares outstanding at September 25, 2004 and 259,246,819 shares issued and 246,001,081 shares outstanding at December 27, 2003	2,632	2,592
Additional paid-in capital	2,428,679	2,410,082
Deferred stock-based compensation	—	(110)
Accumulated deficit	(1,724,611)	(1,611,744)
Cumulative other comprehensive income	5,625	10,804
Treasury stock (13,245,738 shares) at cost	(64,939)	(64,939)

Total stockholders’ equity	647,386	746,685

Total liabilities and stockholders’ equity	$2,327,219	$2,536,738

See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003

	Restated	Restated	Restated	Restated
	(Unaudited)		(Unaudited)
	(In thousands, except share and per share amounts)
Net revenues	$927,204	$1,065,531	$2,765,146	$2,915,323
Cost of revenues	867,680	883,106	2,476,773	2,411,805

Gross profit	59,524	182,425	288,373	503,518
Operating expenses:
Research and development	78,761	88,733	245,055	260,510
Selling, general and administrative	34,477	33,875	99,374	96,774
Amortization of intangible assets	5,052	20,562	30,941	61,686
Restructuring charge	31,393	—	31,393	—

Total operating expenses	149,683	143,170	406,763	418,970

Income (loss) from operations	(90,159)	39,255	(118,390)	84,548
Interest expense	(7,576)	(8,761)	(23,649)	(22,464)
Interest income	1,276	1,183	3,646	3,814
Income from litigation settlement	—	—	24,750	—
Other gain (loss)	13	(937)	67	(694)

Income (loss) before income taxes	(96,446)	30,740	(113,576)	65,204
Provision for (benefit from) income taxes	(1,300)	1,209	(709)	2,923

Net income (loss)	$(95,146)	$29,531	$(112,867)	$62,281

Net income (loss) per share — basic	$(0.38)	$0.12	$(0.46)	$0.26
Net income (loss) per share — diluted	$(0.38)	$0.12	$(0.46)	$0.25
Shares used in per share calculation
— basic	248,728,113	241,618,230	247,611,347	242,135,752
— diluted	248,728,113	252,343,682	247,611,347	248,358,269
See accompanying notes to condensed consolidated financial statements.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 25,	September 27,
	2004	2003

	Restated	Restated
	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(112,867)	$62,281
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	105,789	121,018
Amortization of intangible assets	30,941	61,686
Stock-based compensation expense	218	736
Restructuring charge	24,502	—
Loss on sale of property, plant and equipment and other assets	1,238	2,908
Gain on retirement of bond	—	(111)
Change in assets and liabilities:
Accounts receivable	138,236	(273,985)
Other receivables	(6,129)	144,199
Inventories	(33,049)	(42,839)
Prepaid expenses and other assets	(3,168)	(5,019)
Accounts payable	(31,625)	49,254
Accrued and other liabilities	(140,396)	(27,504)

Net cash provided by (used in) operating activities from continuing operations	(26,310)	92,624
Net cash flow provided by (used in) discontinued operations	(798)	(7,404)

Net cash used in operating activities	(27,108)	85,220

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	750	340
Purchase of property, plant and equipment	(139,743)	(83,602)
Decrease (Increase) in restricted cash	(7,108)	16,724
Proceeds from sale of marketable securities	37,769	42,766
Purchase of marketable securities	(60,168)	(41,195)

Net cash used in investing activities	(168,500)	(64,967)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, including short-term borrowings	54,655	241,763
Principal payments of debt including short-term borrowings	(4,238)	(107,067)
Principal payments under capital lease obligations	(12,431)	(22,797)
Purchase of treasury shares at cost	—	(44,939)
Net proceeds from receivable-backed borrowing	49,748	47,908
Payment of receivable-backed borrowing	(50,000)	—
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	18,523	49,202

Net cash provided by financing activities	56,257	164,070

Net change in cash and cash equivalents	(139,351)	184,322
Cash and cash equivalents at beginning of period	530,816	306,444

Cash and cash equivalents at end of period	$391,465	$490,766

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$17,880	$17,688
Income taxes	$3,334	$2,532
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$5,961	$3,765
Retirement of debt in exchange for bond redemption	$5,000	$5,000
Change in unrealized loss on investments	$(5,179)	$(4,461)
Purchase of property, plant and equipment financed by capital lease obligations	$24	$595
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
      The following pro forma net income (loss) information for Maxtor’s stock options and employee stock purchase plan has been prepared following the provisions of SFAS 123 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003

	Restated(1)	Restated(1)	Restated(1)	Restated(1)
Net income (loss) applicable to common stockholders, as reported	$(95,146)	$29,531	$(112,867)	$62,281
Add: Stock-based employee compensation expense included in reported net income (loss)	36	225	218	736
Deduct: Total stock-based compensation expense determined under fair value method for all awards	7,479	8,519	17,197	19,747

Pro forma net income (loss)	$(102,589)	$21,237	$(129,846)	$43,270

Net income (loss) per share
As reported — basic	$(0.38)	$0.12	$(0.46)	$0.26
Pro forma — basic	$(0.41)	$0.09	$(0.52)	$0.18
As reported — diluted	$(0.38)	$0.12	$(0.46)	$0.25
Pro forma — diluted	$(0.41)	$0.08	$(0.52)	$0.17

(1)	For additional information regarding the restatement, see note 2 of the Notes to Condensed Consolidated Financial Statements.
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
      In February 2005, the Company determined that two purchase accounting entries recorded in connection with the 2001 acquisition of the Quantum HDD business required correction. The first correction related to the fact that at the time of the acquisition, sufficient deferred tax assets were available to offset the $196.5 million deferred tax liability recorded as part of the acquisition and accordingly a reduction in the Company’s deferred tax asset valuation allowance should have been recorded rather than recognition of additional goodwill. The second correction related to the reversal of $13.8 million of a restructuring reserve associated with the acquisition to reflect discounting to present value of liabilities associated with such accrual. The Company restated its consolidated financial statements for each of the three years in the period ended December 27, 2003 by filing a Form 10-K/ A for the year ended December 27, 2003. This Form 10-Q/ A for the quarter ended September 25, 2004 restates Maxtor’s financial statements for the three and nine months ended September 27, 2003 and September 25, 2004 and the related financial information for those periods to reflect these corrections.
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
      As a result of these errors, the Company’s net income was overstated by $1.8 million in fiscal 2001, $1.9 million in fiscal 2002, $1.6 million in fiscal 2003 and $1.5 million in fiscal 2004, and other liabilities was overstated by $4.9 million in fiscal 2001, $3.0 million in fiscal 2002, $1.4 million in fiscal 2003 and understated by $0.1 million in fiscal 2004. The impact of the adjustments at December 25, 2004 is a $6.8 million cumulative reduction in accumulated deficit and equity, a $6.7 million reduction in goodwill and a $0.1 million increase in other liabilities. The adjustments are not material to any individual prior year or interim reporting period; however, a restatement of the financial statements for such prior periods to correct immaterial misstatements therein is required if the aggregate correcting adjustment related to such errors would be material to the financial statements of the period in which the adjustment was identified. Accordingly, this Form  10-Q/ A for the quarter ended September 25, 2004 also restates Maxtor’s financial statements for the three and nine months ended September 27, 2003 and September 25, 2004 and the related financial information for those periods to reflect these corrections, as the adjustment would be material if recorded in the interim financial statements for the quarter ended April 2, 2005.

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the effect of the restatement (In thousands, except per share amounts):

	As of September 25, 2004

Changes to Condensed Consolidated Balance Sheet	As Reported	As Restated

Goodwill	$813,951	$628,463
Accrued and other liabilities	325,089	316,314
Deferred taxes	196,455	—
Other liabilities	198,733	193,450
Accumulated deficit	$(1,749,636)	$(1,724,611)

	Three Months Ended		Nine Months Ended
	as of September 25, 2004		as of September 25, 2004

Changes to Condensed Consolidated Statements of Operations	As Reported	As Restated	As Reported	As Restated

Research and development	$78,167	$78,761	$243,552	$245,055
Interest expense	(7,805)	(7,576)	(24,001)	(23,649)
Net loss	$(94,781)	$(95,146)	$(111,716)	$(112,867)
Net income per share — basic			$(0.45)	$(0.46)
Net income per share — diluted			$(0.45)	$(0.46)

	Three Months Ended		Nine Months Ended
	as of September 27, 2003		as of September 27, 2003

Changes to Condensed Consolidated Statements of Operations	As Reported	As Restated	As Reported	As Restated

Research and development	$88,172	$88,733	$259,051	$260,510
Interest expense	(8,966)	(8,761)	(22,713)	(22,464)
Net income	$29,887	$29,531	$63,491	$62,281
Net income per share — diluted			$0.26	$0.25

3.	Supplemental Financial Data

	September 25,	December 27,
	2004	2003

	(In thousands)
Inventories:
Raw materials	$71,391	$56,132
Work-in-process	53,497	44,650
Finished goods	126,172	117,229

	$251,060	$218,011

Prepaid expenses and other:
Investments in marketable equity securities, at fair value	$10,862	$15,536
Prepaid expenses and other	28,278	22,765

	$39,140	$38,301

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 25,	December 27,
	2004	2003

	(In thousands)
Property, plant and equipment, at cost:
Buildings	$169,141	$152,381
Machinery and equipment	663,381	608,735
Software	84,554	79,682
Furniture and fixtures	26,773	26,583
Leasehold improvements	87,825	86,430

	$1,031,674	$953,811
Less accumulated depreciation and amortization	(656,912)	(611,132)

Net property, plant and equipment	$374,762	$342,679

Accrued and other liabilities:
Income taxes payable	$20,197	$23,763
Accrued payroll and payroll-related expenses	49,626	132,967
Accrued warranty	177,131	209,426
Restructuring liabilities, short-term	11,903	9,096
Accrued expenses Restated(1)	58,146	71,811

	$317,003	$447,063

Other liabilities:
Tax indemnification liability	$133,697	$135,559
Restructuring liabilities, long-term	59,072	29,727
Other (Restated)(1)	681	14,802

	$193,450	$180,088

(1)	For additional information regarding the restatement, see note 2 of the Notes to Condensed Consolidated Financial Statements.
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
      The Company ceased amortizing goodwill totaling $660.5 million as of the adoption date, including $31.1 million, net of accumulated amortization, of acquired workforce intangibles previously classified as purchased intangible assets. Subsequent to the decision to shut down the manufacture and sales of NSG

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
products, the Company wrote off goodwill related to the NSG operations of $32.0 million. As of September 25, 2004, goodwill amounted to $628.5 million.
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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the activity related to the merger-related restructuring costs as of September 25, 2004:

		Severance
	Facility	and	Other
	Costs	Benefits	Costs	Total

	Restated(1)			Restated(1)
	(In millions)
Provision at April 2, 2001	$45.3	$29.2	$12.7	$87.2
Amounts paid	(0.9)	(15.5)	(12.7)	(29.1)

Balance at December 29, 2001	44.4	13.7	—	58.1
Amounts paid	(4.5)	(13.7)	—	(18.2)

Balance at December 28, 2002	39.9	—	—	39.9
Amounts paid	(8.5)	—	—	(8.5)

Balance at December 27, 2003	31.4	—	—	31.4
Amounts paid	(1.9)	—	—	(1.9)

Balance at March 27, 2004	29.5	—	—	29.5
Amounts paid	(1.8)	—	—	(1.8)

Balance at June 26, 2004	27.7	—	—	27.7
Amounts paid	(1.4)	—	—	(1.4)
2004 accrual	16.4	—	—	16.4

Balance at September 25, 2004	$42.7	$—	$—	$42.7

(1)	For additional information regarding the restatement, see note 2 of the Notes to Condensed Consolidated Financial Statements.
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
      In accordance with the disclosure requirements of Statements of Financial Accounting Standards No. 128, “Earnings per Share” a reconciliation of the numerator and denominator of the basic and diluted net loss per share calculations is provided as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended

	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003

	Restated(1)	Restated(1)	Restated(1)	Restated(1)
Numerator — Basic and Diluted
Net income (loss)	$(95,146)	$29,531	$(112,867)	$62,281

Net income (loss) available to common stockholders	$(95,146)	$29,531	$(112,867)	$62,281

Denominator
Basic weighted average common shares outstanding	248,728,113	241,618,230	247,611,347	242,135,752
Effect of dilutive securities:
Common stock options	—	10,631,807	—	6,128,872
Restricted shares subject to repurchase	—	93,645	—	93,645

Diluted weighted average common shares	248,728,113	252,343,682	247,611,347	248,358,269

Net income (loss) per share — basic	$(0.38)	$0.12	$(0.46)	$0.26
Net income (loss) per share — diluted	$(0.38)	$0.12	$(0.46)	$0.25

(1)	For additional information regarding the restatement, see note 2 of the Notes to Condensed Consolidated Financial Statements.
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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total comprehensive income for the three months and nine months ended September 25, 2004 and September 27, 2003, is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended

	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003

	Restated(1)	Restated(1)	Restated(1)	Restated(1)
Net income (loss)	$(95,146)	$29,531	$(112,867)	$62,281
Unrealized gain (loss) on investments in securities	(2,644)	(5,412)	(5,145)	7,505
Less: reclassification adjustment for gain included in net income (loss)	1	(951)	34	(835)

Comprehensive income (loss)	$(97,791)	$25,070	$(118,046)	$70,621

(1)	For additional information regarding the restatement, see note 2 of the Notes to Condensed Consolidated Financial Statements.

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

	Three Months Ended		Nine Months Ended

	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003

United States	$297,543	$362,697	$898,696	$971,135
Asia Pacific and Japan	261,539	318,119	838,671	889,880
Europe, Middle East and Africa	200,490	311,201	687,434	781,938
The Netherlands	130,682	49,235	271,373	207,515
Latin America and other	36,950	24,279	68,972	64,855

Total	$927,204	$1,065,531	$2,765,146	$2,915,323

      Long-lived asset information by geographic area as of September 25, 2004 and December 27, 2003 is presented in the following table (in thousands):

	September 25,	December 27,
	2004	2003

	Restated(1)	Restated(1)
United States	$889,314	$916,401
Asia Pacific and Japan	178,118	129,380
Europe, Middle East and Africa	456	731
Latin America and other	312	157

Total	$1,068,200	$1,046,669

(1)	For additional information regarding the restatement, see note 2 of the Notes to Condensed Consolidated Financial Statements.
      Long-lived assets located within the United States consist primarily of goodwill and other intangible assets. Goodwill and other intangible assets within the United States amounted to $659.1 million and $690.1 million as of September 25, 2004 and December 27, 2003, respectively. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore and China.

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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

15.	Related Party Transaction
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
Restatement
      In February 2005, the Company determined that two purchase accounting entries recorded in connection with the 2001 acquisition of the Quantum HDD business required correction. The first correction related to the fact that at the time of the acquisition, sufficient deferred tax assets were available to offset the $196.5 million deferred tax liability recorded as part of the acquisition and accordingly a reduction in the Company’s deferred tax asset valuation allowance should have been recorded rather than recognition of additional goodwill. The second correction related to the reversal of $13.8 million of a restructuring reserve associated with the acquisition to reflect discounting to present value of liabilities associated with such accrual. The Company restated its consolidated financial statements for each of the three years in the period ended December 27, 2003 by filing a Form 10-K/ A for the year ended December 27, 2003. This Form 10-Q/ A for the quarter ended September 25, 2004 restates Maxtor’s financial statements for the three and nine months ended September 27, 2003 and September 25, 2004 and the related financial information for those periods to reflect these corrections.
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
      As a result of these errors, the Company’s net income was overstated by $1.8 million in fiscal 2001, $1.9 million in fiscal 2002, $1.6 million in fiscal 2003 and $1.5 million in fiscal 2004, and other liabilities was overstated by $4.9 million in fiscal 2001, $3.0 million in fiscal 2002, $1.4 million in fiscal 2003 and understated by $0.1 million in fiscal 2004. The impact of the adjustments at December 25, 2004 is a $6.8 million cumulative reduction in accumulated deficit and equity, a $6.7 million reduction in goodwill and a $0.1 million increase in other liabilities. The adjustments are not material to any individual prior year or interim reporting period; however, a restatement of the financial statements for such prior periods to correct immaterial misstatements therein is required if the aggregate correcting adjustment related to such errors would be material to the financial statements of the period in which the adjustment was identified. Accordingly, this Form  10-Q/ A for the quarter ended September 25, 2004 also restates Maxtor’s financial statements for the three and nine months ended September 27, 2003 and September 25, 2004 and the related financial information for those periods to reflect these corrections, as the adjustment would be material if recorded in the interim financial statements for the quarter ended April 2, 2005.
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
      Operating expenses increased in absolute dollars by $6.5 million or 4.5% in the three months ended September 25, 2004 compared to the corresponding period in 2003 due to a restructuring charge of $31.4 million and $0.6 million increase in SG&A expense offset by a decrease in amortization of intangible assets of $15.5 million and $9.9 million in R&D expense. Operating expenses decreased in absolute dollars by $12.3 million or 2.9% in the nine month period compared to the corresponding period in 2003 due to a $30.7 million decrease in amortization of intangible assets and a $15.4 million decrease in R&D expense, offset by a restructuring charge of $31.4 million and increased SG&A expense of $2.6 million.
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

Results of Operations

Revenues and Gross Profit

	Three Months Ended			Nine Months Ended

	September 25,	September 27,		September 25,	September 27,
	2004	2003	Change	2004	2003	Change

	(In millions)			(In millions)
Total revenues	$927.2	$1,065.5	$(138.3)	$2,765.1	$2,915.3	$(150.2)
Gross profit	$59.5	$182.4	$(122.9)	$288.3	$503.5	$(215.2)
Net income (loss) (Restated)(1)	$(95.1)	$29.5	$(124.6)	$(112.9)	$62.3	$(175.2)
As a percentage of revenue:
Total revenues	100.0%	100.0%		100.0%	100.0%
Gross profit	6.4%	17.1%		10.4%	17.3%
Net income (loss) (Restated)(1)	(10.3)%	2.8%		(4.1)%	2.1%

(1)	For additional information regarding the restatement, see note 2 of the Notes to Condensed Consolidated Financial Statements.
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

Operating Expenses

	Three Months Ended			Nine Months Ended

	September 25,	September 27,		September 25,	September 27,
	2004	2003	Change	2004	2003	Change

	(In millions)			(In millions)
Research and development (Restated)(1)	$78.8	$88.7	$(9.9)	$245.0	$260.5	$(15.5)
Selling, general and administrative	$34.5	$33.9	$0.6	$99.4	$96.8	$2.6
Amortization of intangible assets	$5.1	$20.6	$(15.5)	$31.0	$61.7	$(30.7)
Restructuring charge	$31.4	$—	$31.4	$31.4	$—	$31.4
As a percentage of revenue:
Research and development (Restated)(1)	8.5%	8.3%		8.9%	8.9%
Selling, general and administrative	3.7%	3.2%		3.6%	3.3%
Amortization of intangible assets	0.6%	1.9%		1.1%	2.1%
Restructuring charge	3.4%	0.0%		1.1%	0.0%

(1)	For additional information regarding the restatement, see note 2 of the Notes to Condensed Consolidated Financial Statements.

Research and Development (“R&D”)
      R&D expense in the three months and nine months ended September 25, 2004 was $78.8 million, or 8.5% of revenue and $245.0 million, or 8.9% of revenue compared to $88.7 million, or 8.3% of revenue and $260.5 million and 8.9% of revenue, respectively, in the corresponding periods in fiscal year 2003. R&D expenses decreased by $9.9 million, or 11.2%, in the three month period ended September 25, 2004 compared to the corresponding period in fiscal year 2003. The decrease in R&D expenses during the three month period was primarily due to decreases in compensation of $10.4 million, depreciation and equipment expense of $1.9 million and other expenses of $1.8 million. These decreases were offset by a $4.2 million increase in expensed parts and services due to an increase in the number of products in development. R&D expenses decreased by $15.5 million, or 6.0%, in the nine month period ended September 25, 2004 compared to the corresponding period in fiscal year 2003. The decrease in R&D expenses during the nine month period was primarily due to decreases in compensation expense of $18.4 million, and in depreciation, decreases in our facilities and information technology departments and other expenses of $6.8 million. These decreases were offset by a $9.7 million increase in expensed parts and services due to an increase in the number of products in development.

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
      Included in R&D expenses and SG&A expenses are charges for amortization of stock-based compensation resulting from both Maxtor options and options issued by Quantum to employees who joined Maxtor in connection with the acquisition on April 2, 2001. Stock compensation charges were as follows:

	Three Months Ended		Nine Months Ended

	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003

	(In millions)		(In millions)
Research and development	$—	$0.2	$0.1	$0.5
Selling, general and administrative	—	—	—	0.2

Total stock-based compensation expense	$—	$0.2	$0.1	$0.7

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
      For more information regarding the facility-related restructuring charge, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Interest Expense, Interest Income and Other Gain (Loss)

	Three Months Ended			Nine Months Ended

	September 25,	September 27,		September 25,	September 27,
	2004	2003	Change	2004	2003	Change

	(In millions)			(In millions)
Interest expense (Restated)(1)	$(7.6)	$(8.8)	$1.2	$(23.6)	$(22.5)	$(1.1)
Interest income	$1.3	$1.2	$0.1	$3.7	$3.8	$(0.1)
Income from litigation settlement	$—	$—	$—	$24.8	$—	$24.8
Other gain (loss)	$—	$(0.9)	$0.9	$—	$(0.7)	$0.7
As a percentage of revenue:
Interest expense (Restated)(1)	(0.8)%	(0.8)%		(0.9)%	(0.8)%
Interest income	0.1%	0.1%		0.1%	0.1%
Income from litigation settlement	0.0%	0.0%		0.9%	0.0%
Other gain (loss)	0.0%	(0.1)%		0.0%	0.0%

(1)	For additional information regarding the restatement, see note 2 of the Notes to Condensed Consolidated Financial Statements.

Interest Expense
      Interest expense decreased $1.2 million in the three months and increased $1.1 million in the nine months ended September 25, 2004 as compared to the corresponding periods in fiscal year 2003. The decrease in the three months ended September 25, 2004 was due to reduction in debt balance for the quarter as compared to the corresponding quarter in 2003. The increase in the nine months ended September 25, 2004 was primarily due to higher average debt balance over the nine month period as compared to the corresponding period in 2003.

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

Provision for Income Taxes

	Three Months Ended			Nine Months Ended

	September 25,	September 27,		September 25,	September 27,
	2004	2003	Change	2004	2003	Change

	(In millions)			(In millions)
Income (loss) before provision for income taxes (Restated)(1)	$(96.4)	$30.7	$(127.1)	$(113.6)	$65.2	$(178.8)
Provision for income taxes (Restated)(1)	$(1.3)	$1.2	$(2.5)	$(0.7)	$2.9	$(3.6)

(1)	For additional information regarding the restatement, see note 2 of the Notes to Condensed Consolidated Financial Statements.
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
      Cash used in operating activities was $27.1 million in the nine months ended September 25, 2004. This comprised $112.9 million in net loss plus non-cash items of $138.0 million primarily relating to depreciation and amortization, $0.2 million of stock compensation and $24.5 million restructuring charge, a decrease in operating capital (defined as accounts receivables, other receivables and inventories less accounts payables) of $67.4 million and prepaid expenses and other assets of $3.2 million, partially offset by a decrease in accrued and other liabilities of $140.4 million and cash used in discontinued operations of $0.8 million. The decrease in accrued and other liabilities was primarily due to an $83.3 million payment of compensation accruals, $32.3 million net settlement of warranty obligations, $14.7 million of other accrued expenses and $11.2 million in facility accrual payments.
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
      The Company is in the process of developing procedures for the testing of the remediated control over the accuracy of the data entry of the journal entry for the inventory and cost of goods sold impact of in-transit inventory to determine if the material weakness has been remediated and expects that testing of these will be substantially completed by the end of its second fiscal quarter of 2005.

      The Company believes that these corrective actions, taken as a whole, have mitigated the control deficiencies with respect to our preparation of this Quarterly Report on Form 10-Q/ A and that these measures have been effective to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q/ A has been recorded, processed, summarized and reported correctly. In particular, the Company’s management believes that the measures implemented to date provided reasonable assurance that the Company’s financial statements included in this Quarterly Report on Form 10-Q/ A are prepared in accordance with generally accepted accounting principles.
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

Duston M. Williams
Executive Vice President, Finance
and Chief Financial Officer
Date: June 9, 2005

EXHIBIT INDEX

Exhibit No.		Description

3	.1(1)	Restated Certificate of Incorporation of Registrant.

3	.2(2)	Certificate of Correction to the Restated Certificate of Incorporation of Registrant.

3	.3(3)	Amended and Restated Bylaws of Registrant, dated March 12, 2001.

3	.4(4)	Certificate of Merger as filed with the Secretary of State of State of Delaware on April 2, 2001.

4	.1(5)	Stockholder Agreement dated June 25, 1998.

4	.2(6)	Reimbursement Agreement between Registrant and Quantum Corporation, dated April 2, 2001, together with the Third Supplemental Trust Indenture dated April 2, 2001, the Second Supplemental Trust Indenture dated August 4, 1999, the Supplemental Trust Indenture dated August 1, 1997, and the Indenture dated August 1, 1997.

4	.3(7)	Indenture between Registrant and U.S. Bank National Association, dated as of May 7, 2003.

4	.4(7)	Resale Registration Rights Agreement between Registrant, Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of May 7, 2003.

10	.1(13)	Foreign Exchange Loan Agreement No. YZDZ (2003) NO. 197 between Maxtor Technology (Suzhou) Co., Ltd. and Bank of China Suzhou Industrial Park Sub-branch, dated October 10, 2003.

10	.2(13)	Letter of Guarantee by Maxtor International S.à r.l. to and for the benefit of Bank of China Suzhou Branch regarding Foreign Exchange Loan Agreement No. YZDZ (2003) NO. 197 made as of August 16, 2004.

10	.3(13)	Foreign Exchange Loan Agreement No. YZDZ (2004) NO. 089 between Maxtor Technology (Suzhou) Co., Ltd. and Bank of China Suzhou Industrial Park Sub-branch, dated August 16, 2004.

10	.4(13)	Letter of Guarantee by Maxtor International S.à r.l. to and for the benefit of Bank of China Suzhou Branch regarding Foreign Exchange Loan Agreement No. YZDZ (2004) NO. 089 made as of August 16, 2004.

10	.5(8)	Employment Offer Letter from Registrant to Michael A. Bless, dated as of August 23, 2004.**

10	.6(9)	Employment Offer Letter from Registrant to Fariba Danesh, dated as of September 30, 2004.**

10	.7(10)	Form of Restricted Stock Unit Award Agreement between Registrant and John Viera (15,000 Restricted Stock Units), dated as of July 19, 2004, Michael A. Bless (35,000 Restricted Stock Units), dated as of August 23, 2004 and Fariba Danesh (45,000 Restricted Stock Units), dated as of September 30, 2004.**

10	.8(11)	Form of Executive Retention and Severance Participation Agreement between Registrant and John Viera, dated as of July 27, 2004, Michael A. Bless, dated as of August 23, 2004 and Fariba Danesh, dated as of September 30, 2004.**

10	.9(12)	Form of Indemnification Agreement between Registrant and John Viera, dated as of April 1, 2004, Michael A. Bless, dated as of August 23, 2004 and Fariba Danesh, dated as of September 30, 2004.

31.1		Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of the Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of the Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of the Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of the Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits of registration statement on Form S-4, File No. 333-51592, filed December 11, 2000, as amended.

(2)	Incorporated by reference to exhibit of Form 8-K filed March 2, 2001.

(3)	Incorporated by reference to exhibits of Form 10-K filed March 30, 2001, as amended.

(4)	Incorporated by reference to exhibits of Form 8-K filed April 17, 2001.

(5)	Incorporated by reference to exhibits to registration statement on Form S-1, File No. 333-56099, filed June 5, 1998, as amended.

(6)	Incorporated by reference to exhibits to registration statement on Form S-3, File No. 333-61770, filed May 29, 2001, as amended.

(7)	Incorporated by reference to exhibits of Form 10-Q filed May 13, 2003.

(8)	Incorporated by reference to exhibits of Form 8-K filed August 24, 2004.

(9)	Incorporated by reference to exhibits of Form 8-K filed October 4, 2004.

(10)	Incorporated by reference to exhibits of Form 10-Q filed November 12, 2003.

(11)	Incorporated by reference to exhibits of Form 10-K filed March 11, 2004.

(12)	Incorporated by reference to exhibits of registration statement on Form S-1, File No. 333-56099, filed June 5, 1998.

(13)	Incorporated by reference to exhibits of Form 10-Q filed November 4, 2004.

**	Management contract or compensatory plan or arrangement.