Form 10-Q/A
period 2005-04-02
MAXTOR CORP
filed 2005-06-09
CIK 711039

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

MAXTOR CORPORATION
FORM 10-Q/A
April 2, 2005

EXPLANATORY NOTE
      Maxtor Corporation (“Maxtor” or “the Company”) is filing this amendment to its report on Form 10-Q/A for the quarter ended April 2, 2005 (this “Amendment”) to reflect the restatement of its Consolidated Financial Statements for the quarter ended April 2, 2005 as described below.
      On May 23, 2005, the Audit Committee of the Board of Directors of the Company concluded that the previously issued unaudited interim financial statements contained in the Company’s quarterly report on Form 10-Q for the period ended April 2, 2005 should not be relied upon because of an error in those financial statements. The decision was made by the Audit Committee of the Board of Directors, upon the recommendation of management, after discovery and analysis of a March 2005 data entry error relating to inventory and cost of goods sold. This Form 10-Q/ A for the quarter ended April 2, 2005 restates Maxtor’s financial statements for the quarter ended April 2, 2005 and the related financial information for the quarter to reflect these corrections.
      In connection with the Company’s close of its April 2005 financial statements, the Company’s accounting and finance staff discovered that the part of a single journal entry that had been properly prepared, reviewed and approved that recorded the $2 million effect on inventory and cost of goods sold of a March 2005 deferral of revenue for in-transit inventory (FOB destination) had been recorded in reverse. As a result of the data entry error, inventory at April 2, 2005 was understated by $4 million (or by 1.8%), cost of goods sold was overstated by $4 million (or by 0.4%), net loss was overstated by $4 million (or by 16.7%) and the net loss per share was overstated by $0.02 per share (or by 20%). Although the adjustment is not material to inventory or cost of goods sold reported for the period, it is material to the net loss and net loss per share previously reported for the period.
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
      As a result of the discovery of the data entry error, management confirmed that the accuracy of the posting of all other monthly journal entries was being checked in accordance with established procedures, checked the postings of the relevant journal entry during the period in which the responsibility for review of the accuracy of the posting had not been clearly communicated to one individual, reviewed a sample of data entries for the quarter to confirm that data entry was being done correctly in general and checked the postings of journal entries data-entered by the individual who made the error during the quarter ended April 2, 2005. No other errors were detected. Management concluded that the error was isolated.
      The following table shows the effect of the restatement:

	As of April 2, 2005

Changes to Condensed Consolidated	(In thousands)
Balance Sheet	As Reported	As Restated

Inventories	$226,993	$231,028
Accumulated deficit	$(1,819,379)	$(1,815,344)

	Three Months Ended
	April 2, 2005

	(In thousands, except
Changes to Condensed Consolidated	per share amounts)
Statements of Operations	As Reported	As Restated

Cost of revenues	$957,232	$953,197
Gross profit	$112,369	$116,404
Net loss	$(24,196)	$(20,161)
Net loss per share — basic	$(0.10)	$(0.08)
Net loss per share — diluted	$(0.10)	$(0.08)
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
      This Amendment does not reflect events that have occurred after the May 13, 2005 filing date of the report on Form 10-Q that was originally filed, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the corrections described above. Information with respect to those events has been or will be set forth, as appropriate, in the Company’s subsequent periodic filings, including its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
MAXTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2,	December 25,
	2005	2004

	Restated
	(Unaudited)
	(In thousands, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$375,607	$378,065
Restricted cash	15,033	24,561
Marketable securities	89,205	103,969
Accounts receivable, net of allowance of doubtful accounts of $7,813 at April 2, 2005 and $8,228 at December 25, 2004	428,824	425,528
Other receivables	30,300	40,838
Inventories	231,028	229,410
Prepaid expenses and other	31,391	36,336

Total current assets	1,201,388	1,238,707
Property, plant and equipment, net	338,252	347,934
Goodwill	489,482	489,482
Other intangible assets, net	1,233	1,450
Other assets	11,981	30,168

Total assets	$2,042,336	$2,107,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$72,469	$82,561
Accounts payable	629,208	674,947
Accrued and other liabilities	345,894	324,369

Total current liabilities	1,047,571	1,081,877
Long-term debt, net of current portion	363,963	382,570
Other liabilities	65,448	66,695

Total liabilities	1,476,982	1,531,142
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 266,375,220 shares issued and 253,129,482 shares outstanding at April 2, 2005 and 263,413,578 shares issued and 250,167,840 shares outstanding at December 25, 2004	2,664	2,634
Additional paid-in capital	2,440,074	2,429,551
Accumulated deficit	(1,815,344)	(1,795,183)
Cumulative other comprehensive income	2,899	4,536
Treasury stock (13,245,738 shares) at cost	(64,939)	(64,939)

Total stockholders’ equity	565,354	576,599

Total liabilities and stockholders’ equity	$2,042,336	$2,107,741

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	April 2,	March 27,
	2005	2004

	Restated
	(Unaudited)
	(In thousands, except share and per
	share amounts)
Net revenues	$1,069,601	$1,019,688
Cost of revenues	953,197	864,625

Gross profit	116,404	155,063
Operating expenses:
Research and development	78,551	85,103
Selling, general and administrative	37,302	32,514
Amortization of intangible assets	217	20,836
Restructuring charge	13,854	—

Total operating expenses	129,924	138,453

Income (loss) from operations	(13,520)	16,610
Interest expense	(8,401)	(8,932)
Interest income	2,356	1,288
Other gain (loss)	(268)	38

Income (loss) before income taxes	(19,833)	9,004
Provision for income taxes	328	274

Net income (loss)	$(20,161)	$8,730

Net income (loss) per share — basic	$(0.08)	$0.04
Net income (loss) per share — diluted	$(0.08)	$0.03
Shares used in per share calculation
— basic	251,595,181	246,590,255
— diluted	251,595,181	256,960,154
The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	April 2,	March 27,
	2005	2004

	Restated
	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(20,161)	$8,730
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,307	36,107
Amortization of intangible assets	217	20,836
Stock-based compensation expense	13	144
Restructuring charge, net	13,752	—
Loss (gain) on sale of property, plant and equipment and other assets	(338)	353
Net loss on sale of investments	12	—
Change in assets and liabilities:
Accounts receivable	(3,296)	69,097
Other receivables	10,538	(7,888)
Inventories	(1,618)	(10,128)
Prepaid expenses and other assets	3,765	3,910
Accounts payable	(47,211)	(32,177)
Accrued and other liabilities	6,526	(90,879)

Net cash used in operating activities from continuing operations	(494)	(1,895)
Net cash flow used in discontinued operations	—	(680)

Net cash used in operating activities	(494)	(2,575)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	1	720
Purchase of property, plant and equipment	(25,816)	(52,176)
Decrease (increase) in restricted assets	27,627	(8,512)
Proceeds from sale of marketable securities	28,283	12,920
Purchase of marketable securities	(13,900)	(14,289)

Net cash provided by (used in) investing activities	16,195	(61,337)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, including short-term borrowings	—	24,655
Principal payments of debt including short-term borrowings	(27,567)	(3,391)
Principal payments under capital lease obligations	(1,132)	(4,225)
Payment of receivable-backed borrowing	—	(50,000)
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	10,540	9,718

Net cash used in financing activities	(18,159)	(23,243)

Net change in cash and cash equivalents	(2,458)	(87,155)
Cash and cash equivalents at beginning of period	378,065	530,816

Cash and cash equivalents at end of period	$375,607	$443,661

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,013	$4,168
Income taxes	$647	$2,146
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$6,252	$2,966
Retirement of debt in exchange for bond redemption	$5,000	$5,000
Change in unrealized loss on investments	$(1,637)	$(897)
The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Maxtor Corporation (“Maxtor” or the “Company”) and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2004 incorporated in the Company’s Annual Report on Form  10-K/ A. Interim results are not necessarily indicative of the operating results expected for later quarters or the full fiscal year.

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
      The following pro forma net income (loss) information for Maxtor’s stock options and employee stock purchase plan has been prepared following the provisions of SFAS 123 (in thousands, except per share data):

	Three Months Ended

	April 2,	March 27,
	2005	2004

	Restated(1)
Net income (loss) applicable to common stockholders, as reported	$(20,161)	$8,730
Add: Stock-based employee compensation expense included in reported net income (loss)	13	144
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	3,917	5,491

Pro forma net income (loss)	$(24,065)	$3,383

Net income (loss) per share
As reported — basic	$(0.08)	$0.04
Pro forma — basic	$(0.10)	$0.01
As reported — diluted	$(0.08)	$0.03
Pro forma — diluted	$(0.10)	$0.01

(1)	For additional information regarding the restatement, see Note 2 of the Notes to Condensed Consolidated Financial Statements.
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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of employee stock purchase plan option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended

	April 2,	March 27,
	2005	2004

Risk-free interest rate	2.86%	1.01%
Weighted average expected life	0.5 years	0.5 years
Volatility	74%	76%
Dividend yield	—	—
      No dividend yield is assumed as the Company has not paid dividends and has no plans to do so.

2.	Restatement of Financial Statements
      On May 23, 2005, the Audit Committee of the Board of Directors of the Company concluded that the previously issued unaudited interim financial statements contained in the Company’s quarterly report on Form 10-Q for the period ended April 2, 2005 should not be relied upon because of an error in those financial statements. The decision was made by the Audit Committee of the Board of Directors, upon the recommendation of management, after discovery and analysis of a March 2005 data entry error relating to inventory and cost of goods sold. This Form 10-Q/ A for the quarter ended April 2, 2005 restates Maxtor’s financial statements for the quarter ended April 2, 2005 and the related financial information for the quarter to reflect these corrections.
      In connection with the Company’s close of its April 2005 financial statements, the Company’s accounting and finance staff discovered that the part of a single journal entry that had been properly prepared, reviewed and approved that recorded the $2 million effect on inventory and cost of goods sold of a March 2005 deferral of revenue for in-transit inventory (FOB destination) had been recorded in reverse. As a result of the data entry error, inventory at April 2, 2005 was understated by $4 million (or by 1.8%), cost of goods sold was overstated by $4 million (or by 0.4%), net loss was overstated by $4 million (or by 16.7%) and the net loss per share was overstated by $0.02 per share (or by 20%).
      The following table shows the effect of the restatement:

	As of April 2, 2005

Changes to Condensed Consolidated	(In thousands)
Balance Sheet	As Reported	As Restated

Inventories	$226,993	$231,028
Accumulated deficit	$(1,819,379)	$(1,815,344)

	Three Months Ended
	April 2, 2005

	(In thousands, expect
Changes to Condensed Consolidated	per share)
Statements of Operations	As Reported	As Restated

Cost of revenues	$957,232	$953,197
Gross profit	$112,369	$116,404
Net loss	$(24,196)	$(20,161)
Net loss per share — basic	$(0.10)	$(0.08)
Net loss per share — diluted	$(0.10)	$(0.08)

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Supplemental Financial Statement Data

	April 2,	December 25,
	2005	2004

	(In thousands)
Inventories:
Raw materials	$75,699	$79,904
Work-in-process	48,899	57,800
Finished goods (Restated)(1)	106,430	91,706

	$231,028	$229,410

Prepaid expenses and other:
Investments in equity securities, at fair value	$3,776	$10,042
Asset held for sale	8,200	8,200
Prepaid expenses and other	19,415	18,094

	$31,391	$36,336

Property, plant and equipment, at cost:
Buildings	$159,271	$155,172
Machinery and equipment	663,146	659,324
Software	86,282	86,014
Furniture and fixtures	27,718	27,604
Leasehold improvements	91,675	91,571

	$1,028,092	$1,019,685
Less accumulated depreciation and amortization	(689,840)	(671,751)

Net property, plant and equipment	$338,252	$347,934

Accrued and other liabilities:
Income taxes payable	$7,508	$7,605
Accrued payroll and payroll-related expenses	52,039	59,524
Accrued warranty	206,006	185,940
Restructuring liabilities, short-term	21,942	9,707
Accrued expenses	58,399	61,593

	$345,894	$324,369

Other liabilities
Tax indemnification liability	$8,760	$8,760
Restructuring liabilities, long-term	42,538	43,911
Other	14,150	14,024

	$65,448	$66,695

(1)	For additional information regarding the restatement, see Note 2 of the Notes to Condensed Consolidated Financial Statements.
      Depreciation and amortization expense of property, plant and equipment for the periods ended April 2, 2005 and March 27, 2004 was $37.3 million and $36.1 million, respectively. Total property, plant and

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

7.	Restructuring
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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On March 4, 2005, the Company determined to proceed with a reduction in force of up to 5,500 employees at its Singapore manufacturing operations. The reduction in force is a result from the Company’s previously announced transition of manufacturing for additional desktop products from its Singapore manufacturing operations to China and closure of one of its two plants in Singapore, scheduled to be completed by the first quarter of 2006. The Company expects that approximately 2,500 positions will be reduced by attrition and the remainder by severance. During the three months ended April 2, 2005, the Company incurred $1.9 million and $12.3 million in severance-related charges associated with the Company’s reduction in force of approximately 125 employees in the United States and 5,500 employees in Singapore, respectively. The Company expects to be substantially completed with the restructuring by the first quarter of 2006.
      The facilities-related restructuring accrual is included within the balance sheet captions of Accrued and other liabilities and Other liabilities. The following table summarizes the activity related to the severance and facilities-related restructuring costs as of April 2, 2005:

	Facilities-Related	Severance
	Restructuring	and
	Charge	Benefits	Total

	(In millions)
Balance at December 25, 2004	$51.3	$2.2	$53.5
Amounts paid	(1.2)	(1.7)	(2.9)
Adjustments	—	(0.3)	(0.3)
2005 accrual	—	14.2	14.2

Balance at April 2, 2005	$50.1	$14.4	$64.5

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Asset Held for Sale
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
      In accordance with the disclosure requirements of Statements of Financial Accounting Standards No. 128, “Earnings per Share” a reconciliation of the numerator and denominator of the basic and diluted net loss per share calculations is provided as follows (in thousands, except share and per share amounts):

	Three Months Ended

	April 2,	March 27,
	2005	2004

	Restated(1)
Numerator — Basic and Diluted
Net income (loss)	$(20,161)	$8,730

Net income (loss) available to common stockholders	$(20,161)	$8,730

Denominator
Basic weighted average common shares outstanding	251,595,181	246,590,255
Effect of dilutive securities:
Common stock options	—	10,304,899
Restricted shares subject to repurchase	—	65,000

Diluted weighted average common shares	251,595,181	256,960,154

Net income (loss) per share — basic	$(0.08)	$0.04

Net income (loss) per share — diluted	$(0.08)	$0.03

(1)	For additional information regarding the restatement, see Note 2 of the Notes to Condensed Consolidated Financial Statements.
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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended

	April 2,	March 27,
	2005	2004

	Restated(1)
Net income (loss)	$(20,161)	$8,730
Unrealized loss on investments in securities	(1,920)	(865)
Less: reclassification adjustment for gain (loss) included in net income (loss)	(283)	32

Comprehensive income (loss)	$(21,798)	$7,833

(1)	For additional information regarding the restatement, see Note 2 of the Notes to Condensed Consolidated Financial Statements.

11.	Segment and Major Customers Information
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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Related Party Transactions
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
Restatement
      On May 23, 2005, the Audit Committee of the Board of Directors of the Company concluded that the previously issued unaudited interim financial statements contained in the Company’s quarterly report on Form 10-Q for the period ended April 2, 2005 should not be relied upon because of an error in those financial statements. The decision was made by the Audit Committee of the Board of Directors, upon the recommendation of management, after discovery and analysis of a March 2005 data entry error relating to inventory and cost of goods sold. This Form 10-Q/ A for the quarter ended April 2, 2005 restates Maxtor’s financial statements for the quarter ended April 2, 2005 and the related financial information for the quarter to reflect these corrections.
      In connection with the Company’s close of its April 2005 financial statements, the Company’s accounting and finance staff discovered that the part of a single journal entry that had been properly prepared, reviewed and approved that recorded the $2 million effect on inventory and cost of goods sold of a March 2005 deferral of revenue for in-transit inventory (FOB destination) had been data-entered in reverse. As a result of the data entry error, inventory at April 2, 2005 was understated by $4 million (or by 1.8%), cost of goods sold was overstated by $4 million (or by 0.4%), net loss was overstated by $4 million (or by 16.7%) and the net loss per share was overstated by $0.02 per share (or by 20%). Although the adjustment is not material to inventory or cost of goods sold reported for the period, it is material to the net loss and net loss per share previously reported for the period.
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
      As a result of the discovery of the data entry error, management confirmed that the accuracy of the posting of all other monthly journal entries was being checked in accordance with established procedures, checked the postings of the relevant journal entry during the period in which the responsibility for review of the accuracy of the posting had not been clearly communicated to one individual, reviewed a sample of data entries for the quarter to confirm that data entry was being done correctly in general and checked the postings of journal entries data-entered by the individual who made the error during the quarter ended April 2, 2005. No other errors were detected. Management concluded that the error was isolated.
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
      For additional information regarding our critical accounting policies mentioned above, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/ A for the fiscal year ended December 25, 2004.
Results of Operations

Net Revenues and Gross Profit

	Three Months Ended

	April 2,	March 27,
	2005	2004	Change

	(In millions)
Total revenues	$1,069.6	$1,019.7	$49.9
Gross profit (Restated)(1)	$116.4	$155.1	$(38.7)
Net income (loss) (Restated)(1)	$(20.2)	$8.7	$(28.9)
As a percentage of revenue:
Total revenues	100.0%	100.0%
Gross profit (Restated)(1)	10.9%	15.2%
Net income (loss) (Restated)(1)	(1.9)%	0.9%

(1)	For additional information regarding the restatement, see Note 2 of the Notes to Condensed Consolidated Financial Statements.
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
      Cost of Revenues; Gross Profit. Gross profit decreased to $116.4 million in the three months ended April 2, 2005, compared to $155.1 million for the corresponding three months in fiscal year 2004. This represented an overall decrease in gross profit of $38.7 million. As a percentage of revenue, gross profit decreased to 10.9% in the three months ended April 2, 2005 from 15.2% in the corresponding three months of fiscal year 2004. The decrease in gross profit, both as a percentage of revenue and actual dollars during the three months ended April 2, 2005 as compared to the corresponding three months ended March 27, 2004, was primarily due to the impact of the decline in ASPs of $166.9 million. This decline in ASP was partially offset by the impact of an increase in product capacity mix of $44.2 million, reflecting the shipment of a greater proportion of higher capacity products. These two factors together accounted for a net decline in gross profit of $122.7 million.
      We achieved net product cost reductions of $84.0 million to partially offset this decline. These net product cost reductions included materials cost reductions of $74.6 million. Additionally, gross profit was benefited by $21.3 million due to our Singapore and China plants operating at greater capacity. These benefits were offset by adverse warranty impact of $29.0 million which was primarily driven by specific claims received from customers for additional warranty costs and increased charges to operations. Other productivity improvements contributed $17.1 million to gross profit.

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

Provision for Income Taxes

	Three Months Ended

	April 2,	March 27,
	2005	2004	Change

	(In millions)
Income (loss) before provision for income taxes (Restated)(1)	$(19.8)	$9.0	$(28.8)
Provision for income taxes	$0.3	$0.3	$—

(1)	For additional information regarding the restatement, see Note 2 of the Notes to Condensed Consolidated Financial Statements.
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
      Cash used in operating activities was $0.5 million in the three months ended April 2, 2005. This was comprised of $20.2 million in net loss, offset by non-cash items of $37.5 million primarily relating to depreciation and amortization and a $13.8 million restructuring charge. Operating capital (defined as accounts receivables, other receivables and inventories less accounts payables) was a use of $41.6 million. Other sources of cash in the three months ended April 2, 2005 included a decrease in prepaid expenses and other assets of $3.8 million primarily due to the sale of an equity investment and accrued and other liabilities of $6.5 million. The increase in accrued and other liabilities was primarily due to a $20.0 million net increase of warranty obligations, primarily offset by $9.1 million decrease in payroll related accruals and $1.4 of accrued expenses and $2.9 million in payment related to our restructuring activities. We expect severance-related payments in 2005 associated with our restructuring activities unpaid as of April 2, 2005 to be approximately $11.3 million, of which $9.0 million is related to Singapore and $2.3 million is related to the United States. Additionally, we expect facilities-related payments in 2005 associated with our restructuring activities to be approximately $12.9 million.
      Cash used by operating capital of $41.6 million during the three months ended April 2, 2005 was a result of the following factors: decline in accounts payable of $47.2 million partially offset by a decrease in accounts receivables and other receivables of $7.2 million and an increase in inventory of $1.6 million. Our cash conversion cycle (the net total of days of sales outstanding plus days of sales in inventory less days of accounts payables outstanding) increased from -2 days to 1 day from December 25, 2004 to April 2, 2005.
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
      We have a history of significant losses. In the last five fiscal years, we were profitable in only fiscal years 2000 and 2003. For the year ended December 25, 2004, our net loss was $183.4 million and for the quarterly period ended April 2, 2005, our net loss was $20.2 million. As of April 2, 2005, we had an accumulated deficit of $1,815.3 million.

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
      In addition, in connection with the Company’s preparation of its April 2005 financial statements, the Company’s accounting and finance staff discovered that the part of a single journal entry that had been properly prepared, reviewed and approved that recorded the $2 million effect on inventory and cost of goods sold of a March 2005 deferral of revenue for in-transit inventory (FOB destination) had been recorded in reverse. Although the adjustment was not material to inventory or cost of goods sold reported for the period, it was material to the net loss and net loss per share previously reported for the period. Accordingly, the Company restated its unaudited interim financial statements for the period ended April 2, 2005 to reflect these corrections.
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
      The ineffective control over the accuracy of data entry of the single journal entry for the inventory and cost of goods sold impact of in-transit inventory due to a human error in the failure to communicate the responsibility for such review of the posting of the single journal entry to a replacement staff person responsible for such review in the financial reporting process, together with the failure of the secondary control to detect the data entry error, resulted in the restatement of the Company’s consolidated financial statements for the quarter ended April 2, 2005. Additionally, this control deficiency could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management determined that this control deficiency constituted a material weakness in the Company’s internal control over financial reporting as of April 2, 2005.
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
      Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Evaluation of Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report, because of the material weaknesses over the application of generally accepted accounting principles to complex, non-routine transactions and the review of the accuracy of the journal entry for the inventory and cost of goods sold impact of in-transit inventory, as described above.

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

Duston M. Williams
Executive Vice President, Finance
and Chief Financial Officer
Date: June 9, 2005

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Amended and Restated Bylaws of Maxtor Corporation, dated February 18, 2005.

10	.1(2)	Second Amendment Agreement to the Receivables Loan and Security Agreement dated March 4, 2005 among Maxtor Receivables LLC, Maxtor Corporation, Merrill Lynch Commercial Finance Corp. and U.S. Bank National Association.

10	.2(3)	Amendment to the Employment Offer Letter dated as of February 7, 2005 from Maxtor Corporation to Dr. C.S. Park.**

10	.3(1)	Amendment to the Employment Offer Letter dated as of February 7, 2005 from Maxtor Corporation to Mr. Michael J. Wingert.**

10	.4(2)	Forbearance Agreement by and among Maxtor Receivables LLC, Maxtor Corporation and Merrill Lynch Commercial Finance Corporation, dated as of February 11, 2005.

10	.5(1)	Employment Offer Letter dated as of February 18, 2005 from Maxtor Corporation to Mr. Kurt Richarz.**

10	.6(4)	Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2005.**

10	.7(4)	Executive Retention and Severance Plan adopted October 30,2003, amended and restated effective March 7, 2005,including forms of:(i) Agreement to Participate, (ii)General Release of Claims, and (iii) Restrictive Covenants Agreement.**

10	.8(4)	Forms of Agreement to Participate in the Maxtor Corporation Executive Retention and Severance Plan, effective March 14,2005, by:(i) Dr. C. S. Park; (ii) Michael J. Wingert; (iii) Duston M. Williams; (iv) Fariba Danesh;(v) David Beaver; and (vi) Kurt Richarz.**

10	.9(4)	Restricted Stock Unit Plan, as amended and restated through March 7, 2005, including forms of:(i) Standard Form of Award Agreement and (ii) Designation of Beneficiary.**

10	.10(4)	Forms of Restated Restricted Stock Unit Award Agreement, effective March 14, 2005, by:(i) Dr. C. S. Park; (ii)Michael J. Wingert; (iii) Duston M. Williams; (iv) Fariba Danesh;(v) David Beaver; and (vi) Kurt Richarz.**

10	.11(4)	Form of Nonstatutory Stock Option Agreement under the Maxtor Corporation Amended and Restated 1996 Stock Option Plan.**

31.1		Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract, or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibits of Form 8-K filed February 25, 2005.

(2)	Incorporated by reference to exhibits of Form 10-K filed March 10, 2005.

(3)	Incorporated by reference to exhibits of Form 8-K filed February 11, 2005.

(4)	Incorporated by reference to exhibits of Form 10-Q filed May 13, 2005.