Form 10-Q
period 2005-07-02
MAXTOR CORP
filed 2005-08-04
CIK 711039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended July 2, 2005

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
(408) 894-5000
      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.     Yes ☑          No ☐
      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.     Yes ☑          No ☐
      As of August 1, 2005, 253,630,370 shares of the registrant’s Common Stock, $.01 par value, were issued and outstanding.

MAXTOR CORPORATION
FORM 10-Q
July 2, 2005

PART I.     FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
MAXTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2,	December 25,
	2005	2004

	(Unaudited)
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$335,992	$378,065
Restricted cash	14,273	24,561
Marketable securities	89,279	103,969
Accounts receivable, net of allowance of doubtful accounts of $8,992 at July 2, 2005 and $8,228 at December 25, 2004	404,104	425,528
Other receivables	16,184	40,838
Inventories	264,443	229,410
Prepaid expenses and other	33,561	36,336

Total current assets	1,157,836	1,238,707
Property, plant and equipment, net	337,818	347,934
Goodwill	489,482	489,482
Other intangible assets, net	1,014	1,450
Other assets	11,593	30,168

Total assets	$1,997,743	$2,107,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$21,808	$82,561
Accounts payable	643,105	674,947
Accrued and other liabilities	330,271	324,369

Total current liabilities	995,184	1,081,877
Long-term debt, net of current portion	362,757	382,570
Other liabilities	63,524	66,695

Total liabilities	1,421,465	1,531,142
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 266,955,129 shares issued and 253,709,391 shares outstanding at July 2, 2005 and 263,413,578 shares issued and 250,167,840 shares outstanding at December 25, 2004	2,669	2,634
Additional paid-in capital	2,441,749	2,429,551
Accumulated deficit	(1,805,900)	(1,795,183)
Cumulative other comprehensive income	2,699	4,536
Treasury stock (13,245,738 shares) at cost	(64,939)	(64,939)

Total stockholders’ equity	576,278	576,599

Total liabilities and stockholders’ equity	$1,997,743	$2,107,741

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

	(Unaudited)		(Unaudited)
	(In thousands, except share and per share amounts)
Net revenues	$924,729	$818,254	$1,994,330	$1,837,942
Cost of revenues	802,936	745,771	1,756,133	1,611,699

Gross profit	121,793	72,483	238,197	226,243
Operating expenses:
Research and development	68,318	79,188	146,869	162,543
Selling, general and administrative	37,216	33,083	74,518	66,042
Amortization of intangible assets	219	5,053	436	25,889
Restructuring charges	710	—	14,564	—

Total operating expenses	106,463	117,324	236,387	254,474

Income (loss) from operations	15,330	(44,841)	1,810	(28,231)
Interest expense	(7,673)	(7,141)	(16,074)	(16,073)
Interest income	2,293	1,082	4,649	2,370
Income from litigation settlement	—	24,750	—	24,750
Other gain (loss)	18	16	(250)	54

Income (loss) before income taxes	9,968	(26,134)	(9,865)	(17,130)
Provision for income taxes	524	317	852	591

Net income (loss)	$9,444	$(26,451)	$(10,717)	$(17,721)

Net income (loss) per share
— basic	$0.04	$(0.11)	$(0.04)	$(0.07)
— diluted	$0.04	$(0.11)	$(0.04)	$(0.07)
Shares used in per share calculation
— basic	253,310,023	247,367,176	252,431,153	246,981,817
— diluted	255,543,219	247,367,176	252,431,153	246,981,817
The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	July 2,	June 26,
	2005	2004

	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(10,717)	$(17,721)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	75,114	69,464
Amortization of intangible assets	436	25,889
Stock-based compensation expense	83	182
Restructuring charge, net	14,462	—
Loss on sale of property, plant and equipment	434	460
Other	69	—
Changes in assets and liabilities:
Accounts receivable	21,424	168,798
Other receivables	24,654	(1,268)
Inventories	(35,033)	(41,328)
Prepaid expenses and other assets	1,618	1,131
Accounts payable	(38,021)	(110,988)
Accrued and other liabilities	(11,731)	(138,345)

Net cash provided by (used in) operating activities from continuing operations	42,792	(43,726)
Net cash used in discontinued operations	—	(795)

Net cash provided by (used in) operating activities	42,792	(44,521)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	46	736
Purchase of property, plant and equipment	(59,299)	(94,048)
Decrease (increase) in restricted assets	28,387	(7,882)
Maturities and sales of marketable securities	54,804	25,892
Purchase of marketable securities	(40,387)	(45,522)

Net cash used in investing activities	(16,449)	(120,824)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, including short-term borrowings	—	24,655
Principal payments of debt including short-term borrowings	(28,276)	(4,401)
Principal payments under capital lease obligations	(2,290)	(8,719)
Net proceeds from receivable-backed borrowing	—	49,748
Repayment of receivable-backed borrowing	(50,000)	(50,000)
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	12,150	10,913

Net cash provided by (used in) financing activities	(68,416)	22,196

Net change in cash and cash equivalents	(42,073)	(143,149)
Cash and cash equivalents at beginning of period	378,065	530,816

Cash and cash equivalents at end of period	$335,992	$387,667

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$13,834	$14,225
Income taxes	$1,240	$2,807
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$10,959	$7,469
Retirement of debt in exchange for bond redemption	$5,000	$5,000
The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      The accompanying unaudited interim condensed consolidated financial statements of Maxtor Corporation (“Maxtor” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2004 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 10, 2005 and as amended on Form 10-K/ A filed on May 13, 2005. Interim results are not necessarily indicative of the results that may be expected for later quarters or the full fiscal year.

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

Reclassifications
      Certain items previously reported in specific financial statement captions have been reclassified to conform to the quarter ended July 2, 2005 presentation.

Fiscal Calendar
      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, the three-month periods ended July 2, 2005 and June 26, 2004 each comprised 13 weeks, respectively. The six-month periods ended July 2, 2005 and June 26, 2004 comprised 27 weeks and 26 weeks, respectively. The current fiscal year ends on December 31, 2005. All references to years represent fiscal years unless otherwise noted.

2.	Recent Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.
      In June 2005, the FASB issued final FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”) to address the accounting for obligations associated with the European Union’s Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”). The Directive, enacted in 2003, requires EU-member countries to adopt legislation to regulate the collection, treatment,

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recovery and environmentally sound disposal of electrical and electronic waste equipment. The Directive distinguishes between products put on the market after August 13, 2005 (“new waste”) and products put on the market on or before that date (“historical waste”). The FSP 143-1 addresses the accounting for historical waste only and will be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. The Company expects to adopt FSP 143-1 in the third quarter of fiscal 2005 and is currently evaluating the effect on its consolidated results of operations and financial condition but does not expect it to have a material impact.

3.	Stock-Based Compensation
      The Company continues to use the intrinsic value method for its stock option plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for employee stock options until required otherwise by FASB Statement No. 123-R. The alternative fair-value accounting methods provided under SFAS 123 require the use of option valuation models, such as the Black-Scholes option-pricing model used by the Company.
      The interim proforma information under SFAS 123, as amended by SFAS 148, is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004

Net income (loss), as reported	$9,444	$(26,451)	$(10,717)	$(17,721)
Add: Stock-based employee compensation expense included in net income (loss)	70	38	83	182
Deduct: Total stock-based compensation expense determined under fair value method for all awards	3,446	4,392	7,364	9,895

Pro forma net income (loss)	$6,068	$(30,805)	$(17,998)	$(27,434)

Net income (loss) per share
As reported — basic	$0.04	$(0.11)	$(0.04)	$(0.07)
Pro forma — basic	$0.02	$(0.12)	$(0.07)	$(0.11)
As reported — diluted	$0.04	$(0.11)	$(0.04)	$(0.07)
Pro forma — diluted	$0.02	$(0.12)	$(0.07)	$(0.11)
      The fair value of option grants has been estimated on the date of grant using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended

	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004

Risk-free interest rate	3.87%	2.82%	3.88%	2.82%
Weighted average expected life	4.5 years	4.5 years	4.5 years	4.5 years
Volatility	72%	73%	72%	73%
Dividend yield	—	—	—	—

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of employee stock purchase plan option grants has been estimated on the date of grant using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended

	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004

Risk-free interest rate	2.86%	1.01%	2.86%	1.01%
Weighted average expected life	0.5 years	0.6 years	0.5 years	0.6 years
Volatility	74%	76%	74%	76%
Dividend yield	—	—	—	—
      No dividend yield is assumed as the Company has not paid dividends and has no plans to do so.

4.	Balance Sheet Data

	July 2,	December 25,
	2005	2004

	(In thousands)
Inventories:
Raw materials	$86,703	$79,904
Work-in-process	50,172	57,800
Finished goods	127,568	91,706

	$264,443	$229,410

Prepaid expenses and other:
Prepaid expenses	$10,824	$11,913
Asset held for sale	8,200	8,200
Vendor down payment	7,628	—
Investments in equity securities, at fair value	3,411	10,042
Other	3,498	6,181

	$33,561	$36,336

Property, plant and equipment:
Buildings	$163,428	$155,172
Machinery and equipment	664,602	659,324
Software	84,851	86,014
Furniture and fixtures	27,214	27,604
Leasehold improvements	90,482	91,571

	$1,030,577	$1,019,685
Less accumulated depreciation and amortization	(692,759)	(671,751)

Property, plant and equipment, net	$337,818	$347,934

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	July 2,	December 25,
	2005	2004

	(In thousands)
Accrued and other liabilities:
Accrued warranty	$201,898	$185,940
Accrued payroll and payroll-related expenses	48,701	59,524
Restructuring liabilities, short-term	18,271	9,707
Income taxes payable	7,381	7,605
Accrued expenses	54,020	61,593

	$330,271	$324,369

Other liabilities:
Restructuring liabilities, long-term	$40,600	$43,911
Tax indemnification liability	8,760	8,760
Other	14,164	14,024

	$63,524	$66,695

5.	Goodwill and Other Intangible Assets
      As of July 2, 2005, goodwill amounted to $489.5 million. Purchased intangible assets are carried at cost less accumulated amortization. The Company evaluated its intangible assets and determined that all such assets have determinable lives. Amortization is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on purchased intangible assets to be $0.4 million in the remainder of fiscal 2005 and $0.6 million in fiscal 2006, at which time purchased intangible assets will be fully amortized. Amortization of other intangible assets was $0.2 million and $0.4 million for the three and six months ended July 2, 2005 and $5.1 million and $25.9 million for the three and six months ended June 26, 2004, respectively.

		July 2, 2005				December 25, 2004

	Useful	Gross				Gross
	Life	Carrying	Accumulated	Asset		Carrying	Accumulated	Asset
	(Years)	Amount	Amortization	Impairment	Net	Amount	Amortization	Impairment	Net

		(In thousands)				(In thousands)
Goodwill		$489,482	—	—	$489,482	$489,482	—	—	$489,482

Quantum HDD
Existing Technology
Core technology	5	$96,700	$(72,525)	$(24,175)	$—	$96,700	$(72,525)	$(24,175)	$—
Consumer electronics	3	8,900	(8,900)	—	—	8,900	(8,900)	—	—
High-end	3	75,500	(75,500)	—	—	75,500	(75,500)	—	—
Desktop	3	105,000	(105,000)	—	—	105,000	(105,000)	—	—
MMC Technology
Existing technology	5	4,350	(3,336)	—	1,014	4,350	(2,900)	—	1,450

Total other intangible assets		$290,450	$(265,261)	$(24,175)	$1,014	$290,450	$(264,825)	$(24,175)	$1,450

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Short-term Borrowings and Long-term Debt
      Short-term borrowings and long-term debt consist of the following (in thousands):

	July 2,	December 25,
	2005	2004

6.8% Convertible Senior Notes due April 30, 2010	$230,000	$230,000
5.75% Subordinated Debentures due March 1, 2012	59,031	59,311
Economic Development Board of Singapore Loans	—	27,148
Manufacturing Facility Loan, Suzhou China	60,000	60,000
Mortgages	31,734	32,582
Equipment Loans and Capital Leases	3,800	6,090
Receivables-Backed Borrowings	—	50,000

	384,565	465,131
Less amounts due within one year	(21,808)	(82,561)

	$362,757	$382,570

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
      On June 24, 2004, the Company entered into a one-year receivable-backed borrowing arrangement of up to $100 million with one financial institution collateralized by all United States and Canadian accounts receivable. In the arrangement the Company used a special purpose subsidiary to purchase and hold all of its United States and Canadian accounts receivable. This special purpose subsidiary had borrowing authority up to $100 million based upon eligible United States and Canadian accounts receivable. The special purpose subsidiary was consolidated for financial reporting purposes. The transactions under the arrangement were accounted for as short term borrowings. As of April 2, 2004 the Company had borrowed $50 million under the arrangement (subject to transaction fees); the interest rate was LIBOR plus 3% and $157.8 million of United

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
States and Canadian receivables were pledged under this arrangement. The terms of the facility required compliance with operational covenants and several financial covenants, including requirements to maintain agreed-upon levels of liquidity and for a dilution-to-liquidation ratio, an operating income (loss) before depreciation and amortization to long-term debt ratio and certain other tests relating to the quality and nature of the financed receivables.
      In December 2004, the liquidity covenant and covenant regarding the ratio of operating income (loss) before depreciation and amortization to long-term debt were amended in order to assure compliance based on actual and projected operating results. On February 7, 2005, the Company reported to the lender that, as of January 31, 2005, it was not in compliance with a financial covenant under the facility setting a maximum amount for the ratio of dilution-to-liquidation of our accounts receivable. The dilution-to-liquidation ratio compared the amount of returns, discounts, credits, offsets, and other reductions to the Company’s existing accounts receivable to collections on accounts receivable over specified periods of time. On February 11, 2005, the Company entered into an agreement with the lender providing that it would temporarily forbear from exercising rights and remedies available to it as a result of the occurrence of the early amortization event under the facility caused by the Company’s noncompliance with this covenant as of January 31, 2005. On March 4, 2005, the Company and the lender entered into a second amendment to the facility documents providing that the lender would permanently forbear from exercising rights and remedies as a result of that early amortization event, and providing for an increase to the permitted maximum level of the dilution-to-liquidation ratio. In connection with the second amendment, the Company and the lender also agreed to increase the annual interest rate under the facility by 0.75%, to LIBOR plus 3.75%, during any period when the dilution-to-liquidation ratio exceeds the pre-amendment level. This facility was voluntarily terminated without penalty upon repayment of its outstanding balance of $50.0 million on June 17, 2005.
      In April 2003, the Company obtained credit lines with the Bank of China to be used for the construction and working capital requirements of the manufacturing facility being established in Suzhou, China. These lines of credit are U.S.-dollar-denominated and are drawable until April 2007. Maxtor Technology Suzhou (“MTS”) has drawn down $60 million as of July 2, 2005, consisting of the plant construction loan in the amount of $30 million made available by the Bank of China to MTS in October 2003, and a project loan in the amount of $30 million made available by the Bank of China to MTS in August 2004. Borrowings under these lines of credit are collateralized by the Company’s facilities in Suzhou, China. The interest rate on the plant construction loan is LIBOR plus 50 basis points (subject to adjustment to 60 basis points), with the borrowings repayable in two installment payments of $15 million in October 2008 and April 2009, respectively. The interest rate on the project loan is LIBOR plus 100 basis points, and the borrowing is repayable in August 2009. Both the construction loan and the project loan require the Company to make semi-annual payments of interest and require MTS to maintain financial covenants, including a maximum liability to assets ratio and a minimum earnings to interest expense ratio, the first ratio to be tested annually commencing in December 2004 and the latter ratio to be tested annually commencing in December 2005. MTS was in compliance with all covenants as of December 25, 2004. In connection with the funding of the new project loan, the parent company of MTS, Maxtor International Sàrl, Switzerland, agreed to guaranty MTS’ obligations under both the construction loan and the project loan. Maxtor does not expect to draw down any further funding under this facility.
      In September 1999, Maxtor Peripherals (S) Pte Ltd. (“MPS”) entered into a four-year Singapore dollar denominated loan agreement with the Economic Development Board of Singapore (the “Board”), which was amortized in seven equal semi-annual installments ending March 2004. This loan was repaid in full in March 1, 2004.
      In September 2003, MPS entered into a second four-year 52 million Singapore dollar loan agreement with the Board at 4.25% that was amortized in seven equal semi-annual installments ending December 2007.

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On March 31, 2005, the Company elected to repay this loan, which had an outstanding balance of $27.1 million, in full.
      In connection with the acquisition of the Quantum HDD business, the Company acquired real estate and related mortgage obligations. The term of the mortgages is ten years, at an interest rate of 9.2%, with monthly payments based on a twenty-year amortization schedule and a balloon payment at the end of the 10-year term, which is September 2006. The outstanding balance at July 2, 2005 was $31.7 million.
      As of July 2, 2005, the Company had capital leases totaling $3.8 million. These capital leases have maturity dates through August 2009 and interest rates averaging 7.8%.

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

Accrued Warranty
      The Company generally warrants its products against defects in materials and workmanship for varying lengths of time. The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair of the hard drive and the warranty periods generally range from one to five years. The Company has comprehensive processes that it uses to estimate accruals for warranty exposure. The processes include specific detail on hard drives in the field by product type, estimated failure rates and costs to repair or replace. Although the Company believes it has the continued ability to reasonably estimate warranty expenses, unforeseeable changes in factors used to estimate the accrual for warranty could occur. These unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Effective September 2004, the Company announced the introduction of a new warranty period for new sales, extending the term from one year to three or five years for products shipped to the distribution channel.
      Changes in the Company’s product warranty liability during the three and six-month periods ended July 2, 2005 and June 26, 2004 were as follows (in thousands):

	Three Months Ended				Six Months Ended

	July 2,		June 26,		July 2,		June 26,
	2005		2004		2005		2004

Balance at beginning of period	$206,006		$191,325		$185,940		$209,426
Charges to operations	47,565		40,403		99,984		79,834
Settlements	(42,239)		(48,689)		(89,579)		(105,196)
Changes in estimates	(9,434	)(2)	(3,427	)(1)	5,553	(2)	(4,452	)(1)

Balance at end of period	$201,898		$179,612		$201,898		$179,612

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Primarily related to product expirations.

(2)	Comprises changes in the estimated cost of repair; changes in expected return rates; changes due to product expirations and changes in estimates related to specific non-standard claims received from customers.
      The warranty liability decreased by $4.1 million in the three-month period ended July 2, 2005. The decrease was primarily attributed to a change in estimate of $9.4 million which is comprised of a $2.9 million decrease in the estimated annual return rate and a $10.5 million decrease in the estimated cost of repair. This was offset by a $4.0 million accrual related to changes in estimated claims settled with certain customers during the quarter. Charges to operations of $47.6 million, representing expected warranty costs associated with products shipped in the current quarter, exceeded current period settlements of $42.2 million by $5.4 million. This was mainly due to a reduction in the number of actual returns received from customers during the quarter, and reflects the fact that some of the historical products reached their end of warranty date in this period. In the comparable period of the second quarter of 2004, the warranty liability decreased by $11.7 million. This decrease was driven partially by a change in estimate related to product expirations of $3.4 million. Charges to operations amounted to $40.4 million in the second quarter of 2004, including a reduction in estimated cost of repair of $5.5 million and an increase in the estimated annual return rate of $4.2 million in addition to the costs of $41.7 million associated with expected warranty costs on drives shipped in the period. Settlements amounted to $48.7 million, which reflected higher returns on some older in-warranty products.
      The warranty liability increased by $15.9 million in the six-month period ended July 2, 2005. This increase was attributed to a change in estimate of $5.6 million, comprised of a $2.0 million increase in the estimated annual return rate, a $14.9 million decrease in the estimated cost of repair and a $0.2 million reduction due to product expirations. This was offset by $18.7 million of changes in estimated claims settled with customers. Charges to operations amounted to $100.0 million, compared to settlements of $89.6 million reflecting a reduction in the number of drives returned in the period. In the six month period ended June 2004, the warranty liability decreased by $29.8 million. This was attributed to changes in estimate related to product expirations of $4.4 million. Charges to operations amounted to $79.8 million, included in this number in the first half of 2004 was a reduction in estimated cost of repair of $10.9 million and an increase in the expected future return rate of $4.2 million, in addition to costs of $86.5 million associated with expected warranty costs on drives shipped in the period. Settlements amounted to $105.2 million, which reflected higher return on some older in-warranty products.

8.	Restructuring
      In connection with the 2001 acquisition of the hard drive business of Quantum Corporation (“Quantum HDD”), the Company recorded a $45.3 million liability for estimated facility exit costs for the closure of three Quantum HDD offices and research and development facilities located in Milpitas, California, and two Quantum HDD office facilities located in Singapore. During the three months ended September 25, 2004, in association with the Company’s restructuring activities, the Company recorded an additional $16.4 million liability due to a change in estimated lease obligations for two of the Quantum HDD acquired offices and research and development facilities located in California. This estimate was based upon the then comparable market rates for leases and anticipated dates for these properties to be subleased. The balance remaining in the facilities exit accrual is expected to be paid over several years, based on the underlying lease agreements.
      During the year ended December 28, 2002, the Company recorded a restructuring charge of $9.5 million associated with closure of one of its facilities located in California. The amount comprised $8.9 million of non-cancelable lease payments, which were expected to be paid over several years based on the underlying lease agreement, and the write-off of $0.6 million in leasehold improvements. The Company increased this

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
restructuring accrual by $3.3 million due to a change in estimated lease obligations associated with its restructuring activities in the three months ended September 25, 2004. This estimate is based upon the then comparable market rates for leases and anticipated dates for one of the properties to be subleased. During the three months ended September 25, 2004, the Company also recorded a $0.6 million liability in association with the closure of one of its facilities in Colorado.
      In July 2004, the Company announced a reduction in force which affected approximately 377 employees in the United States and Singapore. During the three months ended April 2, 2005, an adjustment of $(0.3) million was made to the associated restructuring liability. As of December 25, 2004, the Company incurred a total of $12.9 million of severance-related charges. As of July 2, 2005, the Company was substantially completed with this restructuring.
      On March 4, 2005, the Company initiated its planned reduction-in-force of up to 5,500 employees in its Singapore manufacturing operations. The reduction in force is the result of the Company’s previously announced transition of manufacturing for certain products from its Singapore manufacturing operations to China and closure of one of its two Singapore plants, scheduled to be completed by the first quarter of 2006. The Company expects that approximately 2,500 positions will be reduced by attrition and the remainder by severance. During the three and six months ended July 2, 2005, the Company incurred $0.7 million and $2.6 million in severance-related charges associated with the Company’s reduction in force of approximately 125 employees in the United States, respectively, and $0 and $12.3 million related to approximately 3,000 employees in Singapore, respectively. The Company expects to be substantially completed with the restructuring by the first quarter of 2006.
      The facilities-related and severance and benefits restructuring accruals are included within the balance sheet captions of Accrued and other liabilities and Other liabilities. The following table summarizes the activity related to the facilities-related and severance and benefits restructuring accruals as of July 2, 2005:

	Facilities-Related	Severance and Benefits	Total

	(In millions)
Balance at December 25, 2004	$51.3	$2.2	$53.5
Amounts paid	(1.2)	(1.7)	(2.9)
Adjustments	—	(0.3)	(0.3)
Accruals	—	14.2	14.2

Balance at April 2, 2005	50.1	14.4	64.5
Amounts paid	(1.8)	(4.5)	(6.3)
Accruals	—	0.7	0.7

Balance at July 2, 2005	$48.3	$10.6	$58.9

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share
      In accordance with SFAS 128, “Earnings per Share”, the following sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended

	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004

Numerator — Basic and Diluted
Net income (loss)	$9,444	$(26,451)	$(10,717)	$(17,721)

Denominator
Basic weighted average common shares outstanding	253,310,023	247,367,176	252,431,153	246,981,817
Effect of dilutive securities:
Common stock options	2,210,960	—	—	—
Restricted shares subject to repurchase	22,236	—	—	—

Diluted weighted average common shares	255,543,219	247,367,176	252,431,153	246,981,817

Net income (loss) per share
— basic	$0.04	$(0.11)	$(0.04)	$(0.07)
— diluted	$0.04	$(0.11)	$(0.04)	$(0.07)
      As-if convertible shares and interest expense related to the 6.8% convertible senior notes due 2010 were excluded from the calculation, as the effect was anti-dilutive. The following number of common stock options and as-if converted shares were excluded from the computation of diluted net income per share as the effect was anti-dilutive:

	Three Months Ended		Six Months Ended

	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004

Common stock options	9,708,116	26,988,243	24,849,233	26,988,243
Restricted shares subject to repurchase	—	75,000	207,000	75,000
As-if converted shares related to 6.8% Convertible Senior Notes due 2010 issued on May 7, 2003	18,756,362	18,756,362	18,756,362	18,756,362

10.	Comprehensive Income (Loss)
      The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended

	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004

Net income (loss)	$9,444	$(26,451)	$(10,717)	$(17,721)
Unrealized loss on investments in securities	(225)	(1,636)	(2,145)	(2,501)
Less: reclassification adjustment for gain included in net income (loss)	(24)	1	(308)	33

Comprehensive income (loss)	$9,243	$(28,088)	$(12,554)	$(20,255)

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment and Major Customers Information
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
      Sales to original equipment manufacturers (“OEMs”) for the three and six months ended July 2, 2005 represented 52.7% and 51.9% of total revenue, compared to 57.6% and 56.3% of total revenue for the corresponding period in fiscal year 2004. Sales to the distribution and retail channels for the three and six months ended July 2, 2005 represented 47.3% and 48.1% of total revenue, compared to 42.4% and 43.7% of total revenue in the corresponding period in fiscal year 2004. Sales to two customers exceeded 10% of total revenues in each of the three and six months ended July 2, 2005, respectively. Sales to one customer exceeded 10% of total revenues in the three months ended June 26, 2004.
      The Company has a worldwide sales, service and distribution network. Products are marketed and sold through a direct sales force to computer equipment manufacturers, distributors and retailers in the United States, Asia Pacific and Japan, Europe, Middle East and Africa, Latin America and other. Maxtor operations outside the United States primarily consist of its manufacturing facilities in Singapore and China that produce subassemblies and final assemblies for the Company’s disk drive products. Revenue by destination for the three and six months ended July 2, 2005 and June 26, 2004, respectively, is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended

	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004

United States	$311,120	$282,506	$643,398	$601,153
Asia Pacific and Japan	291,526	270,295	614,837	577,132
Europe, Middle East and Africa	295,449	246,401	697,663	627,635
Latin America and other	26,634	19,052	38,432	32,022

Total	$924,729	$818,254	$1,994,330	$1,837,942

      Long-lived asset information by geographic area as of July 2, 2005 and December 25, 2004 is presented in the following table (in thousands):

	July 2,	December 25,
	2005	2004

United States	$687,688	$696,317
Asia Pacific and Japan	151,773	172,002
Europe, Middle East and Africa	446	444
Latin America and other	—	271

Total	$839,907	$869,034

      Long-lived assets located within the United States consist primarily of goodwill and other intangible assets. Goodwill and other intangible assets within the United States amounted to $490.5 million and $490.9 million as of July 2, 2005 and December 25, 2004, respectively. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore and China.

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

13.	Related Party Transactions
      In the three and six months ended July 2, 2005, the Company sold an aggregate of approximately $9.4 million and $20.1 million of goods to Solectron Corporation, respectively, and purchased an aggregate of approximately $9.9 million and $26.5 million of goods and services from Solectron, respectively. The Company’s accounts receivable balances for Solectron were $4.5 million and $7.2 million as of July 2, 2005 and December 25, 2004, respectively. The Company’s accounts payable balances for Solectron were $2.7 million and $0.4 million, as of July 2, 2005 and December 25, 2004, respectively. A director of the Company is also the Chief Executive Officer and a Director of Solectron.

14.	Rescission Offer
      The Company recently determined that share reserve increases for its 1998 Employee Stock Purchase Plan for 2,100,000 and 9,000,000 shares, approved by the Company’s stockholders at the 2000 and 2002 Annual Meetings, respectively, had not been registered on a Form S-8 registration statement prior to the offer and sale of the shares to plan participants as required by the Securities Act of 1933, as amended (“Securities Act”). The Company has filed a Form S-3 registration statement registering a rescission offer to certain plan participants who purchased the unregistered securities. When declared effective by the Securities Exchange Commission, the Company intends to inform the offerees as soon as practicable. Federal securities laws do not provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required. Consequently, should any of the Company’s eligible employees reject the rescission offer, expressly or impliedly, the Company may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the shares have been sold until the federal statute of limitations for a violation of the Securities Act has lapsed. The Company does not believe that the failure to register the shares or the rescission offer will have a material impact on its financial statements, results of operations or financial condition.

15.	Subsequent Event
      On July 8, 2005, the Company amended a Business Agreement (“Addendum”) with an external media supplier for incremental capacity. As part of the Addendum, Maxtor has agreed to prepay for its media supply in an amount totaling $50.0 million. The $50.0 million will be paid out in cash in four increments through 2005 and the Company will be paid back by a per disk payment credit. The external media supplier’s supply obligations under the Addendum shall cease on the earlier of October 6, 2008, which is the termination date of the Business Agreement, or such earlier date that the Business Agreement may terminate in accordance with its terms.

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
Executive Overview
      Maxtor is a leading supplier of hard disk drives for desktop computers, Intel-based servers and consumer electronics applications. We sell to original equipment manufacturers (“OEMs”), distributors and retail customers worldwide. We manufacture our products in our factories in Singapore and China. We produce approximately 60% of our required media and purchase the remainder of our components from third party suppliers.
      We estimate that approximately 80% of our revenue will come from our desktop computer products in 2005. Through the first half of 2005, desktop revenue accounted for approximately 76% of the total; however, we expect this percentage to increase in the second half of the year, due to seasonally stronger demand and new product introductions. Revenue from our One Touch personal storage products and other retail products (“branded products”) is a growing part of our business and we expect these products will represent in the aggregate approximately 6-8% of our revenue in 2005. We are tracking to this level through the first half of 2005. Hard disk drives for Intel-based servers are expected to represent approximately 13-15% of our revenue in 2005. Revenue from our server products through the first half of 2005 represented approximately 16% of total revenue, reflecting strong unit growth. Although our server products were unprofitable during 2004, we experienced a significant increase in the gross profit margin on these products in the first half of 2005, due to high profit margins on the new server products introduced in the fourth quarter of 2004, strong demand for server drives and a stable pricing environment. Our server products are now profitable and this was a major contributing factor to the Company’s profitability in the second quarter of 2005. In the second half of 2005, we anticipate that revenue growth from our server products will flatten and that revenue from desktop products will increase, resulting in a percentage contribution from server products closer to our 13% to 15% expectations. We expect the gross profit margins on our server products will decline modestly. We expect only modest improvement in gross profit for our desktop products in the second half of 2005.
      Maxtor had several challenges in 2004, including product quality issues, an uncompetitive cost structure and high operating expenses. A new management team, appointed at the end of 2004, identified several opportunities and developed a strategy to address the Company’s business issues. We have made progress on quality improvements on our desktop products and we have experienced increased volume at our OEM customers since the fourth quarter of 2004. During 2005, the Company has focused on improving the efficiency of our product roadmap, lowering our cost of goods sold and reducing operating costs.
      We continue to fund a development effort in small form factor products for the emerging handheld consumer markets during 2005, with a goal to have a product available to ship in volume in 2006. We recently announced the availability of our 500 GB desktop drive in the second half of 2005. We are continuing development efforts on our next generation multi-head desktop products and will be developing a common, scalable architecture for our products. We expect products with this architecture will launch by the end of 2007 and we expect this common architecture will significantly improve our development efficiency and manufacturability of our products. We will continue to fund development for our enterprise products and retail products.
      Our manufacturing transition of one- and two-headed drives for desktop computers to our China facility remains on track and by the end of 2005 we expect two-thirds of our desktop disk drive products will be manufactured in China. We therefore expect to reduce headcount in our Singapore manufacturing facility by up to 5,500 employees over the course of 2005 and early 2006. The Company anticipates that the cash outflow for severance payments associated with the Singapore reduction in force to total $12.3 million and to be paid out in approximately equal increments over the four quarters which had commenced in the second quarter of 2005. In addition to the severance costs, the Company will also spend approximately $6.0 million in retention bonuses over a two year period, paid out as $1.5 million at the end of one year and $4.5 million at the end of the second year, recorded ratably over those periods. By the end of fiscal 2005, we expect the China operation to deliver a 50% reduction in the labor and overhead per drive or an approximately two percentage point improvement in gross margins of our desktop products. We will be taking further actions to enhance throughput and improve manufacturing efficiencies in the remainder of 2005.
      We have also announced plans to move the majority of our internal media operation from the U.S. to Asia in order to further reduce our costs. MMC Technology, our internal media supplier, produces approximately 60% of our media needs. We have selected Thailand as the site of our new operation and are moving forward to finalize our construction and equipment procurement plans. We expect to be producing media in Thailand by the end of 2006.
      In addition, the hard drive industry is currently facing a shortage of media components that could last into 2006. To ensure access to adequate media supply in late 2005 and beyond, we are adding internal capacity in the U.S. and we are expanding our relationships with external suppliers. Internally, we have authorized a total of five new lines for media production in the U.S. that are expected to come on line in the fourth quarter of 2005 through the second quarter of 2006. We also plan to increase our capacity to manufacture aluminum substrates, a critical component in the manufacture of media which is also in short supply. We also continue to engage with external suppliers to expand our access to media. We recently amended our agreement with an external media supplier to obtain incremental capacity to produce four million units of media, with initial volume expected in the second quarter of 2006. Maxtor has agreed to prepay for its media supply in an amount totaling $50 million. The $50 million will be paid out in cash in four increments through 2005 and we will be paid back by a per disk payment credit. We continue to engage with additional media suppliers to ensure access to technology and continuity of supply.

      To lower our operating costs, in the first quarter we undertook a reduction in headcount in the United States, eliminating approximately 125 positions in quality, supplier engineering and SG&A, which will take effect throughout 2005. We recorded a charge of $2.6 million associated with this reduction in the first half of 2005. We continue to fund our enterprise and retail businesses and small form factor development efforts, resulting in incremental hiring and investment in those areas. We believe that we can fund these additional activities while keeping the quarterly expenses in the $100 million to $112 million range for the year which would approximate 10.0% to 11.0% of revenues.
      We believe that we have cash and cash equivalents, together with cash generated from operations, sufficient to fund our operations through at least the next twelve months. We expect capital expenditures in 2005 to total approximately $175 million. We expect severance-related payments in 2005 associated with our restructuring activities unpaid as of July 2, 2005 to be approximately $7.5 million, of which $6.3 million is related to Singapore and $1.2 million is related to the United States. Additionally, we expect facilities-related payments in 2005 associated with our restructuring activities to be approximately $5.4 million. We believe our cash conversion cycle, or the net total of days of sales outstanding plus days of sales in inventory less days of accounts payable outstanding, for 2005 will be zero to negative five days, allowing us to grow revenue with limited impact to our liquidity.
      There are numerous risks to the successful execution of our business plans, including our ability to timely introduce and ramp our new products with the quality levels expected by our customers, transition our manufacturing of desktop products from Singapore to China, achieve manufacturing efficiencies, procure the components we require, specifically heads and media, from our suppliers in the quantities we need to meet demand and at reasonable prices and develop a common architectural platform in the time projected. The Company faces competition, including increased competition in the sale of its products to the near- and mid-line storage market and the consumer electronics markets and expects continuing pressure on average selling prices. See “Certain Factors Affecting Future Performance” for further information concerning risks to our business.
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
      We believe the following critical accounting policies address the more significant judgments and estimates used in the preparation of the company’s consolidated financial statements:

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
Results of Operations

Net Revenues and Gross Profit

	Three Months Ended			Six Months Ended

	July 2,	June 26,		July 2,	June 26,
	2005	2004	Change	2005	2004	Change

	(In millions)			(In millions)
Total revenues	$924.7	$818.3	$(106.4)	$1,994.3	$1,837.9	$(156.4)
Gross profit	$121.8	$72.5	$(49.3)	$238.2	$226.2	$(12.0)
Net income (loss)	$9.4	$(26.5)	$(35.9)	$(10.7)	$(17.7)	$(7.0)
As a percentage of revenue:
Total revenues	100.0%	100.0%		100.0%	100.0%
Gross profit	13.2%	8.9%		11.9%	12.3%
Net income (loss)	1.0%	(3.2)%		(0.5)%	(1.0)%
      Net Revenues. Revenue in the three months ended July 2, 2005 was $924.7 million, representing an increase of 13.0% when compared to $818.3 million in the corresponding period in fiscal 2004. Revenue in the six months ended July 2, 2005 was $1,994.3 million, representing an increase of 8.5% when compared to $1,837.9 million in the corresponding period in fiscal 2004. Total shipments for the three months ended July 2, 2005 were 12.1 million units, which was 0.6 million units or 5.2% higher than the three months ended June 26, 2004. Total shipments for the six months ended July 2, 2005 were 26.3 million units, which was 1.2 million units or 4.8% higher than the six months ended June 26, 2004. Total units and revenue increased during the three and six month periods as a result of increased shipments of our enterprise products to major original equipment manufacturers (“OEMs”) and continued positive customer acceptance of our Maxtor branded products.
      Revenue from sales to OEMs represented 52.7% of revenue in the three months ended July 2, 2005 compared to 57.6% of revenue in the corresponding period in fiscal 2004. In absolute dollars, sales to OEMs increased 3.3% during the three months ended July 2, 2005. Revenue from sales to OEMs represented 51.9% of revenue in the six months ended July 2, 2005 compared to 56.3% of revenue in the corresponding period in fiscal 2004. In absolute dollars, sales to OEMs increased 0.1% during the six months ended July 2, 2005. The increase during the three month period was primarily the result of increased shipment of our enterprise products to major OEM customers partially offset by reduced shipments of digital entertainment products to regional OEMs. This reduction in sales of digital entertainment products was the result of product delays and competitive pricing. These factors resulted in lost sales opportunities at these customers.
      Revenue from sales to the distribution channel and retail customers in the three months ended July 2, 2005 represented 47.3% of revenue, compared to 42.4% of revenue in the corresponding period in fiscal 2004. Revenue from sales to the distribution channel and retail customers in the six months ended July 2, 2005 represented 48.1% of revenue, compared to 43.7% of revenue, in the corresponding period in fiscal 2004.
      Revenue from sales to the distribution channel in the three months ended July 2, 2005 represented 36.8% of revenue, compared to 34.1% of revenue in the corresponding period in fiscal 2004. In absolute dollars, sales to the distribution channel increased 22.2%, during the three months ended July 2, 2005. Revenue from sales to the distribution channel in the six months ended July 2, 2005 represented 37.5% of revenue, compared to 36.6% of revenue, in the corresponding period in fiscal 2004. In absolute dollars, sales to the distribution channel increased 11.2%, during the six months ended July 2, 2005. The increase during the three and six month periods was primarily the result of growth in shipments of our desktop and enterprise products.

Additionally, we experienced a relatively stable pricing environment and an increase in the average capacity shipped.
      Revenue from sales to retail customers in the three months ended July 2, 2005 represented 10.5% of revenue, compared to 8.3% of revenue in the corresponding period in fiscal 2004. In absolute dollars, sales to the retail channel increased 42.4%, during the three months ended July 2, 2005. Revenue from sales to retail customers in the six months ended July 2, 2005 represented 10.6% of revenue, compared to 7.1% of revenue in the corresponding period in fiscal 2004. In absolute dollars, sales to the retail channel increased 60.6%, during the six months ended July 2, 2005. The increase in retail sales as a percentage of revenue and in absolute dollars during the three and six month periods was the result of the growth in sales of our Maxtor branded products.
      Domestic revenue in the three months ended July 2, 2005 represented 34.7% of total sales compared to 35.7% of total sales in the corresponding period in fiscal year 2004. In absolute dollars, domestic revenue increased 10.0% during the three months ended July 2, 2005. Domestic revenue in the six months ended July 2, 2005 represented 32.8% of total sales compared to 33.6% of total sales in the corresponding period in fiscal year 2004. In absolute dollars, domestic revenue increased 5.7% during the six months ended July 2, 2005. Domestic revenue represents sales to the United States and Canada. The increase in domestic revenue in absolute dollars during the three and six month periods was a result of increased shipments of Maxtor branded products to retail customers and enterprise products to major OEM customers. This increase was partially offset by reduced shipments of digital entertainment products to regional OEMs.
      International revenue in the three months ended July 2, 2005 represented 65.3% of total sales compared to 64.3% of total sales in the corresponding period in fiscal year 2004. In the three months ended July 2, 2005, international revenue was comprised of 49.0% in Europe, Middle East and Africa, 48.3% in Asia Pacific and Japan and 2.7% in Latin America and other regions. In the three months ended June 26, 2004, international revenue was comprised of 46.8% in Europe, Middle East and Africa, 51.4% in Asia Pacific and Japan and 1.8% in Latin America and other regions.
      International revenue in the six months ended July 2, 2005 represented 67.2% of total sales compared to 66.4% of total sales in the corresponding period in fiscal year 2004. In the six months ended July 2, 2005, international revenue was comprised of 52.0% in Europe, Middle East and Africa, 45.9% in Asia Pacific and Japan and 2.1% for Latin America and other regions. In the six months ended June 26, 2004, international revenue was comprised of 51.5% in Europe, Middle East and Africa, 47.3% in Asia Pacific and Japan and 1.2% in Latin America and other regions.
      Sales to Europe, Middle East and Africa in the three months ended July 2, 2005 and June 26, 2004 represented 32.0% and 30.1% of total revenue, respectively. In absolute dollars, sales to Europe, Middle East and Africa increased 19.9% during the three months ended July 2, 2005. Sales to Europe, Middle East and Africa in the six months ended July 2, 2005 and June 26, 2004 represented 35.0% and 34.2% of total revenue, respectively. In absolute dollars, sales to Europe, Middle East and Africa increased 11.2% during the six months ended July 2, 2005. The increase in European sales in absolute dollars and as a percentage of revenues during the three and six month periods was a result of increased demand for our enterprise products with major and regional OEM customers and growth in sales of our Maxtor branded products. This was partially offset by decreased shipments of desktop products to our digital entertainment customers.
      Sales to Asia Pacific and Japan in the three months ended July 2, 2005 and June 26, 2004 represented 31.5% and 33.0% of total revenue, respectively. In absolute dollars, sales to Asia Pacific and Japan increased 7.9% during the three months ended July 2, 2005. Sales to Asia Pacific and Japan in the six months ended July 2, 2005 and June 26, 2004 represented 30.8% and 31.4% of total revenue, respectively. In absolute dollars, sales to Asia Pacific and Japan increased 6.5% during the six months ended July 2, 2005. The increase in sales to Asia and Japan in absolute dollars during the three and six month periods was the result of increased sales of our desktop and enterprise products to regional distribution and major OEM customers partially offset by a reduction in sales of desktop products to regional OEM customers.

      Cost of Revenues; Gross Profit. Gross profit increased to $121.8 million in the three months ended July 2, 2005, compared to $72.5 million for the corresponding three months in fiscal year 2004. This represented an overall increase in gross profit of $49.3 million. As a percentage of revenue, gross profit increased to 13.2% in the three months ended July 2, 2005 from 8.9% in the corresponding three months of fiscal year 2004. The increase in gross profit, both as a percentage of revenue and actual dollars during the three months ended July 2, 2005, was primarily due to the impact of an increase in unit volume along with an increase in product capacity mix for a total impact of $75.3 million. This increase in volume and mix was offset by a decline in average selling prices (“ASP”) of $76.5 million. These two revenue related factors together accounted for a net decline in gross profit of $1.2 million which were then offset by favorable cost reductions to achieve the overall gross profit increase of $49.3 million. Additionally, gross profit in the second quarter of 2005 as compared to the second quarter of 2004 was unfavorably impacted by $1.2 million or 0.1%, primarily from increased warranty charges of $7.2 million, due to an increased installed base, partially offset by a net decrease in estimated return and repair rates, including specific customer claims, of $6.0 million.
      We achieved net product cost reductions of $51.7 million. These net product cost reductions included materials cost reductions of $46.1 million. Other productivity improvements contributed an increase of $5.6 million to gross profit.
      Gross profit increased to $238.2 million in the six months ended July 2, 2005, compared to $226.2 million for the corresponding six months in fiscal year 2004. This represented an overall increase in gross profit of $12.0 million. As a percentage of revenue, gross profit decreased to 11.9% in the six months ended July 2, 2005 from 12.3% in the corresponding six months of fiscal year 2004.
      The change in gross profit during the six months ended July 2, 2005 was primarily due to the decline in ASPs of $267.9 million. This decline in ASP was partially offset by the impact of an increase in product capacity mix and increased unit volume for a total impact of $165.7 million. These two factors together accounted for a net decline in gross profit of $102.2 million. Offsetting this $102.2 million decline were net product cost reductions of $114.2 million. These net product cost reductions included materials cost reductions of $117.5 million and a gross profit improvement of $18.0 million due to our Singapore and China plants operating at greater capacity. These benefits were offset by an unfavorable warranty impact of $30.2 million that was primarily driven by specific claims received from customers for additional warranty costs during the first quarter of 2005 and increased charges to operations. This negatively impacted the gross margin percentage by 1.6%. Other productivity improvements contributed an increase of $8.9 million to gross profit.

Operating Expenses

	Three Months Ended			Six Months Ended

	July 2,	June 26,		July 2,	June 26,
	2005	2004	Change	2005	2004	Change

	(In millions)			(In millions)
Research and development	$68.3	$79.2	$(10.9)	$146.9	$162.5	$(15.6)
Selling, general and administrative	$37.2	$33.1	$4.1	$74.5	$66.0	$8.5
Amortization of intangible assets	$0.2	$5.1	$(4.9)	$0.4	$25.9	$(25.5)
Restructuring charges	$0.7	$—	$0.7	$14.6	$—	$14.6
As a percentage of revenue:
Research and development	7.4%	9.7%		7.4%	8.8%
Selling, general and administrative	4.0%	4.0%		3.7%	3.6%
Amortization of intangible assets	0.0%	0.6%		0.0%	1.4%
Restructuring charges	0.1%	0.0%		0.7%	0.0%
      Research and Development. (“R&D”). R&D expense in the three months ended July 2, 2005 was $68.3 million, or 7.4% of revenue, compared to $79.2 million, or 9.7% of revenue in the corresponding period in fiscal year 2004. R&D expenses decreased by $10.9 million, or 13.8%, in the three month period ended July 2, 2005 compared to the corresponding period in fiscal year 2004. The decrease in R&D expenses was primarily due to decreases in compensation, expensed parts, and technology support. Compensation decreased $4.2 million due to a reduction in headcount. The decrease of $2.9 million in expensed parts was attributable to the inclusion of development costs in 2004 related to a 2.5-inch product line which was discontinued at the end of 2004. In addition, parts purchased in the first quarter of 2005 were sufficient to meet requirements for the second quarter, thereby reducing expenses for the current quarter. Technology support costs improved by $2.6 million as a result of in-sourcing our IT support function. Depreciation and other expenses decreased $1.2 million.
      R&D expense in the six months ended July 2, 2005 was $146.9 million, or 7.4% of revenue, compared to $162.5 million and 8.8% of revenue in the corresponding period in fiscal year 2004. R&D expenses decreased by $15.6 million, or 9.6%, in the six month period ended July 2, 2005 compared to the corresponding period in fiscal year 2004. The decrease in R&D expenses was primarily due to decreases in compensation, expensed parts, technology support, and depreciation. The decrease in compensation of $8.6 million resulted from a reduction in headcount. Technology support costs improved by $2.7 million due to in-sourcing our IT support function. As a result of decreased capital spending in 2005, depreciation declined by $2.8 million. The decrease of $1.4 million in expensed parts was attributable to the inclusion of development costs in 2004 related to a 2.5-inch product line which was discontinued at the end of 2004. Other expenses decreased by $0.1 million.
      Selling, General and Administrative (“SG&A”). SG&A expense in the three months ended July 2, 2005 was $37.2 million, or 4.0% of revenue, compared to $33.1 million, or 4.0% of revenue in the corresponding period in fiscal year 2004. SG&A expenses increased by $4.1 million, or 12.4%, in the three month period ended July 2, 2005 compared to the corresponding period in fiscal year 2004. The increase in SG&A expenses was primarily due to increases in compensation, services, marketing expense, travel, and bad debt expense, offset by reduced technology support costs. Compensation increased by $0.7 million primarily due to headcount increases and more vacation usage in 2004. The $0.7 million additional services expense was a result of additional SEC filings in 2005. We continued to invest in Maxtor branded products resulting in increased marketing spend of $1.8 million and travel expense of $0.8 million. Bad debt expense increased by $0.8 million due to increases in the past due aging amounts. Technology support costs offset these increases, improving by $0.7 million as a result of in-sourcing our IT support function.
      SG&A expense in the six months ended July 2, 2005 was $74.5 million, or 3.7% of revenue, compared to $66.0 million and 3.6% of revenue in the corresponding period in fiscal year 2004. SG&A expenses increased by $8.5 million, or 12.9%, in the six month period ended July 2, 2005 compared to the corresponding period in fiscal year 2004. The increase in SG&A expense was primarily due to increases in compensation, marketing costs, expensed parts, and bad debt expense, offset by reduced technology costs. The $3.2 million increase in compensation reflected an increase in headcount. Marketing costs increased by $2.8 million due to continued investment in Maxtor branded products. The $0.5 million increase in expensed parts was a result of additional customer qualification units being shipped. Bad debt expense increased by $3.1 million due to increases in the past due aging amounts. Technology support costs offset these increases, improving by $1.6 million as a result of in-sourcing our IT support function. All other expenses increased by $0.5 million.
      Restructuring Charge. Restructuring charges in the three and six months ended July 2, 2005 were $0.7 million and $14.6 million, respectively, or 0.1% and 0.7% of revenue, respectively, compared to zero in each of the corresponding periods in fiscal year 2004. During the three months ended April 2, 2005, an adjustment of $(0.3) million was made to the restructuring liability associated with our reduction in force of approximately 377 employees in the United States and Singapore that we had announced in July 2004. As of December 25, 2004, the Company incurred a total of $12.9 million of severance-related charges. As of July 2, 2005, the Company was substantially completed with this restructuring.
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
      During the three and six months ended July 2, 2005, the Company incurred $0.7 million and $2.6 million in severance-related charges associated with the Company’s reduction in force of approximately 125 employees in the United States, respectively, and $0 and $12.3 million related to approximately 3,000 employees in Singapore, respectively. The Company anticipates that the cash outflow from these charges will be approximately even over the four quarters commencing in the second quarter of 2005. In addition to the severance costs, we will also spend approximately $6.0 million in retention bonuses over a two year period, paid out as $1.5 million at the end of one year and $4.5 million at the end of the second year, recorded ratably over those periods. We expect to be substantially completed with the restructuring by the first quarter of 2006.
      Amortization of Intangible Assets. Amortization of other intangible assets represents the amortization of existing technology arising from our acquisitions of the Quantum HDD business in April 2001 and MMC in September 2001. The net book value of these intangibles at July 2, 2005 was $1.0 million. Amortization of other intangible assets in the three and six months ended July 2, 2005 was $0.2 million and $0.4 million compared to $5.1 million and $25.9 million in the corresponding periods of 2004. The decrease of $25.5 million during the six months ended July 2, 2005 compared to the corresponding period in 2004 was a result of decreased amortization of intangible assets related to the acquisition of the Quantum HDD business. Additionally, the Company recorded an impairment charge of $24.2 million related to acquired intangibles from the acquisition of the Quantum HDD business as of December 25, 2004. There was no impairment charge recorded for the three and six months ended July 2, 2005.
      Amortization of other intangible assets is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on intangible assets to be $0.4 million in the remainder of 2005 and $0.6 million in 2006, at which time the purchased intangible assets will be fully amortized.

Interest Expense, Interest Income and Other Gain (Loss)

	Three Months Ended			Six Months Ended

	July 2,	June 26,		July 2,	June 26,
	2005	2004	Change	2005	2004	Change

	(In millions)			(In millions)
Interest expense	$(7.7)	$(7.1)	$(0.6)	$(16.1)	$(16.1)	$—
Interest income	$2.3	$1.0	$1.3	$4.6	$2.4	$2.2
Income from litigation settlement	$—	$24.8	$(24.8)	$—	$24.8	$(24.8)
Other gain (loss)	$—	$—	$—	$(0.3)	$—	$(0.3)
As a percentage of revenue:
Interest expense	(0.8)%	(0.9)%		(0.8)%	(0.9)%
Interest income	0.2%	0.1%		0.2%	0.1%
Income from litigation settlement	0.0%	3.0%		0.0%	1.3%
Other gain (loss)	0.0%	0.0%		0.0%	0.0%
      Interest Expense. Interest expense increased $0.6 million in the three months compared to the corresponding period in fiscal year 2004. The increase in the three months ended July 2, 2005 was primarily due to increased interest expense related to our line of credit for the manufacturing facility in China, partially offset by decreased interest expense resulting from the repayment of our EDB loan in March 2005.
      Interest Income. Interest income increased $1.3 million and $2.2 million in the three months and six months ended July 2, 2005 compared to the corresponding periods in fiscal year 2004. The increase resulted primarily from increased investment income.
      Income from Litigation Settlement. On April 28, 2004, in connection with our suit against Koninklijke Philips Electronics N.V. and several other Philips-related companies in the Superior Court of California, County of Santa Clara, whereby the Company alleged that an integrated circuit chip supplied by Philips was defective and caused significant levels of failure of certain Quantum legacy products acquired as part of our acquisition of the Quantum HDD business, we entered into a settlement agreement with the other parties pursuant to which the parties dismissed the lawsuit with prejudice and we received a cash payment of $24.8 million, which was recorded as litigation settlement income in the three months ended June 26, 2004.

      Other Gain (Loss). Other gain (loss) was zero and $(0.3) in the three and six months ended July 2, 2005 compared to zero in the corresponding periods in fiscal year 2004. The loss in the six month period was due to the sale of equity investments.

Provision for Income Taxes

	Three Months Ended			Six Months Ended

	July 2,	June 26,		July 2,	June 26,
	2005	2004	Change	2005	2004	Change

	(In millions)			(In millions)
Income (loss) before provision for income taxes	$10.0	$(26.1)	$(36.1)	$(9.9)	$(17.1)	$7.2
Provision for income taxes	$0.5	$0.3	$0.2	$0.9	$0.6	$0.3
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
      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s acquisition of Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the Company’s acquisition of Quantum HDD, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We also agreed to indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods prior to our acquisition of Quantum HDD. This indemnity was originally limited to aggregate of $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross up payments (the “Tax Indemnity”). As of July 2, 2005, the Company had paid $8.6 million under this tax indemnity. On December 23, 2004, as a result of certain favorable developments concerning Quantum’s potential liability subject to the Tax Indemnity, the Company and Quantum amended the Tax Sharing and Indemnity Agreement, as part of a Mutual General Release and Global Settlement Agreement. Under the amended terms of the Tax Sharing and Indemnity Agreement, our remaining Tax Indemnity liability is limited to $8.8 million for all tax claims.
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
Liquidity and Capital Resources
      At July 2, 2005, we had $336.0 million in cash and cash equivalents, $14.3 million in restricted cash, $89.3 million in unrestricted marketable securities for a combined total of $439.6 million. In comparison, at December 25, 2004, we had $378.1 million in cash and cash equivalents, $24.5 million in restricted cash and $104.0 million in marketable securities for a combined total of $506.6 million. Cash and cash equivalents balance decreased $42.1 million and the combined balance decreased by $67.1 million during the six-month period ended July 2, 2005 due to primarily cash used in financing activities of $68.4 million, partially offset by cash generated from operations of $42.8 million during the six-month period ended July 2, 2005.

      We generated $42.8 million in cash from operations in the six-month period ended July 2, 2005. Our uses of cash for net working capital included decreases of net accounts receivable and other assets, partially offset by increases in inventories and accounts payable and other accrued expenses. Net accounts receivable decreased $21.4 million compared to December 2004 levels. Despite the decrease in account receivable, days sales outstanding (defined as net accounts receivables multiplied by the total of days in the quarter, divided by total net revenue) was consistent at 41 days compared to December 2004 due to a higher proportion of sales occurring toward the end of the current quarter. Other receivables decreased $24.7 million primarily due to decreased activity with a supplier for the manufacture of our products. Inventories were higher by $35.0 million at the end of the second quarter of 2005 compared to December 2004 as a result of lower than expected sales during the second quarter of 2005. Accounts payable and other accrued expenses increased during the six-month period for purchases and build up of inventory and deferment of payment for certain accounts payable.
      We expect severance-related payments in the remainder of 2005 associated with our restructuring activities to be approximately $7.5 million, of which $6.3 million is related to Singapore and $1.2 million is related to the United States. Additionally, we expect facilities-related payments in remainder of 2005 associated with our restructuring activities to be approximately $5.4 million.
      We used $16.4 million in net cash for investing activities during the six-month period ended July 2, 2005. Our investments were primarily in property, plant and equipment of $59.3 million to support the new manufacturing capacity added in 2005. This was offset by sales and maturities (net of purchases) of marketable securities of $14.4 million, and a decrease in restricted assets of $28.4 million primarily as a result of the repayment of the EDB loan. During 2005, capital expenditures are expected to aggregate approximately $175 million, primarily used for manufacturing expansion and upgrades, product development and updating our information technology systems.
      We used $68.4 million in net cash for financing activities during the six-month period ended July 2, 2005. The major financing use of cash was for the repayment of $50 million of asset-backed borrowing, which we repaid in full during the current quarter. Other financing uses of cash included repayments of our debt and short-term borrowings of $28.3 million and capital lease obligations of $2.3 million. This was offset by $12.2 million in proceeds from the sale of shares pursuant to employee stock plans.
      We believe that our existing cash and cash equivalents, short-term investment and capital resources, together with cash generated from operations and available borrowing capacity will be sufficient to fund our operations through at least the next twelve months. We require substantial working capital to fund our business, particularly to establish our manufacturing facility in China and to relocate the majority of our media production to Thailand starting in 2006. If we need additional working capital, there can be no assurance that such additional financing can be obtained, or that it will be available on satisfactory terms. Our ability to generate cash will depend on, among other things, demand in the hard disk drive market and pricing conditions.
      At July 2, 2005 the Company held cash and marketable securities of approximately $321.9 million in foreign jurisdictions. We estimate that as of such date, repatriation of this amount would have resulted in net tax liability of approximately $5.3 million after utilization of our available net operating losses.

Contractual Obligations
      Payments due under known contractual obligations as of July 2, 2005 are reflected in the following table (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years(1)(2)	5 Years(1)(2)

Long-term Debt	$380,765	$18,035	$28,699	$300,000	$34,031
Interest Payments	110,411	22,757	42,182	39,434	6,038
Capital Lease Obligations	3,800	3,773	22	5	—
Interest Payments	53	52	1	—	—
Operating Leases(3)	261,163	35,427	65,086	61,856	98,794
Purchase Obligations(4)	797,347	792,090	5,257	—	—

Total	$1,553,539	$872,134	$141,247	$401,295	$138,863

(1)	Does not include $73 million which may be borrowed under a facility in a U.S.-dollar-denominated loan, to be secured by our facilities in Suzhou, China, drawable until April 2007 and repayable in eight semi-annual installments commencing October 2007; the borrowings under this facility will bear interest at LIBOR plus 50 basis points (subject to adjustment to 60 basis points).

(2)	Does not include $67 million which we are obligated to contribute to our China subsidiary to allow drawdown under the facilities described under footnote (1).

(3)	Includes future minimum annual rental commitments, including amounts accrued as restructuring liabilities as of July 2, 2005.

(4)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. The expected timing of payment of the obligations set forth above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
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
      We have agreed to invest $200 million over the next five years to establish a manufacturing facility in Suzhou, China, and we have secured credit lines with the Bank of China to be used for the construction and working capital requirements of this operation. The remainder of our commitment will be satisfied primarily with the transfer of manufacturing assets from Singapore or from our other manufacturing site. MTS has drawn down $60 million as of July 2, 2005. MTS is required to maintain a maximum liability to assets ratio and a minimum earnings to interest expense ratio, the first ratio to be tested annually commencing in December 2004 and the latter ratio to be tested annually commencing in December 2005. MTS was in compliance with all covenants as of December 25, 2004. We do not expect to draw down any further funding under this facility.

CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE
We have a history of significant losses.
      We have a history of significant losses. In the last five fiscal years, we were profitable in only fiscal years 2000 and 2003. For the fiscal year ended December 25, 2004, our net loss was $183.4 million and for the quarterly period ended July 2, 2005, our net income was $9.4 million. As of July 2, 2005, we had an accumulated deficit of $1,805.9 million. While we were profitable in the second quarter of 2005, we may continue to experience losses in the future and may not return to profitability for a full fiscal year.

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
      The desktop computer market segment and the overall hard disk drive market are intensely competitive even during periods when demand is stable. We compete primarily with manufacturers of 3.5-inch hard disk drives, including Fujitsu, Hitachi Global Storage, Samsung, Seagate Technology and Western Digital. Many of our competitors historically have had a number of significant advantages, including larger market shares, a broader product line, preferred vendor status with customers, extensive name recognition and marketing power, and significantly greater financial, technical and manufacturing resources. Some of our competitors make many of their own components, which may provide them with benefits including lower costs. Others may themselves or through affiliated entities produce complete computer or other systems that contain disk drives or other information storage products, enabling them to determine pricing for complete systems without regard to the margins on individual components. In addition, because components other than disk drives generally contribute a greater portion of the operating margin on a complete system than do disk drives, these manufacturers of complete systems do not necessarily need to realize a profit on the disk drives included in a system. Our competitors may also:

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
      Our revenue growth and profitability depend significantly on the overall demand for desktop computers and related products and services. Because we sell a significant portion of our products to the desktop segment of the personal computer industry, we will be affected more by changes in market conditions for desktop computers than a company with a broader range of products. End-user demand for the computer systems that contain our hard disk drives has historically been subject to rapid and unpredictable fluctuations. Demand in general for our products may be reduced by a shift to smaller form factor rigid disk drives. Any decrease in the demand for desktop computers could reduce the demand for our products, harming our business, financial condition and operating results.

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
      We have taken, and continue to take, various actions to attempt to improve operating efficiencies at Maxtor through restructuring. These activities have included closures and transfers of facilities and significant personnel reductions. For example, in our fourth quarter of 2004 we announced plans to reduce our U.S. headcount by up to 200 persons in 2005, to move manufacturing of additional desktop products from Singapore to China, consolidating our Singapore manufacturing into one facility by the end of 2005, and plans to relocate the majority of our media production to Thailand starting in 2006. We continue to look at opportunities for further cost reductions, which may result in additional restructuring activities in the future. We cannot assure you that our efforts will result in the increased profitability, cost savings or other benefits that we expect. Many factors, including reduced sales volume and average selling prices, which have impacted gross margins in the past, and the addition of, or increase in, other operating expenses, may offset some or all of our anticipated or estimated savings. Moreover, the reduction of personnel and closure and transfers of facilities may result in disruptions that affect our products and customer service. In addition, the transfer of manufacturing capacity of a product to a different facility frequently requires qualification of the new facility by some of our OEM customers. We cannot assure you that these activities and transfers will be implemented on a cost-effective basis without delays or disruption in our production and without adversely affecting our customer relationships and results of operations. Each of the above measures could have long-term adverse effects on our business by reducing our pool of technical talent, decreasing our employee morale, disrupting our production schedules or impacting the quality of products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could adversely affect our business and operating results.

If we do not expand into new hard drive markets, our revenues will suffer.
      To remain a significant supplier of hard disk drives to major manufacturers of personal computers, consumer electronics and Intel-based servers, we will need to offer a broad range of hard disk drive products to our customers. Although almost all of our current products are designed for the desktop computer and the Intel-based server markets, demand in these markets may shift to products we do not offer or volume demand may shift to other markets. Such markets may include laptop computers or handheld consumer products, which none of our products currently serves. Many other hard disk drives suppliers compete in these additional parts of the market, including Cornice, Inc., Fujitsu, Hitachi Global Storage, GS Magicstor Inc., Samsung, Seagate Technology, Toshiba and Western Digital, and because these competitors compete in a broader range of the market, they may not be as impacted by declines in demand or average selling prices in desktop products. Improvements in areal density and increases in sales of notebook computers are resulting in a shift to smaller form factor rigid disk drives for an expanding number of applications, including enterprise storage, personal computers and consumer electronic devices. We will need to successfully develop and manufacture new products that address additional hard disk drive markets to remain competitive in the hard disk drive industry. Although we are continuing our development efforts in the small form factor market there can be no assurance that we will successfully develop and introduce a small form factor product in a timely fashion. If we do not suitably adapt our technology and product offerings to successfully develop and introduce additional smaller form factor rigid disk drives, we may not be able to effectively compete and our revenues will suffer. Products using alternative technologies, such as optical storage, semiconductor memory and other storage technologies, may also compete with hard disk drive products in such markets.

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

If we do not expand into new technologies, our revenues will suffer.
      To remain a significant supplier of hard disk drives to major manufacturers of personal computers, consumer electronics and Intel-based servers, and to expand into supplying manufacturers of laptop computers or handheld consumer products, we may need to develop new technologies. Many other hard disk drives suppliers compete in the development of such new technologies, including Cornice, Inc., Fujitsu, Hitachi Global Storage, GS Magicstor Inc., Samsung, Seagate Technology, Toshiba and Western Digital, and they may be better funded or more advanced in their technological developments. Improvements in areal density may require development of perpendicular magnetic recording technology. Improvements in time to market, time to volume, and cost of goods may require development of a greater number of common design elements and components for use in multiple future products. There can be no assurance that we will successfully develop and introduce such technologies in a timely fashion. If we do not suitably develop such technologies, we may not be able to effectively compete and our revenues will suffer.

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

We are subject to new environmental legislation enacted by the European Union; if we do not comply our sales could be adversely impacted.
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
      We depend on a limited number of qualified suppliers for components and subassemblies, including recording heads, media and integrated circuits. Currently, we purchase recording heads from two sources, digital signal processors/controllers from one source and spin/servo integrated circuits from two sources. We are in the process of developing a two-vendor supply strategy for digital signal processors/controllers, but we cannot assure you that such a transition would be successful or that the resulting model would be more effective than our current one-vendor model. Our internal media manufacturing capability cannot supply all of our media needs, and therefore we still purchase approximately 40% of our media from outside sources. The industry has been experiencing constraints in component supplies, particularly media and substrates. If one or more of our suppliers who provide sole or limited source components encounters business difficulties or ceases to sell components to us for any reason, we could have immediate shortages of supply for those components. If we cannot obtain sufficient quantities of high-quality parts when needed, product shipments would be delayed and our business, financial condition and operating results could suffer. We cannot assure you that we will be able to obtain adequate supplies of critical components in a timely and economic manner, or at all.

We purchase most of our components from third party suppliers, and may have higher costs or more supply chain risks than our competitors who are more vertically integrated.
      Unlike some of our competitors, we do not manufacture any of the parts used in our products other than about 60% of our media needs. Instead, our products incorporate parts and components designed by and purchased from third party suppliers. As a result, the success of our products depends on our ability to gain access to and effectively integrate parts and components that use leading-edge technology. To do so we must effectively manage our relationships with our strategic component suppliers. We must also effectively integrate different products from a variety of suppliers and manage difficult scheduling and delivery problems and in some cases we must incur higher delivery costs for components than incurred by our competitors.

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

If we have difficulties with the transition of manufacturing to China or a disaster occurs at one of our plants, our business, financial condition and operating results could suffer.
      Our Maxtor-owned facilities in Singapore and China are our only current sources of production for our hard disk drive products. We manufacture about 60% of our media needs in California. Our new manufacturing facility in China is intended to provide us with a low-cost manufacturing facility. The China facility has begun volume shipments, has begun to ramp production and has been qualified for production by most of our OEM customers. We are transitioning the manufacturing of more desktop products from Singapore to China during 2005. To successfully expand our China manufacturing operation, we need to recruit and hire a substantial number of employees, including both direct labor and key management personnel in China. Any delay or difficulty in qualifying our China facility’s production of various products with our customers, or any difficulties or delay in recruiting, hiring or training personnel in China, could interfere with the planned ramp in production at the facility, which could harm our business, financial condition and operating results. We are also planning to consolidate our manufacturing in Singapore into one facility by early 2006 and to relocate the majority of our media production to Thailand starting in 2006. Any difficulties or delays encountered in these transitions may adversely impact our business. In addition, a tsunami, flood, earthquake, political instability, act of terrorism or other disaster or condition that adversely affects our facilities or ability to manufacture our hard disk drive products could significantly harm our business, financial condition and operating results.

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
      We conduct most of our manufacturing and testing operations and purchase a substantial portion of our key parts outside the United States. In particular, currently manufacturing operations for our products are concentrated in Singapore and China, where our principal manufacturing operations are located. Such concentration of operations in Singapore and China will likely magnify the effects on us of any disruptions or disasters relating to those countries. In addition, we also sell a significant portion of our products to foreign distributors and retailers. As a result, we will be dependent on revenue from international sales. Inherent risks relating to our overseas operations include:

•	difficulties with staffing and managing international operations;

•	transportation and supply chain disruptions and increased transportation expense as a result of epidemics, terrorist activity, acts of war or hostility, increased security and less developed infrastructure;

•	economic slowdown and/or downturn in foreign markets;

•	international currency fluctuations;

•	political and economic uncertainty caused by epidemics, terrorism or acts of war or hostility;

•	legislative and regulatory responses to terrorist activity such as increased restrictions on cross-border movement of products and technology;

•	legislative, regulatory, police, or civil responses to epidemics or other outbreaks of infectious diseases such as quarantines, factory closures, or increased restrictions on transportation or travel;

•	general strikes or other disruptions in working conditions;

•	labor shortages;

•	political instability;

•	changes in tariffs;

•	generally longer periods to collect receivables;

•	unexpected legislative or regulatory requirements;

•	reduced protection for intellectual property rights in some countries;

•	significant unexpected duties or taxes or other adverse tax consequences;

•	difficulty in obtaining export licenses and other trade barriers;

•	seasonality;

•	increased transportation/shipping costs;

•	credit and access to capital issues faced by our international customers; and

•	compliance with European Union directives implementing strict mandates on electronic equipment waste and banning the use of certain materials in electronic manufacturing.
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
      Our new manufacturing plant in China began volume shipments in the second half of 2004. We also intend to expand our presence in the distribution channels serving China. Our business, financial condition and operating results may be adversely affected by changes in the political, social or economic environment in China. Under its current leadership, China has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the Chinese government will continue to pursue such policies or that such policies will not be significantly altered from time to time without notice. In addition, Chinese economic policies may fluctuate from time to time without notice and this fluctuation in policy may adversely impact our credit arrangements. Any changes in laws and regulations, or their interpretation, the imposition of surcharges or any material increase in Chinese tax rates, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our ability to conduct business and operate our planned manufacturing facility in China. Chinese policies toward economic liberalization, and, in particular, policies affecting technology companies, foreign investment and other similar matters could change. In addition, our business and prospects are dependent upon agreements and regulatory approval with various entities controlled by Chinese governmental instrumentalities. Our operations and prospects in China would be materially and adversely affected by the failure of such governmental entities to grant necessary approvals or honor existing contracts. If breached, any such contract might be difficult to enforce in China.
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
      In connection with our sale of the 6.8% convertible senior notes (the “Notes”) on May 7, 2003, we incurred $230 million of indebtedness, set to mature in April 2010. We will require substantial amounts of cash to fund semi-annual interest payments on the Notes, payment of the principal amount of the Notes upon maturity (or earlier upon a mandatory or voluntary redemption or if we elect to satisfy a conversion of the Notes, in whole or in part, with cash rather than shares of our common stock), as well as future capital expenditures, investments and acquisitions, payments on our leases and loans, and any increased working capital requirements. If we are unable to meet our cash requirements out of available funds, we may need to obtain alternative financing, which may not be available on favorable terms or at all. The degree to which we are financially leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control. If we do not generate sufficient cash flow from operations to repay the Notes at maturity, we could attempt to refinance the Notes; however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations under the Notes or the indenture could cause a default under agreements governing our other indebtedness.

Any failure to adequately protect and enforce our intellectual property rights could harm our business.
      Our protection of our intellectual property is limited. For example, we have patent protection on only some of our technologies. We may not receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. Moreover, the rights granted under any such patents may not provide us with any competitive advantages. In the case of products offered in rapidly emerging markets, such as consumer electronics, our competitors may file patents more rapidly or in greater numbers resulting in the issuance of patents that may result in unexpected infringement assertions against us. Finally, our competitors may develop or otherwise acquire equivalent or superior technology. We also rely on trade secret, copyright and trademark laws as well as the terms of our contracts to protect our proprietary rights. We may have to litigate to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. Trade secret protection is inherently difficult to maintain and rely upon, particularly given the extent and complexity of our supply chain and movement of technical employees to competitors.
      As we expand our branded business around the world, there may be jurisdictions in which there are trademark holders which seek to interrupt our export of products into those countries based on their trademark rights. Enforcing or defending our proprietary rights could be expensive and might not bring us timely and effective relief. We may have to obtain licenses of other parties’ intellectual property and pay royalties. If we are unable to obtain such licenses, we may have to stop production of our products or alter our products. In addition, the laws of certain countries in which we sell and manufacture our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our remedies in these countries may be inadequate to protect our proprietary rights. Any failure to enforce and protect our intellectual property rights could harm our business, financial condition and operating results.

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
      Our success depends upon the continued contributions of our executives and skilled employees, many of whom would be extremely difficult to replace. The loss of the services of one or more of our executive officers could also affect our ability to successfully implement our business objectives which could slow the growth of our business and cause our operating results to decline. Like many other technology companies, we have implemented workforce reductions that in some cases resulted in the termination of skilled employees who have substantial knowledge of our business. In addition, we have experienced significant turnover of our senior management over the last two years. These and any future workforce reductions may also adversely affect the morale of, and our ability to retain, skilled employees who have not been terminated, which may result in the further loss of skilled employees. We do not have key person life insurance on any of our personnel. Worldwide competition for executives and skilled employees in the hard disk drive industry is extremely intense. If we are unable to retain existing employees or to hire and integrate new employees, our business, financial condition and operating results could suffer. In addition, companies in the hard disk drive industry and other sectors whose employees accept positions with competitors often claim that the hiring organization has engaged in unfair hiring practices. We may be the subject of such claims in the future as we seek to hire qualified personnel and we could incur substantial costs defending ourselves against those claims.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.
      Material weaknesses were identified in our internal control over financial reporting as disclosed in our Annual Report on Form 10-K/A for the year ended December 27, 2003 filed on February 22, 2005 and subsequent periodic filings. Specifically, material weaknesses were identified with respect to our financial statement close process, including our review of complex, non-routine transactions. These material weaknesses contributed to post-closing adjustments and the resulting need to amend our financial statements. Our amendment of our previously released financial statements could diminish public confidence in the reliability of our financial statements, which could harm our business and our stock price. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting.
      We have taken and are taking steps to remediate the material weaknesses in our system of internal control over financial reporting, but we have not completed our remediation effort and there can be no assurance that we will completely remediate our material weaknesses such that we will be able to conclude that our internal control over financial reporting is effective.

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

We issued shares under our 1998 Employee Stock Purchase Plan that may not have been not exempt from registration or qualification under federal securities laws, and as a result, we may incur liability to repurchase such shares and may face additional potential claims.
      On July 7, 2005 we filed a registration statement with the Securities and Exchange Commission (the “SEC”) offering to repurchase up to 4,275,668 shares of our common stock from persons who purchased those shares from our 1998 Employee Stock Purchase Plan, which we refer to as our “ESPP,” that may not have been exempt from registration or qualification under the Securities Act of 1933, as amended (the

“Securities Act”). The registered rescission offer is being made to persons that purchased common stock from our ESPP on August 16, 2004 and February 15, 2005. The rescission offer is intended to address federal securities law compliance issues by allowing holders of shares covered by the rescission offer to sell those securities back to us at the original purchase price, plus eight percent interest. If this rescission offer is accepted in whole, we could be required to make aggregate payments to the holders of these shares of up to $13.6 million, excluding interest.
      The Securities Act does not expressly provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered or exempt from the registration requirements of the Securities Act. Accordingly, if an eligible ESPP participant affirmatively rejects or fails to accept our rescission offer, it is unclear whether or not the individual will have a right of rescission under Securities Act after the expiration of the rescission offer. The staff of the SEC takes the position that a person’s federal right of rescission may survive the rescission offer. However, federal courts in the past have ruled that a person who rejects or fails to accept a rescission offer is precluded from later seeking similar relief. Consequently, should any offerees reject the rescission offer, expressly or impliedly, we may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the shares have been sold until the federal statute of limitations for a violation of the Securities Act has lapsed. Generally, the federal statute of limitation for non-compliance with the requirement to register securities under the Securities Act is one year.

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
      The following table presents the hypothetical changes in fair values in the financial instruments held at July 2, 2005 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The hypothetical changes assume immediate shifts in the U.S. Treasury yield curve of plus or minus 50 basis points (“bps”), 100 bps, and 150 bps.

				Fair Value
				as of
				July 2,
	+150 bps	+100 bps	+50 bps	2005	-50 bps	-100 bps	-150 bps

	($000)
Financial Instruments	$88,480	$88,749	$89,011	$89,279	$89,546	$89,818	$90,086
% Change	(0.89)%	(0.59)%	(0.30)%		0.30%	0.60%	0.90%
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

				Fair Value
	Valuation of Security			as of	Valuation of Security
	Given X% Decrease in the			July 2,	Given X% Increase in the
	Security Price			2005	Security Price

	($000)
Corporate equity investments	$1,706	$2,558	$2,899	$3,411	$3,923	$4,264	$5,117
% Change	(50)%	(25)%	(15)%		15%	25%	50%

Item 4.	Controls and Procedures
Changes in Internal Control Over Financial Reporting
      As of December 25, 2004 and April 2, 2005, respectively, we identified material weaknesses in internal control over financial reporting in the following areas —

•	Application of generally accepted accounting principles related to the financial process for complex, non-routine transactions (purchase accounting entries relating to deferred taxes, goodwill and leases, and severance and facility accruals in connection with the establishment of restructuring reserves):

•	Lack of accounting personnel with sufficient skills and experience to ensure the accounting for complex, non-routine transactions is in compliance with generally accepted accounting principles; and

•	Insufficient formalized procedures to assure that complex, non-routine transactions have been reviewed by management or internal accounting personnel with technical accounting expertise

•	Data entry of journal entry for inventory and cost of goods sold:

•	Lack of communication of review responsibility for the review of the data entry of a journal entry for the recording of in-transit inventory; and

•	Ineffective reconciliation analysis in March 2005 of cost of goods sold as part of financial close process
      For information relating to the control deficiencies that resulted in the material weaknesses described above, please see the discussion under “Item 9A. Controls and Procedures — Management Report on Internal Control Over Financial Reporting” and “Item 4. Controls and Procedures” contained in our reports on Form 10-K/ A for the year ended December 25, 2004 and Form 10-Q/ A for the period ended April 2, 2005, respectively.
      The Company has taken the following remediation actions to address the material weaknesses in our internal control over financial reporting:

(A) Controls over the Application of Generally Accepted Accounting Principles Related to the Financial Reporting Process for Complex, Non-Routine Transactions
      As described in our 2004 Form 10-K/ A, the remediation plans committed by the Company to address the material weakness as to application of generally accepted accounting principles related to the financial reporting process for complex, non-routine transactions include supplementing the Company’s staff as needed with additional accounting personnel and outside contractors with the technical accounting expertise necessary to evaluate and document complex, non-routine transactions, reorganizing the accounting and finance department and revising processes and procedures to assure the review by senior management of the accounting and related documentation for complex, non-routine transactions.
      The Company began the execution of its remediation plans in the fourth quarter of 2004 as described below:

•	During the quarter ended December 25, 2004, the Company filled the then vacant position of Chief Financial Officer and appointed an Operations Controller to provide leadership and review in the accounting function. The Company also established the previously outsourced internal audit function in-house, led by a senior executive.

•	During the first quarter of 2005, the Company appointed a Corporate Controller and Principal Accounting Officer to replace the former Corporate Controller who resigned. The Company also effected a reorganization of its accounting and finance department and implemented revised policies and procedures to ensure early involvement and adequate evaluation of complex, non-routine transactions by accounting personnel with technical expertise and review by senior management of the results of the accounting evaluation.

•	In the second quarter of 2005, the Company continued to enhance its accounting staffing, including the hiring of key accounting personnel with requisite technical accounting expertise. The addition of the accounting staff in this quarter completed the planned remediation steps.
      As of the end of the second quarter, the planned remediation actions had been substantially completed. However, many of the additional staff are new to the Company and have not been in place for more than, at most, a few months. Accordingly, management continues to monitor closely the remediated controls and procedures and has added additional reviews and monitoring procedures, including the detailed review by senior managers of complex accounting transactions. These additional reviews and monitoring processes are mitigating steps above and beyond the continuing functioning of internal controls and were added during the second quarter of fiscal 2005 to ensure accounting personnel who are recent hires are provided adequate supervision and review in the areas for which they are responsible. Management does not anticipate these additional reviews and monitoring procedures will continue beyond the third or fourth quarter of 2005.
      While the Company believes the additional, temporary reviews and monitoring procedures management has instituted have reduced the risk of material error in the financial statements presented in this report to less than remote, the Company’s management believes that, absent these additional, temporary procedures the ability of the accounting staff to understand all the complex, non-routine transactions is not yet sufficiently mature to support an assessment of the deficiency in the Company’s ongoing system of internal control over financial reporting as other than material.
      The Company expects the testing of remediated controls and procedures relating to the application of generally accepted accounting principles to complex, non-routine transactions in the financial reporting process will be substantially completed by the end of fiscal year 2005. Management will continue to monitor closely the remediated plan and believes that our controls and procedures will continue to improve as a result of these measures.

(B) Controls Over Accuracy of Data Entry of Journal Entry For Inventory and Cost of Goods Sold
      As disclosed in Form 10-Q/ A for the period ended April 2, 2005, management had already implemented a process for the automatic upload to the general ledger system of journal entries already prepared, reviewed and approved, eliminating the data entry process for these accounts. In addition, effective April 2005, cost accounting was consolidated into Singapore, where the Company has a team of experienced cost accountants. Further, management had clarified and communicated the responsibilities of individual staff for verifying the complete and accurate posting of journal entries to the general ledger. In addition, journal entries are selected for independent confirmation by other financial management for completeness, validity and accuracy both in preparation and recording into the ledger.
      In the second quarter of fiscal 2005, consistent with management’s intention and plan, management completed its remediation steps of refining its reconciliation analysis procedure to ensure it is designed to detect material errors and updated its associated internal controls documentation.
      The Company has completed its testing of the remediated controls, which were found to be operating effectively at the end of the second quarter of 2005.
      Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Evaluation of Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report, because of the continuing material weakness related to complex, non-routine transactions.
      The Company believes that the Company’s changes to internal control over financial reporting, together with the additional temporary reviews and monitoring procedures instituted by the Company in the second quarter of 2005, have mitigated the control deficiencies with respect to the preparation of this Report and that these measures have been effective to ensure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported correctly. In particular, the Company’s management believes that the measures implemented to date provide reasonable assurance that the Company’s financial statements included in this Report are prepared in accordance with generally accepted accounting principles.

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
      At our annual meeting of stockholders held on May 13, 2005, the stockholders elected the nominees for Class I directors to our Board of Directors. The votes were as follows:

Nominee	For	Withheld Authority

Dr. C.S. Park	227,937,698	8,723,243
Charles F. Christ	196,297,257	40,363,684
Gregory E. Meyers	229,198,335	7,462,606
      Dr. Park, Mr. Christ and Mr. Meyer’s terms will expire at the 2008 annual meeting. The following Directors’ terms of office continue until the annual meeting indicated: Charles M. Boesenberg and Michael R. Cannon (Class III term expires at the 2007 annual meeting) and Charles Hill and Richard E. Allen (Class II term expires at the 2006 annual meeting).
      The following matter was also submitted to and approved by a vote of the stockholders with the results of the voting being as shown:
Proposal to adopt the 2005 Performance Incentive Plan

For	151,613,144
Against	38,267,568
Abstained	871,179
Broker Non-Vote	45,909,050
      The following matter was also submitted to and approved by a vote of the stockholders with the results of the voting being as shown:
Proposal to amend the 1998 Employee Stock Purchase Plan

For	163,928,080
Against	25,937,101
Abstained	886,710
Broker Non-Vote	45,909,050
      The following matter was also submitted to and approved by a vote of the stockholders with the results of the voting being as shown:
      Proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 25, 2005:

For	234,023,541
Against	2,550,954
Abstained	86,446

Item 5.	Other Information
      None

Item 6.	Exhibits
      See Index to Exhibits at the end of this report.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

MAXTOR CORPORATION

By	/s/ DUSTON M. WILLIAMS

Duston M. Williams
Executive Vice President, Finance
and Chief Financial Officer
Date: August 2, 2005

EXHIBIT INDEX

Exhibit
Number	Description

10.1	2005 Performance Incentive Plan effective May 13, 2005, including forms of: (i) Restricted Stock Agreement for Section 16 Insiders; (ii) Restricted Stock Agreement for Non-Section 16 Insiders; (iii) Restricted Stock Units Agreement for Non-US Participants; (iv) Restricted Stock Units Agreement for US Participants; (v) Restricted Stock Units Agreement for Section 16 Insiders; (vi) Stock Option Agreement; (vii) Stock Option Agreement for Non-US Participants; (viii) Notice of Grant of Stock Option for Non-US Participants; (ix) Notice of Grant of Stock Option; (x) Notice of Grant of Restricted Stock; (xi) Notice of Grant of Restricted Stock Units for Non-US Participants; and (xii) Notice of Grant of Restricted Stock Units.**

10.2	1998 Employee Stock Purchase Plan, as amended by the Board of Directors through March 7, 2005(1)**

10.3	Supply Agreement dated October 6, 2003 between Maxtor Corporation and Komag, Inc. as amended by Addendum to Business Agreement dated July 8, 2005.***

31.1	Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract, or compensatory plan or arrangement.

***	This exhibit (or portions thereof) has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

(1)	Incorporated by reference to exhibit of Form 8-K filed May 19, 2005.