Form 10-Q
period 2005-10-01
MAXTOR CORP
filed 2005-11-04
CIK 711039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 1, 2005

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
(408) 894-5000
      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of October 31, 2005, 254,037,158 shares of the registrant’s Common Stock, $.01 par value, were issued and outstanding.

MAXTOR CORPORATION
FORM 10-Q
October 1, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
MAXTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1,	December 25,
	2005	2004

	(Unaudited)
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$455,821	$378,065
Restricted cash	16,574	24,561
Marketable securities	88,001	103,969
Accounts receivable, net of allowance of doubtful accounts of $13,600 at October 1, 2005 and $8,228 at December 25, 2004	433,713	425,528
Other receivables	17,707	40,838
Inventories	256,969	229,410
Prepaid expenses and other	44,648	36,336

Total current assets	1,313,433	1,238,707
Property, plant and equipment, net	355,573	347,934
Goodwill	489,482	489,482
Other intangible assets, net	798	1,450
Other assets	48,259	30,168

Total assets	$2,207,545	$2,107,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$6,084	$82,561
Accounts payable	676,763	674,947
Accrued and other liabilities	320,815	324,369

Total current liabilities	1,003,662	1,081,877
Long-term debt, net of current portion	575,774	382,570
Other liabilities	66,796	66,695

Total liabilities	1,646,232	1,531,142
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 267,267,605 shares issued and 254,021,867 shares outstanding at October 1, 2005 and 263,413,578 shares issued and 250,167,840 shares outstanding at December 25, 2004	2,673	2,634
Additional paid-in capital	2,442,822	2,429,551
Accumulated deficit	(1,822,850)	(1,795,183)
Cumulative other comprehensive income	3,607	4,536
Treasury stock (13,245,738 shares) at cost	(64,939)	(64,939)

Total stockholders’ equity	561,313	576,599

Total liabilities and stockholders’ equity	$2,207,545	$2,107,741

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
	(In thousands, except share and per share amounts)
Net revenues	$926,485	$927,204	$2,920,815	$2,765,146
Cost of revenues	823,608	868,983	2,579,741	2,480,682

Gross profit	102,877	58,221	341,074	284,464
Operating expenses:
Research and development	71,415	76,776	218,284	239,319
Selling, general and administrative	35,864	35,159	110,382	101,201
Amortization of intangible assets	216	5,052	652	30,941
Restructuring charges	4,238	31,393	18,802	31,393

Total operating expenses	111,733	148,380	348,120	402,854

Loss from operations	(8,856)	(90,159)	(7,046)	(118,390)
Interest expense	(11,105)	(7,576)	(27,179)	(23,649)
Interest income	3,123	1,276	7,772	3,646
Income from litigation settlement	—	—	—	24,750
Other gain	345	13	95	67

Loss before income taxes	(16,493)	(96,446)	(26,358)	(113,576)
Provision of (benefit for) income taxes	457	(1,300)	1,309	(709)

Net loss	$(16,950)	$(95,146)	$(27,667)	$(112,867)

Net loss per share — basic and diluted	$(0.07)	$(0.38)	$(0.11)	$(0.46)
Shares used in per share calculation — basic and diluted	253,668,613	248,728,113	252,863,210	247,611,347
The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	October 1,	September 25,
	2005	2004

	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(27,667)	$(112,867)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	111,159	105,789
Amortization of intangible assets	652	30,941
Write-off of unamortized issuance cost on convertible senior notes repurchase	1,875	—
Stock-based compensation expense	171	218
Restructuring charge, net	18,700	24,502
Loss on sale of property, plant and equipment	575	1,238
Gain on retirement of bond	(434)	—
Other	69	—
Changes in assets and liabilities:
Accounts receivable	(8,185)	138,236
Other receivables	23,131	(6,129)
Inventories	(27,559)	(33,049)
Prepaid expenses and other assets	(38,926)	(3,168)
Accounts payable	(7,604)	(31,625)
Accrued and other liabilities	(22,153)	(140,396)

Net cash provided by (used in) operating activities from continuing operations	23,804	(26,310)
Net cash used in discontinued operations	—	(798)

Net cash provided by (used in) operating activities	23,804	(27,108)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	32	750
Purchase of property, plant and equipment	(109,985)	(139,743)
Decrease (increase) in restricted assets	26,086	(7,108)
Maturities and sales of marketable securities	73,304	37,769
Purchase of marketable securities	(57,597)	(60,168)

Net cash used in investing activities	(68,160)	(168,500)

Cash Flows from Financing Activities:
Borrowings under convertible senior notes, net of issuance costs	317,812	—
Proceeds from issuance of debt, including short-term borrowings	—	54,655
Principal payments of debt including short-term borrowings	(28,276)	(4,238)
Principal payments under capital lease obligations	(4,992)	(12,431)
Repayment of mortgages	(31,734)	—
Repurchase of convertible senior notes	(93,837)	—
Net proceeds from receivable-backed borrowing	—	49,748
Repayment of receivable-backed borrowing	(50,000)	(50,000)
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	13,139	18,523

Net cash provided by financing activities	122,112	56,257

Net change in cash and cash equivalents	77,756	(139,351)
Cash and cash equivalents at beginning of period	378,065	530,816

Cash and cash equivalents at end of period	$455,821	$391,465

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$16,350	$17,880
Income taxes	$1,676	$3,334
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$14,200	$5,961
Retirement of debt in exchange for bond redemption	$5,000	$5,000
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

Reclassifications
      Certain items previously reported in specific financial statement captions have been reclassified to conform to the quarter ended October 1, 2005 presentation.

Fiscal Calendar
      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, the three-month periods ended October 1, 2005 and September 25, 2004 each comprised 13 weeks, respectively. The nine-month periods ended October 1, 2005 and September 25, 2004 comprised 40 weeks and 39 weeks, respectively. The current fiscal year ends on December 31, 2005. All references to years represent fiscal years unless otherwise noted.

2.	Recent Accounting Pronouncements
      In September 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 discusses whether inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined and treated as a nonmonetary exchange and addresses (a) under what circumstances should two or more transactions with the same counterparty (counterparties) be viewed as a single nonmonetary transaction within the scope of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”) and Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB 29” (“FAS 153”) and (b) if nonmonetary transactions within the scope of APB 29 and FAS 153 involve inventory, are there any circumstances under which the transactions should be recognized at fair value. The pronouncement is effective for new inventory arrangements entered into, or modifications or renewals of existing inventory arrangements occurring in interim or annual reporting periods beginning after March 15, 2006. The Company does not expect that this pronouncement will have a material effect on its financial statements.

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP FAS 13-1”) which requires companies to expense rental costs associated with ground or building operating leases that are incurred during the construction period. FSP FAS 13-1 is effective in first reporting period beginning after December 15, 2005. The Company does not expect that this pronouncement will have a material effect on its financial statements.
      In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP FAS 123(R)-2”). FSP FAS 123(R)-2 provides guidance on the application of grant date as defined in FAS 123(R), “Share-Based Payment” and shall be applied upon initial adoption of FAS 123(R). As a practical accommodation, FSP FAS 123(R)- 2 provides that assuming all other criteria have been met, a mutual understanding of the key terms and conditions of an equity award to an individual employee shall presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements. The Company expects to apply FSP FAS 123(R)-2 upon adoption of FAS 123(R). The Company does not expect FSP FAS 123(R)-2 will have a material effect on its financial statements.

3.	Stock-Based Compensation
      The Company continues to use the intrinsic value method for its stock option plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for employee stock options until required otherwise by FASB Statement No. 123-(R). The alternative fair-value accounting methods provided under SFAS 123 require the use of option valuation models, such as the Black-Scholes option-pricing model used by the Company.
      The interim pro forma information under SFAS 123, as amended by SFAS 148, is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004

Net loss, as reported	$(16,950)	$(95,146)	$(27,667)	$(112,867)
Add: Stock-based employee compensation expense included in net loss	88	36	171	218
Deduct: Total stock-based compensation expense determined under fair value method for all awards	3,550	7,479	10,923	17,197

Pro forma net loss	$(20,412)	$(102,589)	$(38,419)	$(129,846)

Net loss per share
As reported — basic and diluted	$(0.07)	$(0.38)	$(0.11)	$(0.46)
Pro forma — basic and diluted	$(0.08)	$(0.41)	$(0.15)	$(0.52)
      The fair value of option grants has been estimated on the date of grant using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended

	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004

Risk-free interest rate	4.06%	3.51%	3.92%	3.51%
Weighted average expected life	4.5 years	4.5 years	4.5 years	4.5 years
Volatility	71%	72%	71%	72%
Dividend yield	—	—	—	—

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of employee stock purchase plan option grants has been estimated on the date of grant using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended

	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004

Risk-free interest rate	2.86%	1.77%	2.86%	1.77%
Weighted average expected life	0.5 years	0.6 years	0.5 years	0.6 years
Volatility	74%	73%	74%	73%
Dividend yield	—	—	—	—
      No dividend yield is assumed as the Company has not paid dividends and has no plans to do so.

4.	Balance Sheet Data

	October 1,	December 25,
	2005	2004

	(In thousands)
Inventories:
Raw materials	$93,095	$79,904
Work-in-process	51,062	57,800
Finished goods	112,812	91,706

	$256,969	$229,410

Prepaid expenses and other:
Prepaid expenses	$10,143	$11,913
Asset held for sale	8,750	8,200
Vendor down payment	14,170	—
Investments in equity securities, at fair value	4,307	10,042
Other	7,278	6,181

	$44,648	$36,336

Property, plant and equipment:
Machinery and equipment	$673,167	$659,324
Buildings	170,072	155,172
Leasehold improvements	90,841	91,571
Software	86,736	86,014
Furniture and fixtures	29,161	27,604

	$1,049,977	$1,019,685
Less accumulated depreciation and amortization	(694,404)	(671,751)

Property, plant and equipment, net	$355,573	$347,934

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 1,	December 25,
	2005	2004

	(In thousands)
Accrued and other liabilities:
Accrued warranty	$184,290	$185,940
Accrued payroll and payroll-related expenses	60,580	59,524
Restructuring liabilities, short-term	16,859	9,707
Income taxes payable	7,561	7,605
Accrued expenses	51,525	61,593

	$320,815	$324,369

5.	Goodwill and Other Intangible Assets
      As of October 1, 2005, goodwill amounted to $489.5 million. Purchased other intangible assets are carried at cost less accumulated amortization. The Company evaluated its intangible assets and determined that all such assets have determinable lives. Amortization is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on other intangible assets to be $0.2 million in the remainder of fiscal 2005 and $0.6 million in fiscal 2006, at which time purchased intangible assets will be fully amortized. Amortization of other intangible assets was $0.2 million and $0.7 million for the three and nine months ended October 1, 2005 and $5.1 million and $30.9 million for the three and nine months ended September 25, 2004, respectively.

		October 1, 2005				December 25, 2004

	Useful	Gross				Gross
	Life	Carrying	Accumulated	Asset		Carrying	Accumulated	Asset
	(Years)	Amount	Amortization	Impairment	Net	Amount	Amortization	Impairment	Net

		(In thousands)				(In thousands)
Goodwill		$489,482	—	—	$489,482	$489,482	—	—	$489,482

Quantum HDD
Existing Technology
Core technology	5	$96,700	$(72,525)	$(24,175)	$—	$96,700	$(72,525)	$(24,175)	$—
Consumer electronics	3	8,900	(8,900)	—	—	8,900	(8,900)	—	—
High-end	3	75,500	(75,500)	—	—	75,500	(75,500)	—	—
Desktop	3	105,000	(105,000)	—	—	105,000	(105,000)	—	—
MMC Technology
Existing technology	5	4,350	(3,552)	—	798	4,350	(2,900)	—	1,450

Total other intangible assets		$290,450	$(265,477)	$(24,175)	$798	$290,450	$(264,825)	$(24,175)	$1,450

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Short-term Borrowings and Long-term Debt
      Short-term borrowings and long-term debt consist of the following (in thousands):

	October 1,	December 25,
	2005	2004

2.375% Convertible Senior Notes due August 15, 2012	$326,000	$—
6.8% Convertible Senior Notes due April 30, 2010	135,729	230,000
Manufacturing Facility Loan, Suzhou China	60,000	60,000
5.75% Subordinated Debentures due March 1, 2012	59,031	59,311
Equipment Loans and Capital Leases	1,098	6,090
Economic Development Board of Singapore Loans	—	27,148
Mortgages	—	32,582
Receivables-Backed Borrowings	—	50,000

	581,858	465,131
Less amounts due within one year	(6,084)	(82,561)

	$575,774	$382,570

      In August 2005, the Company sold $326 million aggregate principal amount of 2.375% convertible senior notes due 2012 (the “2005 Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“144A”). The net proceeds to the Company were approximately $317.8 million, which was net of $8.2 million in legal, bank, accounting and printing expenses. Costs relating to the issuances of these notes are being amortized over the term of the debt. A portion of the net proceeds from the offering were used to repurchase approximately $94.3 million principal amount of the Company’s 6.8% convertible senior notes due 2010 in open market transactions in August 2005. The 2005 Notes are general unsecured obligations of the Company. The Company will pay interest semi-annually on February 15 and August 15 of each year, beginning February 15, 2006. Upon the occurrence of certain specified events the 2005 Notes are eligible for conversion, at the option of the holder into cash, and if applicable, shares of common stock at a conversion rate of 153.1089 shares of common stock per $1,000 principal amount of the 2005 Notes, subject to adjustment in certain circumstances (equal to an initial conversion price of $6.53 per share). The initial conversion price represents a 123% premium over the closing price of the Company’s common stock on August 9, 2005, which was $5.31 per share. Upon conversion, the 2005 Notes are subject to “net cash” settlement whereby the Company will deliver cash for the lesser of the principal amount of the notes being converted or the “conversion value” of the notes which is calculated by multiplying the conversion rate then in effect by the market price of the Company’s common stock price at the time of conversion. To the extent that the conversion value exceeds the principal amount of the 2005 Notes, the Company will, at its election, pay cash or issue shares of its common stock with a value equal to the value of such excess. If the 2005 Notes are surrendered for conversion, the Company may direct the conversion agent to surrender those notes to a financial institution selected by the Company for exchange, in lieu of conversion, into a number of shares of our common stock equal to the applicable conversion rate, plus cash for any fractional shares, or cash or a combination of cash and shares of our common stock in lieu thereof. The Company has reserved 49,913,501 shares of authorized common stock for issuance upon conversion of the 2005 Notes. The Company may redeem some or all of the 2005 Notes for cash at any time on or after August 20, 2010 at specified redemption prices, together with accrued and unpaid interest and liquidated damages, if any, but excluding the date fixed for redemption. Upon the occurrence of certain fundamental change events, the holders of the 2005 Notes have the right to require the Company to repurchase all or any portion of the 2005 Notes at their face value plus accrued interest.

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has agreed to file a shelf registration statement with the Securities and Exchange Commission for the resale of the 2005 Notes and the common stock issuable upon conversion of the notes. The Company agreed to keep the shelf registration statement effective for two years after the latest date on which the Company issued notes in the offering. If the Company does not comply with these registration obligations, the Company will be required to pay liquidated damages to the holders of the 2005 Notes or the common stock issuable upon conversion of the notes.
      In connection with the repurchase of the $94.3 million aggregate principal amount of the outstanding 6.8% convertible senior notes due 2010, the Company recorded a loss of approximately $1.5 million for the early extinguishment of debt, which included $1.9 million in unamortized bond issuance costs included in interest expense, offset by $0.4 million gain on redemption included in other gain (loss) on the consolidated income statements. The repurchase was accounted for under FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”
      In May 2003, the Company sold $230 million in aggregate principal amount of 6.8% convertible senior notes due April 30, 2010 (the “2003 Notes”) to qualified institutional buyers pursuant to Rule 144A. The 2003 Notes are general unsecured obligations of the Company. The 2003 Notes are convertible into the Company’s common stock at an initial conversion rate of 81.5494 shares per $1,000 principal amount of the notes, or an aggregate of 11,068,619 shares, subject to adjustment in certain circumstances (equal to an initial conversion price of $12.2625 per share). The Company has the right to settle its conversion obligation with cash or common stock. The initial conversion price represents a 125% premium over the closing price of the Company’s common stock on May 1, 2003, which was $5.45 per share. Prior to May 5, 2008, the 2003 Notes will not be redeemable at the Company’s option. Beginning May 5, 2008, if the closing price of the Company’s common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the redemption notice exceeds 130% of the conversion price in effect on such trading day, the Company may redeem the 2003 Notes in whole or in part, in cash, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus any accrued and unpaid interest and accrued and unpaid liquidated damages, if any, to, but excluding, the redemption date. If, at any time, substantially all of the Company’s common stock is exchanged or acquired for consideration that does not consist entirely of common stock that is listed on a United States national securities exchange or approved for quotation on the NASDAQ National Market or similar system, the holders of the 2003 Notes have the right to require the Company to repurchase all or any portion of the notes at their face value plus accrued interest. As of October 1, 2005, the Company had approximately $135.7 million aggregate principal amount outstanding of the 6.8% convertible senior notes due 2010.
      In April 2003, the Company obtained credit lines with the Bank of China to be used for the construction and working capital requirements of the manufacturing facility being established in Suzhou, China. These lines of credit are U.S.-dollar-denominated and are drawable until April 2007. Maxtor Technology Suzhou (“MTS”) has drawn down $60 million as of October 1, 2005, consisting of the plant construction loan in the amount of $30 million made available by the Bank of China to MTS in October 2003, and a project loan in the amount of $30 million made available by the Bank of China to MTS in August 2004. Borrowings under these lines of credit are collateralized by the Company’s facilities in Suzhou, China. The interest rate on the plant construction loan is LIBOR plus 50 basis points (subject to adjustment to 60 basis points), with the borrowings repayable in two installment payments of $15 million in October 2008 and April 2009, respectively. The interest rate on the project loan is LIBOR plus 100 basis points, and the borrowing is repayable in August 2009. Both the construction loan and the project loan require the Company to make semi-annual payments of interest and require MTS to maintain financial covenants, including a maximum liability to assets ratio and a minimum earnings to interest expense ratio, the first ratio to be tested annually commencing in December 2004 and the latter ratio to be tested annually commencing in December 2005. MTS was in compliance with all covenants as of December 25, 2004. In connection with the funding of the new project loan, the parent company of MTS, Maxtor International Sàrl, Switzerland, agreed to guaranty MTS’ obligations under both

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the construction loan and the project loan. The Company does not expect to draw down any further funding under this facility.
      The 5.75% subordinated debentures due March 1, 2012 require semi-annual interest payments and annual sinking fund payments of $5.0 million or repurchases of $5.0 million in principal amount of debentures in lieu of sinking fund payments. The debentures are subordinated in right to payment to all senior indebtedness.
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
      In September 2003, Maxtor Perhipherals (S) Pte Ltd. (“MPS”) entered into a four-year 52 million Singapore dollar loan agreement with the Economic Development Board of Singapore at 4.25% that was amortized in seven equal semi-annual installments ending December 2007. On March 31, 2005, the Company elected to prepay, in full, the $27.1 million outstanding balance of this loan.
      In connection with the acquisition of the hard drive business of Quantum Corporation (“Quantum HDD”), the Company acquired real estate and related mortgage obligations. The term of the mortgages is ten years, at an interest rate of 9.2%, with monthly payments based on a twenty-year amortization schedule and a balloon payment at the end of the 10-year term, which is September 2006. The outstanding balance was repaid in full on September 28, 2005.
      As of October 1, 2005, the Company had capital leases totaling $1.1 million. These capital leases have maturity dates through August 2009 and interest rates averaging 7.3%.

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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Changes in the Company’s product warranty liability during the three and nine month periods ended October 1, 2005 and September 25, 2004 were as follows (in thousands):

	Three Months Ended				Nine Months Ended

	October 1,		September 25,		October 1,		September 25,
	2005		2004		2005		2004

Balance at beginning of period	$201,898		$179,612		$185,940		$209,426
Charges to operations	44,207		39,483		144,191		119,317
Settlements(3)	(45,829)		(41,934)		(135,409)		(147,131)
Changes in estimates	(15,986	)(2)	(29	)(1)	(10,432	)(2)	(4,481	)(1)

Balance at end of period	$184,290		$177,131		$184,290		$177,131

(1)	Primarily related to product expirations.

(2)	Comprises changes in the estimated cost of repair; changes in expected return rates; changes due to product expirations and changes in estimates related to specific non-standard claims received from customers.

(3)	Represent aggregate reductions in the liability for payments made (in cash or in kind) under the warranty.
      The warranty liability decreased by $17.6 million in the three-month period ended October 1, 2005. The decrease was primarily attributed to a change in estimate of $16.0 million, which is comprised of a $12.4 million decrease in the estimated cost of repair and a $5.3 million decrease in the estimated annual return rate. This is offset by a $1.7 million accrual related to a specific claim received from a customer during the period. Current period settlements of $45.8 million represent the costs of processing current quarter returns of $37.4 million and payments made against specific customer claims accrued in previous quarters of $8.4 million. Settlements exceeded charges to operations of $44.2 million by $1.6 million.
      In the comparable period of the third quarter of 2004, the warranty liability decreased by $2.5 million. This decrease was primarily driven by settlements for the quarter of $41.9 million, which exceeded charges to operations of $39.4 million by $2.5 million. Included in the charges to operations for the three month period ended September 25, 2004 was a $4.9 million reduction in the estimated annual return rate, partially offset by an additional accrual of $4.5 million related to the extension of the warranty period for certain products in the distribution channel from one to three years; a $0.3 million reduction in the cost of repair and costs of $40.2 million associated with expected warranty costs on drives shipped in the period.
      The warranty liability decreased by $1.7 million in the nine-month period ended October 1, 2005. This decrease was primarily attributed to a change in estimate of $10.4 million, comprised of a $27.3 million decrease in the estimated cost of repair, a $3.3 million decrease in the estimated annual return rate and a $0.2 million reduction due to product expirations. This was offset by $20.4 million of changes in estimates for specific claims settled with customers. Charges to operations amounted to $144.2 million, which represented expected warranty costs associated with products shipped in the period, compared to settlements of $135.4 million. Settlements for the nine month period represents the cost of processing returns for the period

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of $127.0 million and payments made against specific customer claims accrued in previous quarters of $8.4 million.
      In the nine month period ended September 25, 2004, the warranty liability decreased by $32.3 million. This was attributed to changes in estimate related to product expirations of $4.5 million. Charges to operations amounted to $119.3 million. Included in this number for the nine month period ended September 25, 2004 was a reduction in estimated cost of repair of $11.3 million, an additional accrual of $4.5 million related to the extension of the warranty period for certain products in the distribution channel from one to three years, a $0.6 million decrease in the estimated annual return rate and costs of $126.7 million associated with expected warranty costs on drives shipped in the period. Settlements of $147.1 million represents the costs of processing returns for the period.

8.	Restructuring
      In connection with the 2001 acquisition of the hard drive business of Quantum HDD, the Company recorded a $45.3 million liability for estimated facility exit costs for the closure of three Quantum HDD offices and research and development facilities located in Milpitas, California, and two Quantum HDD office facilities located in Singapore. During the three months ended September 25, 2004, in association with the Company’s restructuring activities, the Company recorded an additional $16.4 million liability due to a change in estimated lease obligations for two of the Quantum HDD acquired offices and research and development facilities located in California. This estimate was based upon the then comparable market rates for leases and anticipated dates for these properties to be subleased. The balance remaining in the facilities exit accrual is expected to be paid over several years, based on the underlying lease agreements. As of October 1, 2005, the outstanding balance related to this accrual was $38.5 million.
      During the year ended December 28, 2002, the Company recorded a restructuring charge of $9.5 million associated with closure of one of its facilities located in California. The amount comprised $8.9 million of non-cancelable lease payments, which were expected to be paid over several years based on the underlying lease agreement, and the write-off of $0.6 million in leasehold improvements. The Company increased this restructuring accrual by $3.3 million due to a change in estimated lease obligations associated with its restructuring activities in the three months ended September 25, 2004. This estimate is based upon the then comparable market rates for leases and anticipated dates for one of the properties to be subleased. As of October 1, 2005, the outstanding balance related to this accrual was $8.2 million. During the three months ended September 25, 2004, the Company also recorded a $0.6 million liability in association with the closure of one of its facilities in Colorado. As of October 1, 2005, the outstanding balance related to this accrual was $0.3 million.
      In July 2004, the Company announced a reduction-in-force which affected approximately 377 employees in the United States and Singapore. During the three months ended April 2, 2005, an adjustment of $(0.3) million was made to the associated restructuring liability. As of July 2, 2005, the Company was substantially completed with this restructuring. As of October 1, 2005, the outstanding balance related to this accrual was $0.2 million.
      In March 2005, the Company initiated a planned reduction-in-force of up to 5,500 employees in its Singapore manufacturing operations and approximately 125 employees in the United States. The reduction in force was the result of the Company’s transition of manufacturing for certain products from its Singapore manufacturing operations to China and closure of one of its two Singapore plants, scheduled to be completed by the first quarter of 2006. As of October 1, 2005, the Company revised its estimates due to lower than expected attrition and longer actualized length of service. The Company had initially expected that approximately 2,500 positions will be reduced by attrition and the remainder by severance. The Company expects that approximately 1,400 positions will be reduced by attrition and the remainder by severance. Accordingly, the Company recorded an adjustment of $4.1 million during the quarter ended October 1, 2005

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
resulting from the change. During the three and nine months ended October 1, 2005, the Company incurred $4.1 million and $16.4 million in severance-related charges for approximately 3,900 employees in Singapore, respectively. The Company expects to be substantially completed with the restructuring in Singapore by the first quarter of 2006. During the three and nine months ended October 1, 2005, the Company incurred $0.1 million and $2.7 million in severance-related charges associated with the Company’s reduction in force in the United States, respectively. Additionally, during the three months ended October 1, 2005, the Company recorded an adjustment of $(0.5) million to the associated restructuring liability. The Company was substantially completed with the restructuring in the United States in the third quarter of 2005. As of October 1, 2005, the outstanding balance related to this accrual was $0.3 million.
      In September 2005, the Company terminated or notified for termination approximately 25 employees at its operations in Ireland in an effort to consolidate the Company’s regional disk drive recovery operations for improved efficiency and customer service. The Company expects this reduction to be completed by the fourth quarter of 2005. The Company expects to incur a total of approximately $0.7 million in severance-related payments associated with this reduction in force. As of October 1, 2005, the Company recorded $0.4 million, and expects to pay the remaining severance benefit payments by end of fiscal 2005.
      The facilities-related and severance and benefits restructuring accruals are included within the balance sheet captions of “Accrued and other liabilities” and “Other liabilities.” The following table summarizes the activity related to the facilities-related and severance and benefits restructuring accruals as of October 1, 2005:

	Facilities-	Severance and
	Related	Benefits	Total

	(In millions)
Balance at December 25, 2004	$51.3	$2.2	$53.5
Amounts paid	(1.2)	(1.7)	(2.9)
Adjustments	—	(0.3)	(0.3)
Accruals	—	14.2	14.2

Balance at April 2, 2005	50.1	14.4	64.5
Amounts paid	(1.8)	(4.5)	(6.3)
Accruals	—	0.7	0.7

Balance at July 2, 2005	48.3	10.6	58.9
Amounts paid	(1.3)	(5.8)	(7.1)
Adjustments	—	3.6	3.6
Accruals	—	0.6	0.6

Balance at October 1, 2005	$47.0	$9.0	$56.0

9.	Asset Held for Sale
      During the year ended December 25, 2004, the Company classified a building owned by Maxtor in Louisville, Colorado as held for sale in accordance with the requirements of SFAS 144, resulting in an impairment charge of $7.8 million. The Company’s asset held for sale amounted to $8.2 million representing the estimated realizable value of the building and is included within the balance sheet caption of “Prepaid expenses and other.” Prior to classification, the Company suspended depreciation of this building which was $0.4 million annually. At October 1, 2005, the balance amounted to $8.8 million, reflecting an increase of $0.5 million compared to December 25, 2004, due to leasehold improvement commitments to tenants of the Louisville, Colorado property.
      On October 25, 2005, the Company sold the property for net proceeds of approximately $14 million.

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Share
      In accordance with SFAS 128, “Earnings per Share”, the following sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended

	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004

Numerator — Basic and Diluted
Net loss	$(16,950)	$(95,146)	$(27,667)	$(112,867)

Denominator
Weighted average common shares outstanding	253,668,613	248,728,113	252,863,210	247,611,347

Net loss per share — basic and diluted	$(0.07)	$(0.38)	$(0.11)	$(0.46)
      The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended

	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004

Stock options outstanding:
In-the-money options	1,820	1,431	2,013	5,722
Out-of-the-money options	12,641	16,218	12,939	8,115
Unvested common shares subject to repurchase	215	12	118	7
6.8% Convertible Senior Notes due 2010	14,912	18,756	17,475	18,756
2.375% Convertible Senior Notes due 2012	—	—	—	—

Total potential shares of common stock excluded from the computation of earnings per share	29,588	36,417	32,545	32,600
      The computation of diluted earnings (loss) per share excludes the impact of the conversion of the 6.8% convertible senior notes, as the impact of adding back to income the after tax interest expense associated with the convertible senior notes, and including the impact of the common shares to be issued, would be anti-dilutive in the periods presented. For the quarter ended October 1, 2005, no common shares issuable under the terms of the 2.375% convertible senior notes that the Company issued in August 2005 have been included in potential common shares as the conversion of the notes is subject to certain contingencies that were not met as of October 1, 2005.
      For the three and nine months ended October 1, 2005, stock options outstanding with an exercise price lower than the Company’s average stock price for the periods presented (“In-the-money options”) are excluded from the calculation of diluted net loss per share since the effect would have been anti-dilutive due to the net loss. Stock options outstanding with an exercise price higher than the Company’s average stock price for the periods presented (“Out-of-the-money options”) are excluded from the calculation of diluted net income (loss) per share since the effect would have been anti-dilutive under the treasury stock method.

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Comprehensive Income (Loss)
      The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004

Net loss	$(16,950)	$(95,146)	$(27,667)	$(112,867)
Unrealized gain (loss) on available-for-sale securities	908	(2,644)	(1,237)	(5,145)
Less: reclassification adjustments included in net loss	—	1	(308)	34

Comprehensive loss	$(16,042)	$(97,791)	$(28,596)	$(118,046)

12.	Segment and Geographical Information
      The Company has one reportable segment. The Company conducts its business globally and is managed geographically. Revenue is attributable to the geographical area based on the location of the customers.
      Information regarding geographic areas is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004

United States	$301,319	$297,543	$944,717	$898,696
Asia Pacific and Japan	270,347	261,539	885,184	838,671
Europe, Middle East and Africa	319,567	331,172	1,017,230	958,807
Latin America and other	35,252	36,950	73,684	68,972

Total	$926,485	$927,204	$2,920,815	$2,765,146

      Long-lived asset information by geographic area is as follows (in thousands):

	October 1,	December 25,
	2005	2004

United States	$703,757	$696,317
Asia Pacific and Japan	189,953	172,002
Europe, Middle East and Africa	402	444
Latin America and other	—	271

Total	$894,112	$869,034

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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, the Company cannot assure it will be able to successfully defend itself against this or any other Papst lawsuit. Because the Papst complaints assert claims to an unspecified dollar amount of damages, and because the Company was at an early stage of discovery when the litigation was stayed, the Company is unable to determine the possible loss, if any, that the Company may incur as a result of an adverse judgment or a negotiated settlement with respect to the claims against us. The Company made an estimate of the potential liability which might arise from the Papst claims against Quantum at the time of the Company’s acquisition of the Quantum HDD business. The Company has revised this estimate as a result of a related settlement with MKE and this estimate will be further revised as additional information becomes available. A favorable outcome for Papst in these lawsuits could result in the issuance of an injunction against the Company and its products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, the Company also could be required to pay treble damages and Papst’s attorney’s fees.

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Investment Commitment
      The Company has agreed to invest $200.0 million over the next five years to establish a manufacturing facility in Suzhou, China. As of October 1, 2005, the Company has invested $100.0 million and intends to complete the investment in the remaining three years.

14.	Rescission Offer
      The Company recently determined that share reserve increases for its 1998 Employee Stock Purchase Plan for 2,100,000 and 9,000,000 shares, approved by the Company’s stockholders at the 2000 and 2002 Annual Meetings, respectively, had not been registered on a Form S-8 registration statement prior to the offer and sale of the shares to plan participants as required by the Securities Act of 1933, as amended (“Securities Act”). On October 31, 2005, the Company commenced a registered rescission offer on Form S-3 (SEC File No. 333-126454) to eligible plan participants that will expire on November 30, 2005. Federal securities laws do not provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required. Consequently, should any of the Company’s eligible employees reject the rescission offer, expressly or impliedly, the Company may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the shares have been sold until the federal statute of limitations for a violation of the Securities Act has lapsed. The Company does not believe that the failure to register the shares or the rescission offer will have a material impact on its financial statements, results of operations or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.
      This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements. Examples of forward-looking statements in this report include statements regarding capital expenditures, liquidity, impacts of our restructuring, our indemnification obligations, the results of litigation, amortization of other intangible assets, product shipments, manufacturing transitioning and our relationships with vendors. In this report, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “will,” “should,” “could,” “would,” “project,” “plan,” “estimate,” “predict,” “potential,” “future,” “continue,” or similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements, whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Performance” and elsewhere in this report.
Executive Overview
      Maxtor Corporation (“Maxtor”, “Company” or “we”) is a leading supplier of hard disk drives for desktop computers, Intel-based servers and consumer electronics applications. We sell to original equipment manufacturers (“OEMs”), distributors and retail customers worldwide. We manufacture our products in our factories in Singapore and China. We produce approximately 60% of our required media and purchase the remainder of our components from third party suppliers.
      We estimated that approximately 80% of our revenue would come from our desktop computer products in 2005. Through the first nine months of 2005, desktop revenue accounted for approximately 78% of the total. The lower than anticipated revenue contribution is primarily attributable to delayed product introductions, product mix and aggressive pricing on higher-capacity desktop drives. Revenue from our Maxtor OneTouchtm personal storage products and other retail products (“branded products”) was expected to represent approximately 6-8% of our revenue in 2005. We are currently tracking slightly below this level through the first nine months of 2005, primarily due to the strength in our server drive business. Hard disk drives for Intel-based servers, which we refer to as “enterprise” products, were expected to represent approximately 13-15% of our revenue in 2005. Revenue from our enterprise products through the first nine months of 2005 represented approximately 17% of total revenue, reflecting strong unit growth and favorable product mix.
      We recently announced the availability of our 500 GB desktop drives in late 2005, shipping in volume in early 2006. This later than expected ramp has limited our ability to achieve a higher capacity mix and higher profits in the fourth quarter of 2005. We expect our next-generation one and two-platter desktop drives built on a 160 GB per platter platform to begin initial shipments in the first half of 2006. We recently announced that with the expansion of flash storage into the consumer handheld market, we are reevaluating the introduction of our 1-inch form factor product. We are continuing our development efforts on our next generation multi-head desktop products which incorporate a common, scalable architecture. We expect products with this architecture will launch by the end of 2007 and we expect this common architecture will significantly improve the development and manufacturing efficiency of our products. We continue to fund ongoing development for our enterprise products and retail products.
      Our transition of the manufacture of one- and two-headed drives for desktop computers to our China manufacturing facility remains on track and we expect two-thirds of our desktop disk drive products will be manufactured in China in the fourth quarter. We expect to reduce headcount in our Singapore manufacturing facility by up to 5,500 employees over the course of 2005 and early 2006. The Company anticipates that the cash outflow for severance payments associated with the Singapore reduction in force to total $16.4 million and to be paid out in approximately equal increments over the four quarters which began in the second quarter of 2005. In addition to the severance costs, we will also spend approximately $6.0 million in retention bonuses over a two-year period, started in the second quarter of 2005, $1.5 million to be paid at the end of one year and $4.5 million at the end of the second year, ratably over those periods. By the end of fiscal 2005 we expect the China operation to deliver a significant reduction in the labor and overhead per drive or an approximately one to one and a half percentage point improvement in gross margins of our desktop products. We will be taking further actions to enhance throughput and improve manufacturing efficiencies in the fourth quarter of 2005 and in 2006.
      We have also announced plans to move the majority of our internal media operation from the U.S. to Asia in order to further reduce our costs. Our internal media facility produces a majority of our media needs. We have selected Thailand as the site of our new operation and are moving forward to finalize our construction and equipment procurement plans. Our target is to begin initial media production in Asia by the end of 2006. Once ramped, we anticipate the potential savings in labor and overhead would result in an approximately three to three and a half percentage point improvement to the gross profit margin.
      In addition, the hard drive industry is currently facing a tightness of media components that could last into 2006. To ensure access to adequate media supply, we are adding internal capacity and expanding our relationships with external suppliers. We amended our agreement with an external media supplier for incremental capacity to produce four million units of media per quarter, with initial volume expected in the second quarter of 2006. Maxtor has agreed to prepay for its media supply in an amount totaling $50 million. The $50 million is being paid out in cash in four increments through 2005. As of October 1, 2005, $25 million has been paid. We will be paid back by a per disk payment credit.
      To lower our operating costs, in the first quarter we undertook a reduction in headcount in the United States, eliminating approximately 125 positions in quality, supplier engineering and SG&A throughout 2005. We recorded a charge of $2.7 million associated with this reduction during the nine months ended 2005. We continue to fund our desktop, enterprise and retail businesses and our small form factor development efforts, resulting in incremental hiring and investment. We believe that we can fund these additional activities while keeping the quarterly expenses in the $110 million to $112 million range for the year which approximate 11% to 12% of net revenues.
      We believe that our existing cash and cash equivalents, short-term investments and capital resources together with cash generated from operations will be sufficient to fund our operations through at least the next twelve months. We will require substantial working capital to fund the relocation of the majority of our media production to Asia starting 2006. We will look to fund these expenditures through new lease arrangements. We expect capital expenditures in 2005 to total approximately $190 million. We expect severance-related payments in 2005 associated with our restructuring activities to be approximately $5.2 million related to Singapore. Additionally, we expect facilities-related payments in 2005 associated with our restructuring activities to be approximately $2.7 million. We believe our cash conversion cycle, or the net total of days of sales outstanding plus days of sales in inventory less days of accounts payable outstanding, for 2005 will be zero to negative five days.
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

Critical Accounting Policies
      Our discussion and analysis of the Company’s financial condition and results of operations are based upon Maxtor’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and the sensitivity of these estimates to deviations in the assumptions used in making them. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, we have been reasonably accurate in our ability to make these estimates and judgments; however, significant changes in our technology, our customer base, the economy and other factors may result in material deviations between management’s estimates and actual results.
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
Results of Operations

Net Revenues and Gross Profit

	Three Months Ended			Nine Months Ended

	October 1,	September 25,		October 1,	September 25,
	2005	2004	Change	2005	2004	Change

	(In millions)			(In millions)
Total revenues	$926.5	$927.2	$(0.7)	$2,920.8	$2,765.1	$155.7
Gross profit	$102.9	$58.2	$44.7	$341.1	$284.5	$56.6
Net loss	$(17.0)	$(95.1)	$78.1	$(27.7)	$(112.9)	$85.2
As a percentage of revenue:
Total revenues	100.0%	100.0%		100.0%	100.0%
Gross profit	11.1%	6.3%		11.7%	10.3%
Net loss	(1.8)%	(10.3)%		(0.9)%	(4.1)%
      Net Revenues. Revenue in the three months ended October 1, 2005 was $926.5 million. This represented a decrease of 0.1% when compared to $927.2 million in the corresponding period in fiscal 2004. Revenue in the nine months ended October 1, 2005 was $2,920.8 million. This represented an increase of 5.6% when compared to $2,765.1 million in the corresponding period in fiscal 2004. Total shipments for the three months ended October 1, 2005 were 13.2 million units, which was 0.6 million units or 4.3% lower as compared to the three months ended September 25, 2004. Total shipments for the nine months ended October 1, 2005 were 39.5 million units, which was 0.5 million units or 1.3% higher as compared to the nine months ended

September 25, 2004. Total units and revenue decreased during the three months ended October 1, 2005 as a result of decreased shipments of desktop products partially offset by increased shipments of our enterprise and branded products. The decrease in shipments of desktop products can be primarily attributed to reduced shipments to consumer electronics and regional OEM customers arising from limitations in our product portfolio and continued pricing pressures in these markets. Total units and revenue increased during the nine months ended October 1, 2005 as a result of increased shipments of our enterprise and branded products partially offset by decreased shipments of desktop products.
      Revenue from sales to OEMs represented 52.6% of revenue in the three months ended October 1, 2005 compared to 46.8% of revenue in the corresponding period in fiscal year 2004. In absolute dollars, sales to OEMs increased 12.3% during the three months ended October 1, 2005. Revenue from sales to OEMs represented 52.1% of revenue in the nine months ended October 1, 2005 compared to 53.1% of revenue in the corresponding period in fiscal year 2004. In absolute dollars, sales to OEMs increased 3.7% during the nine months ended October 1, 2005. The increase during the three month period was primarily the result of increased shipment of our enterprise and desktop products to major OEM accounts partially offset by reduced shipments of desktop products to consumer electronics and regional OEM customers. The increase during the nine month period was primarily the result of increased sales of our enterprise and desktop products to major OEM accounts partially offset by reduced sales of desktop products to consumer electronics and regional OEM customers.
      Revenue from sales to the distribution channel in the three months ended October 1, 2005 represented 37.7% of revenue, compared to 43.4% of revenue, in the corresponding period in fiscal 2004. In absolute dollars, sales to the distribution channel decreased 13.2%, during the three months ended October 1, 2005. Revenue from sales to the distribution channel in the nine months ended October 1, 2005 represented 37.6% of revenue, compared to 38.8% of revenue, in the corresponding period in fiscal 2004. In absolute dollars, sales to the distribution channel increased 2.1%, during the nine months ended October 1, 2005. The decrease in revenue during the three month period was primarily the result of decreased shipments of our desktop products in Europe, Middle East & Africa. The increase in absolute dollars of revenue from distribution during the nine month period was primarily the result of increased shipments of our desktop products in the United States, Canada, Asia Pacific and Japan.
      Revenue from sales to retail customers in the three months ended October 1, 2005 represented 9.7% of revenue, compared to 9.8% of revenue in the corresponding period in fiscal 2004. In absolute dollars, sales to the retail channel decreased 1.5%, during the three months ended October 1, 2005. Revenue from sales to retail customers in the nine months ended October 1, 2005 represented 10.3% of revenue, compared to 8.1% of revenue in the corresponding period in fiscal 2004. In absolute dollars, sales to the retail channel increased 35.2%, during the nine months ended October 1, 2005. The decrease in retail sales as a percentage of revenue and in absolute dollars during the three month period was the result of pricing pressure on our Maxtor branded products and reduced shipments of our desktop products. The increase in retail sales as a percentage of revenue and in absolute dollars during the nine month period was the result of increased shipments of our Maxtor branded products.

Net Revenues by Geography

	Three Months Ended			Nine Months Ended

	October 1,	September 25,		October 1,	September 25,
	2005	2004	Change	2005	2004	Change

As a Percentage of Revenue:
United States & Canada	33.7%	32.9%	0.8%	33.1%	33.4%	-0.3%
Europe, Middle East & Africa	34.5%	35.7%	-1.2%	34.8%	34.7%	0.1%
Asia Pacific & Japan	29.2%	28.2%	1.0%	30.3%	30.3%	0.0%
Other	2.6%	3.2%	-0.6%	1.8%	1.6%	0.2%
Total	100.0%	100.0%		100.0%	100.0%
Change in Absolute Dollars:
United States & Canada			2.7%			4.7%
Europe, Middle East & Africa			-3.5%			6.1%
Asia Pacific & Japan			3.4%			5.5%
      Revenue to the United States & Canada increased in absolute dollars during the three and nine month periods ended October 1, 2005 as a result of increased shipments of Maxtor branded products to retail customers and enterprise products to major OEM customers. This increase was partially offset by reduced shipments of consumer electronics products to regional OEM customers.
      Revenue to Europe, Middle East & Africa decreased in absolute dollars during the three months ended October 1, 2005 as a result of decreased demand for our desktop products with distribution and regional OEM customers. Europe, Middle East & Africa sales increased in absolute dollars during the nine months ended October 1, 2005 as a result of increased demand for our enterprise and branded products offset by reduced shipments of desktop products to distribution customers.
      Revenue to Asia Pacific and Japan increased in absolute dollars during the three and nine months ended October 1, 2005 as a result of increased sales of our desktop and enterprise products to regional distribution and major OEM customers partially offset by a reduction in sales of desktop products to regional OEM customers.
      Cost of Revenues; Gross Profit. Gross profit increased to $102.9 million in the three months ended October 1, 2005, compared to $58.2 million for the corresponding three months in fiscal year 2004. This represented an overall increase in gross profit of $44.7 million. As a percentage of revenue, gross profit increased to 11.1% in the three months ended October 1, 2005 from 6.3% in the corresponding three months of fiscal year 2004.
      The increase in gross profit, both as a percentage of revenue and actual dollars during the three months ended October 1, 2005, was primarily due to the impact of an increase in product capacity mix offset by a decline in unit volume for a total impact of $52.6 million. This increase in mix and decrease in volume was offset by a decline in average selling prices (“ASP”) of $99.5 million. These two revenue related factors together accounted for a net decline in gross profit of $46.9 million, which were offset by a favorable cost reduction of $91.5 million to achieve the overall gross profit increase of $44.7 million. Included in the cost reductions of $91.5 million is $11.2 million due to favorable changes in estimates in our warranty reserve. This favorable change reflects continued improvements in the Company’s repair operations with higher drive recovery yields reducing the projected repair cost per unit.
      Gross profit increased to $341.1 million in the nine months ended October 1, 2005, compared to $284.5 million for the corresponding nine months in fiscal year 2004. This represented an overall increase in gross profit of $56.6 million. As a percentage of revenue, gross profit increased to 11.7% in the nine months ended October 1, 2005 from 10.3% in the corresponding nine months of fiscal year 2004.
      The change in gross profit during the nine months ended October 1, 2005, was primarily due to the decline in ASPs of $393.2 million. This decline in ASP was partially mitigated by the impact of an increase in product capacity mix and increased unit volume for a total impact of $251.8 million. These two factors together accounted for a net decline in gross profit of $141.4 million, which were then offset by a favorable cost reduction of $198.0 million to achieve the overall gross profit increase of $56.6 million.

Operating Expenses

	Three Months Ended			Nine Months Ended

	October 1,	September 25,		October 1,	September 25,
	2005	2004	Change	2005	2004	Change

	(In millions)			(In millions)
Research and development	$71.4	$76.8	$(5.4)	$218.3	$239.3	$(21.0)
Selling, general and administrative	$35.9	$35.2	$0.7	$110.4	$101.2	$9.2
Amortization of intangible assets	$0.2	$5.1	$(4.9)	$0.7	$30.9	$(30.2)
Restructuring charges	$4.2	$31.4	$(27.2)	$18.8	$31.4	$(12.6)
As a percentage of revenue:
Research and development	7.7%	8.3%		7.5%	8.7%
Selling, general and administrative	3.9%	3.8%		3.8%	3.7%
Amortization of intangible assets	0.0%	0.6%		0.0%	1.1%
Restructuring charges	0.5%	3.4%		0.6%	1.1%
      Research and Development (“R&D”). R&D expense in the three months ended October 1, 2005 was $71.4 million, or 7.7% of revenue, compared to $76.8 million, or 8.3% of revenue in the corresponding period in fiscal year 2004. R&D expenses decreased by $5.4 million, or 7.0%, in the three month period ended October 1, 2005 compared to the corresponding period in fiscal year 2004. The decrease in R&D expenses was primarily due to decreases in technology support, expensed parts, compensation and depreciation. Technology support costs improved by $2.8 million as a result of in-sourcing our IT support function. The decrease of $2.3 million in expensed parts was attributable to the inclusion of development costs in 2004 related to a 2.5-inch product line which was discontinued at the end of 2004. This decrease was partially offset by increased parts usage for new programs. Compensation decreased $1.4 million due to a reduction in headcount. Depreciation and other expenses decreased $0.6 million. These decreases were offset by $1.7 million increase in supplies for media production, services, and other expenses.
      R&D expense in the nine months ended October 1, 2005 was $218.3 million, or 7.5% of revenue, compared to $239.3 million and 8.7% of revenue in the corresponding period in fiscal year 2004. R&D expenses decreased by $21.0 million, or 8.8%, in the nine month period ended October 1, 2005 compared to the corresponding period in fiscal year 2004. The decrease in R&D expenses was primarily due to decreases in compensation, technology support, expensed parts, and depreciation. The decrease in compensation of $8.1 million resulted from a reduction in headcount. Technology support costs improved by $5.4 million due to in-sourcing our IT support function. The decrease of $3.6 million in expensed parts was attributable to the inclusion of development costs in 2004 related to a 2.5-inch product line which was discontinued at the end of 2004, and fewer R&D programs in the first half of 2005. As a result of decreased capital spending in 2005, depreciation declined by $3.4 million. Other expenses decreased by $0.5 million.
      Selling, General and Administrative (“SG&A”). SG&A expense in the three months ended October 1, 2005 was $35.9 million, or 3.9% of revenue, compared to $35.2 million, or 3.8% of revenue in the corresponding period in fiscal year 2004. SG&A expenses increased by $0.7 million, or 2.0%, in the three month period ended October 1, 2005 compared to the corresponding period in fiscal year 2004. The increase in SG&A expenses was primarily due to compensation, marketing expense, travel and bad debt expense, offset by reduced services expense. Compensation increased by $1.0 million primarily due to headcount increases and more vacation usage in 2004. Expansion of Maxtor’s branded products resulted in increased marketing spend of $0.9 million and travel expense of $0.5 million. Other expenses increased by $0.1 million. Bad debt expense increased by $1.2 million due to an increase in the specific reserve requirement. Decrease in services expense offset these increases, improving by $3.0 million due to legal services for specific litigation expenses in 2004.

      SG&A expense in the nine months ended October 1, 2005 was $110.4 million, or 3.8% of revenue, compared to $101.2 million and 3.7% of revenue in the corresponding period in fiscal year 2004. SG&A expenses increased by $9.2 million, or 9.1%, in the nine month period ended October 1, 2005 compared to the corresponding period in fiscal year 2004. The increase in SG&A expense was primarily due to increases in compensation, marketing costs, expensed parts, and bad debt expense, offset by reduced services expense and technology support. The $3.9 million increase in compensation reflected an increase in headcount. Marketing and travel costs increased by $4.4 million due to continued investment in Maxtor branded products. The $0.9 million increase in expensed parts was a result of additional customer qualification units being shipped and branded products parts expense. Bad debt expense increased by $4.2 million due to an increase in the general reserve requirement, driven by increases in the past due aging amounts. Decreases in services and technology support costs offset these increases. Services decreased $3.3 million was primarily due to legal services expenses for specific litigation expenses in 2004. Technology support costs and other expenses improved by $0.9 million.
      Restructuring Charge. Restructuring charges in the three and nine months ended October 1, 2005 were $4.2 million and $18.8 million, respectively, or 0.5% and 0.6% of revenue, respectively, compared to $31.4 million in each of the corresponding periods in fiscal year 2004. In the three months ended September 25, 2004, we recorded a restructuring charge of $31.4 million in connection with our restructuring activities announced in July 2004. These charges represent expenses incurred in connection with the reduction in force and evaluation of lease obligations that the Company had undertaken. The charge comprised $20.4 million in facility-related charges primarily due to a change in the estimated lease obligations primarily as a result of further deterioration in the Silicon Valley real estate market and $11.0 million in severance-related charges associated with our reduction in force of approximately 330 employees. During the three months ended April 2, 2005, an adjustment of $(0.3) million was made to the restructuring liability associated with our reduction in force of approximately 377 employees in the United States and Singapore that we had announced in July 2004. As of December 25, 2004, the Company incurred a total of $12.9 million of severance-related charges. As of July 2, 2005, we were substantially completed with this restructuring.
      On March 4, 2005, we determined to proceed with a reduction in force of up to 5,500 employees at our Singapore manufacturing operations. The reduction in force is a result from our previously announced transition of manufacturing for additional desktop products from our Singapore manufacturing operations to China and closure of one of our two plants in Singapore, scheduled to be completed by the first quarter of 2006. We had initially expected that approximately 2,500 positions will be reduced by attrition and the remainder by severance. We expect that approximately 1,400 positions will be reduced by attrition and the remainder by severance. This change in estimate, combined with a longer than expected actualized length of service resulted in an additional accrual of $3.6 million in the current quarter.
      During the three and nine months ended October 1, 2005, we incurred $0.1 million and $2.7 million in severance-related charges associated with our reduction in force of approximately 125 employees in the United States, respectively. As of October 1, 2005, we have substantially completed this restructuring. For the same periods, we also incurred severance-related charges of $4.1 million and $16.4 million, respectively, related to approximately 3,600 employees in Singapore. We anticipate that the cash outflow from these charges will be approximately even over the four quarters commencing in the second quarter of 2005. In addition to the severance costs, we will also spend approximately $6.0 million in retention bonuses over a two year period starting in the second quarter of 2005, paid out as $1.5 million at the end of one year and $4.5 million at the end of the second year, recorded ratably over those periods. We expect to be substantially completed with the restructuring by the first quarter of 2006.
      In September 2005, we terminated or notified for termination approximately 25 employees at our operations in Ireland in an effort to consolidate our regional disk drive recovery operations for improved efficiency and customer service. We expect this reduction to be completed by the fourth quarter of 2005. We expect to incur a total of approximately $0.7 million in severance-related payments associated with this reduction in force. As of October 1, 2005, we recorded $0.4 million, and expect to pay the remaining severance benefit payments by end of fiscal 2005.

      Amortization of Intangible Assets. Amortization of other intangible assets in the three and nine months ended October 1, 2005 was $0.2 million and $0.7 million compared to $5.1 million and $30.9 million in the corresponding periods of 2004. The decrease of $4.9 million and $30.2 million during the nine months ended July 2, 2005, respectively, compared to the corresponding periods in 2004 was primarily due to decreased amortization of intangible assets related to the acquisition of the Quantum HDD. There was no impairment charge recorded for the three and nine months ended October 1, 2005. The Company expects amortization expense on intangible assets to be $0.2 million in the remainder of 2005 and $0.6 million in 2006, at which time the purchased other intangible assets will be fully amortized.

Interest Expense, Interest Income and Other Gain

	Three Months Ended			Nine Months Ended

	October 1,	September 25,		October 1,	September 25,
	2005	2004	Change	2005	2004	Change

	(In millions)			(In millions)
Interest expense	$(11.1)	$(7.6)	$(3.5)	$(27.2)	$(23.6)	$(3.6)
Interest income	$3.1	$1.3	$1.8	$7.8	$3.7	$4.1
Income from litigation settlement	$—	$—	$—	$—	$24.8	$(24.8)
Other gain	$0.3	$—	$0.3	$0.1	$—	$0.1
As a percentage of revenue:
Interest expense	(1.2)%	(0.8)%		(0.9)%	(0.9)%
Interest income	0.3%	0.1%		0.3%	0.1%
Income from litigation settlement	0.0%	0.0%		0.0%	0.9%
Other gain	0.0%	0.0%		0.0%	0.0%
      Interest Expense. Interest expense increased $3.5 million in the three months and $3.6 million in the nine months as compared to the corresponding period in fiscal year 2004. The increase in the three months and nine months ended October 1, 2005 was primarily due to the expensing of $1.9 million of unamortized issuance costs associated with the partial retirement of the 6.8% convertible senior notes, amortization of issuance costs related to the 2.375% convertible senior notes and additional interest expense on the early repayment of mortgages. The increase in the nine months ended October 1, 2005 also included an increased interest expense on our line of credit for the manufacturing facility in China, partially offset by the decreased interest expense resulting from the termination of the asset securitization program in June 2005.
      Interest Income. Interest income increased $1.8 million in the three months and $4.1 million in the nine months ended October 1, 2005 compared to the corresponding periods in fiscal year 2004. The increase is primarily due to the investment of net proceeds from the August 2005 sale of the 2.375% convertible senior notes.
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
      Other Gain. Other gain was $0.3 million and $0.1 million in the three and nine months ended October 1, 2005 compared to zero in the corresponding periods in fiscal year 2004. The gain was primarily due to the partial retirement of the 6.8% convertible senior notes.

Provision for (Benefit from) Income Taxes

	Three Months Ended			Nine Months Ended

	October 1,	September 25,		October 1,	September 25,
	2005	2004	Change	2005	2004	Change

	(In millions)			(In millions)
Loss before provision for income taxes	$(16.5)	$(96.4)	$79.9	$(26.4)	$(113.6)	$87.2
Provision for (benefit from) income taxes	$0.5	$(1.3)	$1.8	$1.3	$(0.7)	$2.0
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
      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s acquisition of Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the Company’s acquisition of Quantum HDD, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We also agreed to indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods prior to our acquisition of Quantum HDD. This indemnity was originally limited to the aggregate of $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross up payments (the “Tax Indemnity”). As of October 1, 2005, the Company had paid $8.6 million under this tax indemnity. On December 23, 2004, as a result of certain favorable developments concerning Quantum’s potential liability subject to the Tax Indemnity, the Company and Quantum amended the Tax Sharing and Indemnity Agreement, as part of a Mutual General Release and Global Settlement Agreement. Under the amended terms of the Tax Sharing and Indemnity Agreement, our remaining Tax Indemnity liability is limited to $8.8 million for all tax claims.
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
Liquidity and Capital Resources
      At October 1, 2005, we had $455.8 million in cash and cash equivalents, $16.6 million in restricted cash, $88.0 million in unrestricted marketable securities for a combined total of $560.4 million. In comparison, at December 25, 2004, we had $378.1 million in cash and cash equivalents, $24.5 million in restricted cash and $104.0 million in marketable securities for a combined total of $506.6 million. Cash and cash equivalents balance increased $77.7 million and the combined balance increased by $53.8 million during the nine-month period ended October 1, 2005 due to primarily cash generated in financing activities of $122.1 million and by cash generated from operations of $23.8 million during the nine-month period ended October 1, 2005.

      We generated $23.8 million in cash from operations in the nine-month period ended October 1, 2005. Our uses of cash for net working capital included increases of net accounts receivable and other assets, and increases in inventories and accounts payable and other accrued expenses. Net accounts receivable increased $8.2 million compared to December 2004 levels due to a higher proportion of the sales occurring towards the end of the current quarter. As a result the days sales outstanding (defined as net accounts receivables multiplied by the total of days in the quarter, divided by total net revenue) was at 44 days compared to December 2004 at 41. Other receivables decreased $23.1 million primarily due to decreased activity with a supplier for the manufacture of our products. Inventories were higher by $27.6 million at the end of the third quarter of 2005 compared to December 2004 as a result of lower than expected sales during the third quarter of 2005. Prepaid expenses and other assets increased $38.9 million primarily due to a prepayment of $25.0 million to an external media supplier during the current quarter and approximately $13.9 million in vendor down payments. Accounts payable increased by $7.6 million and accrued and other liabilities increased by $22.2 million during the nine-month period for deferment of payment for certain accounts payable and purchases and build up of inventory.
      We expect severance-related payments in the remainder of 2005 associated with our restructuring activities to be approximately $5.2 million related to Singapore. Additionally, we expect facilities-related payments in remainder of 2005 associated with our restructuring activities to be approximately $2.7 million.
      We used $68.2 million in net cash from investing activities during the nine-month period ended October 1, 2005. Our investments were primarily in property, plant and equipment of $110.0 million to support the new manufacturing capacity added in 2005. This was offset by sales and maturities (net of purchases) of marketable securities of $15.7 million, and a decrease in restricted assets of $26.0 million primarily as a result of the repayment of the EDB loan. During 2005, capital expenditures are expected to aggregate approximately $190 million, primarily used for manufacturing expansion and upgrades, product development and updating our information technology systems.
      We generated $122.1 million in net cash for financing activities during the nine-month period ended October 1, 2005. The major financing uses of cash were for the repayment of $50.0 million of asset-backed borrowing, which we repaid in full during the second quarter and the repurchase of $93.8 million of the Company’s 6.8% convertible senior notes due 2010. Other financing uses of cash included repayments of our debt and short-term borrowings of $28.3 million, repayment of mortgages of $31.7 million, and capital lease obligations of $5.0 million. This was offset by $317.8 million proceeds from the new 2.375% convertible senior notes due 2012 (net of issuance costs) and $13.1 million in proceeds from the sale of shares pursuant to employee stock plans.
      We believe that our existing cash and cash equivalents, short-term investment and capital resources, together with cash generated from operations will be sufficient to fund our operations through at least the next twelve months. We require substantial working capital to fund our business, particularly to establish our manufacturing facility in China and to relocate the majority of our media production to Asia starting in 2006. We expect to fund these expenditures through new lease arrangements. If we need additional working capital, there can be no assurance that such additional financing can be obtained, or that it will be available on satisfactory terms. Our ability to generate cash will depend on, among other things, demand in the hard disk drive market and pricing conditions.
      At October 1, 2005 the Company held cash and marketable securities of approximately $315.0 million in foreign jurisdictions. We estimate that as of such date, repatriation of this amount would have resulted in net tax liability of approximately $4.1 million after utilization of our available net operating losses.

Contractual Obligations
      Payments due under known contractual obligations as of October 1, 2005 are reflected in the following table (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years(1)(2)	5 Years(1)(2)

Long-term Debt	$580,760	$5,000	$10,000	$205,729	$360,031
Interest Payments	138,256	24,648	48,439	44,637	20,532
Capital Lease Obligations	1,098	1,084	10	4	—
Interest Payments	30	28	2	—	—
Operating Leases(3)	251,971	35,254	65,802	61,829	89,086
Purchase Obligations(4)	856,478	851,089	5,389	—	—

Total	$1,828,593	$917,103	$129,642	$312,199	$469,649

(1)	Does not include $73 million which may be borrowed under a facility in a U.S.-dollar-denominated loan, to be secured by our facilities in Suzhou, China, drawable until April 2007 and repayable in eight semi-annual installments commencing October 2007; the borrowings under this facility will bear interest at LIBOR plus 50 basis points (subject to adjustment to 60 basis points).

(2)	Does not include $67 million which we are obligated to contribute to our China subsidiary to allow drawdown under the facilities described under footnote (1).

(3)	Includes future minimum annual rental commitments, including amounts accrued as restructuring liabilities as of October 1, 2005.

(4)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. The expected timing of payment of the obligations set forth above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
      On May 7, 2003, we sold $230 million in aggregate principal amount of 6.8% convertible senior notes due 2010 (the “2003 Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2003 Notes bear interest at a rate of 6.8% per annum and are convertible into our common stock at an initial conversion rate of 81.5494 shares per $1,000 principal amount of the notes, or an aggregate of 18,756,362 shares, subject to adjustment in certain circumstances (equal to an initial conversion price of $12.2625 per share). The initial conversion price represents a 125% premium over the closing price of our common stock on May 1, 2003, which was $5.45 per share. The 2003 Notes and underlying stock have been registered for resale with the Securities and Exchange Commission.
      We may not redeem the 2003 Notes prior to May 5, 2008. Thereafter, we may redeem the 2003 Notes at 100% of their principal amount, plus accrued and unpaid interest, if the closing price of our common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of our mailing of the redemption notice exceeds 130% of the conversion price on such trading day. If, at any time, substantially all of our common stock is exchanged or acquired for consideration that does not consist entirely of common stock that is listed on a United States national securities exchange or approved for quotation on the NASDAQ National Market or similar system, the holders of the 2003 Notes have the right to require us to repurchase all or any portion of the notes at their face value plus accrued interest.
      In August 2005, we sold $326 million aggregate principal amount of 2.375% convertible senior notes due 2012 (the “2005 Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds were approximately $317.8 million, which was net of $8.2 million in legal, bank, accounting and printing expenses. Costs relating to the issuances of the 2005 Notes are being amortized over the term of the debt. A portion of the net proceeds from the offering were used to repurchase approximately $94.3 million principal amount of our 6.8% convertible senior notes due 2010 in open market transactions in August of 2005. The 2005 Notes are general unsecured obligations of the Company. The Company will pay interest semi-annually on February 15 and August 15 of each year, beginning February 15, 2006. Upon the occurrence of certain specified events the 2005 Notes are eligible for conversion, at the option of the holder into cash, and if applicable, shares of common stock at a conversion rate of 153.1089 shares of common stock per $1,000 principal amount of the notes, subject to adjustment in certain circumstances (equal to an initial conversion price of $6.53 per share). The initial conversion price represents a 123% premium over the closing price of the Company’s common stock on August 9, 2005, which was $5.31 per share Upon conversion, the 2005 Notes are subject to “net cash” settlement whereby the Company will deliver cash for the lesser of the principal amount of the 2005 Notes being converted or the “conversion value” of the notes which is calculated by multiplying the conversion rate then in effect by the market price of the Company’s common stock price at the time of conversion. To the extent that the conversion value exceeds the principal amount of the 2005 Notes, the Company will, at its election, pay cash or issue shares of its common stock with a value equal to the value of such excess. If the 2005 Notes are surrendered for conversion, the Company may direct the conversion agent to surrender those notes to a financial institution selected by the Company for exchange, in lieu of conversion, into a number of shares of our common stock equal to the applicable conversion rate, plus cash for any fractional shares, or cash or a combination of cash and shares of our common stock in lieu thereof. The Company has reserved 49,913,501 shares of authorized common stock for issuance upon conversion of the 2005 Notes. The Company may redeem some or all of the 2005 Notes for cash at any time on or after August 20, 2010 at specified redemption prices, together with accrued and unpaid interest and liquidated damages, if any, but excluding the date fixed for redemption. Upon the occurrence of certain fundamental change events, the holders of the 2005 Notes have the right to require the Company to repurchase all or any portion of the notes at their face value plus accrued interest.
      We have agreed to file a shelf registration statement with the Securities and Exchange Commission for the resale of the 2005 Notes and the common stock issuable upon conversion of the notes. We have agreed to keep the shelf registration statement effective until two years after the latest date on which the Company issues notes in the offering. If we do not comply with these registration obligations, we will be required to pay liquidated damages to the holders of the 2005 Notes or the common stock issuable upon conversion of the notes.
      In connection with the repurchase of the $94.3 million aggregate principal amount of the outstanding 6.8% convertible senior notes due 2010, we recorded a loss of approximately $1.5 million for the early extinguishment of debt, which included $1.9 million in unamortized offering costs included in interest expense, offset by $0.4 million gain on redemption included in other gain (loss) on our condensed consolidated statement of operations. The repurchase was accounted for under FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As of October 1, 2005, we had approximately $135.7 million aggregate principal amount outstanding of the 6.8% convertible senior notes due 2010.
      We have agreed to invest $200 million over the next five years to establish a manufacturing facility in Suzhou, China, and we have fully utilized credit lines with the Bank of China for the construction and working capital requirements of this operation. The remainder of our commitment will be satisfied primarily with the transfer of manufacturing assets from Singapore or from our other manufacturing site. MTS has drawn down $60 million as of October 1, 2005. MTS is required to maintain a maximum liability to assets ratio (tested annually in December of each year) and a minimum earnings to interest expense ratio(tested annually commencing in December 2005). MTS was in compliance with all covenants as of December 25, 2004. We do not expect to request further loans under this facility.

CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE
We have a history of significant losses.
      We have a history of significant losses. In the last five fiscal years, we were profitable in only fiscal years 2000 and 2003. For the fiscal year ended December 25, 2004, our net loss was $183.4 million. As of October 1, 2005, we had an accumulated deficit of $1,822.9 million. We may experience losses in the future and may not be profitable for a full fiscal year.
The decline of average selling prices in the hard disk drive industry could cause our operating results to suffer and make it difficult for us to achieve or maintain profitability.
      It is very difficult to achieve and maintain profitability and revenue growth in the hard disk drive industry because the average selling price of a hard disk drive declines over its commercial life as a result of technological advances, productivity improvement and increases in supply. In addition, intense price competition among personal computer manufacturers and Intel-based server manufacturers may cause the price of hard disk drives to decline. As a result, the hard disk drive market tends to experience periods of excess capacity and intense price competition. Competitors’ attempts to liquidate excess inventories, restructure, or gain market share also tend to cause average selling prices to decline. Furthermore, longer product life-cycles have resulted in a decline in average selling prices, that in some cases, exceed the decline in costs of components over the longer product life-cycle. This excess capacity and intense price competition may cause us in future quarters to lower prices, which will have the effect of reducing margins, causing operating results to suffer and making it difficult for us to achieve or maintain profitability. If we are unable to lower the cost of producing our hard disk drives to be consistent with any decline of average selling prices, we will not be able to compete effectively and our operating results will suffer. Furthermore, a decline in average selling prices may result from end-of-period buying patterns where distributors and sub-distributors tend to make a majority of their purchases at the end of a fiscal quarter, aided by disparities between distribution pricing and OEM pricing greater than historical norms and pressure on disk drive manufacturers to sell significant units in the quarter. Due to these factors, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices than expected or on terms that are less favorable to us. This increases the chances that our results could diverge from the expectations of investors and analysts, which could make our stock price more volatile.
Intense competition in the hard disk drive market could reduce the demand for our products or the prices of our products, which could adversely affect our operating results.
      The desktop computer market segment and the overall hard disk drive market are intensely competitive even during periods when demand is stable. We compete primarily with manufacturers of 3.5-inch hard disk drives, including Fujitsu, Hitachi Global Storage, Samsung, Seagate Technology and Western Digital. Many of our competitors historically have had a number of significant advantages, including larger market shares, a broader product line, preferred vendor status with customers, extensive name recognition and marketing power, a lower cost structure and/or significantly greater financial, technical and manufacturing resources. Some of our competitors make many of their own components, which may provide them with benefits including lower costs. Others may themselves or through affiliated entities produce complete computer or other systems that contain disk drives or other information storage products, enabling them to determine pricing for complete systems without regard to the margins on individual components. In addition, because components other than disk drives generally contribute a greater portion of the operating margin on a complete system than do disk drives, these manufacturers of complete systems do not necessarily need to realize a profit on the disk drives included in a system. Our competitors may also:

•	consolidate or establish strategic relationships to lower their product costs or to otherwise compete more effectively against us;

•	lower their product prices to gain market share;

•	sell their products with other products to increase demand for their products;

•	develop new technology, which would significantly reduce the cost of their products;

•	get to the market with the next generation product faster or ramp more effectively; or

•	offer more products than we do and therefore enter into agreements with customers to supply hard disk drives as part of a larger supply agreement.
      Increasing competition could reduce the demand for our products and/or the prices of our products as a result of the introduction of technologically better and/or cheaper products, which could reduce our revenues. In addition, new competitors could emerge and rapidly capture market share. If we fail to compete successfully against current or future competitors, our business, financial condition and operating results will suffer.
If we fail to qualify as a supplier to computer manufacturers or their subcontractors, then these manufacturers or subcontractors may not purchase any units of an entire product line, which will have a significant adverse impact on our sales.
      A significant portion of our products is sold to desktop computer and Intel-based server manufacturers or to their subcontractors. These manufacturers select or qualify their hard disk drive suppliers, either directly or through their subcontractors, based on quality, storage capacity, performance and price. Manufacturers typically seek to qualify two or more suppliers for each hard disk drive product generation. To qualify consistently, and thus succeed in the desktop and Intel-based server hard disk drive industry, we must consistently be among the first-to-market with introduction and first-to-volume production at leading storage capacities per disk, offering competitive prices and high quality. Once a manufacturer or subcontractor has chosen its hard disk drive suppliers for a given desktop computer or Intel-based server product, it often will purchase hard disk drives from those suppliers for the commercial lifetime of that product line. It is, however, possible to fail to maintain a qualification due to quality or yield issues. If we miss a qualification opportunity or cease to be qualified due to yield or quality issues, we may not have another opportunity to do business with that manufacturer or subcontractor until it introduces its next generation of products. The effect of missing a product qualification opportunity is magnified by the limited number of high-volume manufacturers of personal computers and Intel-based servers. If we do not reach the market or deliver volume production in a timely manner, we may not qualify our products and may need to deliver lower margin, older products than required in order to meet our customers’ demands. In such cases, our business, financial condition and operating results would be adversely affected. In addition, continuing developments in technology cause a need for us to continuously manage product transitions, including a need to qualify new products or qualify improvements to existing products. Accordingly, if we are unable to manage a product transition effectively, including the introduction, production or qualification of any new products or product improvements, our business and results of operations could be negatively affected.
The loss of one or more significant customers or a decrease in their orders of our products would cause our revenues to decline.
      We sell most of our products to a limited number of customers. For the fiscal year ended December 25, 2004, although none of our customers accounted for 10% or greater of our total revenue, our top five customers accounted for approximately 35.5% of our revenue. We expect that a relatively small number of customers will continue to account for a significant portion of our revenue, and the proportion of our revenue from these customers could continue to increase in the future. These customers have a wide variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product for a given customer, the customer generally will not be obligated to purchase any minimum volume of product from us and generally will be able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer or if any of our key customers reduce their orders for our products or require us to reduce our prices before we are able to reduce costs, our business, financial condition and operating results could suffer. Mergers, acquisitions, consolidations or other significant transactions involving our significant customers may adversely affect our business and operating results.

If we do not expand into new hard drive markets, our revenues will suffer.
      To remain a significant supplier of hard disk drives to major manufacturers of personal computers, consumer electronics and Intel-based servers, we need to offer a broad range of hard disk drive products to our customers. Although almost all of our current products are designed for the desktop computer and the Intel-based server markets, demand in these markets may shift to products we do not offer or volume demand may shift to other markets. Such markets may include laptop computers or handheld consumer products, which none of our products currently serves. Many other hard disk drive suppliers compete in these additional parts of the market, including Cornice, Inc., Fujitsu, Hitachi Global Storage, GS Magicstor Inc., Samsung, Seagate Technology, Toshiba and Western Digital. Because many of these competitors compete in a broader range of the market, they may not be as impacted by declines in demand or average selling prices in desktop products. Improvements in areal density and increases in sales of notebook computers are resulting in a shift to smaller form factor rigid disk drives for an expanding number of applications, including enterprise storage, personal computers and consumer electronic devices. In addition, non-disk drive storage technologies such as flash memories may create effective competition in these markets. We will need to successfully develop and manufacture new products that address additional hard disk drive markets to remain competitive in the hard disk drive industry. Although we are continuing our development efforts in the small form factor market there can be no assurance that we will successfully develop and introduce a small form factor product in a timely fashion. If we do not suitably adapt our technology and product offerings to successfully develop and introduce additional smaller form factor rigid disk drives, we may not be able to effectively compete and our revenues will suffer. Products using alternative technologies, such as optical storage, semiconductor memory and other storage technologies, may also compete with hard disk drive products in such markets.
Our efforts to improve operating efficiencies through restructuring activities may not be successful, and the actions we take to this end could limit our ability to compete effectively.
      We have taken, and continue to take, various actions to attempt to improve operating efficiencies at Maxtor through restructuring. These activities have included facility closures, facility transfers and significant personnel reductions. For example, in the fourth quarter of 2004 we announced plans to reduce our U.S. headcount by up to 200 persons in 2005, move manufacturing of additional desktop products from Singapore to China, consolidate our Singapore manufacturing into one facility by the end of 2005, and relocate the majority of our media production to Thailand starting in 2006. We continue to look at opportunities for further cost reductions, which may result in additional restructuring activities in the future. We cannot assure you that our efforts will result in the increased profitability, cost savings or other benefits that we expect. Many factors, including reduced sales volume and average selling prices, which have impacted gross margins in the past, and the addition of, or increase in, other operating expenses, may offset some or all of our anticipated or estimated savings. Moreover, the reduction of personnel and closure and transfers of facilities may result in disruptions that affect our products and customer service. In addition, the transfer of manufacturing capacity of a product to a different facility frequently requires qualification of the new facility by some of our OEM customers. We cannot assure you that these activities and transfers will be implemented on a cost-effective basis without delays or disruption in our production and without adversely affecting our customer relationships and results of operations. Each of the above measures could have long-term adverse effects on our business by reducing our pool of technical talent, decreasing our employee morale, disrupting our production schedules or impacting the quality of products making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could adversely affect our business and operating results.
Because we are substantially dependent on desktop computer drive sales, a decrease in the demand for desktop computers could reduce demand for our products.
      Our revenue growth and profitability depend significantly on the overall demand for desktop computers and related products and services. Because we sell a significant portion of our products to the desktop segment of the personal computer industry, we will be affected more by changes in market conditions for desktop computers than a company with a broader range of products. End-user demand for the computer systems that contain our hard disk drives has historically been subject to rapid and unpredictable fluctuations. Demand in general for our products may be reduced by a shift to smaller form factor rigid disk drives or by the emergence of effective non-disk drive storage product competitors. Any decrease in the demand for desktop computers could reduce the demand for our products, harming our business, financial condition and operating results.
If we do not successfully introduce new products or avoid product quality problems, our revenues will suffer.
      While we continually develop new products, the success of our new product introductions is dependent on a number of factors, including market acceptance, our ability to manage the risks associated with product transitions, and the risk that our new products will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. In addition, past quality problems may adversely impact our relationships with our major OEM customers, which in turn, could adversely impact our sales to those customers of new products in the future. We cannot assure you that we will avoid technical or other difficulties that could delay or prevent the successful development, introduction or marketing of new hard disk drives. Any failure to successfully develop and introduce new products for our existing customers, or any quality problems with newly introduced products, could result in loss of customer business or require us to deliver older, lower margin products not targeted effectively to customer requirements, which in turn could adversely affect our business, financial condition and operating results.
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
      We sell a significant amount of our hard disk drive products through a limited number of key distributors. If we fail to develop, cultivate and maintain relationships with our key distributors, or if these distributors are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. As our sales through these distribution channels continue to increase, we may experience problems typically associated with these distribution channels such as unstable pricing, increased return rates and other logistical difficulties. Our distributors also sell products manufactured by our competitors. If our distributors favor our competitors’ products for any reason, they may fail to market our products effectively or continue to devote the resources necessary to provide us with effective sales and, as a result, our operating results could suffer.
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
      We depend on a limited number of qualified suppliers for components and subassemblies, including recording heads, media and integrated circuits. Currently, we purchase recording heads from two sources, digital signal processors/controllers from one source and spin/servo integrated circuits from two sources. We are in the process of developing a two-vendor supply strategy for digital signal processors/controllers, but we cannot assure you that such a transition would be successful or that the resulting model would be more effective than our current one-vendor model. Our internal media manufacturing capability cannot supply all of our media needs, and therefore we still purchase a portion of our media from outside sources. The industry has been experiencing constraints in component supplies, particularly media and substrates. If one or more of our suppliers who provide sole or limited source components encounters business difficulties or ceases to sell components to us for any reason, or if our media production facilities encounters production difficulties, we could have immediate shortages of supply for those components. If we cannot obtain sufficient quantities of high-quality parts when needed, product shipments would be delayed and our business, financial condition and operating results could suffer. We cannot assure you that we will be able to obtain adequate supplies of critical components in a timely and economic manner, or at all.
We purchase most of our components from third party suppliers, and may have higher costs or more supply chain risks than our competitors who are more vertically integrated.
      Unlike some of our competitors, except for a portion of our media, we do not manufacture any of the parts used in our products. Instead, our products incorporate parts and components designed by and purchased from third party suppliers. As a result, the success of our products depends on our ability to gain access to and effectively integrate parts and components that use leading-edge technology. To do so we must effectively manage our relationships with our strategic component suppliers. We must also effectively integrate different products from a variety of suppliers and manage difficult scheduling and delivery problems and in some cases we must incur higher delivery costs for components than incurred by our competitors.
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
      Our Maxtor-owned facilities in Singapore and China are our only current sources of production for our hard disk drive products. We manufacture a majority of our media needs in California. Our new manufacturing facility in China is intended to provide us with a low-cost manufacturing facility. The China facility has begun to ramp production and has been qualified for production by most of our OEM customers. We are transitioning the manufacturing of more desktop products from Singapore to China during 2005. To successfully expand our China manufacturing operation, we need to recruit and hire a substantial number of employees, including both direct labor and key management personnel in China. Any delay or difficulty in qualifying our China facility’s production of various products with our customers, or any difficulties or delay in recruiting, hiring or training personnel in China, could interfere with the planned ramp in production at the facility, which could harm our business, financial condition and operating results. We are also planning to consolidate our manufacturing in Singapore into one facility by early 2006 and to relocate the majority of our media production to Thailand starting in 2006. Any difficulties or delays encountered in these transitions may adversely impact our business. In addition, a tsunami, flood, earthquake, political instability, act of terrorism or other disaster or condition that adversely affects our facilities or ability to manufacture our hard disk drive products could significantly harm our business, financial condition and operating results.
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
Our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate in the future.
      Our future performance will depend on many factors, including:

•	the average selling price of our products;

•	fluctuations in the demand for our products as a result of the seasonal nature of the desktop computer industry and the markets for our customers’ products, as well as the overall economic environment;

•	market acceptance of our products;

•	our ability to qualify our products successfully with our customers;

•	changes in purchases by our primary customers, including the cancellation, rescheduling or deferment of orders;

•	changes in product and customer mix;

•	actions by our competitors, including announcements of new products or technological innovations;

•	our ability to execute future product development and production ramps effectively;

•	the availability and efficient use of manufacturing capacity;

•	our ability to retain key personnel;

•	our inability to reduce a significant portion of our fixed costs due, in part, to our ongoing capital expenditure requirements; and

•	our ability to procure and purchase critical components at competitive prices.
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
      We conduct most of our manufacturing and testing operations and purchase a substantial portion of our key parts outside the United States. In particular, manufacturing operations for our products are concentrated in Singapore and China where our principal manufacturing operations are located. Such concentration of operations in Singapore and China will likely magnify the effects on us of any disruptions or disasters relating to those countries. In addition, we also sell a significant portion of our products to foreign distributors and retailers. As a result, we will be dependent on revenue from international sales. Inherent risks relating to our overseas operations include:

•	difficulties with staffing and managing international operations;

•	transportation and supply chain disruptions and increased transportation expense as a result of epidemics, terrorist activity, acts of war or hostility, increased security and less developed infrastructure;

•	economic slowdown and/or downturn in foreign markets;

•	international currency fluctuations;

•	political and economic uncertainty caused by natural disasters such as tsunamis, earthquakes and hurricanes; epidemics; terrorism; or acts of war or hostility;

•	legislative and regulatory responses to terrorist activity such as increased restrictions on cross-border movement of products and technology;

•	legislative, regulatory, police, or civil responses to epidemics or other outbreaks of infectious diseases such as quarantines, factory closures, or increased restrictions on transportation or travel;

•	general strikes or other disruptions in working conditions;

•	labor shortages;

•	energy or fuel shortages or cost increases;

•	political instability;

•	changes in tariffs;

•	generally longer periods to collect receivables;

•	unexpected legislative or regulatory requirements;

•	reduced protection for intellectual property rights in some countries;

•	significant unexpected duties or taxes or other adverse tax consequences;

•	difficulty in obtaining export licenses and other trade barriers;

•	increased transportation/shipping costs;

•	credit and access to capital issues faced by our international customers; and

•	compliance with European Union directives implementing strict mandates on electronic equipment waste and banning the use of certain materials in electronic manufacturing.
      The specific economic conditions in each country impact our international sales. For example, our international sales contracts are denominated primarily in U.S. dollars. Significant downward fluctuations in currency exchange rates against the U.S. dollar could result in higher product prices and/or declining margins and increased manufacturing costs. In addition, we attempt to manage the impact of foreign currency exchange rate changes by entering into short-term, foreign exchange contracts. If we do not effectively manage the risks associated with international operations and sales, our business, financial condition and operating results could suffer.
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
      The legal system in China relating to corporate organization and governance, foreign investment, commerce, taxation and trade is both new and continually evolving, and there can be no certainty as to the application of its laws and regulations in particular instances. Our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our business ventures in China are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important financial and operational information regarding these ventures. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and operating results. Further, our intellectual property protection measures may not be sufficient to prevent misappropriation of our technology in China. The Chinese legal system does not protect intellectual property rights to the same extent as the legal system of the United States and effective intellectual property enforcement may be unavailable or limited. If we are unable to adequately protect our proprietary information and technology in China, our business, financial condition and operating results could be materially adversely affected.
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
The loss of key personnel or inability of our senior management team to work together effectively could harm our business.
      Our success depends upon the continued contributions of our executives and skilled employees, many of whom would be extremely difficult to replace. Like many other technology companies, we have implemented workforce reductions that in some cases resulted in the termination of skilled employees who have substantial knowledge of our business. Since November 2004, we have also undergone a number of changes in our management structure that included the departure of senior executives and appointment of our current senior management team. Because of these changes, our current senior executive team has not worked together as a group for a significant length of time. Additional turnover in senior management and any future workforce reductions may adversely affect the morale of, and our ability to retain, executives and skilled employees who have not been terminated, which may result in the loss of executives and skilled employees. The loss of the services of one or more of our executive officers or skilled employees could also affect our ability to successfully implement our business objectives which could slow the growth of our business and cause our operating results to decline. Moreover, if our new management team is unable to work together effectively to implement our strategies and manage our operations and accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. We do not have key person life insurance on any of our personnel.
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
      In connection with our sale of the 2.375% Convertible Senior Notes due 2012 in August 2005, we incurred $326 million of indebtedness that will mature in August 2012 (the “2005 Notes”). As of October 1, 2005, we also have approximately $135.7 million of outstanding indebtedness under our 6.8% Convertible Senior Notes due 2010 sold in May 2003 that will mature in April 2010 (the “2003 Notes”) and approximately $59.0 million of outstanding indebtedness under our 5.75% Convertible Subordinated Debentures due March 1, 2012 sold in March, 1987. We will require substantial amounts of cash to fund:

•	semi-annual interest payments on each series of notes;

•	payment at the respective maturities of each series of notes;

•	payment of the principal amount of the 2005 Notes upon conversion by the holders or upon demand by the holders following certain fundamental change events;

•	payment of the principal amount of the 2003 Notes upon conversion (if we elect to satisfy a conversion in whole or in part, with cash rather than shares of our common stock) or upon demand by the holders following certain change of control events; and

•	future capital expenditures, investments and acquisitions, payments on our leases and loans, and any increased working capital requirements.
      If we are unable to meet our cash requirements out of cash flows from operations or from otherwise available funds, we may need to obtain alternative financing, which may not be available on favorable terms or at all. Any failure by us to satisfy our obligations under the three series of notes or their respective indentures could cause a default under agreements governing our other indebtedness. The degree to which we are financially leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control.
Under the terms of the 2.375% Convertible Senior Notes due 2012, events that we do not control will trigger conversion rights that, if exercised, may have an adverse effect on our liquidity.
      Because conversion of the 2.375% Convertible Senior Notes due 2012 must be settled in cash up to the lesser of (a) the outstanding principal amount of the notes being converted, and (b) the “conversion value” of the notes (which is calculated by multiplying the conversion rate then in effect by the market price of our common stock price at the time of conversion), events that trigger a right to convert may negatively affect our liquidity. Triggering events for a conversion right include our stock trading at 110% or more of the conversion price during specific periods and the notes trading at less than the applicable conversion value.
Any failure to adequately protect and enforce our intellectual property rights could harm our business.
      Our protection of our intellectual property is limited. For example, we have patent protection on only some of our technologies. We may not receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. Moreover, the rights granted under any such patents may not provide us with competitive advantages. In the case of products offered in rapidly emerging markets, such as consumer electronics, our competitors may file patents more rapidly or in greater numbers resulting in the issuance of patents that may result in unexpected infringement assertions against us. Finally, our competitors may develop or otherwise acquire equivalent or superior technology. We also rely on trade secret, copyright and trademark laws as well as the terms of our contracts to protect our proprietary rights. We may have to litigate to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. Trade secret protection is inherently difficult to maintain and rely upon, particularly given the extent and complexity of our supply chain and movement of technical employees to competitors.
      As we expand our branded business around the world, there may be jurisdictions in which there are trademark holders who seek to interrupt our export of products into those countries based on their trademark rights. Enforcing or defending our proprietary rights could be expensive and might not bring us timely and effective relief. We may have to obtain licenses of other parties’ intellectual property and pay royalties. If we are unable to obtain such licenses, we may have to stop production of our products or alter our products. In addition, the laws of certain countries in which we sell and manufacture our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our remedies in these countries may be inadequate to protect our proprietary rights. Any failure to enforce and protect our intellectual property rights could harm our business, financial condition and operating results.
We are subject to existing claims relating to our intellectual property which are costly to defend and may harm our business.
      Prior to our acquisition of the Quantum HDD business, we, on the one hand, and Quantum and Matsushita-Kotobuki Electronics Industries, Ltd. (“MKE”), on the other hand, were sued by Papst Licensing, GmbH, a German corporation, for infringement of a number of patents that relate to hard disk drives. Papst’s complaint against Quantum and MKE was filed on July 30, 1998, and Papst’s complaint against Maxtor was filed on March 18, 1999. Both lawsuits, filed in the United States District Court for the Northern District of California, were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana for coordinated pre-trial proceedings with other pending litigations involving the Papst patents (the “MDL Proceeding”). The matters will be transferred back to the District Court for the Northern District of California for trial. Papst’s infringement allegations are based on spindle motors that Maxtor and Quantum purchased from third party motor vendors, including MKE, and the use of such spindle motors in hard disk drives. We purchased the overwhelming majority of the spindle motors used in our hard disk drives from vendors that were licensed under the Papst patents. Quantum purchased many spindle motors used in its hard disk drives from vendors that were not licensed under the Papst patents, including MKE. As a result of our acquisition of the Quantum HDD business, we assumed Quantum’s potential liabilities to Papst arising from the patent infringement allegations Papst asserted against Quantum. We filed a motion to substitute Maxtor for Quantum in this litigation. The motion was denied by the Court presiding over the MDL Proceeding, without prejudice to being filed again in the future.
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
      Because of the chemicals we use in our manufacturing and research operations, we are subject to a wide range of environmental protection regulations in the United States, Singapore, European Union and China. While we do not believe our operations to date have been harmed as a result of such laws, future regulations may increase our expenses and harm our business, financial condition and results of operations. For example, the January 2003 adoption by the European Union of the Waste Electrical and Electronic Equipment directive will alter the manner in which certain electronic equipment is handled in the European Union. Even if we are in compliance in all material respects with all present environmental regulations, in the United States, environmental regulations often require parties to fund remedial action regardless of fault. As a consequence, it is often difficult to estimate the future impact of environmental matters, including potential liabilities. If we have to make significant capital expenditures or pay significant expense in connection with future remedial actions or to continue to comply with applicable environmental laws, our business, financial condition and operating results could suffer.
Our customers are subject, and we are potentially subject, to new environmental legislation enacted by the European Union, and if we do not comply, our sales could be adversely impacted.
      The European Union has adopted two directives to facilitate the recycling of electrical and electronic equipment sold in the European Union. The first of these is the Waste Electrical and Electronic Equipment (“WEEE”) directive, which directs member states to enact laws, regulations, and administrative provisions to ensure that producers of specified electrical and electronic equipment are responsible for specified collection, recycling, treatment, and environmentally sound disposal of products placed on the market after August 13,

2005, and from products in use prior to that date that are being replaced. The European Union has also adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive. The RoHS directive restricts the use of lead, mercury, and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006.
      To the extent that we are deemed to be producers of electrical and electrical equipment to which the WEEE directive applies, ensuring compliance with the directive could result in additional costs and disruption to operations and logistics and thus, could have a negative impact on our business, operations and financial condition. If we fail to timely provide RoHS compliant products, our European customers may refuse to purchase our products, and our business, financial condition and operating results could suffer. We will need to ensure that we can manufacture compliant products, and that we can be assured a supply of compliant components from suppliers. If similar laws and regulations are enacted in other regions where we have significant sales, it may further require us to reengineer our products to utilize components that are more environmentally compatible, and such reengineering and component substitution may result in additional costs to us.
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
      Material weaknesses were identified in our internal control over financial reporting as disclosed in our annual report on Form 10-K/ A for the fiscal year ended December 27, 2003 filed on February 22, 2005 and subsequent periodic filings. Specifically, material weaknesses were identified with respect to our financial statement close process, including our review of complex, non-routine transactions. These material weaknesses contributed to post-closing adjustments and the resulting need to amend our financial statements. Our amendment of previously released financial statements could diminish public confidence in the reliability of our financial statements, which could harm our business and our stock price. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting.

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
      We have historically used stock options and other forms of equity-related compensation as key components of our total employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of our employee stock options have had exercise prices in excess of our stock price, which could affect our ability to retain or attract present and prospective employees. In addition, the Financial Accounting Standards Board and other agencies have adopted changes to accounting principles generally accepted in the United States that will require Maxtor and other companies to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, new regulations implemented by the New York Stock Exchange (“NYSE”) prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.
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
Provisions in the indentures governing our 6.80% Convertible Senior Notes due 2010 and our 2.375% Convertible Senior Notes due 2012 could discourage potential acquisitions or delay or prevent a change of control.
      Repurchase obligations triggered by events constituting a “change of control” in the indenture governing our 6.80% Convertible Senior Notes due 2010 and a “fundamental change” in the indenture governing our 2.375% Convertible Senior Notes due 2012 may in certain circumstances make more difficult or discourage an acquisition of Maxtor. For example, the fundamental change purchase feature of the 2.375% Convertible Senior Notes due 2012 may require Maxtor to repurchase the notes at the option of holders if the stock price is less than 105% of the conversion price when the fundamental change occurs. In addition, a merger or consolidation triggers a right to convert the 2.375% Convertible Senior Notes due 2012, which if exercised, must be settled all or in part in cash and this conversion right may delay or prevent a change of control.
Conversion of our 2.375% Convertible Senior Notes due 2012 or 6.80% Convertible Senior Notes 2012 will dilute the ownership interests of existing stockholders.
      If and to the extent we deliver shares of our common stock upon conversion of the 2.375% Convertible Senior Notes due 2012 or the 6.80% Convertible Senior Notes due 2010, the conversion of some or all of the notes will dilute the ownership interest of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

We issued shares under our 1998 Employee Stock Purchase Plan that may not have been not exempt from registration or qualification under federal securities laws, and as a result, we may incur liability to repurchase such shares and may face additional potential claims.
      On October 31, 2005 we commenced a registered rescission offer to repurchase up to 4,275,668 shares of our common stock from persons who purchased those shares from our 1998 Employee Stock Purchase Plan, which we refer to as our “ESPP,” that may not have been exempt from registration or qualification under the Securities Act of 1933, as amended (the “Securities Act”). The registered rescission offer is being made to persons that purchased common stock from our ESPP on August 16, 2004 and February 15, 2005. The rescission offer is intended to address federal securities law compliance issues by allowing holders of shares covered by the rescission offer to sell those securities back to us at the original purchase price, plus eight percent interest. If this rescission offer is accepted in whole, we could be required to make aggregate payments to the holders of these shares of up to $13.6 million, excluding interest.
      The Securities Act does not expressly provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered or exempt from the registration requirements of the Securities Act. Accordingly, if an eligible ESPP participant affirmatively rejects or fails to accept our rescission offer, it is unclear whether or not the individual will have a right of rescission under Securities Act after the expiration of the rescission offer. The staff of the Securities and Exchange Commission takes the position that a person’s federal right of rescission may survive the rescission offer. However, federal courts in the past have ruled that a person who rejects or fails to accept a rescission offer is precluded from later seeking similar relief. Consequently, should any offerees reject the rescission offer, expressly or impliedly, we may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the shares have been sold until the federal statute of limitations for a violation of the Securities Act has lapsed. Generally, the federal statute of limitation for non-compliance with the requirement to register securities under the Securities Act is one year.

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

      The following table presents the hypothetical changes in fair values in the financial instruments held at October 1, 2005 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The hypothetical changes assume immediate shifts in the U.S. Treasury yield curve of plus or minus 50 basis points (“bps”), 100 bps, and 150 bps.

				Fair Value
				as of
				October 1,
	+150 bps	+100 bps	+50 bps	2005	-50 bps	-100 bps	-150 bps

	($000)
Financial Instruments	$87,359	$87,570	$87,781	$88,001	$88,221	$88,441	$88,661
% Change	(0.73)%	(0.49)%	(0.25)%		0.25%	0.50%	0.75%
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

				Fair Value
	Valuation of Security			as of	Valuation of Security
	Given X% Decrease in the			October 1,	Given X% Increase in the
	Security Price			2005	Security Price

				($000)
Corporate equity investments	$2,154	$3,230	$3,661	$4,307	$4,953	$5,384	$6,461
% Change	(50)%	(25)%	(15)%		15%	25%	50%

Item 4.	Controls and Procedures
Changes in Internal Control Over Financial Reporting
      As of December 25, 2004, we identified a material weakness in internal control over financial reporting as follows -

•	Application of generally accepted accounting principles related to the financial reporting process for complex, non-routine transactions (purchase accounting entries relating to deferred taxes, goodwill and leases, and severance and facility accruals in connection with the establishment of restructuring reserves):

•	Lack of accounting personnel with sufficient skills and experience to ensure the accounting for complex, non-routine transactions is in compliance with generally accepted accounting principles; and

•	Insufficient formalized procedures to assure that complex, non-routine transactions have been reviewed by management or internal accounting personnel with technical accounting expertise
      For additional information relating to the control deficiencies that resulted in the material weakness described above, please see the discussion under “Item 9A. Controls and Procedures — Management Report on Internal Control Over Financial Reporting” and “Item 4. Controls and Procedures” contained in our reports on Form 10-K/ A for the fiscal year ended December 25, 2004, Form 10-Q/ A for the period ended April 2, 2005 and Form 10-Q for the period ended July 2, 2005.

      The Company has taken and completed the following remediation action to address the material weakness in our internal control over financial reporting:
      As described in our 2004 Form 10-K/ A, the remediation plans committed by the Company to address the material weakness as to application of generally accepted accounting principles to the financial reporting process for complex, non-routine transactions include:

•	Supplementing the Company’s staff as needed with additional accounting personnel and outside contractors with the technical accounting expertise necessary to evaluate and document complex, non-routine transactions,

•	Reorganizing the accounting and finance department, and

•	Revising processes and procedures to assure the review by senior management of the accounting and related documentation for complex, non-routine transactions.
      The Company executed its remediation plans as described below:

•	During the quarter ended December 25, 2004, the Company filled the then vacant position of Chief Financial Officer and appointed an Operations Controller to provide leadership and review in the accounting function. The Company also established the previously outsourced internal audit function in-house, led by a senior executive.

•	During the first quarter of 2005, the Company appointed a Corporate Controller and Principal Accounting Officer to replace the former Corporate Controller who resigned. The Company also effected a reorganization of its accounting and finance department and implemented revised policies and procedures to ensure early involvement and adequate evaluation of complex, non-routine transactions by accounting personnel with technical expertise and review by senior management of the results of the accounting evaluation and documentation.

•	In the second quarter of 2005, the Company continued to enhance its accounting staffing, including the hiring of key accounting personnel with requisite technical accounting expertise. The addition of the accounting staff in second quarter of 2005 completed the planned remediation steps.
      While the planned remediation steps have been completed as of the end of the second quarter, management continued the additional temporary reviews and monitoring procedures that were instituted in the first and second fiscal quarters. The Company management believes that, absent these additional, temporary procedures, the ability of the accounting staff to understand all complex, non-routine transactions is not yet sufficiently mature to support an assessment of the deficiency in the Company’s ongoing system of internal control over financial reporting as other than material. The Company believes the additional, temporary reviews and monitoring procedures continued during the third quarter have reduced the risk of material error in the financial statements presented in this report to less than remote. Management does not anticipate these additional reviews and monitoring procedures will continue beyond the fourth quarter of 2005.
      The Company expects the testing of remediated controls and procedures relating to the application of generally accepted accounting principles to complex, non-routine transactions in the financial reporting process will be completed by the end of fiscal year 2005. Management will continue to monitor closely the remediated plan and believes that our controls and procedures will continue to improve as a result of these measures.
      Other than otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
      The Company believes that the use of additional temporary reviews and monitoring procedures during the third quarter of 2005 have mitigated the control deficiencies with respect to the preparation of this quarterly report and that these measures have been effective to ensure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported correctly. In particular, the Company’s management believes that the measures implemented to date provide reasonable assurance that the Company’s financial statements included in this quarterly report are prepared in accordance with generally accepted accounting principles.
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

Duston M. Williams
Executive Vice President, Finance
and Chief Financial Officer
Date: November 4, 2005

EXHIBIT INDEX

Exhibit
Number	Description

4.1	Indenture between Maxtor Corporation and U.S. Bank National Association, dated August 15, 2005.

4.2	Registration Rights Agreement among Maxtor Corporation, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs and Co., dated August 15, 2005.

10.1	US $300,000,000 Purchase Agreement between Maxtor Corporation and Citigroup Global Markets Inc. as Representative of the several Initial Purchasers dated as of August 9, 2005, as amended by Amendment to Purchase Agreement dated as of August 26, 2005.

12.1	Statements re: Computation of Ratios

31.1	Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002