Form 10-K
period 2005-12-31
MAXTOR CORP
filed 2006-02-22
CIK 711039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, par value $0.01 per share
Securities registered pursuant to Section 12(g) of the Act:
5.75% Convertible Subordinated Debentures, due March 1, 2012
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     ☑          Accelerated filer     ☐          Non-accelerated filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the registrant’s common stock, $.01 par value per share, held by non-affiliates of the registrant on July 2, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,327,344,521 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 15, 2006, 258,478,134 shares of the registrant’s common stock, $.01 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2005, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

PART I

Item 1.	Business
Overview
      Maxtor Corporation (“Maxtor” or “the Company”) is one of the world’s leading suppliers of hard disk drives for desktop, enterprise and consumer electronics applications.
      Our desktop products are marketed under the DiamondMax and MaXLine brand names and consist of 3.5-inch disk drives with storage capacities that range from 40 to 500 gigabytes (“GB”). These drives are used primarily in desktop computers; however, the market for these products in a variety of consumer electronic applications, including digital video recorders (“DVRs”), set-top boxes, game consoles and personal storage, is growing rapidly. We also provide a line of high-capacity ATA/ Serial ATA drives for use in mid-line and near-line storage applications for the enterprise market. Our MaXLine-branded drives, with 250 to 500 GB of capacity, are designed specifically for high-reliability to meet the needs of enterprise customers who need ready access to fixed content data files. Finally, we offer a line of high-end 3.5-inch hard disk drives for use in high-performance, storage-intensive enterprise applications such as workstations, enterprise servers and storage subsystems. These Intel-based server products are marketed under the Atlas brand name and provide storage capacities of 36.7 to 300 GB at speeds of 10,000 rotations per minute (“RPM”) and 15,000 RPM.
      Maxtor, DiamondMax, MaXLine and Atlas are registered trademarks of Maxtor. Maxtor Personal Storage, Maxtor OneTouch and Maxtor QuickView are trademarks of Maxtor. All other brand names and trademarks appearing in this report are the property of their respective holders. IDC derived information mentioned in this report was provided by IDC, Worldwide Hard Disk Drive 2005-2009 Forecast Update: Mid Year Update, Doc. #34300, Oct. 2005.
      We are incorporated in the State of Delaware. Our principal executive offices are located at 500 McCarthy Boulevard, Milpitas, California 95035. The telephone number is (408) 894-5000.
Pending Acquisition by Seagate Technology
      On December 20, 2005, we entered into a definitive agreement with Seagate Technology (“Seagate”) in which Seagate will acquire Maxtor in an all stock transaction. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, Maxtor stockholders will receive 0.37 shares of Seagate common stock for each Maxtor share they own. When the transaction is completed, Maxtor stockholders will own approximately 16% of the combined company. The transaction was valued at approximately $1.9 billion at the time of its announcement on December 21, 2005. It is anticipated the transaction will be completed in the second half of 2006, subject to obtaining stockholder and regulatory approvals. There is a termination fee of $300 million payable to Maxtor under certain conditions.
Industry Background
      Maxtor participates in the desktop computing, enterprise and consumer electronics markets.
      Desktop Computing Market. Desktop computing represents the largest market for hard disk drives for both Maxtor and the industry. According to IDC, drives shipped for use in desktop computing applications totaled approximately 211 million in 2005 compared with total drive shipments of 374 million. Approximately 85% of the drives that Maxtor shipped in 2005 were for the desktop computing market. Desktop computers are used in a variety of environments, including the home, business and multimedia entertainment. Demand for hard disk drives used in desktop computers has been driven by a variety of factors, including:

•	the rapid increase in digital data;

•	the general growth of PC sales in the United States and Western Europe;

•	the growth of non-branded desktop computers in emerging economies, specifically China and other parts of Asia, Russia, Eastern Europe and Latin America; and

•	larger file sizes created by multimedia-intensive applications.
      According to IDC, hard drives shipped for desktop computing will increase approximately 5.5% from 2005 to approximately 223 million in 2006. IDC estimates that revenue from drives shipped to the desktop computing market will increase approximately 2.4% from $12.6 billion in 2005 to $12.9 billion in 2006. Revenue growth is expected to be slightly more moderate than the growth rate of unit shipments due to a continued decline in average selling prices (“ASPs”) of desktop drives, a trend which has characterized the industry. The decrease in ASPs reflects the declining prices of desktop computers, the hard drive industry’s ability to reduce the average unit cost of its drives and competitive pressures. Success in this market requires excellent quality and reliability, technology and low-cost manufacturing.
      Enterprise Market. The enterprise market for hard disk drives includes manufacturers of workstations, servers, storage area networks and computer subsystems. This market has traditionally been served with hard disk drives that use either fiber channel or small computer system interface (“SCSI”). According to IDC, the market for enterprise drives totaled approximately 26.7 million in 2005 and is expected to increase 7.9% to approximately 28.8 million in 2006. IDC expects revenue for enterprise drives to increase approximately 6.8% from $5.1 billion in 2005 to approximately $5.5 billion in 2006, reflecting an increase in units shipped.
      With the introduction of our next generation higher capacity SCSI drives in late 2004, we were successful in gaining volume and share in the enterprise market throughout 2005, resulting in higher revenue and increased gross profit margins for this product line.
      During the past several years, a new enterprise market has emerged for mid-line and near-line storage which addresses applications that require ready access to large pools of fixed content data and where cost per gigabyte is a critical factor. Such applications include e-mail archiving, engineering drawings, medical imaging, scientific data and video. We were a pioneer in this market, offering our high capacity ATA/ Serial ATA MaXLine hard drives specifically designed with high reliability features. We believe this market continues to offer growth opportunities, driven by recent regulatory requirements for archiving and retrieving data and the growth of digital imaging.
      Consumer Electronics Market. Demand for emerging consumer electronics devices that incorporate hard disk drives is growing. DVRs, set-top boxes and game consoles use 3.5-inch hard drives to enhance the entertainment experience. Sales of these devices have grown rapidly since their introduction in 1999 and represented approximately 19 million of hard drives sold in 2005, according to IDC. Maxtor shipped a total of 4.5 million drives into consumer electronics applications in 2005.
Our Strategy
      Maxtor is a leading supplier of hard disk drives to computer and consumer electronics manufacturers, distributors and retailers. In 2005, our new management team began implementation of a plan to return Maxtor to profitability. In December 2005, we announced our pending acquisition by Seagate Technology, subject to stockholder approval, as well as regulatory approvals. The transaction is expected to be completed in the second half of 2006. Taking into account the pending acquisition, we will continue to pursue our turnaround strategy as set forth below.
      Rationalize Product Roadmap. In early 2005, we revamped our product roadmap to reduce its complexity, improve efficiency and lower costs. At the beginning of 2005, we had seven unique product platforms for desktop drives. By the fourth quarter of 2005, we had four. We are on track to produce desktop products on two platforms by the second half of 2006. Simplifying our product platforms will allow us to eliminate the costs associated with the unique tooling, manufacturing, infrastructure and capital required to support each platform. In addition, it will enable a faster design process, enhance manufacturing efficiency and provide more flexibility. In the fourth quarter of 2005, we introduced our 500 GB drive, targeted for high capacity storage markets including high-end computing, consumer electronics, personal storage and mid-line and near-line storage. We expect to introduce the next-generation 160 GB per platter desktop drive in the second quarter of 2006. During 2005, in light of the expansion of flash technology into the consumer hand-held market and our priority to improve our desktop operation, we canceled our 1.0-inch drive development effort. Rationalizing the product roadmap will allow us to focus on quality, reliability and the predictability of delivery schedules and help enhance customer satisfaction. Savings will be not be apparent until the second half of 2006, when we have achieved a much greater degree of commonality and scalability across our entire product line.
      Pursue Low-Cost Manufacturing. During 2005, we continued to move forward on the transition of the manufacturing of entry-level desktop hard disk drives from Singapore to our manufacturing facility in Suzhou, China. Manufacturing in China offers the potential to significantly reduce costs through a lower salary structure and as we use suppliers with a local Chinese presence. By the fourth quarter of 2005, approximately two-thirds of our desktop volume, including nearly all of our one- and two-platter drives, was produced in China. As planned, we closed one of our two factory buildings in Singapore for sale as of December 31, 2005. In February, the building was sold. We will continue to ramp our production capability in China to achieve additional savings. In addition, we continue to pursue initiatives to improve factory throughput and manufacturing efficiencies.
      Optimize Supply Chain and Ensure Access to Sufficient Supply. We have strategic partnerships with our two head vendors — SAE Magnetics (HK) Ltd., a wholly owned subsidiary of TDK Corporation, and ALPS Electric Co. Ltd. We will work with these suppliers on an ongoing basis. Our internal media division provides a majority of our media requirements. During 2005, the industry faced a tightness of media components that is expected to last into the second half of 2006. To ensure adequate supply, we added internal capacity and expanded our relationship with external suppliers. We amended our agreement with Komag Inc. (“Komag”), our external media supplier, for incremental capacity to produce four million units of media per quarter, with initial incremental volume expected to begin in the second quarter of 2006. Maxtor has agreed to prepay for its media supply in an amount totaling $50 million. We will be paid back by a per disk payment credit. Initial incremental volume from Komag is expected to begin in the second quarter of 2006. We are evaluating options that will further reduce the cost structure of our internal media operation.
      Pursue Opportunities in Growth Markets. We believe the demand for hard disk drives in consumer applications will continue to grow. Today, DVRs, set-top boxes and game consoles represent the primary market for hard disk drive volume in the consumer electronics market. We are supplying leading manufacturers with hard disk drives for a variety of their consumer electronic applications. Our Maxtor QuickView drives are designed specifically for digital entertainment applications and include acoustics features, audio video streaming performance, thermal monitoring systems and error correction code. Our recently-introduced 500 GB drive is designed to address the high capacity storage needs of this market.
      We also believe there is growth potential in the enterprise market for high capacity, high reliability ATA/ Serial ATA drives in mid-line and near-line storage applications, where data is generated in large volumes and retrieved occasionally. Specific applications include e-mail archiving, engineering drawings, medical imaging, scientific data and video images. In these environments, we believe high capacity, high reliability desktop drives provide the optimal cost per gigabyte metric that enterprise storage customers seek. We currently have relationships with some of the leading storage subsystem vendors, including EMC Corporation, Hewlett-Packard Company, LSI Logic Corporation and Network Appliance, Inc. to provide hard disk drives for these applications. Our recently-introduced 500 GB drive is designed to address the very high capacity requirements of this market and we anticipate volume shipments of this drive to mid-line and near-line customers in the first half of 2006.
      Maintain Leading Presence With Core Computer Manufacturer, Distribution and Retail Customers. We will continue to focus on improving our execution, particularly with regard to quality, reliability and dependability of delivery schedules, for our desktop and enterprise hard drives. Introduction of our 160 GB per platter drive is targeted for the second quarter of 2006 and is expected to grow in volume throughout the second half of 2006. We made progress in expanding our presence in emerging geographies by strengthening our relationships with certain distributors and adding regional service centers in India and other fast-growing economies in Asia, Europe and Latin America. We will leverage our in-country presence to further penetrate these markets by working with our distributors to offer additional services and support. We have an extensive retail network in the United States and Western Europe. During 2006, we will seek to increase our presence in select rapidly-growing areas primarily in Asia.
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
      A key performance metric in the hard disk drive industry is “areal density,” which is the measure of stored bits per square inch on the recording surface of a disk. A higher areal density allows a hard disk drive provider to increase the storage capacity for a particular drive, or to reduce the number of heads and/or disks to achieve the same capacity. The rate of increase in areal density for the industry has slowed as current capacities are sufficient to meet most user requirements and the technology to achieve higher densities has become more complex. This slower rate of increase in areal density has meant longer product lives and, therefore, potentially further decreases in the price per drive in the later stages of product life, which could exacerbate the pressure to reduce the costs of components. This is a particular issue for us as we are not vertically integrated with regard to the supply of heads. We will continue to pursue increases in areal density across our product lines to address the markets with high capacity requirements.
      Product Development. Our product development activities include advanced technology and product design.
      We augment our traditional product development with an advanced technology group. The group’s purpose is to invent new disk drive technologies and monitor and evaluate advancements for possible integration into our future products. This group also works closely with our product development teams and strategic component vendors to:

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
Products
      Our desktop products are marketed under the DiamondMax and MaXLine brand names and consist of 3.5-inch hard disk drives with storage capacities that range from 40 to 500 GB and speeds of 5,400 RPM and 7,200 RPM. Our desktop drives come in configurations ranging from 1 to 4 platters per drive, allowing us to address a wide range of applications for desktop computers, from entry level to mid-range to the high-end. In addition, there is an emerging market for these drives in a variety of consumer electronics applications, including DVRs, set-top boxes, and game consoles. All of these hard disk drives have a number of features including high speed interfaces for greater data throughput, a robust mechanical design for reliability, and a digital signal processor-based electronic architecture.
      Our high performance 3.5-inch hard disk drives are for use in storage-intensive applications such as workstations, enterprise servers and storage subsystems. These Intel-based server products are marketed under the Atlas brand name and provide storage capacities of 36.7 to 300 GB and speeds of 10,000 RPM and 15,000 RPM.
      We also offer a line of personal storage products designed for use in the home or office. Our OneTouch external storage drives provide a simple, powerful solution for storage and backup of important digital data, including MP3 music files, digital photographs, video images and business data. Maxtor Shared Storage Plus is a network storage device that allows users to back up, centralize, organize and share photos, music, video clips and data on a home or small office network. Our QuickView Expander is designed to augment the storage of television shows and movies for DVR owners.
      The table below sets forth the key performance characteristics of our hard disk drive products.

	Capacity	Product	Rotational
	per Disk	Capacity	Speed
Products	(GB*)	(GB*)	(RPM)	Applications

DiamondMax Plus 8 & 8S	40	40	7,200	Entry-level Desktop PCs & Consumer Electronics with PATA and SATA interfaces
DiamondMax 16	60/80	40/60/80/120 160/250/300	5,400	Mainstream Desktop PCs & Consumer Electronics
DiamondMax Plus 9	60/80	60/80/120/160 200/250	7,200	High-performance Desktop PCs & Workstations
DiamondMax 10	80/100	80/120/160 200/250/300	7,200	High-performance Desktop PCs & Workstations with SATA
DiamondMax 11	100/125	400/500	7,200	High-performance Desktop PC & Workstations with SATA
MaXLine III	80/100	250/300	7,200	Near-line & Mid-line Storage
MaXLine Pro 500	100/125	400/500	7,200	Near-line & Mid-line Storage
Atlas 10K	73.5	73/147/300	10,000	Servers, Workstations & Storage Subsystems
Atlas 15K	36.7	36/73/147	15,000	Servers, Workstations & Storage Subsystems
Maxtor OneTouch II External Hard Drive	100/125	100/200/250/ 300/500	7,200	Personal Consumer Storage & Data Backup
Maxtor OneTouch III External Hard Drive Turbo Edition	100/125	600/1000	7,200	High Performance Consumer & Professional Storage & Backup
Maxtor Shared Storage Plus	100/125	200/300/500	7,200	Home & Small Office Network

*	GB = A gigabyte means 1 billion bytes. Total usable capacity may vary with operating environments.

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
      We manufacture our disk drives in two locations — Singapore and Suzhou, China. Our manufacturing facilities utilize a cell-based process, enabling us to dedicate manufacturing cells to a particular product model. We combine our cell-based approach with a sophisticated factory information system that collects data on various product and quality metrics. The cell-based approach provides us with the flexibility to readily scale our production in response to customer needs.
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
      During 2005, we transitioned the manufacturing of our one- and two-platter desktop hard disk drives from Singapore to China. By the fourth quarter of 2005, approximately two-thirds of our desktop drives were produced in China. As planned, we closed one of our two buildings in Singapore for sale as of December 31, 2005. In February 2006, the building was sold. Singapore will continue to manufacture our higher-capacity desktop drives and our enterprise drives.
      We also manufacture media used in our desktop products through our internal media division at its facilities in San Jose and Fremont, California. During 2005, we expanded our internal media production capacity. The media we manufacture internally addresses a majority of our needs. In light of our pending merger with Seagate, we are reevaluating our plan to move our media operation offshore.
Materials and Supply Chain
      We have developed and continue to develop strategic relationships with leading suppliers of many of the key components for our hard disk drive products. These relationships enable us to actively manage our supply chain to improve our ability to acquire state-of-the-art components and to reduce component inventory and overall product costs. In addition, our strategic suppliers work closely with our advanced technology group, enabling us to gain early access to leading edge hard disk drive technology and to improve the overall efficiency of our product design process.
      We rely on a limited number of suppliers to provide Maxtor specific components for our products. These components include heads, media, custom electronics, motors and mechanical parts. Maxtor will typically qualify two or three sources for these key components for each product in order to meet supply assurance requirements. For some components, we have selected a single source; however, in these cases, we have qualified dual manufacturing facilities to ensure availability of supply and flexibility.
      During 2005, the hard drive industry experienced a tightness of media components that is expected to persist into the second half of 2006. To ensure adequate supply, we increased our internal media production capacity and we amended our agreement with Komag, our external media supplier, for incremental capacity to produce four million units of media per quarter, with initial volume expected in the second quarter of 2006.

We have agreed to prepay for our media supply in an amount totaling $50 million. We will be paid back by a per disk payment credit.
Customers and Sales Channels
      We sell our products directly to leading manufacturers of desktop computer and server systems and consumer electronics devices, through key distributors and through the retail channel. Leading OEM customers include Dell Computer Corporation (“Dell”), Hewlett-Packard Company (“Hewlett Packard”), IBM Corp., Lenovo and Samex Inc. Leading distributors include Almasa Computer LLC, Bell Microproducts Inc., Esys Integrated Pty. Ltd., Ingram Micro Inc. and Zander International Inc. Retail chain stores that feature our products include Best Buy, CompUSA, Fry’s Electronics, Office Depot and Staples.
      Manufacturers. Revenue from our five largest OEM customers represented 30.4%, 25.6% and 25.1% in 2005, 2004, and 2003, respectively, of total net revenues. During fiscal year 2005, Dell and Hewlett Packard represented 13.9% and 10.8% of our sales, respectively. None of our customers accounted for 10% or greater of our sales in 2004. Dell represented 11.0% of our sales in fiscal 2003. No other customer represented over 10% of our sales during such periods. We believe that our success depends on our ability to maintain and further develop strong customer relationships with desktop, storage and server computer system and consumer electronics manufacturers and to provide products that fit their specific needs.
      Distributors. We use a select group of distributors to sell our products cost-effectively to a large number of geographically dispersed customers, each of which tend to hold small market shares of the overall desktop and server computer markets. These distributors service value-added resellers, dealers, system integrators and small desktop and server manufacturers. Distributors accounted for 38.3%, 39.4% and 41.8% of our revenue in 2005, 2004 and 2003, respectively. Distributors generally enter into non-exclusive agreements with us for the purchase and redistribution of product. We grant certain of our distributors price protection and limited rights to return product on a rotation basis.
      Retailers. To expand awareness of the Maxtor brand, we sell our retail-packaged products, including hard disk drives and external storage devices, into the retail channel. We sell directly to major retailers such as computer superstores, warehouse clubs and computer electronics stores, and authorize sales through distributors to smaller retailers. Retailers accounted for 10.3%, 8.6% and 7.7% of our revenue in 2005, 2004 and 2003, respectively. We believe the retail channel complements other sales channels. Retailers supply the after-market “upgrade” sector in which end users purchase and install hard disk drive products to upgrade their computers. Retail distribution is also an important channel for the sale of our external storage products which appeal to the end user interested in emerging consumer applications that have extensive storage requirements, such as digital photography, MP3 music downloads, video-editing and data backup. We grant certain of our retailers price protection and limited rights to return product on a rotation basis.
      We conduct our operations internationally, with sales to both domestic and foreign customers. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of the Notes to Consolidated Financial Statements.
Sales and Marketing
      We market and sell our products to leading personal computer, Intel-based server, storage subsystem and consumer electronics manufacturers, distributors and retailers. Our representative offices are located throughout the United States and in Australia, People’s Republic of China, France, Germany, Great Britain, Hong Kong, India, Japan, Republic of Korea, Russia, Singapore, Switzerland, Taiwan and United Arab Emirates. We have formed multi-disciplined, dedicated account and channel teams focused on each current and targeted strategic personal computer, Intel-based server, storage subsystem and consumer electronics OEM, as well as regional distributor and retail accounts. These teams generally are comprised of representatives from our sales, marketing, engineering and quality organizations. Our senior management also takes an active role in our sales efforts. Dedicated field sales and technical support personnel are located in close proximity to the manufacturing facilities of each of our desktop computer manufacturer customers.

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
Competition
      We compete primarily with manufacturers of 3.5-inch hard disk drives for desktop and Intel-based server computers and consumer electronics applications. Our competitors in the hard disk drive market include Fujitsu, Hitachi Global Storage Technologies, Samsung, Seagate Technology, and Western Digital. In 2005, according to IDC, we were the fourth largest provider of hard disk drives worldwide based on units shipped.
      We believe that the most important competitive factors in the hard disk drive market are breadth of product lines, introduction of competitive products as measured by storage capacity, performance, quality, price, time-to-market introduction, time-to-volume production, customer qualifications, reliability and technical service and support.
      The hard disk drive market is intensely competitive even during periods when demand is stable. Many of our competitors historically have had a number of significant advantages, including larger market shares, a broader array of product lines, preferred vendor status with customers, extensive name recognition and marketing power, and significantly greater financial, technical and manufacturing resources. Some of our competitors make many of their own components, which may provide them with benefits including lower costs. In addition, our competitors may also engage in business practices that could reduce the demand for our products. These practices could include lowering prices to gain market share, bundling products with other products to increase demand, or developing new technologies which would significantly reduce the cost of their products.
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

      As of December 31, 2005, we had a portfolio of 820 U.S. patents and over 100 foreign patents in various jurisdictions related to hard disk drive products and technologies, and have additional patent applications pending in the United States and certain foreign countries. We have patent protection on certain aspects of our technology and also rely on trade secret, copyright and trademark laws, as well as contractual provisions to protect our proprietary rights. There can be no assurance that our protective measures will be adequate to protect our proprietary rights; that others, including competitors with substantially greater resources, have not developed or will not independently develop or otherwise acquire equivalent or superior technology; or that we will not be required to obtain licenses requiring us to pay royalties to the extent that our products may use the intellectual property of others, including, without limitation, our products that may also be subject to patents owned or licensed by others. There can be no assurance that any patents will be issued pursuant to our current or future patent applications, or that patents issued pursuant to such applications or any patents we own or have license to use will not be invalidated, circumvented or challenged. In the case of products offered in rapidly emerging markets, such as consumer electronics, our competitors may file patents more rapidly or in greater numbers, resulting in the issuance of patents that may result in unexpected infringement assertions against us. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights.
      Litigation may be necessary to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of our proprietary rights or those of others. We could incur substantial costs in seeking enforcement of our issued or licensed patents against infringement or the unauthorized use of our trade secrets and proprietary know-how by others or in defending ourselves against claims of infringement by others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the laws of certain countries in which our products are manufactured and sold, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States, and there can be no assurance that such laws will be enforced in an effective manner. Any failure by us to enforce and protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations. We are subject to existing claims relating to our intellectual property which are costly to defend and may harm our business. For further information, see the section entitled “Risk Factors.”
Employees
      As of December 31, 2005, we had 15,085 employees worldwide, including 1,576 in engineering, research and development; 330 in marketing, sales and customer technical support; 12,792 in manufacturing; and 387 in executive, general management and administration. As of December 31, 2005, we had 4,940 employees at our manufacturing facilities in Singapore, 1,866 employees at our manufacturing facilities in California, 6,038 employees at our manufacturing facilities in China and 161 employees at our foreign sales offices. None of our U.S. employees are currently represented by a labor organization. Our Singapore subsidiary has a three-year collective bargaining agreement with the United Workers of Electronics and Electrical Industries (“UWEEI”) beginning December 2004. We believe that our employee relations are good.

Executive Officers
      The following table lists the names, ages, positions and offices held by, and a brief account of the business experience of, each executive officer of the Company as of February 2006. There are no family relationships between any director or executive officer of the Company. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Position with the Company

Dr. C.S. Park	58	Chairman and Chief Executive Officer
Michael J. Wingert	45	President and Chief Operating Officer
Duston M. Williams	47	Executive Vice President, Finance and Chief Financial Officer
Fariba Danesh	47	Executive Vice President, Operations
Kurt Richarz	45	Senior Vice President, Worldwide Sales
David L. Beaver	52	Senior Vice President, Worldwide Materials and Chief Procurement Officer
William Sweeney	58	Vice President, General Counsel and Secretary
      Dr. C.S. Park has been our Chief Executive Officer since November 2004. Dr. Park has been Chairman of our Board of Directors since May 1998 and has served as a member of our Board of Directors since February 1994. Dr. Park served as Investment Partner and Senior Advisor at H & Q Asia Pacific, a private equity firm, from April 2004 until September 2004, and as a Managing Director for the firm from November 2002 to March 2004. Dr. Park served as President and Chief Executive Officer of Hynix Semiconductor, Inc. from March 2000 to May 2002, and from June 2000 to May 2002 he also served as its Chairman. Dr. Park served as Chairman of Hynix Semiconductor America Inc. from September 1996 to July 2002, and from September 1996 to March 2000 he also served as its President and Chief Executive Officer. From September 1996 to May 1998, Dr. Park served as Vice Chairman of our Board of Directors. Dr. Park served as our President and Chief Executive Officer from February 1995 until July 1996. From 1993 until his appointment as our President and Chief Executive Officer in 1995, he was Chairman, President and Chief Executive Officer of Axil Computer, Inc., a workstation computer manufacturer.
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
      William O. Sweeney has been our Vice President, General Counsel and Secretary since May 2005. Previously, Mr. Sweeney served as Acting General Counsel from March 2004 and as Associate General Counsel since joining Maxtor in 1996. From 1989 to 1996, Mr. Sweeney was Associate General Counsel for J.D. Edwards, an enterprise application software company.
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

Item 1A.	Risk Factors
Risks Related to Our Merger with Seagate Technology

Failure to complete the merger with Seagate Technology could materially and adversely affect our results of operations and our stock price.
      On December 20, 2005, we entered into a definitive merger agreement with Seagate Technology (“Seagate”). Consummation of the merger is subject to certain conditions, including antitrust approvals, stockholder approvals and a limited number of other closing conditions. We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. If the merger is not consummated:

•	the market price of our common stock may decline to the extent that the current market price includes a market assumption that the merger will be completed;

•	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger, and may not receive any termination fee from Seagate;

•	the deterioration of our business in the interim period may be significant and we may find it difficult to continue as a stand-alone entity;

•	we may experience a negative reaction to the termination of the merger from our customers, suppliers, distributors or partners which may adversely impact our future operating results; and

•	under some circumstances, we may have to pay a termination fee to Seagate in the amount of $53 million or Seagate’s expenses.
      The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price. In addition, if the merger agreement is terminated and our Board of Directors seeks another merger or business combination, we may not be able to find a party willing to pay a price equivalent to or more attractive than the price Seagate has agreed to pay.

Obtaining required approvals and satisfying closing conditions relating to the Seagate merger or other developments may delay or prevent completion of the merger.
      Completion of the merger with Seagate is conditioned upon Seagate and Maxtor obtaining required approvals and satisfying closing conditions, including:

•	approval by our stockholders of the merger agreement;

•	approval by the stockholders of Seagate of the issuance of its shares pursuant to the merger; and

•	Seagate and Maxtor obtaining necessary antitrust approvals under governmental authorities of the European Economic Area, Japan, South Korea and Taiwan.
      The requirement for certain governmental approvals could delay the completion of the merger for a significant period of time. No assurance can be given that these approvals will be obtained or that the required conditions to closing will be satisfied. In connection with the granting of these consents and authorizations, governmental authorities may impose conditions on completion of the merger or require changes to the terms of the merger. Such conditions or changes, if agreed to by the parties, may jeopardize or delay completion of the merger or may reduce the anticipated benefits of the merger.
      Under the terms of the merger agreement, Seagate and we are required to use our respective best efforts to obtain all requisite regulatory approvals. Even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of these approvals. Any significant delay in obtaining required approvals and satisfying closing conditions, or other developments relating to the merger, may result in continued uncertainty for our customers, suppliers, distributors and partners, could cause continued distraction to management or could otherwise increase the risk of the merger not occurring.

Customer, supplier, distributor and partner uncertainty about the merger or general effects of the merger on our customer, supplier, distributor and partner relationships could harm us or the combined company, whether or not the merger is completed.
      Existing or potential customers of Seagate and Maxtor may, in response to the announcement, pendency or consummation of the merger, delay or defer their purchasing decisions. In addition, customers and prospective customers could choose not to purchase future products or to reduce or eliminate purchases of our current products because of doubts about the combined company’s ability to provide products in a satisfactory manner. In many instances, we and Seagate serve the same customers, and some of these customers may decide that it is desirable to have additional or different suppliers, reducing our share of the market.
      Furthermore, Seagate’s and our respective suppliers, distributors and partners may have concerns regarding uncertainty about their future relationship with the combined company and may seek to modify or terminate existing agreements or reduce or limit their relationship with us or with Seagate until or after the merger is completed. As a result, revenues that may have ordinarily been received by Seagate or Maxtor may be delayed or not earned at all, product development schedules may be adversely impacted, costs of components may increase and/or cost reductions that would ordinarily have been achieved might be delayed or not achieved at all, whether or not the merger is completed.

Diversion of management attention to the merger and employee uncertainty regarding the merger could adversely affect our business, financial condition and operating results.
      The merger will require a significant amount of time and attention from our management, with transition planning for the merger expected to place a significant burden on our management and our internal resources until the merger is completed. The diversion of management attention away from normal operational matters and any difficulties encountered in the transition process could harm our business, financial condition and operating results. In addition, as a result of the merger, current and prospective Maxtor employees could experience uncertainty about their future roles within the combined company. Even though we have implemented a retention bonus program, this uncertainty may adversely affect our ability to retain or recruit key management, sales, marketing and technical personnel. Any failure to retain key personnel could have an adverse effect on us prior to the consummation of the merger or on the business of the combined company after completion of the merger.

Because our stockholders will receive a fixed ratio of 0.37 of a share of Seagate common stock for each share of Maxtor common stock that they own at the closing of the merger, if Seagate’s stock price decreases for any reason, our stockholders will receive less value for their Maxtor shares.
      At the closing of the merger, each share of Maxtor common stock will be converted in accordance with a fixed exchange ratio into the right to receive 0.37 of a share of Seagate common stock. Accordingly, the then current dollar value of Seagate common stock that our stockholders will receive upon the completion of the merger will depend entirely upon the market value of Seagate common stock at the time the merger is completed, which may be lower than the closing price of Seagate common stock on the last full trading day preceding the public announcement of the merger or the date of our annual meeting and Seagate’s extraordinary general meeting. Moreover, due to the existence of a number of closing conditions, including the receipt of required antitrust approvals, the completion of the merger may occur some time after approvals from Maxtor and Seagate stockholders have been obtained. The market price of Seagate common stock has experienced volatility in the past, and we cannot predict or give any assurances as to the market price of Seagate common stock at any time before or after the completion of the merger. Neither Maxtor nor Seagate may unilaterally terminate or renegotiate the merger agreement solely because of changes in the market price of Maxtor or Seagate common stock. Any reduction in the price of Seagate common stock will result in our stockholders receiving less value in the merger at closing.

The combined company may not realize the anticipated benefits from the merger.
      The merger involves the integration of two companies that have previously operated independently. We expect the merger to result in certain benefits for the combined company, including drive product innovations, cost savings and other financial and operating benefits. We cannot assure you, however, regarding when or the extent to which the combined company will be able to realize these benefits. This integration may also be difficult, unpredictable, and subject to delay because of possible cultural conflicts and different opinions on technical decisions and product roadmaps. Due to legal restrictions, we have conducted only limited planning regarding the integration of the two companies. Following the merger, the companies must integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which are dissimilar. Difficulties associated with integrating the two companies could have a material adverse effect on the combined company and the market price of Seagate common stock.

Under the terms of the 2.375% Convertible Senior Notes due 2012, our merger with Seagate Technology will trigger conversion rights that, if exercised, may have an adverse effect on the liquidity of the combined company.
      The closing of our merger with Seagate will give the holders of our 2.375% Convertible Senior Notes due 2012 the right to elect to convert their notes for a period of approximately 30 days. Because conversion of the 2.375% Convertible Senior Notes due 2012 must be settled in cash up to the lesser of (a) the outstanding principal amount of the notes being converted, and (b) the “conversion value” of the notes (which is calculated by multiplying the conversion rate then in effect by the market price of our common stock price at the time of conversion), the merger may have a negative effect on our liquidity if a significant amount of those outstanding notes are converted.
Risks Related to Our Business

We have a history of significant losses.
      We have a history of significant losses. In the last five fiscal years, we were profitable in only fiscal years 2000 and 2003. For the fiscal year ended December 31, 2005, our net loss was $43.3 million. As of December 31, 2005, we had an accumulated deficit of $1,838.5 million. We may experience losses in the future and may not be profitable for a full fiscal year.

The decline of average selling prices in the hard disk drive industry could cause our operating results to suffer and make it difficult for us to achieve or maintain profitability.
      It is very difficult to achieve and maintain profitability and revenue growth in the hard disk drive industry because the average selling price of a hard disk drive declines over its commercial life as a result of technological advances, productivity improvements and increases in supply. In addition, intense price competition among personal computer manufacturers and Intel-based server manufacturers may cause the price of hard disk drives to decline. As a result, the hard disk drive market tends to experience periods of excess capacity and intense price competition. Competitors’ attempts to liquidate excess inventories, restructure, or gain market share also tend to cause average selling prices to decline. Furthermore, longer product life-cycles have resulted in a decline in average selling prices that, in some cases, exceed the decline in cost of components over the longer product life-cycle. This excess capacity and intense price competition may cause us in future quarters to lower prices, which will have the effect of reducing margins, causing operating results to suffer and making it difficult for us to achieve or maintain profitability. If we are unable to lower the cost of producing our hard disk drives to be consistent with any decline of average selling prices, we will not be able to compete effectively and our operating results will suffer. Furthermore, a decline in average selling prices may result from end-of-period buying patterns where distributors and sub-distributors tend to make a majority of their purchases at the end of a fiscal quarter, aided by disparities between distribution pricing and OEM pricing greater than historical norms and pressure on disk drive manufacturers to sell significant units in the quarter. Due to these factors, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices than expected or on terms that are less favorable to us. This increases the chances that our results could diverge from the expectations of investors and analysts, which could make our stock price more volatile.

Intense competition in the hard disk drive market could reduce the demand for our products or the prices of our products, which could adversely affect our operating results.
      The desktop computer market segment and the overall hard disk drive market are intensely competitive even during periods when demand is stable. We compete primarily with manufacturers of 3.5-inch hard disk drives, including Fujitsu, Hitachi Global Storage Technologies, Samsung, Seagate Technology and Western Digital. Many of our competitors historically have had a number of significant advantages, including larger market share, a broader product line, preferred vendor status with customers, extensive name recognition and marketing power, a lower cost structure, and/or significantly greater financial, technical and manufacturing resources. Some of our competitors make many of their own components, which may provide them with benefits including lower costs. Others may themselves or through affiliated entities produce complete computer or other systems that contain disk drives or other information storage products, enabling them to determine pricing for complete systems without regard to the margins on individual components. In addition, because components other than disk drives generally contribute a greater portion of the operating margin on a complete system than do disk drives, these manufacturers of complete systems do not necessarily need to realize a profit on the disk drives included in a system. Our competitors may also:

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
      We sell most of our products to a limited number of customers. For the fiscal year ended December 31, 2005, two of our customers accounted for 10% or greater of our total revenue, and our top five customers accounted for approximately 40.2% of our revenue. We expect that a relatively small number of customers will continue to account for a significant portion of our revenue, and the proportion of our revenue from these customers could continue to increase in the future. These customers have a wide variety of suppliers to choose from and therefore can make substantial demands on us. Even if we successfully qualify a product for a given customer, the customer generally will not be obligated to purchase any minimum volume of product from us and generally will be able to terminate its relationship with us at any time. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer or if any of our key customers reduce their orders for our products or require us to reduce our prices before we are able to reduce costs, our business, financial condition and operating results could suffer. Mergers, acquisitions, consolidations or other significant transactions involving our significant customers may adversely affect our business and operating results.

If we do not expand into new hard drive markets, our revenues will suffer.
      To remain a significant supplier of hard disk drives to major manufacturers of personal computers, consumer electronics and Intel-based servers, we need to offer a broad range of hard disk drive products to our customers. Although almost all our current products are designed for the desktop computer and the Intel-based server markets, demand in these markets may shift to products we do not offer or volume demand may shift to other markets. Such markets may include laptop computers or handheld consumer products, which none of our products currently serve. We also do not offer a fibre channel product for our enterprise customers. Many other hard disk drive suppliers compete in these additional parts of the market, including Cornice, Inc., Fujitsu, Hitachi Global Storage Technologies, GS Magicstor Inc., Samsung, Seagate Technology, Toshiba and Western Digital. Because many of these competitors compete in a broader range of the market, they may not be as impacted by declines in demand or average selling prices in desktop products. Improvements in areal density and increases in sales of notebook computers are resulting in a shift to smaller form factor rigid disk drives for an expanding number of applications, including enterprise storage, personal computers and consumer electronic devices. In addition, non-disk drive storage technologies such as flash memories may create effective competition in these markets. We will need to successfully develop and manufacture new products that address additional hard disk drive markets to remain competitive in the hard disk drive industry. Although we are continuing our development efforts in the small form factor market there can be no assurance that we will successfully develop and introduce a small form factor product in a timely fashion. If we do not suitably adapt our technology and product offerings to successfully develop and introduce additional smaller form factor rigid disk drives, we may not be able to effectively compete and our revenues will suffer. Products using alternative technologies, such as optical storage, semiconductor memory and other storage technologies, may also compete with hard disk drive products in such markets.

Our efforts to improve operating efficiencies through restructuring activities may not be successful, and the actions we take to this end could limit our ability to compete effectively.
      We have taken, and continue to take, various actions to attempt to improve operating efficiencies at Maxtor through restructuring. These activities have included facility closures, facility transfers and significant personnel reductions. We continue to look at opportunities for further cost reductions, which may result in additional restructuring activities in the future. We cannot assure you that our efforts will result in the increased profitability, cost savings or other benefits that we expect. Many factors, including reduced sales volume and average selling prices, which have impacted gross margins in the past, and the addition of, or increase in, other operating expenses may offset some or all of our anticipated or estimated savings. Moreover, the reduction of personnel and closure and transfer of facilities may result in disruptions that affect our products and customer service. In addition, the transfer of manufacturing capacity of a product to a different facility frequently requires qualification of the new facility by some of our OEM customers. We cannot assure you that these activities and transfers will be implemented on a cost-effective basis without delays or disruption in our production and without adversely affecting our customer relationships and results of operations. Each of the above measures could have long-term adverse effects on our business by reducing our pool of technical talent, decreasing employee morale, disrupting production schedules or impacting the quality of products making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could adversely affect our business and operating results.

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
      While we continually develop new products, the success of our new product introductions is dependent on a number of factors, including market acceptance, our ability to manage the risks associated with product transitions, and the risk that our new products will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of those products. In addition, quality problems may adversely impact our relationships with our major OEM customers, which in turn could adversely impact our sales to those customers of new products in the future. We cannot assure you that we will avoid technical or other difficulties that could delay or prevent the successful development, introduction or marketing of new hard disk drives. Any failure to successfully develop and introduce new products for our existing customers, or any quality problems with newly introduced products, could result in loss of customer business or require us to deliver older, lower margin products not targeted effectively to customer requirements, which in turn could adversely affect our business, financial condition and operating results.

If we do not expand into new technologies, our revenues will suffer.
      To remain a significant supplier of hard disk drives to major manufacturers of personal computers, consumer electronics and Intel-based servers, and to expand into supplying manufacturers of laptop computers or handheld consumer products, we may need to develop new technologies. Many other hard disk drives suppliers compete in the development of such new technologies, including Cornice, Inc., Fujitsu, Hitachi Global Storage Technologies, GS Magicstor Inc., Samsung, Seagate Technology, Toshiba and Western Digital, and they may be better funded or more advanced in their technological developments. Improvements in time to market, time to volume, and cost of goods may require development of a greater number of common design elements and components for use in multiple future products. There can be no assurance that we will successfully develop and introduce such technologies in a timely fashion. If we do not suitably develop such technologies, we may not be able to effectively compete and our revenues could suffer.

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
      We base our inventory purchases and commitments on forecasts from our customers, who are not obligated to purchase the forecast amounts. If actual orders do not match our forecasts, or if any products become obsolete between order and delivery time, we may have excess or inadequate inventory of our products. In addition, our significant OEM customers have adopted build-to-order manufacturing models, just-in-time inventory management processes or customized product features that require us to maintain inventory at or near the customer’s production facility. These policies have complicated inventory management strategies that make it more difficult to match manufacturing plans with projected customer demand and cause us to carry inventory for more time and to incur additional costs to manage inventory which could cause our operating results to suffer. If we fail to manage inventory of older products as we or our competitors introduce new products with higher areal density we may have excess inventory. Excess inventory could materially adversely affect our operating results and cause our operating results to suffer.

Because we purchase a significant portion of our parts from a limited number of third party suppliers, we are subject to the risk that we may be unable to acquire quality components in a timely manner, and these component shortages could result in delays of product shipments and damage our business and operating results.
      We depend on a limited number of qualified suppliers for components and subassemblies, including recording heads, media and integrated circuits. Currently, we purchase recording heads from two sources, digital signal processors/controllers from one source and spin/servo integrated circuits from two sources. Our internal media manufacturing capability cannot supply all of our media needs, and therefore we still purchase a portion of our media from outside sources. The industry has been experiencing constraints in component supplies, particularly media and substrates. If one or more of our suppliers who provide sole or limited source components encounters business difficulties or ceases to sell components to us for any reason, or if our media production facilities encounter production difficulties, we could have immediate shortages of supply for those components. If we cannot obtain sufficient quantities of high-quality parts when needed, product shipments would be delayed and our business, financial condition and operating results could suffer. We cannot assure you that we will be able to obtain adequate supplies of critical components in a timely and economic manner, or at all. Our announced merger agreement with Seagate may make it more difficult to obtain supplies of some critical components at competitive prices or on customary terms as our suppliers evaluate their ongoing relationship with the combined company.

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
      Our Maxtor-owned facilities in Singapore and China are our only current sources of production for our hard disk drive products. We manufacture a majority of our media needs in California. Our new manufacturing facility in China is intended to provide us with a low-cost manufacturing facility. The China facility has ramped its production of one and two-platter desktop drives. In the fourth quarter of 2005, two-thirds of our desktop volume was produced in China and we expect to produce at approximately this volume throughout 2006. We are transitioning the manufacturing of more desktop products from Singapore to China during 2005. To successfully expand our China manufacturing operation, we need to recruit and hire a substantial number of employees, including both direct labor and key management personnel in China. Any delay or difficulty in qualifying our China facility’s production of various products with our customers, or any difficulties or delay in recruiting, hiring or training personnel in China, could interfere with the ramp in production at the facility, which could harm our business, financial condition and operating results. We have also consolidated our manufacturing in Singapore into one facility. Any difficulties or delays encountered in these transitions may adversely impact our business. In addition, a tsunami, flood, earthquake, political instability, act of terrorism or other disaster or condition that adversely affects our facilities or ability to manufacture our hard disk drive products could significantly harm our business, financial condition and operating results.

We are subject to risks related to product defects, which could subject us to warranty claims in excess of our warranty provision or which are greater than anticipated due to the unenforceability of liability limitations.
      Our products may contain defects. We generally warrant our products for one to five years. The standard warranties used by us and Quantum HDD contain limits on damages and exclusions of liability for consequential damages and for negligent or improper use of the products. We establish a warranty provision at the time of product shipment in an amount equal to estimated warranty expenses. We may incur additional operating expenses if these steps do not reflect the actual cost of resolving these issues, and if any resulting expenses are significant our business, financial condition and results of operations will suffer.

Our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate in the future.
      Our future performance will depend on many factors, including:

•	the average selling price of our products;

•	fluctuations in the demand for our products as a result of the seasonal nature of the desktop computer industry and the markets for our customers’ products, as well as the overall economic environment;

•	market acceptance of our products;

•	our ability to qualify our products successfully with our customers;

•	changes in purchases by our primary customers, including the cancellation, rescheduling or deferment of orders;

•	changes in product and customer mix;

•	actions by our competitors, including announcements of new products or technological innovations;

•	our ability to execute future product development and production ramps effectively;

•	the availability and efficient use of manufacturing capacity;

•	our ability to retain key personnel;

•	our inability to reduce a significant portion of our fixed costs due, in part, to ongoing capital expenditure requirements; and

•	our ability to procure and purchase critical components at competitive prices.
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
      We conduct most of our manufacturing and testing operations and purchase a substantial portion of our key parts outside the United States. In particular, manufacturing operations for our products are concentrated in Singapore and China, where our principal manufacturing operations are located. Such concentration of operations in Singapore and China will likely magnify the effects on us of any disruptions or disasters relating to those countries. In addition, we also sell a significant portion of our products to foreign distributors and retailers. As a result, we will be dependent on revenue from international sales. Inherent risks relating to our overseas operations include:

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
      Our new manufacturing plant in China began volume shipments in the second half of 2004. We also intend to expand our presence in the distribution channels serving China. Our business, financial condition and operating results may be adversely affected by changes in the political, social or economic environment in China. Under its current leadership, China has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the Chinese government will continue to pursue such policies or that such policies will not be significantly altered from time to time without notice. In addition, Chinese economic policies may fluctuate from time to time without notice and this fluctuation in policy may adversely impact our credit arrangements. Any changes in laws and regulations, or their interpretation, the imposition of surcharges or any material increase in Chinese tax rates, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our ability to conduct business and operate our manufacturing facility in China. Chinese policies toward economic liberalization and, in particular, policies affecting technology companies, foreign investment and other similar matters could change. In addition, our business and prospects are dependent upon agreements and regulatory approval with various entities controlled by Chinese governmental instrumentalities. Our operations and prospects in China would be materially and adversely affected by the failure of such governmental entities to grant necessary approvals or honor existing contracts. If breached, any such contract might be difficult to enforce in China.
      The legal system in China relating to corporate organization and governance, foreign investment, commerce, taxation and trade is both new and continually evolving, and there can be no certainty as to the application of its laws and regulations in particular instances. Our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our business ventures in China are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or may hinder or prevent us from accessing important financial and operational information regarding these ventures. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and operating results. Further, our intellectual property protection measures may not be sufficient to prevent misappropriation of our technology in China. The Chinese legal system does not protect intellectual property rights to the same extent as the legal system of the United States and effective intellectual property enforcement may be unavailable or limited. If we are unable to adequately protect our proprietary information and technology in China, our business, financial condition and operating results could be materially adversely affected.

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
      Our success depends upon the continued contributions of our executives and skilled employees, many of whom would be extremely difficult to replace. Like many other technology companies, we have implemented workforce reductions that in some cases resulted in the termination of skilled employees who have substantial knowledge of our business. Since November 2004, we have also undergone a number of changes in our management structure that included the departure of senior executives and appointment of our current senior management team. Because of these changes, our current senior executive team has not worked together as a group for a significant length of time. Additional turnover in senior management and any future workforce reductions may adversely affect the morale of, and our ability to retain, executives and skilled employees who have not been terminated, which may result in the loss of executives and skilled employees. The loss of the services of one or more of our executive officers or skilled employees could also affect our ability to successfully implement our business objectives which could slow the growth of our business and cause our operating results to decline. Moreover, if our new management team is unable to work together effectively to implement our strategies and manage our operations and accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. Although we have implemented retention measures in connection with our announced merger agreement with Seagate, the pending merger with Seagate may impact our ability to retain key executives. We do not have key person life insurance on any of our personnel.
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
      In connection with our sale of the 2.375% Convertible Senior Notes in August 2005, we incurred $326 million of indebtedness that will mature in August 2012 (the “2005 Notes”). As of December 31, 2005, we also have approximately $135.7 million of outstanding indebtedness under our 6.8% Convertible Senior Notes due 2010 sold in May 2003 that will mature in April 2010 (the “2003 Notes”) and approximately $59.0 million of outstanding indebtedness under our 5.75% Convertible Subordinated Debentures due March 1, 2012 sold in March, 1987. We will require substantial amounts of cash to fund:

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
      If we are unable to meet our cash requirements out of cash flows from operations or from otherwise available funds, we may need to obtain alternative financing, which may not be available on favorable terms or at all. Any failure by us to satisfy our obligations under the three series of notes or their respective indentures could cause a default under agreements governing our other indebtedness. The degree to which we are financially leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements could be significantly reduced. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control.

Under the terms of the 2.375% Convertible Senior Notes due 2012, events that we do not control will trigger conversion rights that, if exercised, may have an adverse effect on our liquidity.
      Because conversion of the 2.375% Convertible Senior Notes due 2012 must be settled in cash up to the lesser of (a) the outstanding principal amount of the notes being converted, and (b) the “conversion value” of the notes (which is calculated by multiplying the conversion rate then in effect by the market price of our common stock price at the time of conversion), events that trigger a right to convert may negatively affect our liquidity. In addition, the 2.375% Convertible Senior Notes due 2012 will be convertible, at the option of the holders, if the trading price of those notes is less than the applicable conversion value or, at any time during a fiscal quarter if, during the last 30 trading days of the immediately preceding fiscal quarter our common stock trades at a price in excess of 110% of the conversion price for 20 consecutive trading days. The 2.375% Convertible Senior Notes due 2012 will also be convertible at the time of our merger with Seagate Technology for approximately 30 days.

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
      Because of the chemicals we use in our manufacturing and research operations, we are subject to a wide range of environmental protection regulations in the United States, Singapore, European Union and China. While we do not believe our operations to date have been harmed as a result of such laws, future regulations may increase our expenses and harm our business, financial condition and results of operations. For example, the January 2003 adoption by the European Union of the Waste Electrical and Electronic Equipment (“WEEE”) directive will alter the manner in which certain electronic equipment is handled in the European Union. Even if we are in compliance in all material respects with all present environmental regulations, in the United States, environmental regulations often require parties to fund remedial action regardless of fault. As a consequence, it is often difficult to estimate the future impact of environmental matters, including potential liabilities. If we have to make significant capital expenditures or pay significant expense in connection with future remedial actions or to continue to comply with applicable environmental laws, our business, financial condition and operating results could suffer.

Our customers are subject, and we are potentially subject, to new environmental legislation enacted by the European Union and, if we do not comply, our sales could be adversely impacted.
      The European Union has adopted two directives to facilitate the recycling of electrical and electronic equipment sold in the European Union. The first of these is the WEEE directive, which directs member states to enact laws, regulations, and administrative provisions to ensure that producers of specified electrical and electronic equipment are responsible for specified collection, recycling, treatment, and environmentally sound disposal of products placed on the market after August 13, 2005, and from products in use prior to that date that are being replaced. The European Union has also adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive. The RoHS directive restricts the use of lead, mercury, and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006.
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
      The market price of our common stock and the number of shares traded each day have varied greatly. Such fluctuations may continue due to numerous factors, including:

•	quarterly fluctuations in operating results;

•	announcements of new products by us or our competitors such as products that address additional hard disk drive markets;

•	gains or losses of significant customers;

•	changes in stock market analysts’ estimates;

•	the presence of short-selling of our common stock;

•	sales of a high volume of shares of our common stock by our large stockholders;

•	events affecting other companies that the market deems comparable to us;

•	announcement of a material transaction, such as our proposed combination with Seagate Technology;

•	general conditions in the semiconductor and electronic systems industries; and

•	general economic conditions in the United States and abroad.

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

Future Changes in Accounting and Taxation Standards or Practices
      A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.
      For example, our adoption of SFAS No. 123(R) titled, “Share-Based Payment” in the first quarter of fiscal 2006 will require us to measure all stock-based compensation awards using fair value method and record such expense in our consolidated financial statements. This will have a material impact on our consolidated financial statements as reported under generally accepted accounting principles in the United States.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our corporate headquarters, sales, marketing and advanced technology operations are located in a 776,000 square foot facility we lease in Milpitas, California. As of December 31, 2005, of the 776,000 square feet, approximately 427,000 support our ongoing operations and approximately 349,000 remain vacant. In January 2006, we entered into an agreement to sublease approximately 349,000 square feet of our facility leased in Milpitas, California that was previously vacant. We lease a 221,000 square foot facility in San Jose, California and a 183,000 square foot facility in Fremont, California, which we use for research and manufacturing of disk drive media.
      We also lease 477,000 square feet of engineering and pilot production operations as well as administrative, marketing and materials facilities in Longmont, Colorado. One of the Longmont facilities leases covering 27,000 square feet will terminate in March 2006 and will not be renewed or replaced, and the lease for 450,000 square feet will terminate in March 2016 and is renewable for five years.
      We own a facility with 672,000 square feet in Shrewsbury, Massachusetts housing design and customer engineering, as well as advanced technology. Approximately 189,000 square feet of our Shrewsbury facility is currently subleased. We recently sold the 180,000 square foot facility we owned in Louisville, Colorado. All of our other domestic facilities are leased.
      We also lease a 14,000 square foot facility in Rochester, MN which houses a firmware engineering group. This lease expires in August 2008 with a one, five year option to renew.
      Operations outside of the United States primarily consist of two manufacturing plants in Singapore, one located at Yishun Avenue that produces subassemblies and final assemblies for the Company’s hard disk drive products. The Yishun Avenue facility is a 426,000 square foot multi-story facility located on 368,000 square feet of leased land expiring in 2018. The other facility located at Ang Mo Kio Street is a 376,000 square foot multi story facility located on 192,000 square feet of leased land expiring in 2016. As of December 31, 2005, the Ang Mo Kio facility was under contract for sale. In February 2006, the contract for sale was consummated. The Yishun Avenue facility has an option to renew for 30 years. We also have a manufacturing facility located in the Suzhou Industrial Park in Suzhou, China. The building is owned and is approximately 800,000 square feet located on a parcel of leased land with a term until 2053.
      We also lease various sales and support facilities in Australia, the People’s Republic of China, France, Germany, Great Britain, Hong Kong, India, Ireland, Japan, the Republic of Korea, Russia, Scotland, Singapore, Switzerland, Taiwan, United Arab Emirates and the United States.
      The aggregate rent under all of our worldwide leases is currently approximately $27.1 million per annum. There can be no assurance that we will be able to obtain additional space to accommodate our future needs or dispose of excess space as required on reasonable terms.

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
      The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, the Company cannot assure it will be able to successfully defend itself against this or any other Papst lawsuit. Because the Papst complaints assert claims to an unspecified dollar amount of damages, and because the Company was at an early stage of discovery when the litigation was stayed, the Company is unable to determine the possible loss, if any, that the Company may incur as a result of an adverse judgment or a negotiated settlement with respect to the claims against us. The Company made an estimate of the potential liability which might arise from the Papst claims against Quantum at the time of the Company’s acquisition of the Quantum HDD business. The Company has revised this estimate as a result of a related settlement with MKE and this estimate will be further revised as additional information becomes available. A favorable outcome for Papst in these lawsuits could result in the issuance of an injunction against the Company and its products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, the Company also could be required to pay treble damages and Papst’s attorney’s fees. The litigation could result in significant diversion of time by our technical personnel, as well as substantial expenditures for future legal fees. Accordingly, although the Company cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome favorable to Papst could have a material adverse effect on our business, financial condition and operating results. The Company believes that the lawsuit is without merit and intends to vigorously defend it.
      On February 17, 2005, the Company and Dr. C.S. Park were sued in the Circuit Court of the City of St. Louis, State of Missouri by Craig A. Skinner, for himself and on behalf of a putative class of persons with similar alleged claims, for violations of Missouri’s Merchandising Practices Act and for breach of implied warranties related to alleged hard disk drive failures. The complaint requests unspecified damages, attorneys’ fees, and costs of suit. On July 1, 2005, the plaintiff voluntarily dismissed Dr. Park from the action without prejudice in light of a pending motion to dismiss for lack of personal jurisdiction filed by Dr. Park. The parties stipulated to a change of venue from the city to the county of St. Louis and, effective August 4, 2005, the case was transferred to the Circuit Court of St. Louis County, State of Missouri. The plaintiff filed an amended petition on November 15, 2005. The Company responded in the action on December 30, 2005 by filing a motion to dismiss the amended petition or alternatively for a more definite statement of the plaintiff’s claims. On February 14, 2006, the Court heard oral arguments on the motion to dismiss and took the matter under submission. The Company believes that the lawsuit is without merit and intends to vigorously defend it.
      On January 20, 2006, Theodore F. Vahl commenced a purported shareholder class action lawsuit in the Superior Court of the State of California, County of Santa Clara, against the Company, the Company’s Chairman and Chief Executive Officer, and certain members of the Company’s Board of Directors alleging that the defendants violated their fiduciary duties in connection with the proposed merger of the Company with Seagate Technology. The complaint seeks only equitable relief. The Company believes that the lawsuit is without merit and intends to vigorously defend it.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      Our common stock is traded on the New York Stock Exchange under the symbol “MXO.” The table below sets forth the range of quarterly high and low sales prices for our common stock as reported by the New York Stock Exchange during fiscal years ended December 31, 2005 and December 25, 2004:

	High	Low

Fiscal 2005 Fourth Quarter	7.10	3.28
Fiscal 2005 Third Quarter	6.04	4.23
Fiscal 2005 Second Quarter	6.43	4.52
Fiscal 2005 First Quarter	5.95	4.30
Fiscal 2004 Fourth Quarter	5.84	2.89
Fiscal 2004 Third Quarter	6.68	3.57
Fiscal 2004 Second Quarter	8.53	6.50
Fiscal 2004 First Quarter	12.40	7.94
      As of February 15, 2006, there were 1,259 stockholders of record of our common stock including The Depository Trust Company, which holds shares of Maxtor common stock on behalf of an indeterminate number of beneficial owners.
Dividend Policy
      We have never paid cash dividends on our stock and do not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Consolidated Financial Information
      The following table presents selected consolidated financial information for the periods indicated:

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	December 29,	December 28,	December 27,	December 25,	December 31,
	2001(1)(2)(3)(4)	2002(1)(3)(5)	2003(1)(3)	2004(1)(6)	2005

	(In millions, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$3,765.5	$3,779.5	$4,086.4	$3,796.3	$3,890.2
Gross profit	362.5	392.2	695.8	367.2	430.9
Amortization of goodwill and other intangible assets	176.0	82.2	85.3	36.0	0.9
Purchased in-process research and development	95.2	—	—	—	—
Restructuring charges	—	9.5	—	33.2	18.6
Impairment charges	—	—	—	32.0	—

Total operating expenses	916.7	638.2	567.8	549.2	457.5
Income (loss) from operations	(554.2)	(246.0)	128.0	(182.0)	(26.6)
Income (loss) from continuing operations	(568.6)	(262.4)	98.9	(183.4)	(43.3)
Income (loss) from discontinued operations	(48.2)	(73.5)	2.2	—	—

Net income (loss)	$(616.8)	$(335.9)	$101.1	$(183.4)	$(43.3)

Net income (loss) per share — basic
Continuing operations	$(2.75)	$(1.10)	$0.41	$(0.74)	$(0.17)
Discontinued operations	$(0.23)	$(0.31)	$0.01	$—	$—

Total	$(2.98)	$(1.40)*	$0.42	$(0.74)	$(0.17)

Net income (loss) per share — diluted
Continuing operations	$(2.75)	$(1.10)	$0.39	$(0.74)	$(0.17)
Discontinued operations	$(0.23)	$(0.31)	$0.01	$—	$—

Total	$(2.98)	$(1.40)*	$0.40	$(0.74)	$(0.17)

Balance Sheet Data:
Total assets	$2,530.0	$2,175.3	$2,536.7	$2,107.7	$2,177.8
Long-term debt, net of current portion	$244.5	$206.3	$355.8	$382.6	$575.8
Total stockholders’ equity	$929.8	$620.1	$746.7	$576.6	$553.0

*	Does not add due to rounding

(1)	Certain items previously reported in specific financial statement captions have been reclassified to conform to the year ended December 31, 2005 presentation.

(2)	Includes operations of Quantum HDD since April 2, 2001 and of MMC since September 2, 2001.

(3)	In August 2002, the Company announced its decision to shut down the manufacturing and sales of its MaxAttachtm branded network attached storage products of NSG. The discontinuance of the NSG operations represents the abandonment of a component of an entity as defined in paragraph 47 of

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Accordingly, the Company’s financial statements have been presented to reflect Network Systems Group (“NSG”) as a discontinued operation for all periods presented.

(4)	During fiscal 2001, the Company expensed in-process research and development costs of $94.7 million as a result of the Company’s acquisition of Quantum HDD. Additionally, in connection with the acquisition of MMC in September 2001, the Company expensed in-process research and development costs of $0.5 million. The Company expensed these amounts because the acquired technology had not reached technological feasibility and had no future alternative uses.

(5)	Commencing in fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard included provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. As a result, the Company reclassified its existing acquired assembled workforce balance to goodwill, as it does not meet the separate recognition criterion according to SFAS 142. See Note 4 of Notes to Consolidated Financial Statements.

(6)	The Company completed its impairment analysis on indefinite lived intangible assets as of December 25, 2004 and as a result recorded an impairment charge of $24.2 million related to acquired intangibles from the acquisition of the Quantum HDD business. See Note 4 of Notes to Consolidated Financial Statements. Additionally, during the year ended December 25, 2004, the Company classified a building in Louisville, Colorado as held for sale in accordance with the requirements of SFAS 144, resulting in an impairment charge of $7.8 million. See Note 13 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with Item 1: Business, Item 6: Selected Financial Information and Item 8: Consolidated Financial Statements and Supplementary Data.
      This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements. Examples of forward-looking statements in this report include statements regarding future revenue, gross profit, demand, average selling prices, cost improvements, capital expenditures, liquidity, depreciation and amortization charges, impacts of our restructuring, our indemnification obligations, the results of litigation, and development and product launch schedules. In this report, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “will,” “should,” “could,” “would,” “project,” “plan,” “estimate,” “predict,” “potential,” “future,” “continue,” or similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements, whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the section entitled “Risk Factors” and elsewhere in this report.
Executive Overview
      Maxtor Corporation (“Maxtor,” “Company” or “we”) is a leading supplier of hard disk drives for desktop computers, Intel-based servers and consumer electronics applications. We sell to original equipment manufacturers (“OEMs”), distributors and retail customers worldwide. We manufacture our products in our factories in Singapore and China. We produce a majority of our required media and purchase the remainder of our components from third party suppliers.
      On December 20, 2005, we entered into a definitive agreement with Seagate Technology (“Seagate”) in which Seagate will acquire Maxtor in an all stock transaction. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, Maxtor stockholders will receive 0.37 shares of Seagate common stock for each Maxtor share they own. When the transaction is completed, Maxtor stockholders will own approximately 16% of the combined company. The transaction was valued at approximately $1.9 billion at the time of its announcement on December 21, 2005. It is anticipated the transaction will be completed in the second half of 2006, subject to obtaining stockholder and regulatory approvals.
      At the beginning of 2005, we estimated that approximately 80% of our revenue would come from our desktop computer products. Desktop revenue accounted for approximately 75% of total revenue in 2005. The lower than anticipated revenue contribution is primarily attributable to delayed product introductions and product mix. Revenue from our Maxtor OneTouchtm personal storage products (“branded products”) was 7% for 2005, in line with our expectations of approximately 6-8% of the total. Hard disk drives for Intel-based servers, which we refer to as “enterprise” products, were expected to represent approximately 13-15% of our revenue in 2005. Revenue from our enterprise products in 2005 was approximately 18% of total revenue, reflecting strong unit growth and favorable product mix.
      We began limited shipments of our 500 GB desktop drives in the fourth quarter of 2005. This later than expected ramp limited our ability to achieve a higher capacity mix and improved profitability in 2005. We expect our next-generation one and two-platter desktop drives, built on a 160 GB per platter platform, to begin initial shipments in the second quarter of 2006 and to grow in volume through the remainder of the year. In light of the recent expansion of flash storage into the consumer handheld market and our priority to improve our desktop operation, we canceled the introduction of our 1-inch form factor product in the fourth quarter of 2005. We continue to fund ongoing development for our enterprise and retail products.

      We successfully executed our transition of the manufacture of one- and two-platter drives for desktop computers from Singapore to our China manufacturing facility during 2005 and two-thirds of our desktop disk drive products were manufactured in China in the fourth quarter. As previously announced in March 2005, we expect to reduce headcount in our Singapore manufacturing facility by up to 5,500 employees. During the year ended December 31, 2005, we incurred $16.4 million in severance-related charges in Singapore, of which $5.2 million remains outstanding at December 31, 2005. The Company expects to be substantially completed with this restructuring by the first quarter of 2006. In addition to the severance costs, we will also spend approximately $3.6 million in retention bonuses in Singapore related to this restructuring. We accrued for these retention bonuses in fiscal 2005 and we expect to pay them in fiscal year 2006. We believe the manufacturing transition to China provided a significant reduction in the labor and overhead per drive, resulting in an approximately one to one and a half percentage point improvement in gross margins of our desktop products. We will be taking further actions to enhance throughput and improve manufacturing efficiencies in 2006.
      Our internal media facility produces a majority of our current media needs. During 2005, the hard drive industry faced a tightness of media components that is expected to last into 2006. To ensure access to adequate media supply, we added internal capacity and expanded our relationship with external suppliers. We amended our agreement with Komag Inc. (“Komag”), our external media supplier, for incremental capacity to produce four million units of media per quarter, with initial volume expected in the second quarter of 2006. Maxtor has agreed to prepay for its media supply in an amount totaling $50 million. We will be paid back by a per disk payment credit. In light of our pending acquisition by Seagate, we are reevaluating our plans to move the majority of our internal media operation from the U.S. to Asia.
      To improve efficiency, in the first quarter of 2005 we undertook a reduction in headcount in the United States, eliminating approximately 125 positions in quality, supplier engineering and SG&A throughout 2005. We recorded a charge of $2.5 million associated with this reduction during 2005. We continue to fund our desktop, enterprise and retail businesses and related development efforts, resulting in incremental investment. In 2006 we believe that we can fund these additional activities, while keeping the quarterly expenses in the $110 million to $112 million range which approximate 11% to 12% of net revenues.
      We adopted a retention bonus program providing for up to $100 million in retention payments in connection with our agreement to merge with Seagate. The payments are payable 20% on the first business day after July 1, 2006 and 80% six months after closing, subject to earlier payment in certain circumstances. On February 16, 2006, the retention bonus plan was amended to provide that participants would be entitled to payments in the event of the involuntarily termination of their employment without cause prior to the payment dates.
      We believe that our existing cash and cash equivalents, short-term investments and capital resources together with cash generated from operations will be sufficient to fund our operations through at least the next twelve months. Capital expenditures in 2005 totaled $160.9 million. Capital expenditures in 2006 are estimated to be up to $275 million, with our primary focus on expanding our manufacturing capacity in Asia. Our cash conversion cycle, or the net total of days of sales outstanding plus days of sales in inventory less days of accounts payable outstanding, for 2005 was negative six days. Our cash conversion cycle target for 2006 is zero to negative five days.
      There are numerous risks to the successful execution of our business plans, including our ability to timely introduce and ramp our new products with the quality levels expected by our customers, achieve manufacturing efficiencies, procure the components we require, specifically heads and media from our suppliers in the quantities we need to meet demand and at competitive prices and develop a common architectural platform in the time projected. The Company faces competition, including increased competition in the sale of its products to the near-and mid-line storage market and the consumer electronics markets and expects continuing pressure on average selling prices. See “Risk Factors” for further information concerning risks to our business.

Critical Accounting Policies and Estimates
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
      An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Company’s consolidated financial statements:

•	revenue recognition;

•	sales returns, other sales allowances and allowance for doubtful accounts;

•	valuation of intangibles, long-lived assets and goodwill;

•	warranty;

•	inventory valuation;

•	income taxes; and

•	restructuring liabilities, litigation and other contingencies.

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
      We assess collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer.

      Delivery generally occurs when product is delivered to a common carrier. Certain of our products are delivered on a free on board (“FOB”) destination basis. We defer our revenue associated with these transactions until the products are delivered to the customers’ premises.
      Sales to original equipment manufacturers (“OEMs”) are subject to agreements allowing limited rights of return and sales incentive programs. Sales incentive programs are typically related to an OEM’s level of purchases. Estimated reductions to revenue for sales incentive programs are accrued at the time the revenue is recorded. Returns from OEMs have not been material in any period as the Company’s principal OEM customers have adopted build-to-order manufacturing model or just-in-time inventory management processes which reduce the likelihood of product returns from these customers.
      Sales to distributors and retailers (“resellers”) are subject to agreements allowing limited rights of return, price protection, sales incentive programs and advertising. These programs are generally related to a reseller’s level of sales, order size or point of sale activity. We accrue the cost related to these programs as reductions to revenues at the time the revenue is recorded. These estimates are based primarily on estimated returns, future price erosion, customer sell-through levels and program participation. We have historically encountered little variability between our estimates and actual results. However, the accuracy of our estimates is dependent on our ability to predict future pricing, demand and supply in our markets. We believe that we generally have good visibility of these factors due to the short period to which the reserves relate (6-8 weeks) and our experience of doing business in these channels. Nevertheless, unforeseen adverse pricing conditions or supply actions by our competitors could impact the accuracy of our estimates and require adjustments to the reserve to reflect our actual and anticipated experience.
      Product returns are recorded in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). Resellers have limited rights of return, which allow them to return a percentage of the prior quarter’s purchases. Accordingly, revenue is not recognized with respect to those shipments that management estimates will be returned. We believe that these estimates are reasonably accurate due to the short time period during which our resellers can return products, the limitations placed on their right to make returns, our long history of conducting business directly with resellers, the nature of our historical relationships with resellers and the weekly reporting procedures through which we monitor inventory levels at resellers and sales to end-users.

Sales Returns, Other Sales Allowances and Allowance for Doubtful Accounts
      Our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other sales allowances in any accounting period.
      We believe that these estimates are reasonably accurate due to the short time period during which our resellers can return products, the limitations placed on their right to make returns, our long history of conducting business with resellers on a sell-in basis, the nature of our historical relationships with resellers and the weekly reporting procedures through which we monitor inventory levels at resellers and sales to end-users. Nonetheless, material differences may result in the amount and timing of our revenue for any period if management’s judgments and estimates deviate significantly from actual experience in the period. The provision for sales returns and other sales allowances amounted to $88.5 million as of December 31, 2005. Included in this amount are reserves for anticipated revenue programs required to sell through the channel inventory on hand at the end of the period. In general, this reserve is based upon a forecast of the anticipated pricing and supply environment in the upcoming quarter. We believe that we generally have good visibility to these factors, due to the short period to which the reserves relate (six to eight weeks), and our experience of doing business in these channels. Nevertheless, unforeseen adverse pricing conditions or actions by our competitors could impact the accuracy of our estimates. If actual pricing differs from our estimates, we would be required to make an equivalent change in the reserve.

      Similarly, our management must make estimates of the collectibility of our accounts receivables. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes the accounts receivable and establishes a specific reserve based on expected collectibility. The specific reserve was $13.0 million as of December 31, 2005. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if the actual bad debts differ from our estimate, we would be required to record an adjustment to the allowance.

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
      When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure the potential impairment based on a projected cash flow method. We measure the carrying value of our goodwill based on the market multiple approach. The market multiple approach is one of determining a level of revenue or earnings that is considered to be representative of the future performance of the Company, and multiplying this figure by an appropriate risk-adjusted multiple. This approach provides an indication of value for the security that corresponds with the particular earnings or revenue figure used in the approach (for example, a multiple of net income available to common stockholders would yield an indication of value for the common stock). In addition to revenue and net income, there are several different forms of earnings used in the market multiple approach (e.g. earnings, EBIT, and EBITDA), with each form isolating particular nuances of the Company’s operating performance.
      As required by SFAS 142, we completed our impairment analysis as of December 31, 2005 based on the market multiple approach using revenue. We found no instances of impairment of our recorded goodwill and accordingly no impairment was recorded.
      Net intangible assets, long-lived assets, and goodwill amounted to $848.2 million as of December 31, 2005. Although we have not experienced impairment of goodwill, should impairment be determined to have occurred, the change in the recorded goodwill could be substantial, thus having a material adverse effect on our results of operations. During the year ended December 25, 2004, we recorded an impairment charge of $24.2 million related to acquired intangibles. See Note 4 of the Notes to Consolidated Financial Statements for more information.

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

      Our warranty obligation is primarily based on the following three elements:

(1) Expected future return rate:

We use proprietary statistical modeling software to help estimate the future failure rates by product. This statistical modeling software relies on historical product design/vintage data, field survival data and return data on the product and on similar products (early in the product life cycle). The Company has comprehensive processes in place to collect data from the design phase, in the factory during manufacturing and return data from the Company’s Enterprise Resource Planning (“ERP”) system. This statistical modeling software provides us with an estimate of the total return rates over the warranty life of the product. We continue to update this estimate each period as we collect additional field survival and return data on each product. While we believe that this statistical analysis provides us with a reasonable estimate of our future return rates, the estimate can be impacted by unpredicted field quality issues over the life of the individual products. Variability in the estimate is measured in the changes in estimate due to changes in the annual return rate and changes in estimate due to expirations. In fiscal year 2005 these changes amounted to $3.5 million and $0.8 million, respectively.

(2) Cost to replace the drive or make the customer whole:

This represents an estimate of the future cost of replacing or making the customer whole for each drive expected to be returned in the future. This estimate is based on the historical cost of fulfilling the obligation to the customer. We continue to revise this cost estimate as changes occur in the repair/recovery process.

We have continued to experience significant reductions to this cost per unit estimate due to ongoing improvements to the repair/recovery process. In fiscal year 2005, the change in estimate due to the reduction in the estimated cost of future repair was $44.3 million. This was primarily the result of increased repair yields, which resulted in increased volume of refurbished units available for use as replacements or for disposal as refurbished product. We increased our focus on the process for the disposal of excess refurbished units in 2005 and significantly increased the recovery value in 2005; although we will continue to focus on this process in 2006, we do not expect to achieve the same level of improvement in 2006. We have also continued to benefit from improvements in the overall pricing structure with third party vendors as new repair facilities in Mexico and Hungary are optimized.

(3) The product installed base (number of drives in the field):

This is transactional in nature and is calculated based on shipment data extracted from the Company’s ERP system and represents the current “in-warranty” installed base. The impact of changes to the in-warranty installed base is reflected in the charges to operations number. For example, in fiscal year 2005 the Company increased its net charges to operations by $1.8 million as compared to fiscal year 2004. This increase was due to increased shipments in 2005 which more than offset improvements in the cost of repair and expected annual return rate.

As new products are sold into the market, we must initially exercise considerable judgment in estimating the expected failure rates. This estimating process is based on our historical experience with similar products as well as design or assembly complexities specific to these new products.

As outlined above, should actual experience of product returns or cost of repair differ from our estimates, revisions to the estimated warranty liability would be required and could have a material effect on our future results of operations.

From time to time, we may be subject to additional costs related to non-standard warranty claims from our customers. If and when this occurs, we generally must make further judgments and estimates in establishing the related warranty liability. This estimating process is based on historical experience, communication with our customers and various assumptions that are believed to be reasonable under the circumstances. This additional warranty accrual would be recorded in the determination of net income in the period in which the additional cost was identified. In fiscal year 2005, the Company recorded additional costs of $21.4 million related to non-standard warranty claims from customers.

Inventory Valuation
      We value our inventory at the lower of cost (computed on a first-in, first-out basis) or market. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand. Inventory write-downs were 8% and 5% of the gross inventory balances for the years ended 2005 and 2004, respectively. Our write-downs are influenced by our estimates of excess and obsolete inventory and shrinkage. These factors are in turn impacted by the number of products reaching end of life, the length of product life cycles, the volatility of the pricing environment for hard disk drives, changes in the Company’s cost structure and the location of inventory and timing of inventory count for each location. In addition, if economic, competitive, or other factors cause market conditions to be less favorable than those projected by management, additional inventory write-downs may be required which could have a material adverse effect on our future results of operations. We have occasionally experienced such write-downs in the past.

Income Taxes
      We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (“SFAS 109”), “Accounting for Income Taxes.” As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.
      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $311.2 million as of December 31, 2005, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire, primarily consisting of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Restructuring
      The Company has engaged, and may continue to engage, in restructuring plans, which require management to utilize significant estimates related to expenses for severance and other employee separation costs, realizable values of assets made redundant or obsolete, lease cancellation and other exit costs. If the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. For a full description of our restructuring plans, refer to our discussions of restructuring in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and Note 12 of the Consolidated Financial Statements.

Litigation and Other Contingencies
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

Results of Operations
      The following table sets forth consolidated statements of operations data for the three years ended December 27, 2003, December 25, 2004 and December 31, 2005, respectively, and the percent of revenue represented by the various items reported.

	Years Ended

	December 27,	December 25,	December 31,
	2003	2004	2005

	(In millions)
Consolidated Statements of Operations Data:
Net revenues	$4,086.4	$3,796.3	$3,890.2
Cost of revenues	3,390.6	3,429.1	3,459.3

Gross profit	695.8	367.2	430.9

Operating expenses:
Research and development	348.3	317.6	293.5
Selling, general and administrative	134.2	130.4	144.5
Amortization of intangible assets	85.3	36.0	0.9
Restructuring charge	—	33.2	18.6
Impairment charge	—	32.0	—

Total operating expenses	567.8	549.2	457.5

Income (loss) from operations	128.0	(182.0)	(26.6)
Interest expense	(30.2)	(31.8)	(34.4)
Interest income	5.2	5.2	11.9
Income from litigation	—	24.8	—
Other gain (loss)	(0.6)	0.1	7.9

Income (loss) from continuing operations before income taxes	102.4	(183.7)	(41.2)
Provision for (benefit from) income taxes	3.5	(0.3)	2.1

Income (loss) from continuing operations	98.9	(183.4)	(43.3)
Income from discontinued operations	2.2	—	—

Net income (loss)	$101.1	$(183.4)	$(43.3)

	December 27,	December 25,	December 31,
	2003	2004	2005

As a Percentage of Revenue:
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	83.0	90.3	88.9

Gross profit	17.0	9.7	11.1

Operating expenses:
Research and development	8.5	8.5	7.6
Selling, general and administrative	3.3	3.4	3.7
Amortization of intangible assets	2.1	0.9	0.0
Restructuring charge	0.0	0.9	0.5
Impairment charge	0.0	0.8	0.0

Total operating expenses	13.9	14.5	11.8

Income (loss) from operations	3.1	(4.8)	(0.7)
Interest expense	(0.7)	(0.8)	(0.9)
Interest income	0.1	0.1	0.3
Income from litigation	0.0	0.7	0.0
Other gain (loss)	0.0	0.0	0.2

Income (loss) from continuing operations before income taxes	2.5	(4.8)	(1.1)
Provision for (benefit from) income taxes	0.0	0.0	0.1

Income (loss) from continuing operations	2.5	(4.8)	(1.1)
Income from discontinued operations	0.0	0.0	0.0

Net income (loss)	2.5%	(4.8)%	(1.1)%

Fiscal Year 2005 Compared With Fiscal Year 2004
      Net Revenues. Revenue in the twelve months ended December 31, 2005 was $3,890.2 million. This represented an increase of 2.5% compared to $3,796.3 million in the corresponding period in fiscal 2004. Total shipments for the twelve months ended December 31, 2005 were 53.0 million units, which was 0.6 million units lower or down 1.2% as compared to the twelve months ended December 25, 2004. Revenue increased during the twelve months ended December 31, 2005 as a result of increased shipments of our higher margin enterprise and branded products, partially offset by decreased shipments of desktop products, which also resulted in the overall lower units shipped.
      Revenue from sales to OEMs represented 51.4% of revenue in the twelve months ended December 31, 2005 compared to 52.0% of revenue in the corresponding period in fiscal year 2004. In absolute dollars, sales to OEMs increased 1.2% during the twelve months ended December 31, 2005. The increase during the twelve month period was primarily the result of increased shipments of our enterprise products to major OEM customers, partially offset by reduced shipments of digital entertainment and desktop products to regional OEMs.
      Revenue from sales to the distribution channel in the twelve months ended December 31, 2005 represented 38.3% of revenue, compared to 39.4%, in the corresponding period in fiscal 2004. In absolute dollars, sales to the distribution channel decreased 0.3%, during the twelve months ended December 31, 2005.
      Revenue from sales to retail customers in the twelve months ended December 31, 2005 represented 10.3% of revenue, compared to 8.6% of revenue in the corresponding period in fiscal 2004. In absolute dollars, sales to the retail channel increased 23.1% during the twelve months ended December 31, 2005. The increase in retail sales as a percentage of revenue and in absolute dollars during the twelve month period was the result of increased shipments of our Maxtor branded products, partially offset by reduced shipments of our desktop products.
Net Revenues by Geography

	Twelve Months Ended

	December 31,	December 25,
	2005	2004	Change

As a Percentage of Net Revenues:
United States and Canada	32.0%	32.1%	(0.1)%
Europe, Middle East and Africa	35.7%	36.2%	(0.5)%
Asia Pacific and Japan	30.3%	29.9%	0.4%
Other	2.0%	1.8%	0.2%
Total	100.0%	100.0%

Change Between
2005 and 2004

Percentage Change in Absolute Dollars:
United States and Canada	2.3%
Europe, Middle East and Africa	1.0%
Asia Pacific and Japan	3.6%
      Revenue to the United States and Canada increased in absolute dollars during the twelve month period ended December 31, 2005 as a result of increased shipments of Maxtor branded products to retail customers and enterprise products to major OEM customers. This increase was partially offset by reduced shipments of digital entertainment products to regional OEM customers.
      Revenue to Europe, Middle East and Africa increased in absolute dollars during the twelve months ended December 31, 2005 as a result of increased shipments of Maxtor branded products to retail customers and enterprise products to major OEM customers. This increase was partially offset by reduced shipments of desktop products to regional distribution customers.
      Revenue to Asia and Japan increased in absolute dollars during the twelve months ended December 31, 2005 as a result of increased sales of our desktop and enterprise products to regional distribution and major OEM customers partially offset by a reduction in sales of desktop products to regional OEM customers.
      Sales to the top five customers represented 40.2% and 35.5% of revenue in fiscal years 2005 and 2004, respectively. Sales to each of two customers accounted for 10% or greater of our sales in 2005. None of our customers accounted for 10% or greater of our sales in 2004.
      Cost of Revenues; Gross Profit. Gross profit increased to $430.9 million in the twelve months ended December 31, 2005, compared to $367.2 million for the corresponding twelve months in fiscal year 2004. This represented an overall increase in gross profit of $63.7 million. As a percentage of revenue, gross profit increased to 11.1% in the twelve months ended December 31, 2005 from 9.7% in the corresponding twelve months of fiscal year 2004.
      The increase in gross profit, both as a percentage of revenue and actual dollars during the twelve months ended December 31, 2005, was due to the impact of an increase in product capacity mix of $263.0 million. This positive impact was offset by a decline in average selling prices (“ASP”) of $534.9 million. These two revenue related factors together accounted for a net decline in gross profit of $271.9 million.
      This decline was offset by favorable cost reductions to achieve the overall gross profit increase of $63.7 million. Included in the cost reductions of $335.6 million is $13.9 million due to favorable changes in estimates in our warranty reserve. This favorable change reflects continued improvements in the Company’s repair operations with higher drive recovery yields reducing the projected repair cost per unit.

Operating Expenses
      Research and Development. (“R&D”). R&D expense in fiscal year 2005 was $293.5 million or 7.6% of revenue, compared to $317.6 million or 8.5% of revenue in fiscal year 2004. R&D expense decreased by $24.1 million, or 7.6% for fiscal year 2005 compared with fiscal year 2004. Technology support costs declined by $8.2 million as a result of in-sourcing our IT support function. Compensation decreased $7.5 million due to a reduction in headcount. Expensed parts decreased by $6.6 million, attributable to the inclusion of development costs in fiscal year 2004 related to product lines that were discontinued at the end of that year. The remaining decrease of $1.8 million was primarily due to lower depreciation as a result of decreased capital spending.
      Selling, General and Administrative (“SG&A”). SG&A expense in fiscal year 2005 was $144.5 million or 3.7% of revenue, compared to $130.4 million or 3.4% of revenue in fiscal year 2004. SG&A expense increased by $14.1 million or 10.8% for fiscal year 2005 compared to fiscal year 2004. Fiscal year 2004 included a favorable dispute settlement of $8.3 million related to the Quantum HDD business acquisition in fiscal year 2001. Expansion of Maxtor’s branded products resulted in increased marketing spend of $4.4 million. Bad debt expense increased by $4.9 million primarily due to changes in customer mix. Legal expenses decreased by $6.2 million due to specific litigation expenses in fiscal year 2004. The remaining $2.7 million increase was attributable to compensation and other expenses.
      Costs related to Pending Seagate Acquisition. We adopted a retention bonus program providing for up to $100 million in retention payments in connection with our agreement to merge with Seagate. The payments are payable 20% on the first business day after July 1, 2006 and 80% six months after closing, subject to earlier payment in certain circumstances. On February 16, 2006, the retention bonus plan was amended to provide that participants would be entitled to payments in the event of the involuntarily termination of their employment without cause prior to the payment dates.
      Restructuring and Impairment Charges. Restructuring charges for the year ended December 31, 2005 were $18.6 million or 0.5% of revenue, as compared to $65.2 million or 1.7% of revenue in 2004.
      On March 4, 2005, we determined to proceed with a reduction in force of up to 5,500 employees at our Singapore manufacturing operations and approximately 125 employees in the United States. The reduction in force in Singapore is a result of our previously announced transition of manufacturing for additional desktop products from our Singapore manufacturing operations to China and closure of one of our two plants in Singapore, scheduled to be completed by the first quarter of 2006. We had initially expected that approximately 2,500 positions would be reduced by attrition and the remainder by severance, which was changed to approximately 1,400 positions representing attrition and the remainder severance. This change in estimate, combined with a longer than expected actualized length of service, resulted in an additional accrual of $4.1 million in the third quarter of 2005. During the year ended December 31, 2005, we incurred $16.4 million in severance-related charges in Singapore, of which $5.2 million remains outstanding at December 31, 2005. We expect to be substantially completed with the restructuring in Singapore by the first quarter of 2006. During the year ended December 31, 2005, we also incurred $2.5 million in severance-related charges associated with the reduction in force in the United States, net of an adjustment of $(0.5) million recorded during the third quarter of 2005. This restructuring in the United States was completed in the fourth quarter of 2005.
      In September 2005, we terminated or notified for termination approximately 25 employees at our operations in Ireland as we consolidated our regional disk drive recovery operations for improved efficiency and customer service. We were substantially completed with this reduction in force in the fourth quarter of 2005. As of December 31, 2005, we had incurred a total of approximately $0.5 million in severance-related payments associated with this reduction in force and expects to pay approximately $0.2 million in the first quarter of 2006.
      In July 2004, we announced a reduction-in-force which affected approximately 377 employees in the United States and Singapore. During the first quarter of 2005, an adjustment of $(0.3) million was made to the associated restructuring liability. As of December 31, 2005, we were substantially completed with this restructuring. For the years ended December 25, 2004 and December 31, 2005, we incurred $12.9 million and $(0.3) million in severance expense related to this reduction in force, respectively.
      In connection with the 2001 acquisition of the hard drive business of Quantum HDD, we recorded a $45.3 million liability for estimated facility exit costs for the closure of three Quantum HDD offices and research and development facilities located in Milpitas, California, and two Quantum HDD office facilities located in Singapore. During the third quarter of 2004, in association with our restructuring activities, we recorded an additional $16.4 million liability due to a change in estimated lease obligations for two of the Quantum HDD acquired offices and research and development facilities located in California. This estimate was based upon the then comparable market rates for leases and anticipated dates for these properties to be subleased. The balance remaining in the facilities exit accrual is expected to be paid over several years, based on the underlying lease agreements. As of December 31, 2005, the outstanding balance related to this accrual was $37.3 million. In January 2006, we entered into an agreement to sublease certain buildings at our corporate main campus in Milpitas, California. These buildings were part of the facilities restructuring activity recorded in 2004. For further information on the restructuring, see Note 12 to the Consolidated Financial Statements. The sublease will result in a credit of approximately $11 million to our consolidated income statements in the first quarter of fiscal 2006.
      During the year ended December 28, 2002, we recorded a restructuring charge of $9.5 million associated with closure of one of our facilities located in California. The amount comprised $8.9 million of non-cancelable lease payments, which were expected to be paid over several years based on the underlying lease agreement, and the write-off of $0.6 million in leasehold improvements. We increased this restructuring accrual by $3.3 million due to a change in estimated lease obligations associated with our restructuring activities in the third quarter of 2004. This estimate was based upon the then comparable market rates for leases and anticipated dates for one of the properties to be subleased. As of December 31, 2005, the outstanding balance related to this accrual was $7.8 million. In the third quarter of 2004, we also recorded a $0.6 million liability in association with the closure of one of our facilities in Colorado. As of December 31, 2005, the outstanding balance related to this accrual was $0.2 million.
      During the year ended December 25, 2004, we recorded restructuring and impairment charges of $65.2 million, of which $33.2 million was in connection with our on-going restructuring activities announced in July 2004, $24.2 million was related to the impairment of intangible assets and $7.8 million of impairment charges related to asset held for sale.
      Amortization of Goodwill and Other Intangible Assets. Amortization expense of other intangible assets represents the amortization of customer list and other current products and technology arising from our acquisitions of the Quantum HDD business in April 2001 and MMC in September 2001. The net book value of these intangibles at December 31, 2005 was $0.6 million. Amortization expense of other intangible assets was $0.9 million for the year ended December 31, 2005, compared to $36.0 million in the corresponding period in fiscal year 2004.
      Amortization of other intangible assets is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on intangible assets to be $0.6 million in fiscal 2006, at which time the intangible assets will be fully amortized.
      As required by SFAS 142, we completed our impairment analysis as of December 31, 2005 for the purpose of the annual review. We found no instances of impairment of our recorded goodwill and accordingly no impairment was recorded.
      Interest Expense. Interest expense was $34.4 million and $31.8 million in fiscal years 2005 and 2004, respectively, or an increase of 8.2%. The increase was primarily due to the expensing of $1.9 million of unamortized issuance costs associated with the partial repurchase of the 6.8% convertible senior notes, amortization of issuance costs related to the 2.375% convertible senior notes and additional interest expense on the early repayment of mortgages. In addition, an increase in the interest rate on our line of credit for the manufacturing facility in China contributed to an increase in interest expense, partially offset by reduced interest expense due to the partial repurchase of the 6.8% convertible senior notes and the termination of the asset securitization program in June 2005.
      Interest Income. Interest income was $11.9 million and $5.2 million in fiscal years 2005 and 2004, respectively. The increase was primarily due to increases in interest rates.
      Other Gain (Loss). Other gain (loss) was $7.9 million in 2005 compared to $0.1 million in 2004. The gain in 2005 was due to the sale of a long-lived asset held for sale for $5.8 million and the sale of equity securities of $2.2 million, partially offset by a loss of $0.1 million related to miscellaneous items. The gain in 2004 was attributable to gains from miscellaneous items.
      Provision for (Benefit from) Income Taxes. During 2005 and 2004, we recorded income tax provisions and (benefits) of $2.1 million and $(0.3) million, respectively. The provision for income taxes consists primarily of state and foreign taxes. Due to our net operating losses (“NOL”), NOL carry-forwards and favorable tax status in Singapore, Switzerland and China, we have not incurred any significant foreign, U.S. federal, state or local income taxes for the current or prior fiscal periods. We have not recorded a tax benefit associated with our loss carry-forward because of the uncertainty of realization.
      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s acquisition of Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the Company’s acquisition of Quantum HDD, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We also agreed to indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods prior to our acquisition of Quantum HDD. This indemnity was originally limited to the aggregate of $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross up payments (the “Tax Indemnity”). As of December 31, 2005, the Company had paid $8.6 million under this tax indemnity. On December 23, 2004, as a result of certain favorable developments concerning Quantum’s potential liability subject to the Tax Indemnity, the Company and Quantum amended the Tax Sharing and Indemnity Agreement, as part of a Mutual General Release and Global Settlement Agreement. Under the amended terms of the Tax Sharing and Indemnity Agreement, our remaining Tax Indemnity liability is limited to $8.8 million for all tax claims.
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

Fiscal Year 2004 Compared With Fiscal Year 2003
      Net Revenues. Revenue in the twelve months ended December 25, 2004 was $3,796.3 million. This represented a reduction of 7.1% when compared to $4,086.4 million in the corresponding period in fiscal 2003. Total shipments for the twelve months ended December 25, 2004 were 53.6 million units, which was 1.7 million units or 3.0% lower than in the twelve months ended December 27, 2003. Total units and revenue declined during the twelve months ended December 25, 2004 as a result of reduced shipments of our desktop products to personal computer OEM and distribution customers. Additionally, we experienced reduced revenue from sales of our server products that was partially offset by growth in revenue of our digital entertainment and Maxtor OneTouch personal storage products.
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
      Revenue from sales to the distribution channel and retail customers in the twelve months ended December 25, 2004 represented 48.0% of revenue, compared to 49.5% of revenue in the corresponding period in fiscal 2003.
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
      Sales to Asia Pacific and Japan in the twelve months ended December 25, 2004 and December 27, 2003 represented 30.8% and 29.9% of total revenue, respectively. In absolute dollars, sales to Asia Pacific and Japan decreased 9.8% during the twelve months ended December 25, 2004. The decrease in sales to Asia and Japan in absolute dollars during the twelve months ended December 25, 2004 was the result of reduced sales of our desktop products to regional OEM and distribution customers.
      Sales to Latin America and other regions in the twelve months ended December 25, 2004 and December 27, 2003 represented 1.8% and 0.6% of total revenue, respectively.
      Sales to the top five customers represented 35.5% and 38.9% of revenue in fiscal years 2004 and 2003, respectively. None of our customers accounted for 10% or greater of our sales in 2004. Sales to one customer were 11.0% of revenue in fiscal year 2003.
      Cost of Revenues; Gross Profit. Gross profit decreased to $367.2 million in the twelve months ended December 25, 2004, compared to $695.8 million for the corresponding twelve months in fiscal year 2003. This represented an overall decrease in gross profit of $328.6 million. As a percentage of revenue, gross profit decreased to 9.7% in the twelve months ended December 25, 2004 from 17.0% in the corresponding twelve months of fiscal year 2003. The decrease in gross profit was primarily due to the impact of the decline in average selling prices (“ASP”) of $856.7 million. This decline in ASP was partially offset by the impact of an increase in product capacity mix of $285.9 million, reflecting the shipment of a greater proportion of higher capacity products. These two factors together accounted for a net decline in gross profit of $570.8 million. The Company achieved product cost reductions to partially offset this revenue erosion. Net product cost reductions amounted to $242.2 million. Materials cost savings contributed $292.7 million of this improvement. However, favorable warranty reserve releases due to changes in estimate amounted to $13.3 million in the twelve months ended December 25, 2004, compared to $39.9 million in the twelve months ended December 27, 2003. The reserve release in 2003 primarily related to expirations of products acquired as part of the Quantum HDD acquisition. We have experienced significantly less variability on Maxtor products as is demonstrated by the lower release in 2004. In addition, we experienced some increases in manufacturing costs related to the ramp of our China facility and plant improvements at MMC.

Operating Expenses
      Research and Development. (“R&D”). R&D expense in fiscal year 2004 was $317.6 million or 8.4% of revenue, compared to $348.3 million or 8.5% of revenue in fiscal year 2003. R&D expense decreased by $30.7 million or 8.9% for fiscal year 2004 compared with fiscal year 2003. The decrease in R&D expense was primarily due to reductions in compensation of $32.8 million, depreciation of $4.9 million, equipment expense of $2.0 million, and decreases in our facilities and information technology departments of $1.8 million. These decreases were offset by a $10.3 million increase in expensed parts and services, and other expenses increased by $0.5 million.
      Selling, General and Administrative (“SG&A”). SG&A expense in fiscal year 2004 was $130.4 million or 3.4% of revenue, compared to $134.2 million or 3.3% of revenue in fiscal year 2003. SG&A expense decreased by $3.8 million or 2.8% for fiscal year 2004 compared to fiscal year 2003. The decrease in SG&A expense was primarily due to a favorable dispute settlement with Quantum of $8.3 million regarding transition services provided by Quantum and incurred following our fiscal year 2001 acquisition of the Quantum HDD business, reduced spending in our facilities and information technology departments of $4.9 million as a result of our expense reduction program, a decrease of $3.0 million related to compensation and related expenses, as well as a reduction in litigation expense of $2.0 million. The decreases were offset by an increase in services of $9.7 million primarily related to Sarbanes Oxley Section 404 compliance and $2.3 million related to sales and marketing expense, as well as $2.0 million reduction in offsetting rental income, and $0.4 million of other expenses.

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
      As required by SFAS 142, we completed our impairment analysis as of December 25, 2004 for the purpose of the annual review. We found no instances of impairment of our recorded goodwill and accordingly no impairment was recorded.
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
      Other Gain (Loss). Other gain (loss) was $0.1 million in 2004 as compared to $(0.6) million in 2003. The loss in 2003 was due to a $1.0 million loss on redemption of the pro rata portion of Quantum Corporation’s bonds offset by a $0.2 million gain in retirement of other bonds, a gain of $0.1 million from investments and a $0.1 million in other income.

      Provision for (Benefit from) Income Taxes. During 2004 and 2003, we recorded income tax provisions and (benefits) of $(0.3) million and $3.5 million, respectively. The provision for income taxes consists primarily of state and foreign taxes. Due to our net operating losses (“NOL”), NOL carry-forwards and favorable tax status in Singapore, Switzerland and China, we have not incurred any significant foreign, U.S. federal, state or local income taxes for the current or prior fiscal periods. We have not recorded a tax benefit associated with our loss carry-forward because of the uncertainty of realization.
      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s acquisition of Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the Company’s acquisition of Quantum HDD, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We also agreed to indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods prior to our acquisition of Quantum HDD. This indemnity was originally limited to aggregate of $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross up payments (the “Tax Indemnity”). As of December 25, 2004, the Company had paid $8.6 million under this tax indemnity. On December 23, 2004, as a result of certain favorable developments concerning Quantum’s potential liability subject to the Tax Indemnity, the Company and Quantum amended the Tax Sharing and Indemnity Agreement, as part of a Mutual General Release and Global Settlement Agreement. Under the amended terms of the Tax Sharing and Indemnity Agreement, our remaining Tax Indemnity liability was limited to $8.8 million for all tax claims other than the IRS audit of Quantum for the fiscal years ending March 31, 1997 through and including March 31, 1999.
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
      Loss from Discontinued Operations. On August 15, 2002, we announced our decision to shut down our Network Systems Group (“NSG”) and cease the manufacturing and sale of our MaxAttachtm branded network attached storage products. The discontinuance of our NSG operations represents the disposal of a component of an entity as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The income from discontinued operations of $2.2 million for the year ended December 27, 2003 reflects the net impact of the favorable resolution of contingencies. There were no remaining assets or liabilities as of December 31, 2005.

Liquidity and Capital Resources
      As of December 31, 2005, we had $497.5 million in cash and cash equivalents, $16.1 million in restricted cash, and $67.7 million in unrestricted marketable securities for a combined total of $581.3 million. In comparison, as of December 25, 2004, we had $378.1 million in cash and cash equivalents, $24.5 million in restricted cash and $104.0 million in unrestricted marketable securities for a combined total of $506.6 million.

The cash and cash equivalents balance increased $119.4 million and the combined balance increased by $74.7 million during 2005 due to activities in the following areas.

	Twelve Months Ended

	December 31,	December 25,
	2005	2004

	(In millions)
Net cash provided by (used in) operating activities	$54.6	$(5.2)
Net cash used in investing activities	$(66.1)	$(199.0)
Net cash provided by financing activities	$130.9	$51.4

Net change in cash and cash equivalents	$119.4	$(152.8)
      For the twelve month period ended December 31, 2005, although we incurred a net loss of $43.3 million, we generated $54.6 million in cash from operations primarily due to adjustments for non-cash items (mainly depreciation and amortization). Our uses of cash for net working capital included increases of inventories and other prepaid expenses and other assets. Net accounts receivable decreased $29.5 million from December 25, 2004 to December 31, 2005 primarily due to timing of customer payments. Other receivables decreased $18.9 million primarily due to decreased activity with a supplier for the manufacture of our products. Inventories were higher by $11.1 million as of December 31, 2005 compared to December 25, 2004 due to increased sales in 2005. Prepaid expenses and other assets increased $58.0 million primarily due to a prepayment of $37.5 million to an external media supplier during the year and approximately $12.1 million in vendor down payments. After considering property, plant and equipment financed by accounts payable, accounts payable decreased by $11.9 million in the twelve-month period due to lower deferment of payment for certain accounts payable and purchase compared to the prior year. Accrued expenses and other liabilities decreased by $43.8 million primarily due to reduced accrued warranty and payroll costs.
      We used $66.1 million in net cash from investing activities during the twelve-month period ended December 31, 2005. The major use of cash for investing activity was for property, plant and equipment of $160.8 million to support the manufacturing capacity added in China in 2005, partially offset by a sale of equipment of $25.2 million. Primary sources of cash generated from investing activities were sales and maturities (net of purchases) of marketable securities of $36.1 million, a decrease in restricted cash and marketable securities of $26.6 million primarily as a result of the repayment of the Singapore Economic Development Board loan, and proceeds from the sale of equity securities for $6.8 million.
      We generated $130.9 million in net cash for financing activities during the twelve-month period ended December 31, 2005. The major financing uses of cash were the repayment of $50.0 million of asset-backed borrowings in the second quarter of 2005 and the repurchase of $93.8 million of the Company’s 6.8% convertible senior notes due 2010. Other financing uses of cash included repayments of various debt and short-term borrowings of $27.4 million, early repayment of mortgages of $32.6 million, and capital lease obligations of $5.2 million. Primary sources of cash generated from financing activities were $317.8 million proceeds (net of issuance costs) from the 2.375% convertible senior notes due 2012 issued in August 2005 and $22.1 million in proceeds from the sale of shares pursuant to employee stock plans.
      We believe that our existing cash and cash equivalents, short-term investment and capital resources, together with cash generated from operations will be sufficient to fund our operations through at least the next twelve months. However, if we need additional working capital, there can be no assurance that such additional financing can be obtained, or that it will be available on satisfactory terms. Our ability to generate cash will depend on, among other things, demand in the hard disk drive market and pricing conditions.
      We expect to make continuing cash outlays from working capital for capital expenditures of up to $275 million in fiscal 2006 with our primary focus on expanding our manufacturing capacity in Asia.
      We expect to pay approximately $20 million from working capital in July 2006 for retention-related bonuses under a plan adopted in connection with our agreement to merge with Seagate.

      At December 31, 2005 the Company held cash and marketable securities of approximately $311.9 million in foreign jurisdictions. We estimate that as of such date, repatriation of this amount would have resulted in a net tax liability of approximately $3.2 million after utilization of our available net operating losses.

Contractual Obligations
      Payments due under known contractual obligations as of December 31, 2005 are reflected in the following table (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years(1)(2)	5 Years(1)(2)

Long-term Debt	$580,760	$5,000	$10,000	$205,729	$360,031
Interest Payments	133,921	25,229	49,592	38,933	20,167
Capital Lease Obligations	881	868	10	3	—
Interest Payments	14	13	1	—	—
Operating Leases(3)	269,894	41,805	78,088	68,907	81,094
Purchase Obligations(4)	831,904	828,611	3,293	—	—

Total	$1,817,374	$901,526	$140,984	$313,572	$461,292

(1)	Does not include $73 million which may be borrowed under a facility in a U.S. dollar-denominated loan, to be secured by our facilities in Suzhou, China, drawable until April 2007, and repayable in eight semi-annual installments commencing October 2007; the borrowings under this facility bear interest at LIBOR plus 50 basis points (“bps”) to Libor plus 100 bps.

(2)	Does not include $17 million which we may be obligated to contribute to our China subsidiary to allow drawdown under the facilities described under footnote (1).

(3)	Includes future minimum annual rental commitments, including amounts accrued as restructuring liabilities as of December 31, 2005.

(4)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. The expected timing of payment of the obligations set forth above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
      In May 2003, we sold $230 million in aggregate principal amount of 6.8% convertible senior notes due April 30, 2010 (the “2003 Notes”) to qualified institutional buyers pursuant to Rule 144A. The 2003 Notes are general unsecured obligations of the Company. The 2003 Notes are convertible into the Company’s common stock at an initial conversion rate of 81.5494 shares per $1,000 principal amount of the notes, or an aggregate of 11,068,619 shares, subject to adjustment in certain circumstances (equal to an initial conversion price of $12.2625 per share). The Company has the right to settle its conversion obligation with cash or common stock. The initial conversion price represented a 125% premium over the closing price of the Company’s common stock on May 1, 2003, which was $5.45 per share. Prior to May 5, 2008, the 2003 Notes will not be redeemable at the Company’s option. Beginning May 5, 2008, if the closing price of the Company’s common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the redemption notice exceeds 130% of the conversion price in effect on such trading day, the Company may redeem the 2003 Notes in whole or in part, in cash, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus any accrued and unpaid interest and accrued and unpaid liquidated damages, if any, to, but excluding, the redemption date. If, at any time, substantially all of the Company’s common stock is exchanged or acquired for consideration that does not consist entirely of common stock that is listed on a United States national securities exchange or approved for quotation on the NASDAQ National Market or similar system, the holders of the 2003 Notes have the right to require the Company to repurchase all or any portion of the notes at their face value plus accrued interest.

As of December 31, 2005, the Company had approximately $135.7 million aggregate principal amount outstanding of the 6.8% convertible senior notes due 2010.
      In August 2005, we sold $326 million aggregate principal amount of 2.375% convertible senior notes due 2012 (the “2005 Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds were approximately $317.8 million, which was net of $8.2 million in legal, bank, accounting and printing expenses. Costs relating to the issuances of the 2005 Notes are being amortized over the term of the debt. A portion of the net proceeds from the offering were used to repurchase approximately $94.3 million principal amount of our 6.8% convertible senior notes due 2010 in open market transactions in August of 2005. The 2005 Notes are general unsecured obligations of the Company. The Company will pay interest semi-annually on February 15 and August 15 of each year, beginning February 15, 2006. Upon the occurrence of certain specified events the 2005 Notes are eligible for conversion, at the option of the holder into cash, and if applicable, shares of common stock at a conversion rate of 153.1089 shares of common stock per $1,000 principal amount of the notes, subject to adjustment in certain circumstances (equal to an initial conversion price of $6.53 per share). The initial conversion price represents a 123% premium over the closing price of the Company’s common stock on August 9, 2005, which was $5.31 per share. Upon conversion, the 2005 Notes are subject to “net cash” settlement whereby the Company will deliver cash for the lesser of the principal amount of the 2005 Notes being converted or the “conversion value” of the notes which is calculated by multiplying the conversion rate then in effect by the market price of the Company’s common stock price at the time of conversion. To the extent that the conversion value exceeds the principal amount of the 2005 Notes, the Company will, at its election, pay cash or issue shares of its common stock with a value equal to the value of such excess. If the 2005 Notes are surrendered for conversion, the Company may direct the conversion agent to surrender those notes to a financial institution selected by the Company for exchange, in lieu of conversion, into a number of shares of our common stock equal to the applicable conversion rate, plus cash for any fractional shares, or cash or a combination of cash and shares of our common stock in lieu thereof. The Company has reserved 49,913,501 shares of authorized common stock for issuance upon conversion of the 2005 Notes. The Company may redeem some or all of the 2005 Notes for cash at any time on or after August 20, 2010 at specified redemption prices, together with accrued and unpaid interest and liquidated damages, if any, but excluding the date fixed for redemption. Upon the occurrence of certain fundamental change events, the holders of the 2005 Notes have the right to require the Company to repurchase all or any portion of the notes at their face value plus accrued interest. Among other events that may trigger a conversion right, the 2005 Notes will be convertible, at the option of the holders, at any time during a fiscal quarter if, during the last 30 trading days of the immediately preceding fiscal quarter our common stock trades at a price in excess of 110% of the conversion price for 20 consecutive trading days. The 2005 Notes will also be convertible at the close of the proposed merger with Seagate for approximately 30 days.
      We have filed a shelf registration statement with the Securities and Exchange Commission for the resale of the 2005 Notes and the common stock issuable upon conversion of the notes, and this registration statement was declared effective on February 1, 2006. We have agreed to keep the shelf registration statement effective until two years after the latest date on which the Company issues notes in the offering. If we do not comply with these registration obligations, we will be required to pay liquidated damages to the holders of the 2005 Notes or the common stock issuable upon conversion of the notes.
      In connection with the repurchase of the $94.3 million aggregate principal amount of the outstanding 6.8% convertible senior notes due 2010, we recorded a loss of approximately $1.5 million for the early extinguishment of debt, which included $1.9 million in unamortized offering costs included in interest expense, offset by $0.4 million gain on redemption included in other gain (loss) on our consolidated statements of operations. The repurchase was accounted for under FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As of December 31, 2005, we had approximately $135.7 million aggregate principal amount outstanding of the 6.8% convertible senior notes due 2010.
      The 5.75% subordinated debentures due March 1, 2012 require semi-annual interest payments and annual sinking fund payments of $5.0 million or repurchases of $5.0 million in principal amount of debentures in lieu of sinking fund payments. The debentures are subordinated in right to payment to all senior indebtedness.

      We have agreed to invest $200 million over a 5 year period beginning 2004 to establish a manufacturing facility in Suzhou, China, and we have utilized credit lines with the Bank of China for the construction and working capital requirements of this operation. The remainder of our commitment will be satisfied primarily with the transfer of manufacturing assets from Singapore or from our other manufacturing site. MTS has drawn down $60 million as of December 31, 2005. MTS is required to maintain a maximum liability to assets ratio (tested annually in December of each year) and minimum earnings to interest expense ratio (tested annually commencing in December 2005). MTS was in compliance with all covenants as of December 31, 2005. We do not expect to request further loans under this facility.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123, “Accounting for Stock Compensation” (“SFAS 123”), and supersedes APBO 25, and its related implementation guidance. SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. Additionally, SFAS 123(R) amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as reduction of taxes paid. Beginning with the Company’s first quarter of fiscal year 2006, it will be required to adopt SFAS 123(R), and will recognize share-based compensation costs in its results of operations. The Company currently provides pro forma disclosures under SFAS 123 reflecting the effects of share-based compensation costs on its results of operations in its notes to consolidated financial statements. See Note 1, Summary of Significant Accounting Policies — Stock-Based Compensation. Although such pro forma effects of applying SFAS 123 may be indicative of the effects of adopting SFAS 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) will be dependent on numerous factors including, but not limited to, levels of share-based payments granted in the future and the timing thereof; the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the service period; and the transition method chosen for adopting SFAS 123(R), which permits public companies to adopt its requirements using various methods, including the “modified prospective application method” and the “modified retrospective application method.” The Company plans to adopt SFAS 123(R) using the modified prospective application method. The Company expects that the adoption of SFAS 123(R) will have a material impact on its results of operations subsequent to adoption.
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s financial position or results of operations.
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

      In June 2005, the FASB issued final FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP FAS 143-1”) to address the accounting for obligations associated with the European Union’s Directive 2002/96/ EC on Waste Electrical and Electronic Equipment (the “Directive”). The Directive, enacted in 2003, requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. The Directive distinguishes between products put on the market after August 13, 2005 (“new waste”) and products put on the market on or before that date (“historical waste”). The FSP FAS 143-1 addresses the accounting for historical waste only and will be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP FAS 143-1 did not have a material impact on the Company’s financial position or results of operations.
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
      In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP FAS 13-1”) which requires companies to expense rental costs associated with ground or building operating leases that are incurred during the construction period. FSP FAS 13-1 is effective in the first reporting period beginning after December 15, 2005. The Company does not expect that this pronouncement will have a material effect on its financial statements.

SUPPLEMENTAL FINANCIAL INFORMATION
Unaudited Quarterly Results of Operations

	Three Months Ended

	March 27,	June 26,	September 25,	December 25,	April 2,	July 2,	October 1,	December 31,
	2004(1)	2004(1)(2)	2004(1)	2004(1)(3)(4)	2005(1)	2005	2005	2005

	(In thousands, except share and per share amounts)
Net revenues	$1,019,688	$818,254	$927,204	$1,031,182	$1,069,601	$924,729	$926,485	$969,422
Gross profit	153,760	72,483	58,221	82,703	116,404	121,793	102,877	89,839
Net income (loss)	$8,730	$(26,451)	$(95,146)	$(70,572)	$(20,161)	$9,444	$(16,950)	$(15,665)

Net income (loss) per share:
Basic	$0.04	$(0.11)	$(0.38)	$(0.28)	$(0.08)	$0.04	$(0.07)	$(0.06)
Diluted	$0.03	$(0.11)	$(0.38)	$(0.28)	$(0.08)	$0.04	$(0.07)	$(0.06)
Shares used in per share calculation:
Basic	246,590,255	247,367,176	248,728,113	250,026,784	251,595,181	253,310,023	253,668,613	254,114,823
Diluted	256,960,154	247,367,176	248,728,113	250,026,784	251,595,181	255,543,219	253,668,613	254,114,823

(1)	Certain items previously reported in specific financial statement captions have been reclassified to conform to the year ended December 31, 2005 presentation.

(2)	On April 28, 2004, in connection with our suit against Koninklijke Philips Electronics N.V. and several other Philips-related companies in the Superior Court of California, County of Santa Clara whereby the Company alleged that an integrated circuit chip supplied by Philips was defective and caused significant levels of failure of certain Quantum legacy products acquired as part of our acquisition of the Quantum HDD business, we entered into a settlement agreement with the other parties pursuant to which the parties dismissed the lawsuit with prejudice and the Company received a cash payment of $24.8 million, which was recorded as litigation settlement income in fiscal year 2004.

(3)	The Company completed its impairment analysis of indefinite lived intangible assets as of December 25, 2004 and as a result recorded an impairment charge of $24.2 million related to acquired intangibles from the acquisition of the Quantum HDD business.

(4)	During the year ended December 25, 2004, the Company classified a building owned by Maxtor in Louisville, Colorado as held for sale in accordance with the requirements of SFAS 144, resulting in an impairment charge of $7.8 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Derivatives
      We enter into foreign exchange forward contracts to manage foreign currency exchange risk associated with our operations primarily in Singapore and Switzerland. The foreign exchange forward contracts we enter into generally have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results. At December 31, 2005, we had no outstanding foreign exchange forward contracts.
Investments
      We maintain an investment portfolio of various holdings, types and maturities. We limit the amount of credit exposure to any one financial institution and restrict placement of these funds to financial institutions evaluated as highly credit worthy. These marketable securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Part of this portfolio includes investments in bank issues, corporate bonds and commercial papers. For additional information, see Note 1 of the Notes to Consolidated Financial Statements.
      The following table presents the hypothetical changes in fair values in the financial instruments held at December 31, 2005 and December 25, 2004 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The hypothetical changes assume immediate shifts in the U.S. Treasury yield curve of plus or minus 50 basis points (“bps”), 100 bps, and 150 bps.

				Fair Value
				as of
				December 31,
	+150 bps	+100 bps	+50 bps	2005	-50 bps	-100 bps	-150 bps

	($000)
Financial Instruments	$67,350	$67,475	$67,597	$67,722	$67,846	$67,975	$68,100
% Change	(0.55)%	(0.36)%	(0.18)%		0.18%	0.37%	0.56%

				Fair Value
				as of
				December 25,
	+150 bps	+100 bps	+50 bps	2004	-50 bps	-100 bps	-150 bps

	($000)
Financial Instruments	$102,806	$103,192	$103,578	$103,969	$104,359	$104,761	$105,158
% Change	(1.12)%	(0.75)%	(0.38)%		0.38%	0.76%	1.14%
      We are exposed to certain equity price risks on our investments in equity securities. These equity securities are held for purposes other than trading. As of December 31, 2005, the fair market value of these equity securities was $2.2 million. The following table presents the hypothetical changes in fair value of the public equity investments that are sensitive to changes in the stock market as of December 31, 2005 and December 25, 2004. The modeling technique used measures the hypothetical change in fair value arising from selected hypothetical changes in the stock price. Stock price fluctuations of plus or minus 15 percent, plus or minus 25 percent, and plus or minus 50 percent were selected based on the probability of their occurrence. This estimate is not necessarily indicative of future performance, and actual results may differ. As of

January 6, 2006, we had liquidated our remaining equity securities and thus are no longer exposed to fluctuations in fair market value of these equity securities investments.

				Fair Value
				as of
	Valuation of Security Given X%			December 31,	Valuation of Security Given X%
	Decrease in the Security Price			2005	Increase in the Security Price

	($000)
Corporate equity investments	$1,100	$1,650	$1,870	$2,200	$2,530	$2,750	$3,300
% Change	(50)%	(25)%	(15)%		15%	25%	50%

				Fair Value
				as of
	Valuation of Security Given X%			December 25,	Valuation of Security Given X%
	Decrease in the Security Price			2004	Increase in the Security Price

	($000)
Corporate equity investments	$5,021	$7,532	$8,536	$10,042	$11,548	$12,553	$15,063
% Change	(50)%	(25)%	(15)%		15%	25%	50%

Item 8.	Consolidated Financial Statements and Supplementary Data
      Financial Statement Schedule:
      The following consolidated financial statement schedule of Maxtor Corporation is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Maxtor Corporation:

Schedule II Valuation and Qualifying Accounts	107
      Schedules not listed above have been omitted since they are not applicable or are not required or the information required to be set therein is included in the Consolidated Financial Statements or notes thereto.

MAXTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 25,	December 31,
	2004	2005

	(In thousands, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$378,065	$497,509
Marketable securities	103,969	67,722
Restricted cash	24,561	16,055
Accounts receivable, net of allowance of doubtful accounts of $8,228 at December 25, 2004 and $12,961 at December 31, 2005	425,528	396,077
Other receivables	40,838	21,904
Inventories	229,410	240,462
Prepaid expenses and other	36,336	89,813

Total current assets	1,238,707	1,329,542
Property, plant and equipment, net	347,934	335,336
Goodwill	489,482	489,482
Other intangible assets, net	1,450	580
Other assets	30,168	22,832

Total assets	$2,107,741	$2,177,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$82,561	$5,868
Accounts payable	674,947	677,288
Accrued and other liabilities	324,369	300,758

Total current liabilities	1,081,877	983,914
Long-term debt, net of current portion	382,570	575,773
Other liabilities	66,695	65,113

Total liabilities	1,531,142	1,624,800
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 263,413,578 shares issued and 250,167,840 shares outstanding at December 25, 2004 and 269,542,593 shares issued and 256,293,975 shares outstanding at December 31, 2005	2,634	2,695
Additional paid-in capital	2,429,551	2,451,946
Deferred stock-based compensation	—	—
Accumulated deficit	(1,795,183)	(1,838,515)
Cumulative other comprehensive income	4,536	1,795
Treasury stock (13,245,738 and 13,248,618 shares at December 25, 2004 and December 31, 2005, respectively) at cost	(64,939)	(64,949)

Total stockholders’ equity	576,599	552,972

Total liabilities and stockholders’ equity	$2,107,741	$2,177,772

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended

	December 27,	December 25,	December 31,
	2003	2004	2005

	(In thousands, except share and per share amounts)
Net revenues	$4,086,443	$3,796,328	$3,890,237
Cost of revenues	3,390,556	3,429,161	3,459,324

Gross profit	695,887	367,167	430,913
Operating expenses:
Research and development	348,421	317,573	293,559
Selling, general and administrative	134,185	130,456	144,480
Amortization of intangible assets	85,279	35,994	870
Restructuring charges	—	33,197	18,625
Impairment charges	—	31,951	—

Total operating expenses	567,885	549,171	457,534

Income (loss) from operations	128,002	(182,004)	(26,621)
Interest expense	(30,144)	(31,782)	(34,384)
Interest income	5,160	5,255	11,928
Income from litigation	—	24,750	—
Other gain (loss)	(613)	81	7,898

Income (loss) from continuing operations before income taxes	102,405	(183,700)	(41,179)
Provision for (benefit from) income taxes	3,504	(261)	2,153

Income (loss) from continuing operations	98,901	(183,439)	(43,332)
Income from discontinued operations	2,211	—	—

Net income (loss)	$101,112	$(183,439)	$(43,332)

Net income (loss) per share — basic
Continuing operations	$0.41	$(0.74)	$(0.17)
Discontinued operations	$0.01	$—	$—

Total	$0.42	$(0.74)	$(0.17)

Net income (loss) per share — diluted
Continuing operations	$0.39	$(0.74)	$(0.17)
Discontinued operations	$0.01	$—	$—

Total	$0.40	$(0.74)	$(0.17)

Shares used in per share calculation
— basic	243,022,694	247,671,870	253,177,580
— diluted	251,135,683	247,671,870	253,177,580
The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Cumulative
	Common Stock		Additional	Deferred		Other		Total	Comprehensive
			Paid-In	Stock-Based	Accumulated	Comprehensive	Treasury	Stockholders’	Income
	Shares	Amount	Capital	Compensation	Deficit	Income	Stock	Equity	(Loss)

	(In thousands, except share amounts)
Balance, December 28, 2002	247,507,244	$2,475	$2,349,253	$(1,193)	$(1,712,856)	$2,377	$(20,000)	$620,056
Net income	—	—	—	—	101,112	—	—	101,112	$101,112
Unrealized gain on investments in marketable debt and equity securities	—	—	—	—	—	8,427	—	8,427	8,427

Comprehensive income									$109,539

Issuance of stock
Under stock option plan and related benefit plans	11,739,575	117	60,989	—	—	—	—	61,106
Stock-based compensation	—	—	(160)	1,083	—	—	—	923
Treasury shares repurchased at cost	—	—	—	—	—	—	(44,939)	(44,939)

Balance, December 27, 2003	259,246,819	2,592	2,410,082	(110)	(1,611,744)	10,804	(64,939)	746,685
Net loss	—	—	—	—	(183,439)	—	—	(183,439)	$(183,439)
Unrealized loss on investments in marketable debt and equity securities	—	—	—	—	—	(6,268)	—	(6,268)	(6,268)

Comprehensive loss									$(189,707)

Issuance of stock under stock option plan and related benefit plans	4,166,759	42	19,343	—	—	—	—	19,385
Stock-based compensation	—	—	126	110	—	—	—	236

Balance, December 25, 2004	263,413,578	2,634	2,429,551	—	(1,795,183)	4,536	(64,939)	576,599
Net loss	—	—	—	—	(43,332)	—	—	(43,332)	$(43,332)
Unrealized loss on investments in marketable debt and equity securities	—	—	—	—	—	(2,741)	—	(2,741)	(2,741)

Comprehensive loss									$(46,073)

Issuance of stock under stock option plan and related benefit plans	6,129,015	61	22,088	—	—	—	—	22,149
Stock-based compensation	—	—	307	—	—	—	—	307
Treasury shares, repurchased at cost	—	—	—	—	—	—	(10)	(10)

Balance, December 31, 2005	269,542,593	$2,695	$2,451,946	$—	$(1,838,515)	$1,795	$(64,949)	$552,972

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	December 27,	December 25,	December 31,
	2003	2004	2005

	(In thousands)
Cash Flows from Operating Activities:
Net income (loss) from continuing operations	$98,901	$(183,439)	$(43,332)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	156,639	146,020	152,669
Amortization of intangible assets	85,279	35,994	870
Amortization of bond issuance costs	691	1,045	439
Write-off of unamortized issuance cost on convertible senior notes repurchase	—	—	1,875
Intangible asset impairment	—	24,175	—
Stock-based compensation expense	923	236	307
Restructuring charge, net	—	24,502	18,625
Loss on sale of property, plant and equipment	3,235	1,729	1,010
Impairment of long-lived asset held for sale	—	7,776	—
Loss on program cancellation	—	780	477
Gain on retirement of bond	(163)	—	(434)
Loss on redemption of pro rata portion of Quantum Corporation’s bond	951	—	—
Gain on sale of equity investments	—	—	(1,913)
Other	—	—	376
Change in assets and liabilities:
Accounts receivable	(216,068)	115,415	29,451
Other receivables	825	(2,874)	18,934
Inventories	(42,466)	(11,399)	(11,052)
Prepaid expenses and other assets	10,667	10,475	(58,007)
Accounts payable	89,040	(54,021)	(11,850)
Accrued and other liabilities	(28,389)	(120,810)	(43,801)

Net cash provided by (used in) operating activities from continuing operations	160,065	(4,396)	54,644
Net cash used in discontinued operations	(7,948)	(798)	—

Net cash provided by (used in) operating activities	152,117	(5,194)	54,644
Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	348	755	25,229
Purchase of property, plant and equipment	(131,876)	(171,579)	(160,850)
Change in restricted assets	19,593	(8,983)	26,605
Maturities and sales of marketable securities	55,953	57,969	93,704
Purchase of marketable securities	(56,911)	(77,113)	(57,597)
Proceeds from sale of equity investments	—	—	6,777

Net cash used in investing activities	(112,893)	(198,951)	(66,132)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, including short-term borrowings	259,428	54,655	—
Borrowings under convertible senior notes, net of issuance costs	—	—	317,849
Principal payments of debt including short-term borrowings	(107,148)	(6,686)	(27,428)
Repayment of mortgages	(1,445)	(1,582)	(32,582)
Repurchase of convertible senior notes	—	—	(93,837)
Principal payments under capital lease obligations	(29,677)	(14,126)	(5,209)
Purchase of treasury stock at cost	(44,939)	—	(10)
Net proceeds from receivable-backed borrowing	47,823	49,748	—
Repayment of receivable-backed borrowing	—	(50,000)	(50,000)
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	61,106	19,385	22,149

Net cash provided by financing activities	185,148	51,394	130,932

Net change in cash and cash equivalents	224,372	(152,751)	119,444
Cash and cash equivalents at beginning of year	306,444	530,816	378,065

Cash and cash equivalents at end of year	$530,816	$378,065	$497,509

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$28,805	$28,154	$20,980
Income taxes	$1,628	$3,685	$1,853
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$5,868	$4,780	$18,971
Retirement of debt in exchange for bond redemption	$5,000	$5,000	$5,000
Change in unrealized gain (loss) on investments	$8,427	$(6,268)	$(2,741)
Purchase of property, plant and equipment financed by capital lease obligations	$7,373	$24	$—
The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business
      Maxtor Corporation (“the Company” or “Maxtor”) is a supplier of hard disk drives for desktop, enterprise and consumer electronics applications. The Company sells products directly to leading manufacturers of desktop computer and server systems and consumer electronics devices, through key distributors and through the retail channel.

Basis of Presentation
      The accompanying consolidated financial statements include the accounts of Maxtor and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.
      The Company shut down its Network Systems Group (“NSG”) in 2002. Accordingly, the Company’s financial statements have been presented to reflect NSG as a discontinued operation for all periods presented. Its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations for the year ended December 27, 2003.

Fiscal Years
      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal year 2005 ended on December 31, 2005, fiscal year 2004 ended on December 25, 2004 and fiscal year 2003 ended on December 27, 2003. Fiscal year 2005 comprised 53 weeks and fiscal years 2003 and 2002 each comprised 52 weeks. All references to years in these Notes to Consolidated Financial Statements represent fiscal years unless otherwise noted.

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

Restricted Cash
      The Company’s restricted cash balance was $16.1 million at December 31, 2005. The total restricted amount was pledged as collateral for certain stand-by letters of credit issued by commercial banks. These amounts are reported in the Company’s consolidated balance sheets as current based on timing of when the cash and marketable securities can be contractually released.

Marketable Debt and Equity Securities
      The Company classifies its debt and equity investments as “available for sale” and records the available for sale investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. The Company deems these investments to be available to meet

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
current working capital requirements. Realized gains and losses on sales of all such investments are reported within the caption of “other gain (loss)” in the consolidated results of operations and computed using the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. Gross realized gains and losses on sales of debt investments were not material in each year of the three-year period ended December 27, 2003, December 25, 2004 and December 31, 2005.
      The following is a summary of the Company’s investments (in thousands):

	December 25, 2004				December 31, 2005

		Accumulated				Accumulated
		Other				Other
	Amortized	Comprehensive		Estimated	Amortized	Comprehensive		Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Debt Investments:
U.S. Treasury securities and obligations of U.S. government agencies	$72,899	$—	$435	$72,464	$51,118	$—	$272	$50,846
U.S. corporate debt securities	21,734	—	39	21,695	9,221	—	16	9,205
Asset backed securities	9,862	—	52	9,810	7,713	—	42	7,671
Mutual Funds	—	—	—	—	4,288	40	—	4,328
Money Market Funds	—	—	—	—	727	—	—	727
Investments in Equity Securities	4,980	5,062	—	10,042	115	2,085	—	2,200

Total Investments	$109,475	$5,062	$526	$114,011	$73,182	$2,125	$330	$74,977

      The following is a reconciliation of the Company’s investments to the balance sheet classifications at the end of fiscal years 2004 and 2005 (in thousands):

	2004	2005

Marketable securities	$103,969	$67,722
Investments in equity securities	10,042	2,200
Deferred compensation plan	—	5,055

Investments, at estimated fair value	$114,011	$74,977

      The mutual funds and money market funds represent assets of the deferred compensation plan which was included within the captions, “Other assets” and “Other liabilities” of the consolidated balance sheets. Investments in equity securities are included within the caption, “Prepaid expenses and other” of the consolidated balance sheets.
      The gross amortized cost and estimated fair value of the Company’s debt investments at December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Gross
	Amortized	Fair
	Cost	Value

	(In thousands)
Due in one year or less	$65,989	$65,676
Due after one year through five years	2,063	2,046

	$68,052	$67,722

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table provides the breakdown of the Company’s short-term investments with unrealized losses at December 31, 2005 (in thousands):

	In Loss Position for		In Loss Position for
	Less Than 12 Months		More Than 12 Months		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt Investments:
U.S. Treasury securities and obligations of U.S. government agencies	$48,800	$255	$2,046	$17	$50,846	$272
U.S. corporate debt securities	9,205	16	—	—	9,205	16
Asset backed securities	7,671	42	—	—	7,671	42

Total Investments	$65,676	$313	$2,046	$17	$67,722	$330

      The Company reviews its investment portfolio monthly to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If the credit quality of the investment does not meet the credit quality requirements of the Company’s investment policy, the Company will also consider additional factors such as the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the investee. The gross unrealized losses associated with cash equivalents and short-term investments were primarily caused by an increase in interest rates during 2005. The Company has determined that the gross unrealized losses on cash equivalents and short-term investments at December 31, 2005 are temporary in nature because each investment meets the credit quality requirements of the Company’s investment policy and because the Company has the ability and the intent to hold these investments until they recover their unrealized losses, which may be until maturity.

Allowances for Bad Debts
      The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility. This reserve is established based upon historical trends, current economic conditions and an analysis of specific exposures.

Inventories
      Inventories are stated at the lower of cost (computed on a first-in, first-out basis) or market. The Company writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Long-Lived Assets Held for Sale
      Long-lived assets are classified as held for sale when certain criteria are met, which include: management commitment to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets had been initiated and whether the sale of the asset is probable and their transfer is expected to qualify for recognition as a completed sale within one year.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company measures long-lived assets to be disposed of by sale at the lower of the carrying amount or fair value less cost to sell. Fair value is determined using quoted market prices or the undiscounted anticipated cash flows.

Property, Plant and Equipment
      Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years, except for buildings, which are depreciated over thirty years. Assets under leasehold improvements are amortized over the shorter of the asset life or the remaining lease term. Upon disposal, the Company removes the asset and related accumulated depreciation from its records and recognizes the related gain or loss in results of operations.
      Repair and maintenance expenditures, which are not considered improvements and do not extend the useful life of property, plant and equipment, are expensed as incurred.

Goodwill and Other Intangible Assets
      Goodwill represents the excess of purchase price and acquisition costs over the fair value of net assets of businesses acquired. Other intangible assets represent existing technology amortized over their estimated useful lives ranging from three to five years. The Company reevaluates the periods of amortization continually to determine whether events and circumstances warrant renewed estimates of useful lives.

Impairment of Long-lived Assets, including Goodwill and Other Intangibles
      The Company assesses the impairment of its long-lived assets and other identifiable intangibles periodically in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”). The Company assesses the fair value of the assets based on the undiscounted future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.
      The Company also assesses the impairment of enterprise level goodwill in accordance with the provision of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 prescribes a two-step process for impairment testing of goodwill. The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. An impairment review is performed annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could result in an impairment review include but are not limited to, significant underperformance relative to expected historical or projected future operating results, undiscounted cash flows are less than the carrying value, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and the Company’s market capitalization relative to net book value. The second step (if necessary,) measures the amount of impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will measure any impairment based on the projected discounted cash flow method using a discount rate commensurate with the risk inherent to the Company’s current business model.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Effective September 2004, the Company announced the introduction of a new warranty period for sales commencing in September 2004 extending the term to three or five years for certain products shipped to the distribution channel. Consistent with the Company’s existing accounting policies relating to product warranties, the Company revised its estimate of product warranties for sales made after the institution of the new warranty period to reflect this new warranty period, which was reflected in its results reported for the year ended December 25, 2004.

Restructuring Liabilities, Litigation and Other Contingencies
      The Company accounts for its restructuring liabilities in connection with business combinations in accordance with Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). EITF 95-3 requires that the Company record an estimated liability if the estimated costs are not associated with or are not incurred to generate revenues of the combined entity after the consummation date and they meet certain criteria defined within EITF 95-3. The Company accounts for its restructuring plans initiated after December 31, 2002 under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exist or Disposal Activities” (“SFAS 146”). The Company accounted for restructuring plans initiated in 2002 in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which requires the Company to record the liability resulting from estimated costs that are not associated with or do not benefit activities that will be continued. The Company accounts for litigation and contingencies in accordance with Statement of Financial Accounting Standard No. 5 (“SFAS 5”), “Accounting for Contingencies.” SFAS 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

Foreign Currency Translation
      The functional currency for all foreign operations is the U.S. dollar. As such, all material foreign exchange gains or losses are included in the determination of net income (loss). Net foreign exchange losses included in net income (loss) for the fiscal years ended December 27, 2003, December 25, 2004, and December 31, 2005 were immaterial.

Foreign Exchange Contracts
      Although the majority of the Company’s transactions are in U.S. dollars, the Company enters into currency forward contracts to manage foreign currency exchange risk associated with its operations primarily in Singapore dollars, Japanese Yen, and the Euro. The Company purchases short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
commitments for operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. A majority of the increases or decreases in the Company’s local currency operating expenses are offset by gains and losses on the hedges. The contracts generally have maturity dates that do not exceed three months. The Company does not purchase short-term forward exchange contracts for trading purposes. There were no outstanding forward exchange contracts as of December 25, 2004 and December 31, 2005.
      The Company accounts for derivative instruments and for hedging activities in accordance with Statement of Financial Accounting Standard No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” Since the adoption of SFAS 133, the Company has elected not to designate these forward exchange contracts as accounting hedges and any changes in fair value have been recorded in the caption, “cost of revenues,” of the consolidated statements of operations. The net foreign exchange gain (loss) recorded in the financial statements were immaterial for the years ended December 27, 2003, December 25, 2004 and December 31, 2005.

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
      For all sales the Company uses either a binding purchase order or signed purchase agreement as evidence of an arrangement. Sales through its distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. The Company’s arrangements do not include acceptance clauses.
      The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. The Company generally does not request collateral from its customers.
      Delivery generally occurs when product is delivered to a common carrier. Certain of the Company’s products are delivered on an FOB destination basis. The Company defers the revenue associated with these transactions until the products are delivered to the customers’ premises.
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company records costs related to shipping and handling of revenue in cost of revenues for all periods presented.

Research and Development Expense
      The Company is actively engaged in basic technology and applied research programs designed to develop new products and product applications. Research and development costs are charged to operations as incurred.

Advertising Expense
      The cost of advertising is expensed as incurred. For the years ended December 27, 2003, December 25, 2004, and December 31, 2005, advertising costs totaled $2.4 million, $2.1 million and $3.3 million, respectively. Advertising and other marketing development costs incurred by the Company’s customers and funded by the Company through purchase volume rebates are accounted for as a reduction of the revenue associated with such customers.

Accounting for Income Taxes
      The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax assets and liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.

Stock-Based Compensation
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”). SFAS 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value based method and record such expense in its consolidated financial statements if the requisite service to earn the award is provided. Until the Company adopts SFAS 123(R) in the first quarter of fiscal 2006, the Company will continue to use the intrinsic value method for its stock option plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APBO 25”), and related interpretations in accounting for employee stock options. The alternative fair-value accounting methods provided under SFAS 123 require the use of option valuation models, such as the Black-Scholes option-pricing model used by the Company.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The pro forma information under SFAS 123, as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123” (“SFAS 148”) is as follows (in thousands, except per share data):

	Years Ended

	December 27,	December 25,	December 31,
	2003	2004	2005

Net income (loss), as reported	$101,112	$(183,439)	$(43,332)
Add: Stock-based employee compensation expense included in net income (loss)	923	236	307
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	27,913	22,664	16,715

Pro forma net income (loss)	$74,122	$(205,867)	$(59,740)

Net income (loss) per share
As reported — basic	$0.42	$(0.74)	$(0.17)
Pro forma — basic	$0.31	$(0.83)	$(0.24)
As reported — diluted	$0.40	$(0.74)	$(0.17)
Pro forma — diluted	$0.30	$(0.83)	$(0.24)
      For further information on assumptions used in determining the fair value of stock option grants, see Note 10 of the Notes to Consolidated Financial Statements.

Earnings Per Share
      Earnings per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings per share is computed using the weighted average common shares outstanding during the year. Diluted earnings per share is computed using the weighted average common shares and potentially dilutive securities outstanding during the year. Potentially dilutive securities are excluded from the computation of diluted net loss per share for those years presented in which their effect would be anti-dilutive due to the Company’s net losses. The diluted earnings per share also excludes shares related to its convertible debt in accordance with EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.”

Comprehensive Income (Loss)
      Comprehensive income (loss), as presented on the consolidated statements of stockholder’s equity, includes net income (loss) plus components of other comprehensive income (loss). Other comprehensive

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income (loss) at December 25, 2004 and December 31, 2005 consists of changes in unrealized gains or losses on available-for-sale marketable debt and equity securities.

	Years Ended

	December 27,	December 25,	December 31,
	2003	2004	2005

Net income (loss)	$101,112	$(183,439)	$(43,332)
Unrealized gain (loss) on investments in debt and equity securities	8,567	(6,234)	(869)
Less: reclassification adjustment for realized gain (loss) included in net income (loss)	140	34	1,872

Comprehensive income (loss)	$109,539	$(189,707)	$(46,073)

Reclassifications
      Certain reclassifications have been made to prior year balances to conform to current year classifications.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123, “Accounting for Stock Compensation” (“SFAS 123”), and supersedes APBO 25, and its related implementation guidance. SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. Additionally, SFAS 123(R) amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as reduction of taxes paid. Beginning with the Company’s first quarter of fiscal year 2006, it will be required to adopt SFAS 123(R), and will recognize share-based compensation costs in its results of operations. The Company currently provides pro forma disclosures under SFAS 123 reflecting the effects of share-based compensation costs on its results of operations in its notes to consolidated financial statements. See Note 1, Summary of Significant Accounting Policies — Stock-Based Compensation. Although such pro forma effects of applying SFAS 123 may be indicative of the effects of adopting SFAS 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) will be dependent on numerous factors including, but not limited to, levels of share-based payments granted in the future and the timing thereof; the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the service period; and the transition method chosen for adopting SFAS 123(R), which permits public companies to adopt its requirements using various methods, including the “modified prospective application method” and the “modified retrospective application method.” The Company plans to adopt SFAS 123(R) using the modified prospective application method. The Company expects that the adoption of SFAS 123(R) will have a material impact on its results of operations subsequent to adoption.
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s financial position or results of operations.
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
      In June 2005, the FASB issued final FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP FAS 143-1”) to address the accounting for obligations associated with the European Union’s Directive 2002/96/ EC on Waste Electrical and Electronic Equipment (the “Directive”). The Directive, enacted in 2003, requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. The Directive distinguishes between products put on the market after August 13, 2005 (“new waste”) and products put on the market on or before that date (“historical waste”). The FSP FAS 143-1 addresses the accounting for historical waste only and will be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP FAS 143-1 did not have a material impact on the Company’s financial position or results of operations.
      In September 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 discusses whether inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined and treated as a nonmonetary exchange and addresses (a) under what circumstances should two or more transactions with the same counterparty (counterparties) be viewed as a single nonmonetary transaction within the scope of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”) and Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB 29” (“FAS 153”) and (b) if nonmonetary transactions within the scope of APB 29 and FAS 153 involve inventory, are there any circumstances under which the transactions should be recognized at fair value. The pronouncement is effective for new inventory arrangements entered into, or modifications or renewals of existing inventory arrangements occurring in interim or annual reporting periods beginning after March 15, 2006. The Company does not expect that this pronouncement will have a material effect on its financial statements.
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

2.	Certain Risks and Concentrations
      The Company’s net revenues are derived from the sale of its hard disk drive products. The markets in which the Company competes are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. The Company has historically derived substantially all of

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
its net revenues from the hard disk drive products. As a result of this revenue concentration, the Company’s business could be harmed by a decline in demand for, or in the prices of, these products as a result of, among other factors, any change in pricing model, a maturation in the markets for these products, increased price competition or a failure by the Company to keep up with technological change.
      The Company sells a significant amount of its products through intermediaries such as distributors. Revenue from sales to distributors represented 41.8%, 39.4% and 38.3% of total net revenues in the years ended December 27, 2003, December 25, 2004 and December 31, 2005, respectively. The Company’s distributor agreements may be terminated by either party without cause. If one of the Company’s significant distributors terminates its distribution agreement, the Company could experience a significant interruption in the distribution of its products.
      The Company’s distributors may sell other vendor’s products that are complementary to, or compete with, its products. While the Company encourages its distributors to focus on the Company’s products through market and support programs, these distributors may give greater priority to products of other suppliers, including competitors.
      Financial instruments which potentially subject Maxtor to concentrations of credit risk consist primarily of accounts receivable, cash equivalents, restricted cash and marketable securities. The Company has cash equivalents and marketable securities policies that limit the amount of credit exposure to any one financial institution and restricts placement of these funds to financial institutions evaluated as highly credit worthy. Maxtor’s products are sold worldwide to OEMs, distributors, and retailers. Sales to each of two customers were over 10% of revenue in fiscal year 2005. No customers represented over 10% of revenue in fiscal year 2004. Sales to one customer were 11.0% of revenue in fiscal year 2003. Concentration of credit risk with respect to the Company’s trade receivables is limited by an ongoing credit evaluation process and the geographical dispersion of sales transactions. Therefore, collateral is generally not required from the Company’s customers. The allowance for doubtful accounts is based upon the expected collectibility of all accounts receivable. If the customers fail to perform their obligations to the Company, such failures would have adverse effects upon Maxtor’s financial position, results of operations, and cash flows.
      Certain of the raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials, it would be required to reduce its manufacturing operations, which could have a material adverse effect on its results of operations.
      For the year ended December 31, 2005, the Company had a loss from operations of $43.3 million. As of December 31, 2005, the Company had an accumulated deficit of $1,838.5 million. The Company operates in a highly competitive market characterized by rapidly changing technology. The Company intends to incur significant expenses to continue to develop and promote new products as well as to support existing product sales. Failure to generate sufficient revenues from new and existing products may require the Company to delay, scale back or eliminate certain research and development or marketing programs.
      The Company believes that cash, cash equivalents and marketable securities will be sufficient to meet its needs for operations and working capital requirements through fiscal 2006. If the Company needs additional capital, there can be no assurance that such additional financing will be available on acceptable terms, or at all.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Balance Sheet Details

	December 25,	December 31,
	2004	2005

	(In thousands)
Inventories:
Raw materials	$79,904	$55,400
Work-in-process	49,313	53,118
Finished goods	100,193	131,944

	$229,410	$240,462

Prepaid expenses and other:
Prepayment to supplier	$—	$37,500
Supplier payment	—	12,500
Vendor down payment	—	12,062
Prepaid expenses	11,913	8,959
Long-lived assets held for sale	8,200	8,047
Investments in equity securities, at fair value	10,042	2,200
Other	6,181	8,545

	$36,336	$89,813

Property, plant and equipment, at cost:
Buildings	$155,172	$139,009
Machinery and equipment	659,324	607,339
Software	86,014	85,154
Furniture and fixtures	27,604	29,522
Leasehold improvements	91,571	90,090

	$1,019,685	$951,114
Less accumulated depreciation and amortization	(671,751)	(615,778)

Property, plant and equipment, net	$347,934	$335,336

Accrued and other liabilities:
Accrued warranty	$185,940	$161,464
Accrued payroll and payroll-related expenses	59,524	51,928
Accrued supplier payment	—	12,500
Restructuring liabilities, short-term	9,707	13,296
Income taxes payable	7,605	8,225
Bond interest payable	3,856	5,592
Accrued expenses	57,737	47,753

	$324,369	$300,758

Other liabilities:
Tax indemnification liability	$8,760	$8,760
Restructuring liabilities, long-term	43,911	37,264
Other	14,024	19,089

	$66,695	$65,113

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Depreciation and amortization expense of property, plant and equipment for the years ended December 27, 2003, December 25, 2004 and December 31, 2005 was $156.6 million, $146.0 million and $152.7 million, respectively. Total property, plant and equipment recorded under capital leases was $15.6 million and $3.3 million, as of December 25, 2004 and December 31, 2005, respectively. Total accumulated depreciation under capital leases was $8.9 million and $2.7 million as of December 25, 2004 and December 31, 2005, respectively.

4.	Goodwill and Other Intangible Assets
      SFAS 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Goodwill and indefinite lived intangible assets are subject to an impairment test at least annually.
      Purchased other intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on purchased other intangible assets to be $0.6 million in fiscal 2006, at which time purchased other intangible assets will be fully amortized. Amortization expense of other intangible assets was $85.3 million, $36.0 million and $0.9 million for the years ended December 27, 2003, December 25, 2004 and December 31, 2005, respectively.

		December 25, 2004				December 31, 2005

	Useful	Gross				Gross
	Life	Carrying	Accumulated	Asset		Carrying	Accumulated	Asset
	(Years)	Amount	Amortization	Impairment	Net	Amount	Amortization	Impairment	Net

		(In thousands)				(In thousands)
Goodwill		$489,482	—	—	$489,482	$489,482	—	—	$489,482

Quantum HDD
Existing Technology
Core technology	5	$96,700	$(72,525)	$(24,175)	$—	$96,700	$(72,525)	$(24,175)	$—
Consumer electronics	3	8,900	(8,900)	—	—	8,900	(8,900)	—	—
High-end	3	75,500	(75,500)	—	—	75,500	(75,500)	—	—
Desktop	3	105,000	(105,000)	—	—	105,000	(105,000)	—	—
MMC Technology
Existing technology	5	4,350	(2,900)	—	1,450	4,350	(3,770)	—	580

Total other intangible assets		$290,450	$(264,825)	$(24,175)	$1,450	$290,450	$(265,695)	$(24,175)	$580

      At the time of the Company’s acquisition of the Quantum HDD business in April 2001, the Company agreed to indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods prior to the Company’s acquisition. This indemnity was originally limited to aggregate of $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross up payments (the “Tax Indemnity). During the year ended December 25, 2004, the Company and Quantum entered into a Mutual General Release and Global Settlement Agreement (“Agreement”) as a result of certain favorable developments concerning Quantum’s potential liability subject to the Tax Indemnity. See Note 8 of the Notes to Consolidated Financial Statements for further information on the Tax Indemnity. As a result, the Company reduced its tax related liabilities by $139.0 million of which $124.6 million related to the tax indemnification and $14.4 million of other taxes payable related to the Agreement. Correspondingly, the Company reduced goodwill by $139.0 million during the year ended December 25, 2004.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2004, gross margins declined from 15.2% in the first quarter to 6.4% in the third quarter. The primary driver for the decline was the erosion of average selling price. The Company expected profitability to improve in the fourth quarter of fiscal 2004 based on seasonal trends; however, the improvement was less than expected. During the fourth quarter, the Board of Directors determined that a change in direction was required and hired a management team to review product lines, manufacturing strategy and overall cost competitiveness, resulting in a new operating plan for the Company in December 2004. The reduced gross margin levels experienced during the fourth quarter of 2004 and projected for 2005 triggered an impairment review of the Company’s long-lived assets. The Company completed its impairment analysis as of December 25, 2004 and as a result recorded an impairment charge of $24.2 million related to acquired intangibles from the acquisition of the Quantum HDD business.
      The Company values the carrying value of the goodwill based on the market multiple method. The market multiple approach is one of determining a level of revenue or earnings that is considered to be representative of the future performance of the Company, and multiplying this figure by an appropriate risk-adjusted multiple. This approach provides an indication of value for the security that corresponds with the particular earnings or revenue figure used in the approach (for example, a multiple of net income available to common stockholders would yield an indication of value for the common stock). In addition to revenue and net income, there are several different forms of earnings used in the market multiple approach (e.g., earnings, EBIT, and EBITDA), with each form isolating particular nuances of the Company’s operating performance. The Company’s annual goodwill impairment analysis, which was performed based on the market multiple approach using revenue during the fourth quarter of fiscal 2005, did not result in an impairment charge.

5.	Short-term Borrowings and Long-term Debt
      Short-term borrowings and long-term debt consist of the following (in thousands):

	December 25,	December 31,
	2004	2005

6.8% Convertible Senior Notes due April 30, 2010	$230,000	$135,729
5.75% Subordinated Debentures due March 1, 2012	59,311	59,031
2.375% Convertible Senior Notes due August 15, 2012	—	326,000
Economic Development Board of Singapore Loans	27,148	—
Manufacturing facility Loan, Suzhou China	60,000	60,000
Mortgages	32,582	—
Equipment Loans and Capital Leases	6,090	881
Receivables-backed Borrowings	50,000	—

	465,131	581,641
Less amounts due within one year	(82,561)	(5,868)

	$382,570	$575,773

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future aggregate maturities as of December 31, 2005 are as follows:

Fiscal Year Ending
(In thousands)
2006	$5,868
2007	5,005
2008	5,005
2009	65,003
2010	140,729
Thereafter	360,031

Total	$581,641

      On May 7, 2003, the Company sold $230 million in aggregate principal amount of 6.8% convertible senior notes due 2010 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at a rate of 6.8% per annum and are convertible into the common stock at a conversion rate of 81.5494 shares per $1,000 principal amount of the notes, or an aggregate of 11,068,619 shares, subject to adjustment in certain circumstances (equal to an initial conversion price of $12.2625 per share). The initial conversion price represents a 125% premium over the closing price of the common stock on May 1, 2003, which was $5.45 per share. The notes and underlying stock have been registered for resale with the Securities and Exchange Commission.
      The Company may not redeem the notes prior to May 5, 2008. Thereafter, the Company may redeem the notes at 100% of their principal amount, plus accrued and unpaid interest, if the closing price of the common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the mailing of the redemption notice exceeds 130% of the conversion price on such trading day. If, at any time, substantially all of the common stock is exchanged or acquired for consideration that does not consist entirely of common stock that is listed on a United States national securities exchange or approved for quotation on the NASDAQ National Market or similar system, the holders of the notes have the right to require the Company to repurchase all or any portion of the notes at their face value plus accrued interest. As of December 31, 2005, the Company had approximately $135.7 million aggregate principal amount outstanding of the 6.8% convertible senior notes due 2010.
      The 5.75% subordinated debentures due March 1, 2012 require semi-annual interest payments and annual sinking fund payments of $5.0 million or repurchases of $5.0 million in principal amount of debentures in lieu of sinking fund payments. The debentures are subordinated in right to payment to all senior indebtedness.
      In August 2005, the Company sold $326 million aggregate principal amount of 2.375% convertible senior notes due 2012 (the “2005 Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“144A”). The net proceeds to the Company were approximately $317.8 million, which was net of $8.2 million in legal, bank, accounting and printing expenses. Costs relating to the issuances of these notes are being amortized over the term of the debt. A portion of the net proceeds from the offering were used to repurchase approximately $94.3 million principal amount of the Company’s 6.8% convertible senior notes due 2010 in open market transactions in August 2005. The 2005 Notes are general unsecured obligations of the Company. The Company will pay interest semi-annually on February 15 and August 15 of each year, beginning February 15, 2006. Upon the occurrence of certain specified events the 2005 Notes are eligible for conversion, at the option of the holder into cash, and if applicable, shares of common stock at a conversion rate of 153.1089 shares of common stock per $1,000 principal amount of the 2005 Notes, subject to adjustment in certain circumstances (equal to an initial conversion price of $6.53 per share). The initial conversion price represents a 123% premium over the closing price of the Company’s common stock on August 9, 2005, which was $5.31 per share. Upon conversion, the 2005 Notes are subject to

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“net cash” settlement whereby the Company will deliver cash for the lesser of the principal amount of the notes being converted or the “conversion value” of the notes which is calculated by multiplying the conversion rate then in effect by the market price of the Company’s common stock price at the time of conversion. To the extent that the conversion value exceeds the principal amount of the 2005 Notes, the Company will, at its election, pay cash or issue shares of its common stock with a value equal to the value of such excess. If the 2005 Notes are surrendered for conversion, the Company may direct the conversion agent to surrender those notes to a financial institution selected by the Company for exchange, in lieu of conversion, into a number of shares of our common stock equal to the applicable conversion rate, plus cash for any fractional shares, or cash or a combination of cash and shares of our common stock in lieu thereof. The Company has reserved 49,913,501 shares of authorized common stock for issuance upon conversion of the 2005 Notes. The Company may redeem some or all of the 2005 Notes for cash at any time on or after August 20, 2010 at specified redemption prices, together with accrued and unpaid interest and liquidated damages, if any, but excluding the date fixed for redemption. Upon the occurrence of certain fundamental change events, the holders of the 2005 Notes have the right to require the Company to repurchase all or any portion of the 2005 Notes at their face value plus accrued interest. Among other events that may trigger a conversion right, the 2005 Notes will be convertible, at the option of the holders, at any time during a fiscal quarter if, during the last 30 trading days of the immediately preceding fiscal quarter our common stock trades at a price in excess of 110% of the conversion price for 20 consecutive trading days. The 2005 Notes will also be convertible at the close of the pending acquisition by Seagate for approximately 30 days.
      The Company filed a shelf registration statement with the Securities and Exchange Commission for the resale of the 2005 Notes and the common stock issuable upon conversion of the notes, and this registration statement was declared effective on February 1, 2006. The Company agreed to keep the shelf registration statement effective for two years after the latest date on which the Company issued notes in the offering. If the Company does not comply with these registration obligations, the Company will be required to pay liquidated damages to the holders of the 2005 Notes or the common stock issuable upon conversion of the notes.
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
      In December 2004, the liquidity covenant and covenant regarding the ratio of operating income (loss) before depreciation and amortization to long-term debt were amended in order to assure compliance based on actual and projected operating results. On February 7, 2005, the Company reported to the lender that, as of January 31, 2005, it was not in compliance with a financial covenant under the facility setting a maximum amount for the ratio of dilution-to-liquidation of our accounts receivable. The dilution-to-liquidation ratio compares the amount of returns, discounts, credits, offsets, and other reductions to the Company’s existing accounts receivable to collections on accounts receivable over specified periods of time. On February 11, 2005, the Company entered into an agreement with the lender providing that it would temporarily forbear from exercising rights and remedies available to it as a result of the occurrence of the early amortization event under the facility caused by the Company’s noncompliance with this covenant as of January 31, 2005. On March 4, 2005, the Company and the lender entered into a second amendment to the facility documents providing that the lender will permanently forbear from exercising rights and remedies as a result of that early amortization event, and providing for an increase to the permitted maximum level of the dilution-to-liquidation ratio. In connection with the second amendment, the Company and the lender also agreed to increase the annual interest rate under the facility by 0.75%, to LIBOR plus 3.75%, during any period when the dilution-to-

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liquidation ratio exceeds the pre-amendment level. As a result, the Company was in compliance with all operational and financial covenants under the facility.
      In April 2003, the Company obtained credit lines with the Bank of China to be used for the construction and working capital requirements of the manufacturing facility being established in Suzhou, China. These lines of credit are U.S.-dollar-denominated and are drawable until April 2007. Maxtor Technology Suzhou (“MTS”) has drawn down $60 million as of October 1, 2005, consisting of the plant construction loan in the amount of $30 million made available by the Bank of China to MTS in October 2003, and a project loan in the amount of $30 million made available by the Bank of China to MTS in August 2004. Borrowings under these lines of credit are collateralized by the Company’s facilities in Suzhou, China. The interest rate on the plant construction loan is LIBOR plus 50 basis points (subject to adjustment to 60 basis points), with the borrowings repayable in two installment payments of $15 million in October 2008 and April 2009, respectively. The interest rate on the project loan is LIBOR plus 100 basis points, and the borrowing is repayable in August 2009. Both the construction loan and the project loan require the Company to make semi-annual payments of interest and require MTS to maintain financial covenants, including a maximum liability to assets ratio and a minimum earnings to interest expense ratio, the first ratio to be tested annually commencing in December 2004 and the latter ratio to be tested annually commencing in December 2005. MTS was in compliance with all covenants as of December 31, 2005 and December 25, 2004. In connection with the funding of the new project loan, the parent company of MTS, Maxtor International Sàrl, Switzerland, agreed to guaranty MTS’ obligations under both the construction loan and the project loan. The Company does not expect to draw down any further funding under this facility.
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
      As of December 31, 2005, the Company had capital leases totaling $0.9 million. These capital leases have maturity dates through August 2009 and interest rates averaging 7.3%.

6.	Financial Instruments

Fair Value Disclosures
      The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate carrying values because of their short maturities. The Company’s marketable debt and equity securities are carried at quoted market prices. The fair values of the Company’s 2.375% convertible senior notes are based on the bid price of the last trade date for the fiscal year ended December 31, 2005; the 6.8% convertible senior notes are based on the bid price of the last trade date for the fiscal year ended December 25, 2004 and December 31, 2005; and the 5.75% subordinated debentures are based on the bid price of the last trade date for the fiscal years ended December 25, 2004 and December 31, 2005. For the fiscal year ended December 25, 2004, the fair value of the Company’s mortgages was based on the estimated

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
present value of the remaining payments, utilizing risk-adjusted market interest rates of similar instruments at the balance sheet date.
      The carrying values and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 25, 2004		December 31, 2005

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

2.375% Convertible Senior Notes	$—	$—	$326,000	$397,720
6.8% Convertible Senior Notes	230,000	232,587	135,279	139,801
5.75% Subordinated Debentures	59,311	51,007	59,031	53,128
Manufacturing Facility Loan — Suzhou, China	60,000	60,000	60,000	60,000
Mortgages	32,582	32,391	—	—
Economic Development Board of Singapore Loan	27,148	27,148	—	—
Receivable-backed Borrowing	50,000	50,000	—	—

7.	Guarantees

Intellectual Property Indemnification Obligations
      The Company indemnifies certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which its products are alleged to infringe third party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of its indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to its potential liability for indemnification relating to intellectual property infringement claims. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements. However, there can be no assurances that the Company will not have any future financial exposure under those indemnification obligations.

Accrued Warranty
      The Company generally warrants its products against defects in materials and workmanship for varying lengths of time. The Company records an accrual for estimated warranty costs when revenue is recognized. Warranty covers cost of repair of the hard drive and the warranty periods generally range from one to five years. The Company has comprehensive processes that it uses to estimate accruals for warranty exposure. The processes include specific detail on hard drives in the field by product type, estimated failure rates and costs to repair or replace. Although the Company believes it has the continued ability to reasonably estimate warranty expenses, unforeseeable changes in factors used to estimate the accrual for warranty could occur. These unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified. Effective September 2004, the Company announced the introduction of a new warranty period for sales made beginning September 2004, extending the term to three or five years for products shipped to the distribution channel.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Changes in the Company’s product warranty liability during the twelve month periods ended December 25, 2004 and December 31, 2005 were as follows (in thousands):

	Years Ended

	December 25,	December 31,
	2004	2005

Balance at beginning of period	$209,426	$185,940
Charges to operations	180,032	181,821
Settlements(1)	(190,208)	(179,104)
Changes in estimates(2)	(13,310)	(27,193)

Balance at end of period	$185,940	$161,464

(1)	Represents aggregate reductions in the liability for payments made (in cash or in kind) under the warranty.

(2)	Comprises changes in the estimated cost of repair; changes in expected return rates; changes due to product expirations and changes in estimates related to specific non-standard claims received from customers.
      The warranty liability decreased by $24.5 million in the twelve month period ended December 31, 2005. The decrease in the warranty liability is primarily attributed to a change in estimate of $27.2 million. This change in estimate is comprised of $44.3 million reduction in the estimated cost of future repair, $3.5 million reduction due to changes in the expected future return rate and $0.8 million reduction due to product expirations. These reductions of $48.6 million were partially offset by increases in the warranty liability due to specific claims received from customers of $21.4 million.
      Settlements in the period amounted to $179.1 million and represented the costs of processing current quarter returns of $163.1 million and payments made against specific customer claims of $16.0 million. Charges to operations of $181.8 million, which represents expected warranty costs associated with products shipped in the period, exceeded settlements by $2.7 million.
      In the comparable twelve month period ended December 25, 2004, the warranty liability decreased by $23.5 million. The decrease in the warranty liability was primarily attributed to a change in estimate of $13.3 million. This change in estimate is comprised of $8.0 million reduction in the estimated cost of future repair, $4.7 million reduction due to product expirations and $0.6 million reduction due to changes in the expected future return rate.
      Settlements in the period amounted to $190.2 million and represented the costs of processing current quarter returns. Settlements exceeded charges to operations of $180.0 million which represented the expected warranty costs associated with products shipped in the period by $10.1 million.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes
      The provision for income taxes consists of the following:

	Years Ended

	December 27,	December 25,	December 31,
	2003	2004	2005

	(In thousands)
Current:
U.S.	$2,477	$(1,152)	$415
Foreign	1,027	891	1,738

Total	$3,504	$(261)	$2,153

      Income (loss) before provision for income taxes consists of the following:

	Years Ended

	December 27,	December 25,	December 31,
	2003	2004	2005

	(In thousands)
U.S.	$(56,895)	$(221,641)	$(101,965)
Foreign	161,511	37,941	60,786

Total	$104,616	$(183,700)	$(41,179)

      A substantial portion of sales and manufacturing operations are in Switzerland, Singapore and China and operate under various tax holidays and tax incentive programs which will expire in whole or in part during fiscal years 2007 through 2014. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentive programs was to decrease the Company’s net loss by approximately $26 million in fiscal year 2005 ($0.10 per share, diluted), to decrease the Company’s net loss by approximately $25 million ($0.10 per share, diluted) in fiscal year 2004, and to increase the Company’s net income by approximately $26 million ($0.10 per share, diluted) in fiscal year 2003.
      The American Jobs Creation Act the (“Act”) was signed into effect on October 22, 2004. The Act includes a provision which encourages companies to reinvest foreign earnings in the U.S. by temporarily making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. The Company did not recognize amounts under the repatriation provision and accordingly, there has been no effect on income tax expense (or benefit) included in these financial statements.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes differs from the amount computed by applying the U.S. statutory rate of 35% to the income (loss) before income taxes for the years ended December 27, 2003, December 25, 2004 and December 31, 2005. The principal reasons for this difference are as follows:

	Years Ended

	December 27,	December 25,	December 31,
	2003	2004	2005

	(In thousands)
Income tax expense (benefit) at U.S. statutory rate	$36,436	$(64,374)	$(14,413)
State tax	1,212	491	413
Losses not providing current tax benefit	—	63,043	12,911
Utilization of NOL carryforward	(35,370)	—	—
Foreign earnings subject to U.S. tax	1,050	1,239	2,427
Other	176	(660)	815

Total	$3,504	$(261)	$2,153

      Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 25,	December 31,
	2004	2005

Deferred tax assets:
Inventory reserves and accruals	$2,601	$3,907
Depreciation	34,795	32,134
Sales related reserves	35,970	18,467
Net operating loss carry-forwards	422,088	485,445
Tax credit carry-forwards	59,032	61,179
Capitalized research and development	22,671	13,056
Restructuring allowance	3,803	3,104
Acquisition related items	18,738	17,395
Other	27,397	31,950

Total deferred tax assets	627,095	666,637
Valuation allowance for deferred tax assets	(315,864)	(311,167)

Net deferred tax assets	$311,231	$355,470

Deferred tax liabilities:
Unremitted earnings of certain foreign entities	309,481	354,778
Unrealized gain (loss) on investments in equity securities	1,750	692

Total deferred tax liabilities	311,231	355,470

Net deferred tax liabilities	$—	$—

      The Company determines deferred taxes for each of its tax-paying jurisdictions where a history of earnings has not been established. The taxable earnings in these tax jurisdictions are also subject to volatility. Therefore, the Company believes a valuation allowance is needed to reduce the deferred tax asset to an amount that is “more likely than not” to be realized. During the years ended December 27, 2003, December 25, 2004 and December 31, 2005, the valuation allowance for deferred tax assets, decreased by

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$5.8 million, increased by $134.7 million and decreased by $4.7 million, respectively. The decrease in valuation allowance during 2005 was primarily due to net operating loss carry-forwards not estimated to have future benefits.
      As of December 31, 2005, for federal income tax purposes, the Company had net operating loss carry-forwards of $1,318 million and tax credit carry-forwards of approximately $44.0 million, which will expire beginning in fiscal years 2008 and 2006, respectively. To the extent that net operating loss carry-forwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders’ equity. However, no tax benefits were recorded to stockholders’ equity in 2005, 2004 and 2003 because their realization was not believed to be “more likely than not.” Benefits which may be recognized in the future related to stock option deductions are approximately $19.6 million. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carry-overs that can be utilized each year. The Company determined it had undergone such an ownership change during 2001. Consequently, utilization of approximately $351.2 million of net operating loss carry-forward and the deduction equivalent of approximately $17.4 million of tax credit carry-forward will be limited to approximately $16.0 million per year from a prior ownership change in 1998. Also, approximately $244.3 million of net operating loss carry-forward and the deduction equivalent of approximately $2.9 million of tax credit carry forward will be limited to approximately $42.0 million per year from the change of ownership resulting from the Quantum HDD acquisition.
      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s acquisition of Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the Company’s acquisition of Quantum HDD, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We also agreed to indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods prior to our acquisition of Quantum HDD. This indemnity was originally limited to the aggregate of $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross up payments (the “Tax Indemnity”). As of December 31, 2005, the Company had paid $8.6 million under this tax indemnity. On December 23, 2004, as a result of certain favorable developments concerning Quantum’s potential liability subject to the Tax Indemnity, the Company and Quantum amended the Tax Sharing and Indemnity Agreement, as part of a Mutual General Release and Global Settlement Agreement. Under the amended terms of the Tax Sharing and Indemnity Agreement, our remaining Tax Indemnity liability is limited to $8.8 million for all tax claims.
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

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies

Leases
      The Company leases certain of its facilities and equipment under non-cancelable operating lease arrangements. Certain leases include rental escalation clauses and renewal options. If the Company’s obligations under its long-term debt arrangements are accelerated due to an event of default, the landlords under these leases may have the right to exercise various remedies under the related leases, including assertion of claims for accelerated rents. The Company is also required to make additional payments to landlords for common costs of operating and maintaining the facilities.
      The Company subleases certain of the leased facilities to third party tenants. Future annual minimum lease payments under noncancelable operating leases and future rental income under noncancelable subleases having initial or remaining lease terms in excess of one year at December 31, 2005 were as follows (in thousands):

	Non-Cancelable	Non-Cancelable
Fiscal Year Ending	Operating Leases	Subleases	Net Payments

2006	$41,805	$(2,795)	$39,010
2007	40,504	(1,285)	39,219
2008	37,584	(1,306)	36,278
2009	37,244	(1,329)	35,915
2010	31,663	(1,352)	30,311
Thereafter	81,094	(3,958)	77,136

Total	$269,894	$(12,025)	$257,869

      Rental expense was approximately $29.1 million, $30.2 million, and $27.1 million for fiscal years 2003, 2004 and 2005, respectively. Sublease income recognized was approximately $10.2 million, $8.0 million, and $8.2 million for fiscal years 2003, 2004 and 2005, respectively.
      The future minimum annual lease payments on capital leases as of December 31, 2005 are as follows (in thousands):

December 31,
Fiscal Year Ending	2005

2006	$881
2007	6
Thereafter	8

Total minimum lease payments	$895
Imputed interest	(14)

Present value of minimum lease payments	881
Current portion	(868)

Non-current portion	$13

Investment Commitment
      The Company has agreed to invest $200.0 million over the next five years beginning 2004 to establish a manufacturing facility in Suzhou, China. As of December 31, 2005, the Company has invested $100.0 million and intends to complete the investment in the remaining three years.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, the Company cannot assure it will be able to successfully defend itself against this or any other Papst lawsuit. Because the Papst complaints assert claims to an unspecified dollar amount of damages, and because the Company was at an early stage of discovery when the litigation was stayed, the Company is unable to determine the possible loss, if any, that the Company may incur as a result of an adverse judgment or a negotiated settlement with respect to the claims against us. The Company made an estimate of the potential liability which might arise from the Papst claims against Quantum at the time of the Company’s acquisition of

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Quantum HDD business. The Company has revised this estimate as a result of a related settlement with MKE and this estimate will be further revised as additional information becomes available. A favorable outcome for Papst in these lawsuits could result in the issuance of an injunction against the Company and its products and/or the payment of monetary damages equal to a reasonable royalty. In the case of a finding of a willful infringement, the Company also could be required to pay treble damages and Papst’s attorney’s fees. The litigation could result in significant diversion of time by our technical personnel, as well as substantial expenditures for future legal fees. Accordingly, although the Company cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome favorable to Papst could have a material adverse effect on our business, financial condition and operating results. The Company believes that the lawsuit is without merit and intends to vigorously defend it.
      On February 17, 2005, the Company and the Chairman were sued in the Circuit Court of the City of St. Louis, State of Missouri by Craig A. Skinner, for himself and on behalf of a putative class of persons with similar alleged claims, for violations of Missouri’s Merchandising Practices Act and for breach of implied warranties related to alleged hard disk drive failures. The complaint requests unspecified damages, attorneys’ fees, and costs of suit. On July 1, 2005, the plaintiff voluntarily dismissed the Chairman from the action without prejudice in light of a pending motion to dismiss for lack of personal jurisdiction filed by the Chairman. The parties stipulated to a change of venue from the city to the county of St. Louis and, effective August 4, 2005, the case was transferred to the Circuit Court of St. Louis County, State of Missouri. The plaintiff filed an amended petition on November 15, 2005. The Company responded in the action on December 30, 2005 by filing a motion to dismiss the amended petition or alternatively for a more definite statement of the plaintiff’s claims. The Company believes that the lawsuit is without merit and intends to vigorously defend it.
      On January 20, 2006, Theodore F. Vahl commenced a purported shareholder class action lawsuit in the Superior Court of the State of California, County of Santa Clara, against the Company, the Company’s Chairman and Chief Executive Officer, and certain members of the Company’s Board of Directors alleging that the defendants violated their fiduciary duties in connection with the proposed merger of the Company with Seagate Technology. The complaint seeks only equitable relief. On February 14, 2006, the court heard oral arguments on the motion to dismiss and took the matter under submission. The Company believes that the lawsuit is without merit and intends to vigorously defend it.

10.	Stockholders’ Equity

Treasury Stock
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

Restricted Stock Plan
      On May 29, 1998, the Company adopted the 1998 Restricted Stock Plan, which provides for awards of shares of common stock to certain executive employees. Restricted stock awarded under this plan vests three years from the date of grant and is subject to forfeiture in the event of termination of employment with the

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company prior to vesting. Compensation cost based on fair market value of the Company’s stock at the date of grant is reported as compensation expense on a ratable basis over the vesting periods. There was no compensation expense recorded in connection with the Restricted Stock Plan for the years ended December 27, 2003, December 25, 2004, and December 31, 2005.
      The Company also grants awards of restricted stock pursuant to the Amended and Restated 1996 Stock Option Plan. See “1996 Stock Plan” below for further information.

Employee Stock Purchase Plan
      The Company adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”) and issued 3.3 million, 3.2 million and 3.8 million shares pursuant to the Purchase Plan for the years ended December 27, 2003, December 25, 2004 and December 31, 2005, respectively. The Purchase Plan permits eligible employees to purchase Maxtor’s common stock at a discount, but only through accumulated payroll deductions, during six-month offering periods. Participants purchase shares on the last day of each offering period. In general, the price at which shares are purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of a share of common stock on (a) the first day of the offering period, or (b) the purchase date. Offering periods of the Purchase Plan generally begin on February 16 and August 16 of each year. As of December 31, 2005, 24 million shares were reserved under this Purchase Plan.

1996 Stock Plan
      The Company grants options and awards of restricted stock pursuant to the Amended and Restated 1996 Stock Option Plan (the “1996 Plan”), which was approved by the Board of Directors in May 1996, and amended by Maxtor’s stockholders at the 1999 Annual Meeting of Stockholders. Options under the 1996 Plan expire ten years from the date of grant. Restricted stock vests in one or more installments over a number of years. The 1996 Plan generally provides for the grant of non-qualified stock options and incentive stock options to eligible employees, consultants, affiliates and directors, as determined by the Board of Directors, and incentive stock options to Maxtor employees at a price not less than the fair market value at the date of grant. The 1996 Plan also provides for the grant of restricted stock to eligible employees. The Board of Directors or an executive committee appointed by the Board also approves other terms such as number of shares granted and exercisability thereof. Options granted under the 1996 Plan vest over a four-year period with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter. Restricted stock grants vest in one or more installments over a period of years, and are subject to forfeiture if employment is terminated prior to the time the shares become fully vested and non-forfeitable. The Company reserved no additional shares for issuance under the 1996 Plan during 2003, 2004 and 2005. As of December 31, 2005, 39,975,685 shares were reserved under the 1996 Plan. As of May 13, 2005 no additional options or awards will be issued under the 1996 Plan. As of May 13, 2005, the 8.0 million shares available for grant, including any future forfeitures, were rolled into the 2005 Performance Incentive Plan, as described below.
      During 2003, 2004 and 2005, the Company granted zero, 29,669, and 142,000 shares of restricted common stock, respectively, under the 1996 Plan. The Company recorded compensation expense of $(0.2) million, $0.1 million, and $0.1 million in 2003, 2004, and 2005, respectively.

2005 Performance Incentive Plan
      On May 13, 2005, the Company adopted the 2005 Performance Incentive Plan (“2005 Plan”). The 2005 Plan generally provides for the grant of non-qualified stock options and incentive stock options to eligible employees, consultants, affiliates and directors, as determined by the Board of Directors or the executive committee appointed by the Board. The 2005 Plan also provides for the grant of restricted stock to eligible employees. The Board of Directors or an executive committee appointed by the Board approves terms such as number of shares granted and exercisability thereof. Options granted under the 2005 Plan vest over a four-year

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
period with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter. Restricted stock grants vest in one or more installments over a period of years, and are subject to forfeiture if employment is terminated prior to the time the shares become fully vested and non-forfeitable. The 2005 Plan also provides for the issuance of stock appreciation rights, restricted stock units, performance awards and cash-based awards and other stock-based awards. As of December 31, 2005, 22 million shares were reserved for issuance under the 2005 Plan.
      During 2005, the Company granted 210,000 shares of restricted common stock under the 2005 Plan. The Company recorded compensation expense of $0.2 million in 2005 related to this plan.

Quantum HDD Merger Plan
      On April 2, 2001, as part of the Quantum HDD acquisition, the Company assumed all vested and unvested Quantum HDD options held by employees who accepted offers of employment with Maxtor, whether or not options or restricted stock have vested. The Company also assumed all vested Quantum HDD options held by Quantum employees whose employment was terminated prior to separation. In addition, Maxtor assumed vested Quantum HDD options held by Quantum employees who continued to provide services during a transitional period. The outstanding options to purchase Quantum HDD common stock held by transferred employees and vested options to purchase Quantum HDD common stock held by former Quantum employees, consultants and transition employees were assumed by Maxtor and converted into options to purchase Maxtor common stock according to the exchange ratio of 1.52 shares of Maxtor common stock for each share of Quantum HDD common stock. In connection with the Quantum HDD acquisition, the Company established a reserve of 12,785,328 shares of common stock for the assumption of Quantum HDD options to purchase Maxtor common stock. Vested and unvested options for Quantum HDD common stock assumed in the merger represented options for 7,650,965 shares and 4,655,236 shares of Maxtor common stock, respectively. The intrinsic value of the 4,655,236 unvested options was determined to be $3.4 million, using the intrinsic value methodology in accordance with Emerging Issues Task Force No. 00-23 “Issues Related to the Accounting for Stock Based Compensation under APB Opinion No. 25” and “FIN 44.” As of December 31, 2005, 1,592,778 options were outstanding under the Quantum HDD merger plan.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes option activity through December 31, 2005:

		Options Outstanding

	Shares		Weighted Average
	Available for		Exercise Price
	Grant	Shares	per Share

Balance as of December 28, 2002	9,487,229	31,575,054	$6.35
Options granted	(7,064,793)	7,064,793	5.81
Options exercised	—	(8,430,526)	5.59
Options canceled — 1996 stock option plan	3,081,477	(3,081,477)	6.19
Options canceled — Quantum assumed options	—	(304,383)	6.85
Restricted stock canceled	20,000	—	—

Balance as of December 27, 2003	5,523,913	26,823,461	$6.46
Options granted	(4,832,200)	4,832,200	5.83
Restricted stock granted	(29,669)	—	—
Options exercised	—	(960,821)	4.57
Options canceled — 1996 stock option plan	4,342,079	(4,342,079)	6.66
Options canceled — Quantum assumed options	—	(130,107)	6.45
Restricted stock canceled	—	—	—

Balance as of December 25, 2004	5,004,123	26,222,654	$6.36
2005 Plan	22,000,000	—
Options granted	(8,725,238)	8,725,238	5.03
Restricted stock granted	(352,000)	—	—
Options exercised	—	(2,051,415)	4.46
Options canceled — 1996 stock option plan	8,095,915	(8,095,915)	7.10
Options canceled — Quantum assumed options	—	(189,001)	6.51
Restricted stock canceled	40,000	—	—

Balance as of December 31, 2005	26,062,800	24,611,561	$5.80

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information for stock options outstanding and exercisable as of December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Outstanding	Price

$1.4316 - $ 3.58	2,521,457	6.29	$3.51	2,135,811	$3.53
$3.6233 - $ 4.36	2,734,322	8.35	3.97	989,944	3.89
$ 4.38 - $ 5.33	10,278,989	8.11	4.92	3,208,782	4.83
$ 5.37 - $ 6.00	3,022,912	6.70	5.74	1,167,253	5.84
$6.0625 - $ 7.8125	3,627,727	4.62	7.35	3,426,484	7.39
$ 7.92 - $ 9.00	306,816	6.78	8.41	202,794	8.43
$ 9.18 - $ 11.00	586,155	7.05	9.92	367,926	10.00
$ 11.31 - $13.1875	1,411,566	3.45	13.00	1,337,496	13.04
$ 13.25 - $15.0625	97,617	6.22	13.91	69,417	14.02
$16.875 - $19.3113	24,000	3.09	16.90	24,000	16.90

	24,611,561	6.94	$5.80	12,929,907	$6.44

      For information on the pro forma net income (loss) for Maxtor’s stock options and employee stock purchase plan, see Note 1 of the Notes to Consolidated Financial Statements.
      The fair value of option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended

	December 27,	December 25,	December 31,
	2003	2004	2005

Risk-free interest rate	3.17%	3.28%	3.97%
Weighted average expected life	4.5 years	4.5 years	4.5 years
Volatility	73%	75%	73%
Dividend yield	—	—	—
      The fair value of employee stock purchase plan option grants has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended

	December 27,	December 25,	December 31,
	2003	2004	2005

Risk-free interest rate	1.08%	2.06%	3.50%
Weighted average expected life	0.5 years	0.5 years	0.5 years
Volatility	73%	75%	70%
Dividend yield	—	—	—
      No dividend yield is assumed as the Company has not paid dividends and has no plans to do so.
      SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options. In

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock, and changes in the subjective input assumptions can materially affect the fair value estimate of employee stock options.
      The weighted average grant-date fair values of options granted to employees during the years ended December 27, 2003, December 25, 2004, and December 31, 2005 were $3.56, $5.83 and $5.03 respectively. The weighted average grant-date fair values of restricted stock granted to employees during the years ended December 27, 2003, December 25, 2004 and December 31, 2005 were zero, $5.29 and $4.90 respectively.

11.	Discontinued Operations
      On August 15, 2002, the Company announced its decision to shut down the manufacturing and sales of its MaxAttachtm branded network attached storage products of NSG. The discontinuance of the NSG operations represents the abandonment of a component of an entity as defined in paragraph 47 of SFAS 144. The income from discontinued operations of $2.2 million for the year ended December 27, 2003 reflects the net impact of the favorable resolution of contingencies. There were no remaining assets or liabilities as of December 31, 2005.

12.	Restructuring
      In connection with the 2001 acquisition of the hard drive business of Quantum HDD, the Company recorded a $45.3 million liability for estimated facility exit costs for the closure of three Quantum HDD offices and research and development facilities located in Milpitas, California, and two Quantum HDD office facilities located in Singapore. During the three months ended September 25, 2004, in association with the Company’s restructuring activities, the Company recorded an additional $16.4 million liability due to a change in estimated lease obligations for two of the Quantum HDD acquired offices and research and development facilities located in California. This estimate was based upon the then comparable market rates for leases and anticipated dates for these properties to be subleased. The balance remaining in the facilities exit accrual is expected to be paid over several years, based on the underlying lease agreements. As of December 31, 2005, the outstanding balance related to this accrual was $37.3 million.
      During the year ended December 28, 2002, the Company recorded a restructuring charge of $9.5 million associated with closure of one of its facilities located in California. The amount comprised $8.9 million of non-cancelable lease payments, which were expected to be paid over several years based on the underlying lease agreement, and the write-off of $0.6 million in leasehold improvements. The Company increased this restructuring accrual by $3.3 million due to a change in estimated lease obligations associated with its restructuring activities in the three months ended September 25, 2004. This estimate is based upon the then comparable market rates for leases and anticipated dates for one of the properties to be subleased. As of December 31, 2005, the outstanding balance related to this accrual was $7.8 million. During the three months ended September 25, 2004, the Company also recorded a $0.6 million liability in association with the closure of one of its facilities in Colorado. As of December 31, 2005, the outstanding balance related to the closure of the Colorado facility was $0.2 million.
      In July 2004, the Company announced a reduction-in-force which affected approximately 377 employees in the United States and Singapore. During the three months ended April 2, 2005, an adjustment of $(0.3) million was made to the associated restructuring liability. As of July 2, 2005, the Company was substantially completed with this restructuring. For the years ended December 25, 2004 and December 31, 2005, the Company incurred $12.9 million and $(0.3) million, respectively, in severance expense related to this reduction in force. As of December 31, 2005, the outstanding balance related to this accrual was $47 thousand.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In March 2005, the Company initiated a planned reduction-in-force of up to 5,500 employees in its Singapore manufacturing operations and approximately 125 employees in the United States. The reduction in force was the result of the Company’s transition of manufacturing for certain products from its Singapore manufacturing operations to China and closure of one of its two Singapore plants, scheduled to be completed by the first quarter of 2006. As of October 1, 2005, the Company revised its estimates due to lower than expected attrition and longer actualized length of service. The Company had initially expected that approximately 2,500 positions will be reduced by attrition and the remainder by severance, which was changed to approximately 1,400 positions representing attrition and the remainder severance. Accordingly, the Company recorded an adjustment of $4.1 million during the quarter ended October 1, 2005 resulting from the change. During the year ended December 31, 2005, the Company incurred $16.4 million in severance-related charges in Singapore, of which $5.2 million remains outstanding at December 31, 2005. The Company expects to be substantially completed with the restructuring in Singapore by the first quarter of 2006. During the year ended December 31, 2005, the Company incurred $2.5 million in severance-related charges associated with the Company’s reduction in force in the United States, net of an adjustment of $(0.5) million recorded during the third quarter of 2005. This restructuring in the United States was completed in the fourth quarter of 2005.
      In September 2005, the Company terminated or notified for termination approximately 25 employees at its operations in Ireland as the Company consolidated its regional disk drive recovery operations for improved efficiency and customer service. The Company was substantially completed with this reduction in force in the fourth quarter of 2005. As of December 31, 2005, the Company had incurred a total of approximately $0.5 million in severance-related payments associated with this reduction in force and expects to pay approximately $0.2 million in the first quarter of 2006.
      The facilities-related restructuring accrual is included within the balance sheet captions of Accrued and other liabilities and Other liabilities. The following table summarizes the activity related to the severance and facilities-related restructuring costs as of December 31, 2005:

	Facilities-	Severance and
	Related	Benefits	Total

	(In millions)
Provision at April 1, 2001	$45.3	$—	$45.3
Amounts paid	(0.9)	—	(0.9)

Balance at December 29, 2001	44.4	—	44.4
Amounts paid	(4.5)	—	(4.5)
2002 accrual	8.9	—	8.9

Balance at December 28, 2002	48.8	—	48.8
Amounts paid	(10.0)	—	(10.0)

Balance at December 27, 2003	38.8	—	38.8
Amounts paid	(7.8)	(10.7)	(18.5)
Accruals	20.3	12.9	33.2

Balance at December 25, 2004	51.3	2.2	53.5
Amounts paid	(6.0)	(15.6)	(21.6)
Adjustments	—	3.3	3.3
Accruals	—	15.3	15.3

Balance at December 31, 2005	$45.3	$5.2	$50.5

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Long-Lived Assets Held for Sale
      During the year ended December 25, 2004, the Company classified a building in Louisville, Colorado as held for sale in accordance with the requirements of SFAS 144, resulting in an impairment charge of $7.8 million. The Company’s asset held for sale amounted to $8.2 million representing the estimated realizable value of the building and is included within the balance sheet caption of “Prepaid expenses and other.” Prior to classification, the Company suspended depreciation of this building which was $0.4 million annually. In the third quarter of 2005, this balance increased to $8.8 million, reflecting an accrual of $0.5 million for leasehold improvement commitments to tenants of this property. In October 2005, the Company sold the property for net proceeds of approximately $14 million. A net gain of $5.8 million was recognized for this sale, and was included in income statement caption of “Other Gain (Loss).”
      In December 2005, the Company classified a building in Singapore as held for sale in accordance with the requirements of SFAS 144. The property was recorded at its net book value of $8.0 million, which represents the lower of the net book value and its estimated realizable value, and was included within the balance sheet caption of “Prepaid expenses and other.” Since such classification at December 31, 2005, the Company has suspended depreciation of this building which was $1.3 million annually. The property was subsequently sold in February 2006.

14.	Other Gain (Loss)
      Other gain (loss) for the three years ended December 27, 2003, December 25, 2004 and December 31, 2005 was as follows:

	December 27,	December 25,	December 31,
	2003	2004	2005

	(In thousands)
Sale of long-lived asset held for sale	$—	$—	$5,848
Sale of equity securities	—	—	2,180
Redemption of the pro rata portion of Quantum Corporation’s bonds	(958)	—	—
Other	345	81	(130)

Total	$(613)	$81	$7,898

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Earnings Per Share
      In accordance with SFAS 128, “Earnings per Share,” the following sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Years Ended

	December 27,	December 25,	December 31,
	2003	2004	2005

Numerator — Basic and Diluted
Income (loss) from continuing operations	$98,901	$(183,439)	$(43,332)
Income from discontinued operations	$2,211	$—	$—

Net income (loss)	$101,112	$(183,439)	$(43,332)

Net income (loss) available to common stockholders	$101,112	$(183,439)	$(43,332)

Denominator
Basic weighted average common shares outstanding	243,022,694	247,671,870	253,177,580
Effect of dilutive securities:
Common stock options	8,044,949	—	—
Restricted shares subject to repurchase	68,040	—	—

Diluted weighted average common shares	251,135,683	247,671,870	253,177,580

Net income (loss) per share — basic
Continuing operations	$0.41	$(0.74)	$(0.17)
Discontinued operations	$0.01	$—	$—

Total	$0.42	$(0.74)	$(0.17)

Net income (loss) per share — diluted
Continuing operations	$0.39	$(0.74)	$(0.17)
Discontinued operations	$0.01	$—	$—

Total	$0.40	$(0.74)	$(0.17)

      The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	Years Ended

	December 27,	December 25,	December 31,
	2003	2004	2005

Stock options outstanding:
In-the-money options	—	4,340	1,571
Out-of-the-money options	3,111	12,032	13,266
Unvested common shares subject to repurchase	—	11	163
6.8% Convertible Senior Notes due 2010	11,723	18,756	15,873
2.375% Convertible Senior Notes due 2012	—	—	1,102

Total potential shares of common stock excluded from the computation of earnings per share	14,834	35,139	31,975

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The computation of diluted earnings (loss) per share excludes the impact of the conversion of the 6.8% convertible senior notes, as the impact of adding back to income the after tax interest expense associated with the convertible senior notes, and including the impact of the common shares to be issued, would be anti-dilutive in the periods presented. For the year ended December 31, 2005, no common shares issuable under the terms of the 2.375% convertible senior notes that the Company issued in August 2005 have been included in potential common shares as the conversion of the notes is subject to certain contingencies that were not met as of December 31, 2005.
      For the years ended December 27, 2004 and December 31, 2005, stock options outstanding with an exercise price lower than the Company’s average stock price for the periods presented (“In-the-money options”) are excluded from the calculation of diluted net loss per share since the effect would have been anti-dilutive due to the net loss. Stock options outstanding with an exercise price higher than the Company’s average stock price for the periods presented (“Out-of-the-money options”) are excluded from the calculation of diluted net income (loss) per share since the effect would have been anti-dilutive under the treasury stock method.

16.	Segment and Major Customers Information
      In evaluating its segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company gave consideration to the Chief Executive Officer’s review of financial information and the organizational structure of the Company’s management. Based on this review, the Company concluded that, at the present time, resources are allocated and other financial decisions are made based, primarily, on consolidated financial information. Accordingly, the Company has determined that it operates in one segment, which is the manufacture and distribution of hard disk drives for desktop, enterprise and consumer electronics applications.
      The Company conducts its business globally and is managed geographically. Revenue is attributable to the geographical area based on the location of the customers. Revenue by destination and long-lived asset information by geographic area for each of the three years is presented in the following table:

	Year Ended		Year Ended		Year Ended
	December 27, 2003		December 25, 2004		December 31, 2005

		Long-Lived		Long-Lived		Long-Lived
	Revenue	Assets	Revenue	Assets	Revenue	Assets

	(In thousands)
United States	$1,375,663	$916,401	$1,205,724	$696,317	$1,200,339	$680,833
Asia Pacific and Japan	1,259,801	129,380	1,136,769	172,002	1,178,055	166,769
Europe, Middle East and Africa	1,354,421	731	1,373,806	444	1,388,017	628
Latin America and other	96,558	157	80,029	271	123,826	—

Total	$4,086,443	$1,046,669	$3,796,328	$869,034	$3,890,237	$848,230

      Long-lived assets located within the United States consist primarily of goodwill and other intangible assets. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore and China.
      Sales to computer equipment manufacturers represented 50.5%, 52.0% and 51.4% of total revenue for the fiscal years 2003, 2004 and 2005, respectively. Sales to distribution channel and retail customers represented 49.5%, 48.0% and 48.6% in fiscal years 2003, 2004 and 2005, respectively. Sales to each of two customers were over 10% of revenue in fiscal year 2005. No customers represented over 10% of revenue in fiscal year 2004. Sales to one customer were 11.0% of revenue in fiscal year 2003.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Employee Benefit Plans

401(k) Plan
      The Company maintains a retirement and deferred savings plan for its employees (the “401(k) Plan”) which is intended to qualify as a tax-qualified plan under the Code. The 401(k) Plan is a profit sharing plan which is intended to qualify under section 401(a) of the Internal Revenue Code of 1986, as amended, which includes a cash or deferred arrangement intended to satisfy the requirements of Code section 401(k). The 401(k) Plan has been amended from time to time to comply with applicable laws and regulations. Under the 401(k) Plan, in addition to the Company match, the Company may make discretionary contributions. The Company’s contributions to the 401(k) Plan, for the years ended December 27, 2003, December 25, 2004 and December 31, 2005, were $5.7 million, $6.2 million and $4.0 million, respectively. All amounts contributed by participants and the Company, along with earnings on such contributions are fully vested at all times.

Deferred Compensation Plan
      The Company has a deferred compensation plan for the benefit of eligible employees which is designed to permit certain discretionary employer contributions, in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. Company assets earmarked to pay benefits under the plan are held by a rabbi trust. The Company has adopted the provisions of EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested” (“EITF 97-14”). Under EITF 97-14, the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. At December 25, 2004 and December 31, 2005, the deferred compensation amounts related to the rabbi trust were zero and approximately $5.1 million, respectively, and are included in Other assets and Other liabilities on the consolidated balance sheets.

18.	Litigation Settlement
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

19.	Rescission Offer
      On October 31, 2005, the Company commenced a registered rescission offer to repurchase up to 4,275,668 shares of its common stock from persons who purchased those shares from the Company’s 1998 Employee Stock Purchase Plan (“ESPP”) that may not have been exempt from registration or qualification under the Securities Act of 1933, as amended (the “Securities Act”). The registered rescission offer was made to persons that purchased common stock from the Company’s ESPP on August 16, 2004 and February 15, 2005. The rescission offer was intended to address federal securities law compliance issues by allowing holders of shares covered by the rescission offer to sell those securities back to the Company at the original purchase price, plus eight percent interest. A total of eight holders accepted the rescission offer for an aggregate of 2,800 shares of the Company’s common stock with an approximate value of $10,000 prior to the expiration of the rescission offer on November 30, 2005. Generally, the federal statute of limitation for non-compliance with the requirement to register securities under the Securities Act is one year, which for purposes of the Company’s failure to register securities offered or sold by its ESPP in fiscal years 2004 and 2005, expired on February 15, 2006.

MAXTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Merger with Seagate Technology
      On December 20, 2005, the Company entered a definitive agreement with Seagate Technology (“Seagate”), whereby Seagate will acquire Maxtor in a stock for stock merger transaction. Under the terms of the merger agreement, which was unanimously approved by the boards of directors of both companies, Maxtor stockholders will receive 0.37 shares of Seagate common stock for each Maxtor share they own. When the transaction is completed, Maxtor stockholders will own approximately 16% of the combined company. The transaction was valued at approximately $1.9 billion at the time of its announcement on December 21, 2005. Maxtor’s existing convertible debt will be assumed by Seagate with the conversion price adjusted for the 0.37 exchange ratio. Giving effect to the pending merger transaction, each of Maxtor’s 6.8% Convertible Senior Notes will be adjusted to have the right to convert into 30.17 Seagate shares at a conversion price of $33.14; each of Maxtor’s 2.375% Convertible Senior Notes will be adjusted to have the right to convert into 56.65 Seagate shares at a conversion price of $17.65. As part of the Company’s retention bonus program to retain its employees affected by the merger transaction, as provided in the merger agreement, the retention bonus program includes inter alia, a bonus program that provides for an aggregate of up to $100 million bonus payments to approximately 75% of the Company exempt worldwide workforce. Subject to continued employment through the applicable payment dates, 20% of each participant’s bonus would be payable upon the earlier of July 1, 2006 or the consummation of change in control. The remaining 80% of the bonus would be payable on the date six months after consummation of a change in control. The retention bonus plan was amended effective February 16, 2006, to provide that participants will be entitled to the payments upon involuntary termination of employment without cause prior to the payment dates. The Company expects the transaction will be completed in the second half of 2006, subject to stockholder approval and regulatory approvals. There is a termination fee of $300 million payable to Maxtor under certain conditions.
      The foregoing description of the merger transaction is qualified in its entirety by reference to the full text of the merger agreement that has been filed with the Securities and Exchange Commission.

21.	Subsequent Event
      In January 2006, the Company entered into an agreement to sublease certain buildings at the Company’s corporate main campus in Milpitas, California to a subtenant. The future minimum annual lease payments for these buildings were related to the facilities in restructuring, assumed as part of Quantum’s acquisition in 2001, and recorded in the restructuring accrual on the Company’s consolidated balance sheets. See Note 12 to the Consolidated Financial Statements. The effect of the sublease arrangement will be approximately an $11 million credit to the Company’s restructuring expense on the consolidated income statements in first quarter of fiscal 2006 in accordance with provisions of EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Maxtor Corporation:
      We have completed integrated audits of Maxtor Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Maxtor Corporation and its subsidiaries at December 31, 2005 and December 25, 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statement. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Assessment of Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
San Jose, California
February 21, 2006

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Management’s Report on Assessment of Internal Control Over Financial Reporting
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance about the reliability of the Company’s financial reporting and its process for preparing financial statements in accordance with generally accepted accounting principles (“GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment, management (including our chief executive officer and our chief financial officer) has concluded that, as of December 31, 2005, our internal control over financial reporting was effective.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Remediation of Material Weakness
      As of December 25, 2004, we identified a material weakness in internal control over financial reporting related to the application of GAAP to the accounting for complex, non-routine transactions (purchase accounting entries relating to deferred taxes, goodwill and leases, and severance and facility accruals in connection with the establishment of restructuring reserves):

•	Lack of accounting personnel with sufficient skills and experience to ensure the accounting for complex, non-routine transactions is in compliance with GAAP; and

•	Insufficient formalized procedures to assure that complex, non-routine transactions are reviewed by management or accounting personnel with technical accounting expertise
      For additional information relating to the control deficiencies that resulted in the material weakness described above, please see the discussion under “Item 9A. Controls and Procedures — Management Report on Internal Control Over Financial Reporting” and “Item 4. Controls and Procedures” contained in our reports on Form 10-K/A for the fiscal year ended December 25, 2004 and Form 10-Q for the period ended October 1, 2005, respectively.
      During 2005, we implemented a number of remediation measures to address the material weakness described above. As described in our Form 10-K/A for fiscal year 2004, the Company’s remediation plans included:

•	Supplementing the Company’s staff with additional accounting personnel and outside contractors with the technical accounting expertise necessary to evaluate and document complex, non-routine transactions,

•	Reorganizing the accounting and finance department, and

•	Revising processes and procedures to assure the review by senior management of the accounting and related documentation for complex, non-routine transactions (purchase accounting entries relating to deferred taxes, goodwill and leases, and severance and facility accruals in connection with the establishment of restructuring reserves).
      The Company completed its remediation plans as described below:

•	During the quarter ended December 25, 2004, the Company filled the then vacant position of Chief Financial Officer and appointed an Operations Controller to provide leadership and review in the accounting function. The Company also established the previously outsourced internal audit function in-house, led by a senior executive.

•	During the first quarter of 2005, the Company appointed a Corporate Controller and Principal Accounting Officer to replace the former Corporate Controller who resigned. The Company also effected a reorganization of its accounting and finance department and implemented revised policies and procedures to ensure early involvement and adequate evaluation of complex, non-routine transactions (any purchase accounting entries relating to deferred taxes, goodwill and leases, and severance and facility accruals in connection with the establishment of restructuring reserves) by accounting personnel with technical expertise and review by senior management of the results of the accounting evaluation and documentation.

•	In the second quarter of 2005, the Company continued to enhance its accounting staffing, including the hiring of key accounting personnel with requisite technical accounting expertise. The addition of the accounting staff in the second quarter of 2005 completed the planned remediation steps.

•	In the third and fourth quarters of 2005, the Company continued to monitor the effectiveness of these remediation measures.
Changes in Internal Control Over Financial Reporting
      While the planned remediation steps were designed and in place by the end of the second quarter of 2005, management continued to evaluate the operating effectiveness through the end of fiscal year 2005 when it was concluded that the Company’s internal control over financial reporting was sufficiently mature to support an assessment that the controls were effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Item 9B.	Other Information
      On February 10, 2006, Maxtor Corporation’s Compensation Committee approved the 2006 Annual Incentive Plan (the “2006 AIP”), consistent with the Committee’s past practices, and conditioned on and subject to the consent of Seagate Technology (“Seagate”), as required under the Agreement and Plan of Merger by and among Seagate, MD Merger Corporation and Maxtor dated as of December 20, 2006 (the “Merger Agreement”). Seagate consented to the adoption of the 2006 AIP as of February 16, 2006 and the 2006 AIP took effect as of that date.

      The 2006 AIP applies to all Maxtor employees world-wide. The objectives of the 2006 AIP established by the Compensation Committee are to drive Maxtor’s profitability, set direction in the event the Seagate merger is terminated, align individual performance objectives with successful achievement of Maxtor financial goals and initiatives and provide reward opportunities consistent and competitive with the data storage/computer peripheral industry. Payout is conditioned on the Merger Agreement being terminated, and Maxtor achieving a minimum amount of pre-tax net income for fiscal year 2006. Employees must remain employed through the payout date.
      A participant in the 2006 AIP will be eligible for a payment if the Company achieves the performance goals established by the Compensation Committee for fiscal 2006 based on pre-tax net income. A range of bonuses may be paid based on achievement of a range of pre-tax net income, with the total bonus opportunity tied to the amount of pre-tax net income achieved. The total bonus pool is based on a percentage of total pretax net income achieved, and each participant’s bonus opportunity is prorated based on the Company’s achievement of pre-tax income between the minimum and maximum pre-tax net income targets, with the participant’s individual bonus opportunity as an established percentage of base salary, and also subject to the participant’s performance rating. Pre-tax net income achieved beyond the 100% target will result in bonuses beyond the 100% payout up to a maximum stretch target. The Committee must determine the level of performance target met and authorize payout. There will be no payout under the 2006 AIP if the merger with Seagate is consummated.
      Participants in the Company’s 2006 AIP includes the following executive officers at the indicated target bonus levels, if the 100% target payout is achieved: C.S. Park ($700,000), Michael J. Wingert ($600,000); Duston M. Williams ($270,000); Kurt Richarz ($162,500); and Fariba Danesh ($240,000).
      Also on February 10, 2006, Maxtor’s Compensation Committee approved an amendment to the Retention Bonus Program (the “Retention Bonus Program”) to provide that in the event of a participant’s involuntary termination other than for cause by Maxtor prior to the merger, such participant shall be entitled to receive any payments otherwise payable to such participant under the Retention Bonus Program as if such participant had continued employment in good standing with Maxtor through the applicable payment date, subject to and consistent with the other terms of the Retention Bonus Program. Seagate consented to this amendment of the Retention Bonus Program on February 16, 2006.
      Copies of the 2006 AIP and the Retention Bonus Program, as amended through the date hereof, are included as Exhibits 10.62 and 10.59, respectively.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item with respect to identification of directors is incorporated by reference to the information contained in the section captioned “Election of Directors” in the Proxy Statement. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report. Information with respect to Items 405 and 406 of Regulation S-K is incorporated by reference to the information contained in the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. Two, Election of Directions — Corporate Governance and Board Committees” in the Proxy Statement.

Item 11.	Executive Compensation
      The information required by this Item is incorporated herein by reference to the information contained in the section captioned “Executive Compensation and Other Matters” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by this Item is incorporated herein by reference to the information contained in the section captioned “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated herein by reference to the information contained in the section captioned “Executive Compensation and Other Matters” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services
      The information required by this Item is incorporated herein by reference to the information contained in the section captioned “Ratification of Engagement of Independent Registered Public Accounting Firm” in the Proxy Statement.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) The following documents are filed as part of this report:

(1)-(2) Financial Statements and Financial Statement Schedules — See Index to Consolidated Financial Statements under Item 8 on page 59 of this report.

(3) Exhibits. See Index to Exhibits on pages 108 to 112 hereof.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 21st day of February, 2006.

MAXTOR CORPORATION (Registrant)

By:	/s/ C.S. PARK

Dr. C.S. Park
Chairman and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C.S. Park Dr. C.S. Park	Chairman and Chief Executive Officer (Principal Executive Officer)	February 21, 2006

/s/ Duston M. Williams Duston M. Williams	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2006

/s/ Kimberly Alexy Kimberly Alexy	Director	February 21, 2006

/s/ Richard E. Allen Richard E. Allen	Director	February 21, 2006

/s/ Charles M. Boesenberg Charles M. Boesenberg	Director	February 21, 2006

/s/ Michael R. Cannon Michael R. Cannon	Director	February 21, 2006

/s/ Charles F. Christ Charles F. Christ	Director	February 21, 2006

/s/ Charles Hill Charles Hill	Director	February 21, 2006

/s/ Gregory E. Myers Gregory E. Myers	Director	February 21, 2006

/s/ Nancy Bush Nancy Bush	Vice President, Corporate Controller (Principal Accounting Officer)	February 21, 2006

MAXTOR CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions Charged		Balance at
	Beginning	to Cost and		End of
Fiscal Year Ended	of Period	Expenses	Deductions(1)(2)	Period

	(In thousands)
2005
Allowance for doubtful accounts	$8,228	$4,520	$(213)	$12,961
Revenue reserves	$85,315	$351,400	$348,240	$88,475
Valuation allowance for deferred tax assets	$315,864	$(4,697)	$—	$311,167
2004
Allowance for doubtful accounts	$11,220	$(433)	$2,559	$8,228
Revenue reserves	$82,809	$398,486	$395,980	$85,315
Valuation allowance for deferred tax assets	$181,177	$134,687	$—	$315,864
2003
Allowance for doubtful accounts	$18,320	$(2,000)	$5,100	$11,220
Revenue reserves	$82,878	$525,329	$525,398	$82,809
Valuation allowance for deferred tax assets	$186,980	$(5,803)	$—	$181,177

(1)	Deductions for allowance for doubtful accounts represent recoveries of previously reserved balances and write-offs of fully reserved balances for which collection efforts have been exhausted.

(2)	Deductions for revenue reserves represent actual returns and allowances.

INDEX TO EXHIBITS

Exhibit
Number		Description

2	.1(29)	Agreement and Plan of Merger, dated as of December 20, 2005, by and among Seagate, MD Merger Corporation and Maxtor Corporation.

3	.1(5)	Restated Certificate of Incorporation of Registrant.

3.2		Amended and Restated Bylaws of Registrant, dated February 18, 2005.

4	.1(11)	Indenture between Registrant and U.S. Bank National Association, dated as of May 7, 2003.

4	.2(11)	Resale Registration Rights Agreement between Registrant, Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of May 7, 2003.

4	.3(28)	Indenture between Maxtor Corporation and U.S. Bank National Association, dated August 15, 2005.

4	.4(28)	Registration Rights Agreement among Maxtor Corporation, Citigroup Global Markets Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Goldman Sachs and Co., dated August 15, 2005.

10	.1(1)	Form of Indemnification Agreement between Registrant and Registrant’s directors and officers.**

10	.2(1)	Indenture dated as of March 1, 1987 between Registrant and Security Pacific National Bank, as Trustee.

10	.3(1)	Land Lease between Housing Development Board and Maxtor Singapore Limited dated as of March 8, 1991.

10	.4(2)	1998 Restricted Stock Plan.**

10	.5(2)	Form of Restricted Stock Grant Agreement.**

10	.6(3)	Lease Agreement for Premises Located at 2452 Clover Basin Drive, Longmont, Colorado, between Registrant, as Tenant, and Pratt Land Limited Liability Company, as Landlord, dated October 28, 1999.

10	.7(4)	Form of Tax Opinion Insurance Policy.

10	.8(6)	Separation and Redemption Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.

10	.9(6)	Tax Sharing and Indemnity Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.

10	.10(6)	Intellectual Property Agreement dated as of April 2, 2001 by and between Quantum Corporation and Insula Corporation.

10	.11(6)	Indemnification Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.

10	.12(6)	Real Estate Matters Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.

10	.13(6)	General Assignment and Assumption Agreement dated as of April 2, 2001 among Quantum Corporation, Insula Corporation and Registrant.

10	.14(7)	Form of Tax Opinion Insurance Policy Rider.

10	.15(8)	Lease Amendment and Novation Agreement made as of August 31, 2001, by and between FortuneFirst, LLC, Hynix Semiconductor America Inc., and MMC Technology, Inc.

10	.16(9)	Maxtor Corporation Amended and Restated 1996 Stock Option Plan.**

10	.17(9)	Standard Volume Purchase Agreement between Registrant, Agere Systems, Inc., and Agere Systems Singapore Pte. Ltd., effective as of January 1, 2002.*

10	.18(10)	Master Financing Agreement between Maxtor Technology (Suzhou) Co., Ltd., Bank of China Suzhou Branch and Bank of China Suzhou Industrial Park Sub-branch, dated as of April 15, 2003.

10	.19(10)	Contract for Transfer of the Right to the Use of Land in Respect to 222,700.82 Square meters of Land Located at Su Hong Dong Road, Suzhou Industrial Park between China-Singapore Suzhou Industrial Park Development Co., and Maxtor Technology (Suzhou Co., Ltd., dated as of February 12, 2003.

Exhibit
Number		Description

10	.20(12)	Letter of Guarantee from Oversea-Chinese Banking Corporation Limited to Maxtor Peripherals (S) Pte Ltd, dated July 29, 2003.

10	.21(12)	Form of Amendment of Restricted Stock Unit Award Agreement between Registrant and David L. Beaver (50,000 Restricted Stock Units) dated as of September 2, 2003.**

10	.22(12)	Loan Agreement between Maxtor Peripherals (S) Pte Ltd and the Singapore Economic Development Board, dated September 3, 2003.

10	.23(14)	Supplementary Agreement on Amendment of Foreign Exchange Loan Contract between Maxtor Technology (Suzhou) Co., Ltd. and Bank of China SIP Sub-branch, dated March 24, 2004.

10	.24(15)	U.S. $100,000,000 Receivables Loan and Security Agreement dated as of June 24, 2004 among Maxtor Receivables LLC, Maxtor Corporation, Merrill Lynch Commercial Finance Corp. and U.S. Bank National Association.

10	.25(15)	Purchase and Contribution Agreement dated as of June 24, 2004 between Maxtor Corporation and Maxtor Receivables LLC.

10	.26(24)	First Amendment Agreement to the Receivables Loan and Security Agreement dated December 22, 2004 among Maxtor Receivables LLC, Maxtor Corporation, Merrill Lynch Commercial Finance Corp. and U.S. Bank National Association.

10	.27(24)	Second Amendment Agreement to the Receivables Loan and Security Agreement dated March 4, 2005 among Maxtor Receivables LLC, Maxtor Corporation, Merrill Lynch Commercial Finance Corp. and U.S. Bank National Association.

10	.28(15)	Amendment No. 1 to Maxtor Standard Volume Purchase Agreement dated as of July 1, 2004 between Maxtor Corporation and Agere Systems Inc.*

10	.29(15)	Agreement dated as of July 19, 2004 between Maxtor Corporation and Mr. Phillip C. Duncan.**

10	.30(15)	Employment Offer Letter dated as of July 19, 2004 from Maxtor Corporation to Mr. John Viera.**

10	.31(16)	Employment Offer Letter dated as of August 23, 2004 from Maxtor Corporation to Mr. Michael A. Bless.**

10	.32(17)	Employment Offer Letter dated as of September 30, 2004 from Maxtor Corporation to Ms. Fariba Danesh.**

10	.33(18)	Foreign Exchange Loan Agreement No. YZDZ (2003) NO. 197 between Maxtor Technology (Suzhou) Co., Ltd. and Bank of China Suzhou Industrial Park Sub-branch, dated October 10, 2003.

10	.34(18)	Letter of Guarantee by Maxtor International S.à r.l. to and for the benefit of Bank of China Suzhou Branch regarding Foreign Exchange Loan Agreement No. YZDZ (2003) NO. 197 made as of August 16, 2004.

10	.35(18)	Foreign Exchange Loan Agreement No. YZDZ (2004) NO. 089 between Maxtor Technology (Suzhou) Co., Ltd. and Bank of China Suzhou Industrial Park Sub-branch, dated August 16, 2004.

10	.36(18)	Letter of Guarantee by Maxtor International S.à r.l. to and for the benefit of Bank of China Suzhou Branch regarding Foreign Exchange Loan Agreement No. YZDZ (2004) NO. 089 made as of August 16, 2004.

10	.37(19)	Employment Offer Letter dated as of November 12, 2004 from Maxtor Corporation to Dr. C.S. Park.**

10	.38(20)	Employment Offer Letter dated as of November 17, 2004 from Maxtor Corporation to Mr. Michael J. Wingert.**

10	.39(21)	Employment Offer Letter dated as of December 3, 2004 from Maxtor Corporation to Mr. Duston M. Williams.**

10	.40(22)	Amendment to the Employment Offer Letter dated as of February 7, 2004 from Maxtor Corporation to Dr. C.S. Park.**

10	.41(23)	Amendment to the Employment Offer Letter dated as of February 7, 2004 from Maxtor Corporation to Mr. Michael J. Wingert.**

Exhibit
Number		Description

10	.42(23)	Employment Offer Letter dated as of February 18, 2005 from Maxtor Corporation to Mr. Kurt Richarz.**

10	.43(24)	Mutual General Release and Global Settlement Agreement between Registrants and Quantum Corporation dated as of December 23, 2004.

10	.44(24)	Forbearance Agreement by and among Maxtor Receivables LLC, Maxtor Corporation and Merrill Lynch Commercial Finance Corporation, dated as of February 11, 2005.

10	.45(25)	Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2005.**

10	.46(25)	Executive Retention and Severance Plan adopted October 30, 2003, amended and restated effective March 7, 2005, including forms of: (i) Agreement to Participate, (ii) General Release of Claims, and (iii) Restrictive Covenants Agreement.**

10	.47(25)	Forms of Agreement to Participate in the Maxtor Corporation Executive Retention and Severance Plan, effective March 14, 2005, by: (i) Dr. C. S. Park; (ii) Michael J. Wingert; (iii) Duston M. Williams; (iv) Fariba Danesh; (v) David Beaver; and (vi) Kurt Richarz.**

10	.48(25)	Restricted Stock Unit Plan, as amended and restated through March 7, 2005, including forms of:(i) Standard Form of Award Agreement and (ii) Designation of Beneficiary.**

10	.49(25)	Forms of Restated Restricted Stock Unit Award Agreement, effective March 14, 2005, by: (i) Dr. C. S. Park; (ii) Michael J. Wingert; (iii) Duston M. Williams; (iv) Fariba Danesh; (v) David Beaver; and (vi) Kurt Richarz.**

10	.50(25)	Form of Nonstatutory Stock Option Agreement under the Maxtor Corporation Amended and Restated 1996 Stock Option Plan.**

10	.51(12)	Form of Restricted Stock Unit Award Agreement between Registrant and Fariba Danesh (45,000 Restricted Stock Units), dated as of September 30, 2004.**

10	.52(13)	Form of Executive Retention and Severance Participation Agreement between Registrant and Fariba Danesh, dated as of September 30, 2004.**

10	.53(1)	Form of Indemnification Agreement between Registrant and Fariba Danesh, dated as of September 30, 2004.

10	.54(26)	1998 Employee Stock Purchase Plan, as amended by the Board of Directors through March 7, 2005**

10	.55(27)	2005 Performance Incentive Plan effective May 13, 2005, including forms of: (i) Restricted Stock Agreement for Section 16 Insiders; (ii) Restricted Stock Agreement for Non-Section 16 Insiders; (iii) Restricted Stock Units Agreement for Non-US Participants; (iv) Restricted Stock Units Agreement for US Participants; (v) Restricted Stock Units Agreement for Section 16 Insiders; (vi) Stock Option Agreement; (vii) Stock Option Agreement for Non-US Participants; (viii) Notice of Grant of Stock Option for Non-US Participants; (ix) Notice of Grant of Stock Option; (x) Notice of Grant of Restricted Stock; (xi) Notice of Grant of Restricted Stock Units for Non-US Participants; and (xii) Notice of Grant of Restricted Stock Units.**

10	.56(27)	Supply Agreement dated October 6, 2003 between Maxtor Corporation and Komag, Inc. as amended by Addendum to Business Agreement dated July 8, 2005.*

10	.57(28)	US $300,000,000 Purchase Agreement between Maxtor Corporation and Citigroup Global Markets Inc. as Representative of the several Initial Purchasers dated as of August 9, 2005, as amended by Amendment to Purchase Agreement dated as of August 26, 2005.

10	.58(29)	Form of Voting Agreement, dated December 20, 2005, by and among Maxtor Corporation and the persons listed on Schedule I thereto.

10.59		Retention Bonus Program, as amended.**

10.60		Executive Incentive Program in which the following executive officers at the indicated maximum target bonus levels may participate: Michael J. Wingert ($300,000); Duston M. Williams ($250,000); Kurt Richarz ($250,000); and Fariba Danesh ($250,000).**

Exhibit
Number	Description

10.61	Lease Agreements made between Quantum Corporation, John Arrillaga, Trustee, or his Successor Trustee, UTA dated July 7, 1977 and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated July 7, 1997 for the following properties located in Milpitas, California: (i) Building 1, located at the corner of Bellew Drive and Magnolia Drive, made October 31, 1989, as amended, (ii) Building 2, located at the corner of Bellew Drive and McCarthy Boulevard made October 31, 1989, as amended, (iii) Building 3, located at 900 Sumac Drive, made April 10, 1992, as amended, (iv) Building 4, located at 1000 Sumac Drive, made September 17, 1990, as amended, (v) Building 5, located at 100 Sumac Drive, made March 23, 1994, as amended and (vi) Building 6, located at Sumac Drive, made April 16, 1997, as amended.

10.62	2006 Annual Incentive Plan, in which the following executive officers at the indicated target bonus levels, if the 100% target payout is achieved, may participate: C.S. Park ($700,000); Michael J. Wingert ($600,000); Duston M. Williams ($270,000); Kurt Richarz ($162,500); and Fariba Danesh ($240,000).**

12.1	Statement regarding Computation of Ratios.

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit (or portions thereof) has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

**	Management contract, or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibits to registration statement on Form S-1, SEC file No. 333-56099, filed on June 5, 1998.

(2)	Incorporated by reference to exhibits to registration statement on Form S-1/ A, SEC file No. 333-56099, filed on June 29, 1998.

(3)	Incorporated by reference to exhibits of Form 10-K filed March 29, 2000.

(4)	Incorporated by reference to exhibits of registration statement on Form S-4/ A filed January 23, 2001.

(5)	Incorporated by reference to Exhibit A of Exhibit 3.1 of Form 8-K filed April 17, 2001.

(6)	Incorporated by reference to exhibits of Form 8-K filed April 17, 2001.

(7)	Incorporated by reference to exhibits to registration statement on Form S-3, File No. 333-61770, filed May 29, 2001.

(8)	Incorporated by reference to exhibits of Form 10-Q filed November 13, 2001.

(9)	Incorporated by reference to exhibits of Form 10-K filed March 28, 2003.

(10)	Incorporated by reference to exhibits of Form 10-Q filed May 13, 2003.

(11)	Incorporated by reference to exhibits of Form 10-Q filed August 12, 2003.

(12)	Incorporated by reference to exhibits of Form 10-Q filed November 12, 2003.

(13)	Incorporated by reference to exhibits of Form 10-K filed March 11, 2004.

(14)	Incorporated by reference to exhibits of Form 10-Q filed May 5, 2004.

(15)	Incorporated by reference to exhibits of Form 10-Q filed August 2, 2004.

(16)	Incorporated by reference to exhibits of Form 8-K filed August 24, 2004.

(17)	Incorporated by reference to exhibits of Form 8-K filed October 4, 2004.

(18)	Incorporated by reference to exhibits of Form 10-Q filed November 4, 2004.

(19)	Incorporated by reference to exhibits of Form 8-K filed November 18, 2004.

(20)	Incorporated by reference to exhibits of Form 8-K filed November 23, 2004.

(21)	Incorporated by reference to exhibits of Form 8-K filed December 9, 2004.

(22)	Incorporated by reference to exhibits of Form 8-K filed February 11, 2005.

(23)	Incorporated by reference to exhibits of Form 8-K filed February 25, 2005.

(24)	Incorporated by reference to exhibits of Form 10-K filed March 10, 2005.

(25)	Incorporated by reference to exhibits of Form 10-Q filed May 13, 2005.

(26)	Incorporated by reference to exhibit of Form 8-K filed May 19, 2005.

(27)	Incorporated by reference to exhibits of Form 10-Q filed August 4, 2005.

(28)	Incorporated by reference to exhibits of Form 10-Q filed November 4, 2005.

(29)	Incorporated by reference to exhibits of Form 8-K filed December 22, 2005.