Form 10-Q
period 2006-04-01
MAXTOR CORP
filed 2006-04-28
CIK 711039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended April 1, 2006

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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      As of April 24, 2006, 260,685,126 shares of the registrant’s Common Stock, $.01 par value, were issued and outstanding.

MAXTOR CORPORATION
FORM 10-Q
April 1, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
MAXTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1,	December 31,
	2006	2005

	(Unaudited)
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$451,350	$497,509
Marketable securities	42,809	67,722
Restricted cash	16,261	16,055
Accounts receivable, net of allowance of doubtful accounts of $11,595 at April 1, 2006 and $12,961 at December 31, 2005	329,211	396,077
Other receivables	20,216	21,904
Inventories	279,547	240,462
Prepaid expenses and other	25,280	89,813

Total current assets	1,164,674	1,329,542
Property, plant and equipment, net	347,563	335,336
Goodwill	489,482	489,482
Other intangible assets, net	363	580
Other assets	66,474	22,832

Total assets	$2,068,556	$2,177,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, including current portion of long-term debt	$331,648	$5,868
Accounts payable	660,782	677,288
Accrued and other liabilities	308,716	300,758

Total current liabilities	1,301,146	983,914
Long-term debt, net of current portion	245,739	575,773
Other liabilities	51,889	65,113

Total liabilities	1,598,774	1,624,800
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 95,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 525,000,000 shares authorized; 273,487,823 shares issued and 260,239,205 shares outstanding at April 1, 2006 and 269,542,593 shares issued and 256,293,975 shares outstanding at December 31, 2005	2,735	2,695
Additional paid-in capital	2,472,691	2,451,946
Accumulated deficit	(1,940,662)	(1,838,515)
Cumulative other comprehensive income (loss)	(33)	1,795
Treasury stock (13,248,618 shares) at cost	(64,949)	(64,949)

Total stockholders’ equity	469,782	552,972

Total liabilities and stockholders’ equity	$2,068,556	$2,177,772

The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	April 1,	April 2,
	2006	2005

	(Unaudited)
	(In thousands, except share and
	per share amounts)
Net revenues	$881,018	$1,069,601
Cost of revenues(1)	858,807	953,197

Gross profit	22,211	116,404
Operating expenses:
Research and development(1)	76,046	78,551
Selling, general and administrative(1)	34,547	37,302
Merger-related expense	12,192	—
Restructuring charge	(4,863)	13,854
Amortization of intangible assets	217	217

Total operating expenses	118,139	129,924

Loss from operations	(95,928)	(13,520)
Interest expense	(6,879)	(8,401)
Interest income	4,290	2,356
Write-off of unamortized debt issuance costs	(7,419)	—
Other gain (loss)	4,213	(268)

Loss before income taxes	(101,723)	(19,833)
Provision for income taxes	424	328

Net loss	$(102,147)	$(20,161)

Net loss per share — basic and diluted	$(0.40)	$(0.08)
Shares used in basic and diluted per share calculation	258,020,987	251,595,181

(1)	Cost and expenses for the three months ended April 1, 2006 include SFAS 123R stock-based compensation expense. See Note 2 to the Condensed Consolidated Financial Statements for additional information.
The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	April 1,	April 2,
	2006	2005

	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(102,147)	$(20,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,506	37,307
Amortization of intangible assets	217	217
Amortization of debt issuance costs	455	—
Write-off of unamortized debt issuance costs	7,419	—
Stock-based compensation expense	3,344	13
Restructuring charge, net	(4,863)	13,752
Loss (gain) on sale of property, plant and equipment	2,636	(338)
Gain on sale of asset held for sale	(2,442)
Loss (gain) on sale of equity investments	(2,035)	12
Other	115	—
Change in assets and liabilities:
Accounts receivable	66,866	(3,296)
Other receivables	1,688	10,538
Inventories	(39,085)	(1,618)
Prepaid expenses and other assets	2,770	3,765
Accounts payable	(2,770)	(47,211)
Accrued and other liabilities	(403)	6,526

Net cash used in operating activities	(29,729)	(494)

Cash Flows from Investing Activities:
Proceeds from sale of asset held for sale	10,489	—
Proceeds from sale of property, plant and equipment	787	1
Purchase of property, plant and equipment	(67,892)	(25,816)
Change in restricted assets	(206)	27,627
Maturities and sales of marketable securities	25,055	28,283
Purchase of marketable securities	—	(13,900)
Proceeds from sale of equity investments	2,150	—

Net cash provided by (used in) investing activities	(29,617)	16,195

Cash Flows from Financing Activities:
Principal payments of debt including short-term borrowings	(4,031)	(27,567)
Principal payments under capital lease obligations	(223)	(1,132)
Proceeds from issuance of common stock from employee stock purchase plan and stock options exercised	17,441	10,540

Net cash provided by (used in) financing activities	13,187	(18,159)

Net change in cash and cash equivalents	(46,159)	(2,458)
Cash and cash equivalents at beginning of period	497,509	378,065

Cash and cash equivalents at end of period	$451,350	$375,607

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$5,576	$4,013
Income taxes	$297	$647
Schedule of Non-Cash Investing and Financing Activities:
Purchase of property, plant and equipment financed by accounts payable	$5,235	$6,252
Change in unrealized loss on investments	$(1,828)	$(1,637)
The accompanying notes are an integral part of these financial statements.

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
      The accompanying unaudited interim condensed consolidated financial statements of Maxtor Corporation (“Maxtor” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been made. The unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission. Interim results are not necessarily indicative of the results that may be expected for later quarters or the full fiscal year.
      For the quarter ended April 1, 2006, the Company had a loss from operations of $95.9 million. As of April 1, 2006, the Company had an accumulated deficit of approximately $1.9 billion and its current assets were less than the current liabilities by approximately $136 million due to the reclassification of $326.0 million of the 2.375% convertible senior notes due 2012 previously classified as long term debt as a current liability. See Note 5 of Notes to Condensed Consolidated Financial Statements. The Company does not believe that the reclassification of the 2.375% convertible senior notes due 2012 as a current liability at April 1, 2006 as a result of these notes becoming convertible affects the Company’s ability to meet its current liabilities as and when they fall due. The Company believes that the likelihood that a holder of these notes will elect to convert any material amount of these notes is remote. Further, in the event a holder does elect to convert these notes, the Company at its option, may direct the conversion agent to surrender the notes to a financial institution selected by the Company for exchange, in lieu of conversion, into a number of shares of the Company’s common stock equal to the applicable conversion rate, plus cash for any fractional shares, or cash or combination of cash and shares in lieu of the Company’s common stock. The Company believes its existing cash and marketable securities are adequate to meet its current liabilities as and when they fall due. However, there can be no assurance that additional financing can be obtained, or that it will be available on satisfactory terms. The Company’s ability to generate cash will depend upon, among other things, demand in the hard disk drive market and pricing conditions.

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

Fiscal Calendar
      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, the three-month periods ended April 1, 2006 and April 2, 2005 each comprised 13 weeks and 14 weeks, respectively. The current fiscal year ends on December 30, 2006. All references to years represent fiscal years unless otherwise noted.

Stock-Based Compensation
      Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Recent Accounting Pronouncements
      There have been no material changes to the recent accounting pronouncements as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

2.	Stock-Based Compensation
      On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
      The Company adopted SFAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the quarter ended April 1, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for the prior periods have not been restated.
      The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock based compensation cost as a result of the full valuation allowance on the Company’s net deferred tax assets and the net operating loss carryforwards. There was no compensation cost capitalized in inventory as it was immaterial in the quarter ended April 1, 2006. Stock-based compensation cost of $13 thousand was recognized in expense for the quarter ended April 2, 2005.
      As of April 1, 2006, the Company has the following share-based compensation plans:

Employee Stock Purchase Plan
      The 1998 Employee Stock Purchase Plan (the “Purchase Plan”) permits eligible employees to purchase Maxtor’s common stock at a discount through accumulated payroll deductions, during six-month offering periods. Participants purchase shares on the last day of each offering period. In general, the price at which shares are purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of a share of common stock on (a) the first day of the offering period, or (b) the purchase date. Offering periods of the Purchase Plan generally begin on February 16 and August 16 of each year. As of April 1, 2006, 24 million

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares of common stock were reserved under this Purchase Plan. As of April 1, 2006, estimated total unrecognized compensation cost related to the Purchase Plan was $2.6 million and is expected to be recognized over the remaining purchase period of four months.

1996 Stock Plan
      The Amended and Restated 1996 Stock Option Plan (the “1996 Plan”) which provides for grants of options and awards of restricted stock, was approved by the Board of Directors in May 1996, and amended by Maxtor’s stockholders at the 1999 Annual Meeting of Stockholders. Options under the 1996 Plan expire ten years from the date of grant. Restricted stock vests in one or more installments over a number of years. The 1996 Plan generally provides for the grant of non-qualified stock options and incentive stock options to eligible employees, consultants, affiliates and directors, as determined by the Board of Directors, and incentive stock options to Maxtor employees at a price not less than the fair market value at the date of grant. The 1996 Plan also provides for the grant of restricted stock to eligible employees. The Board of Directors or an executive committee appointed by the Board also approves other terms such as number of shares granted and exercisability thereof. Options granted under the 1996 Plan vest over a four-year period with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter. Restricted stock grants vest in one or more installments over a period of years, and are subject to forfeiture if employment is terminated prior to the time the shares become fully vested and non-forfeitable. As of April 1, 2006, 39,975,685 shares were reserved under the 1996 Plan. After May 13, 2005 no additional options or awards may be issued under the 1996 Plan. As of May 13, 2005, the 8.0 million shares available for grant, including any future forfeitures, were rolled into the 2005 Performance Incentive Plan, as described below.

2005 Performance Incentive Plan
      On May 13, 2005, the Company adopted the 2005 Performance Incentive Plan (“2005 Plan”). The 2005 Plan generally provides for the grant of non-qualified stock options and incentive stock options to eligible employees, consultants, affiliates and directors, as determined by the Board of Directors or the executive committee appointed by the Board. The 2005 Plan also provides for the grant of restricted stock to eligible employees. The Board of Directors or an executive committee appointed by the Board approves terms such as number of shares granted and exercisability thereof. Options granted under the 2005 Plan vest over a four-year period with 25% vesting at the first anniversary date of the vest date and 6.25% each quarter thereafter. Restricted stock grants vest in one or more installments over a period of years, and are subject to forfeiture if employment is terminated prior to the time the shares become fully vested and non-forfeitable. The term of the 2005 Performance Incentive Plan is ten years. A total of 22,000,000 shares have been reserved under the 2005 Performance Incentive Plan. As of May 13, 2005, the 8.0 million shares available for grant under the 1996 Plan, including any future forfeitures, were rolled into the 2005 Performance Incentive Plan. As of April 1, 2006, 25,599,401 shares were available for future grant under the 2005 Performance Incentive Plan.

Quantum HDD Merger Plan
      In connection with the Quantum HDD acquisition in 2001, the Company established a reserve of 12,785,328 shares of common stock for the assumption of Quantum HDD options to purchase Maxtor common stock. Vested and unvested options for Quantum HDD common stock assumed in the merger represented options for 7,650,965 shares and 4,655,236 shares of Maxtor common stock, respectively. The intrinsic value of the 4,655,236 unvested options was determined to be $3.4 million, using the intrinsic value methodology in accordance with Emerging Issues Task Force No. 00-23 “Issues Related to the Accounting for Stock Based Compensation under APB Opinion No. 25” and “FIN 44.” As of April 1, 2006, 1,185,592 options were outstanding under the Quantum HDD merger plan.

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the stock option activity during the first quarter of fiscal 2006 under all plans:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual	Intrinsic Value
	(000’s)	Per Share	Term	($000’s)

Options outstanding at January 1, 2006	24,611,561	$5.80	6.94	$41,444
Granted	145,675	$8.57	9.87	$—
Exercised	(3,417,010)	$5.12	—	$—
Canceled	(297,031)	$5.98	—	$—

Options outstanding at April 1, 2006	21,043,195	$5.93	6.98	$81,982

Exercisable at April 1, 2006	10,739,545	$6.71	5.25	$35,948

      As of April 1, 2006, there was $24.4 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.68 years. The total intrinsic value of options exercised in the first quarter of fiscal 2006 and fiscal 2005 was $13.3 million and $0.9 million, respectively. The fair value of options vested in the first quarter of fiscal 2006 was $11.7 million.
      A summary of the status of the Company’s non-vested shares as of April 1, 2006 and changes during the first quarter of fiscal 2006, is presented below.

	Number of	Weighted-
	Shares	Average Grant-
	(000’s)	Date Fair Value

Non-vested shares at January 1, 2006	332,000	$5.02
Granted	616,625	$9.72
Vested	(1,400)	$4.95
Forfeited	(5,000)	$4.83

Non-vested shares at April 1, 2006	942,225	$8.09

      During the first quarter of fiscal 2006, the Company granted non-vested stock awards of 616,625 shares of common stock under the 2005 Plan at a weighted average grant date fair value per share of $9.72. The shares were placed in an escrow account and will be released to the recipients as the shares vest over periods of up to 36 months. If a participant terminates employment prior to the vesting dates, the unvested shares will be canceled and returned to the 2005 Plan. The Company recognizes compensation expense on the awards over the vesting period based on an intrinsic value calculation as of the date of grant. As of April 1, 2006, there was $6.9 million in unrecognized compensation costs related to non-vested stock. This cost is expected to be recognized over an average period of approximately three years.
      The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on the Company’s stock and historical volatility on the Company’s stock.
      For options granted prior to January 1, 2006, and valued in accordance with SFAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on the

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s stock; the Company used the straight line method for expense attribution; and the Company recognized option forfeitures as they occurred as allowed by SFAS 123.
      For options granted after January 1, 2006, and valued in accordance with SFAS 123R, the Company used the straight-line method for expense attribution, and the Company estimates forfeitures and only recognizes expense for those shares expected to vest. The Company’s estimated forfeiture rate in the first quarter of fiscal 2006, based on its historical forfeiture experience, was approximately 13.74%.

					Employee Stock
	Stock Option Plans				Purchase Plan

	Three Months Ended				Three Months Ended

	April 1,		April 2,		April 1,		April 2,
	2006		2005		2006		2005

Expected life	4.2	years	4.5	years	0.5	years	0.5	years
Risk-free interest rate	4.42%		3.89%		4.7%		2.86%
Volatility	56%		74%		58%		74%
Expected dividend yield	—		—		—		—
      The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the Company’s recorded and pro forma stock-based compensation expense could have been materially different. In addition, the Company is required to estimate the expected forfeiture rate and only recognizes expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the share-based compensation expense could be materially different.
      The weighted-average grant-date per share fair value of options granted in the first quarter of fiscal 2006 and fiscal 2005 was $8.57 and $5.38, respectively. The weighted-average estimated per share fair value of shares granted under the Purchase Plan in the first quarter of fiscal 2006 and fiscal 2005 was $9.57 and $3.15, respectively.
      For the three months ended April 1, 2006, the stock-based compensation expense recorded under SFAS 123R was allocated as follows (in thousands):

Cost of revenues	$505
Research and development	1,456
Selling, general and administrative	1,383

Stock-based compensation expense	$3,344

      The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the stock option plans, non-vested stock awards granted and shares issued under the Purchase Plan in the first quarter of fiscal 2005. For purposes of pro forma disclosures, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods; using the straight line method. The following pro forma information sets forth the net loss and net loss per share assuming that the Company had

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
used the SFAS 123 fair value method in accounting for employee stock options and purchases during the first quarter of fiscal 2005 (in thousands, except per share amounts):

Net loss — as reported	$(20,161)
Add: APB 25 stock-based employee compensation expense, as reported	13
Less: Stock-based compensation expense determined under fair value based method	3,917

Pro forma net loss	$(24,065)

Basic and diluted net loss per share:
As reported	$(0.08)

Pro forma	$(0.10)

3.	Balance Sheet Data

	April 1,	December 31,
	2006	2005

	(In thousands)
Inventories:
Raw materials	$55,681	$55,400
Work-in-process	47,206	53,118
Finished goods	176,660	131,944

	$279,547	$240,462

Prepaid expenses and other:
Prepayment to supplier	$3,701	$37,500
Supplier payment	—	12,500
Vendor down payment	4,425	12,062
Prepaid expenses	7,126	8,959
Long-lived assets held for sale	—	8,047
Investments in equity securities, at fair value	—	2,200
Other	10,028	8,545

	$25,280	$89,813

Property, plant and equipment, at cost:
Buildings	$143,049	$139,009
Machinery and equipment	603,196	607,339
Leasehold improvements	93,256	90,090
Software	85,801	85,154
Furniture and fixtures	29,746	29,522

	$955,048	$951,114
Less accumulated depreciation and amortization	(607,485)	(615,778)

Property, plant and equipment, net	$347,563	$335,336

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 1,	December 31,
	2006	2005

	(In thousands)
Accrued and other liabilities:
Accrued warranty	$158,134	$161,464
Accrued payroll and payroll-related expenses	66,620	51,928
Accrued supplier payment	—	12,500
Restructuring liabilities, short-term	13,107	13,296
Income taxes payable	8,345	8,225
Bond interest payable	5,077	5,592
VAT liability	7,468	219
Accrued expenses	49,965	47,534

	$308,716	$300,758

4.	Goodwill and Other Intangible Assets
      Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Goodwill and indefinite lived intangible assets are subject to an impairment test at least annually.
      Purchased other intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to five years. The Company expects amortization expense on purchased other intangible assets to be $0.4 million for the remainder of fiscal 2006, at which time purchased other intangible assets will be fully amortized. Amortization expense of other intangible assets was $0.2 million for each of the three months ended April 1, 2006 and April 2, 2005, respectively.

		April 1, 2006				December 31, 2005

	Useful	Gross				Gross
	Life	Carrying	Accumulated	Asset		Carrying	Accumulated	Asset
	(Years)	Amount	Amortization	Impairment	Net	Amount	Amortization	Impairment	Net

			(In thousands)			(In thousands)
Goodwill		$489,482	—	—	$489,482	$489,482	—	—	$489,482

Quantum HDD
Existing Technology
Core technology	5	$96,700	$(72,525)	$(24,175)	$—	$96,700	$(72,525)	$(24,175)	$—
Consumer electronics	3	8,900	(8,900)	—	—	8,900	(8,900)	—	—
High-end	3	75,500	(75,500)	—	—	75,500	(75,500)	—	—
Desktop	3	105,000	(105,000)	—	—	105,000	(105,000)	—	—
MMC Technology
Existing technology	5	4,350	(3,987)	—	363	4,350	(3,770)	—	580

Total other intangible assets		$290,450	$(265,912)	$(24,175)	$363	$290,450	$(265,695)	$(24,175)	$580

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-term Debt
      Long-term debt consists of the following (in thousands):

	April 1,	December 31,
	2006	2005

6.8% Convertible Senior Notes due April 30, 2010	$135,729	$135,729
5.75% Subordinated Debentures due March 1, 2012	55,000	59,031
2.375% Convertible Senior Notes due August 15, 2012	326,000	326,000
Manufacturing Facility Loan, Suzhou China	60,000	60,000
Equipment Loans and Capital Leases	658	881

	577,387	581,641
Less amounts due within one year	(331,648)	(5,868)

	$245,739	$575,773

      On May 7, 2003, the Company sold $230 million in aggregate principal amount of 6.8% convertible senior notes due 2010 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “2003 Notes”). The 2003 Notes bear interest at a rate of 6.8% per annum and are convertible into the common stock at a conversion rate of 81.5494 shares per $1,000 principal amount of the notes, or an aggregate of 11,068,619 shares, subject to adjustment in certain circumstances (equal to an initial conversion price of $12.2625 per share). The initial conversion price represents a 125% premium over the closing price of the common stock on May 1, 2003, which was $5.45 per share. The 2003 Notes and underlying stock have been registered for resale with the Securities and Exchange Commission.
      The Company may not redeem the 2003 Notes prior to May 5, 2008. Thereafter, the Company may redeem the 2003 Notes at 100% of their principal amount, plus accrued and unpaid interest, if the closing price of the common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the mailing of the redemption notice exceeds 130% of the conversion price on such trading day. If, at any time, substantially all of the common stock is exchanged or acquired for consideration that does not consist entirely of common stock that is listed on a United States national securities exchange or approved for quotation on the NASDAQ National Market or similar system, the holders of the notes have the right to require the Company to repurchase all or any portion of the notes at their face value plus accrued interest. As of April 1, 2006, the Company had approximately $135.7 million aggregate principal amount outstanding of the 6.8% convertible senior notes due 2010.
      The 5.75% subordinated debentures due March 1, 2012 require semi-annual interest payments and annual sinking fund payments of $5.0 million or repurchases of $5.0 million in principal amount of debentures in lieu of sinking fund payments. The debentures are currently convertible to a cash payment of $167.50 per $1,000 principal amount of debentures.
      In August 2005, the Company sold $326 million aggregate principal amount of 2.375% convertible senior notes due 2012 (the “2005 Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Among other events that may trigger a conversion right, the 2005 Notes will be convertible, at the option of the holders, at any time during a fiscal quarter if, during the last 30 trading days of the immediately preceding fiscal quarter the common stock trades at a price in excess of 110% of the conversion price for 20 consecutive trading days. The 2005 Notes will also be convertible at the close of the pending acquisition by Seagate for approximately 30 days. Upon conversion, the 2005 Notes are subject to “net cash” settlement whereby the Company will deliver cash for the lesser of the principal amount of the notes being converted or the “conversion value” of the notes which is calculated by multiplying the conversion rate then in effect by the market price of the Company’s common stock price at the time of conversion. To the

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
extent that the conversion value exceeds the principal amount of the 2005 Notes, the Company will, at its election, pay cash or issue shares of its common stock with a value equal to the value of such excess. If the 2005 Notes are surrendered for conversion, the Company may direct the conversion agent to surrender those notes to a financial institution selected by the Company for exchange, in lieu of conversion, into a number of shares of the Company’s common stock equal to the applicable conversion rate, plus cash for any fractional shares, or cash or a combination of cash and shares of the Company’s common stock in lieu thereof. Since the Company’s stock price was in excess of 110% of the conversion price for 20 consecutive trading days during the first quarter of 2006, the 2005 Notes became convertible and therefore as of April 1, 2006, the 2005 Notes previously classified as long term debt have been reclassified as a current liability on the consolidated balance sheets. See Note 1 of Notes to Condensed Consolidated Financial Statements. In addition, the related unamortized debt issuance costs of $7.4 million have been written off in the first quarter of 2006.
      In April 2003, the Company obtained credit lines with the Bank of China to be used for the construction and working capital requirements of the manufacturing facility being established in Suzhou, China. These lines of credit are U.S.-dollar-denominated and are drawable until April 2007. Maxtor Technology Suzhou (“MTS”) has drawn down $60 million as of April 1, 2006, consisting of the plant construction loan in the amount of $30 million made available by the Bank of China to MTS in October 2003, and a project loan in the amount of $30 million made available by the Bank of China to MTS in August 2004. Borrowings under these lines of credit are collateralized by the Company’s facilities in Suzhou, China. The interest rate on the plant construction loan and the project loan are LIBOR plus 50 basis points (subject to adjustment to 60 basis points), with the borrowings repayable in two installment payments of $30 million in 2008 and 2009, respectively. The interest rate on the project loan is LIBOR plus 100 basis points, and the borrowing is repayable in August 2009. Both the construction loan and the project loan require the Company to make semi-annual payments of interest and require MTS to maintain annual financial covenants, including a maximum liability to assets ratio and a minimum earnings to interest expense ratio, with which MTS was in compliance. In connection with the funding of the new project loan, the parent company of MTS, Maxtor International Sàrl, Switzerland, agreed to guaranty MTS’ obligations under both the construction loan and the project loan. The Company does not expect to draw down any further funding under this facility.
      As of April 1, 2006, the Company had capital leases totaling $0.7 million. These capital leases have maturity dates through August 2009 and interest rates averaging 7.3%.

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

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Changes in the Company’s product warranty liability during the three month periods ended April 1, 2006 and April 2, 2005 were as follows (in thousands):

	Three Months Ended

	April 1,	April 2,
	2006	2005

Balance at beginning of period	$161,464	$185,940
Charges to operations	28,930	52,420
Settlements(1)	(34,350)	(47,341)
Changes in estimates(2)	2,090	14,987

Balance at end of period	$158,134	$206,006

(1)	Represents aggregate reductions in the liability for payments made (in cash or in kind) under the warranty.

(2)	Comprises changes in the estimated cost of repair; changes in expected return rates; changes due to product expirations and changes in estimates related to specific non-standard claims received from customers.
      The warranty liability decreased by $3.3 million in the three-month period ended April 1, 2006 from December 31, 2005. The decrease is primarily attributable to settlements for returns exceeding charges to operations by $5.4 million due to a significant reduction in shipment volume in the three months ended April 1, 2006. The decrease was offset by a $1.5 million accrual related to specific claims received from a customer during the period, and a $0.6 million change in estimate primarily related to increases in the estimated annual return rates.
      In the comparable period of the first quarter of 2005, the warranty liability increased $20.1 million from December 25, 2004. This increase in the warranty liability was primarily attributed to a change in estimate of $14.9 million which was comprised of a $14.5 million accrual to cover specific claims received from customers for additional warranty costs and an increase in the estimated annual return rates of $5.0 million which was partially offset by a decrease in the estimated cost of future repair of $4.4 million. The warranty liability also increased due to charges to operations exceeding settlements for the period by $5.1 million.

7.	Restructuring
      In connection with the 2001 acquisition of the hard drive business of Quantum HDD, the Company recorded a $45.3 million liability for estimated facility exit costs for the closure of three Quantum HDD offices and research and development facilities located in Milpitas, California, and two Quantum HDD office facilities located in Singapore. During the three months ended September 25, 2004, in association with the Company’s restructuring activities, the Company recorded an additional $16.4 million liability due to a change in estimated lease obligations for two of the Quantum HDD acquired offices and research and development facilities located in California. This estimate was based upon the then comparable market rates for leases and anticipated dates for these properties to be subleased. In January 2006, the Company entered into an

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agreement to sublease two of the Quantum HDD offices and research and development facilities to a subtenant. Accordingly, the related accrual was reduced by $8.9 million as a result of changes in assumptions on timing of sublease income and operating expenses. As of April 1, 2006, the outstanding balance related to this accrual was $26.6 million.
      During the year ended December 28, 2002, the Company recorded a restructuring charge of $9.5 million associated with closure of one of its facilities located in California. The amount comprised $8.9 million of non-cancelable lease payments and the write-off of $0.6 million in leasehold improvements. The Company increased this restructuring accrual by $3.3 million due to a change in estimated lease obligations associated with its restructuring activities in the three months ended September 25, 2004. This estimate was based upon the then comparable market rates for leases and anticipated dates for one of the properties to be subleased. In January 2006, the Company entered into an agreement to sublease this facility to a subtenant. Accordingly, the related accrual was reduced by $2.0 million as a result of changes in assumptions on timing of sublease income and operating expenses. As of April 1, 2006, the outstanding balance related to this accruals was $5.4 million.
      During the three months ended September 25, 2004, the Company also recorded a $0.6 million liability in association with the closure of one of its facilities in Colorado. As of April 1, 2006, the Company was substantially completed with this restructuring.
      In July 2004, the Company announced a reduction-in-force which affected approximately 377 employees in the United States and Singapore. During the three months ended April 2, 2005, an adjustment of $(0.3) million was made to the restructuring liability. As of April 1, 2006, the Company had completed this restructuring.
      In March 2005, the Company initiated a planned reduction-in-force of up to 5,500 employees in its Singapore manufacturing operations and approximately 125 employees in the United States. The reduction in force was the result of the Company’s transition of manufacturing for certain products from its Singapore manufacturing operations to China and closure of one of its two Singapore plants, scheduled to be completed by the first quarter of 2006. In October 2005, the Company revised its estimates due to lower than expected attrition and longer actualized length of service. The Company had initially expected that approximately 2,500 positions would be reduced by attrition and the remainder by severance, which was changed to approximately 1,400 positions representing attrition and the remainder severance. Accordingly, the Company recorded an adjustment of $4.1 million during the quarter ended October 1, 2005 resulting from the change. In the three months ended April 1, 2006, as part of the March 2005 reduction-in-force, the Company terminated 1,152 positions in Singapore as planned. Additionally, during the current quarter, the Company significantly reduced its production levels due to the decrease in shipments of desktop products and expect to eliminate approximately 1,000 positions in the second quarter of 2006. As a result, the Company paid $4.4 million in severance related expenses in the first quarter of 2006, and recorded an additional $6.1 million in severance related restructuring charges during the quarter. As of April 1, 2006, the Company had a balance of $6.9 million in accruals related to this restructuring. The Company expects to be substantially completed with the restructuring in Singapore by the second quarter of 2006.
      In September 2005, the Company terminated or notified for termination approximately 25 employees at its operations in Ireland as the Company consolidated its regional disk drive recovery operations for improved efficiency and customer service. The Company was substantially completed with this reduction in force in the first quarter of 2006.

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The facilities-related restructuring accrual is included within the balance sheet captions of Accrued and other liabilities and Other liabilities. The following table summarizes the activity related to the severance and facilities-related restructuring costs as of April 1, 2006:

	Facilities-	Severance and
	Related	Benefits	Total

	(In millions)
Provision at April 1, 2001	$45.3	$—	$45.3
Amounts paid	(0.9)	—	(0.9)

Balance at December 29, 2001	44.4	—	44.4
Amounts paid	(4.5)	—	(4.5)
2002 accrual	8.9	—	8.9

Balance at December 28, 2002	48.8	—	48.8
Amounts paid	(10.0)	—	(10.0)

Balance at December 27, 2003	38.8	—	38.8
Amounts paid	(7.8)	(10.7)	(18.5)
Accruals	20.3	12.9	33.2

Balance at December 25, 2004	51.3	2.2	53.5
Amounts paid	(6.0)	(15.6)	(21.6)
Adjustments	—	3.3	3.3
Accruals	—	15.3	15.3

Balance at December 31, 2005	45.3	5.2	$50.5

Amounts paid	(2.4)	(4.4)	(6.8)
Adjustments	(10.9)	—	(10.9)
Accruals	—	6.1	6.1

Balance at April 1, 2006	$32.0	$6.9	$38.9

8.	Asset Held for Sale
      In December 2005, the Company had classified a building in Singapore as held for sale in accordance with the requirements of SFAS 144. The property was recorded at its net book value of $8.0 million, which represents the lower of the net book value and its estimated realizable value, and was included within the balance sheet caption of “Prepaid expenses and other.” Since such classification at December 31, 2005, the Company suspended depreciation of this building which was $1.3 million annually. The property was subsequently sold in February 2006 for net proceeds of $10.8 million. A net gain of $2.4 million was recorded and included in the income statement caption of “Other Gain (Loss).”

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share
      In accordance with SFAS 128, “Earnings per Share,” the following sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended

	April 1,	April 2,
	2006	2005

Numerator — Basic and Diluted
Net loss	$(102,147)	$(20,161)

Denominator
Basic weighted average common shares outstanding	258,020,987	251,595,181
Effect of dilutive securities:
Common stock options	—	—
Restricted shares subject to repurchase	—	—

Diluted weighted average common shares	258,020,987	251,595,181

Net loss per share — basic and diluted	$(0.40)	$(0.08)

      The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

	Three Months
	Ended

	April 1,	April 2,
	2006	2005

Stock options outstanding:
In-the-money options	5,560	1,993
Out-of-the-money options	2,543	13,467
Unvested common shares subject to repurchase	634	20
6.8% Convertible Senior Notes due 2010	11,069	18,756
2.375% Convertible Senior Notes due 2012	13,903	—

Total potential shares of common stock excluded from the computation of earnings per share	33,709	34,236

      The computation of diluted earnings (loss) per share excludes the impact of the conversion of the 6.8% convertible senior notes, as the impact of adding back to income the after tax interest expense associated with the convertible senior notes, and including the impact of the common shares to be issued, would be anti-dilutive in the periods presented. For the quarter ended April 1, 2006, no common shares issuable under the terms of the 2.375% convertible senior notes were included as the effect of the conversion was anti-dilutive.
      For each of the three months ended April 1, 2006 and April 2, 2005, stock options outstanding with an exercise price lower than the Company’s average stock price for the periods presented (“In-the-money options”) are excluded from the calculation of diluted net loss per share since the effect would have been anti-dilutive due to the net loss. Stock options outstanding with an exercise price higher than the Company’s average stock price for the periods presented (“Out-of-the-money options”) are excluded from the calculation of diluted net income (loss) per share since the effect would have been anti-dilutive under the treasury stock method.

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Comprehensive Loss
      The components of comprehensive loss were as follows (in thousands):

	Three Months Ended

	April 1,	April 2,
	2006	2005

Net loss	$(102,147)	$(20,161)
Unrealized loss on investments in securities	207	(1,920)
Less: reclassification adjustment for gain (loss) included in net loss	2,035	(283)

Comprehensive loss	$(103,975)	$(21,798)

11.	Segment and Geographical Information
      The Company has one reportable segment. The Company conducts its business globally and is managed geographically. Revenue is attributable to the geographical area based on the location of the customers.
      Revenue information by geographic areas is as follows (in thousands):

	Three Months Ended

	April 1,	April 2,
	2006	2005

United States	$267,443	$332,278
Asia Pacific and Japan	258,408	323,311
Europe, Middle East and Africa (excluding the Netherlands)	217,274	285,002
The Netherlands	97,017	117,212
Latin America and other	40,876	11,798

Total	$881,018	$1,069,601

      Long-lived asset information by geographic area is as follows (in thousands):

	April 1,	December 31,
	2006	2005

United States	$673,755	$680,833
Asia Pacific and Japan	229,334	166,769
Europe, Middle East and Africa	793	628
Latin America and other	—	—

Total	$903,882	$848,230

      Long-lived assets located within the United States consist primarily of goodwill and other intangible assets. Long-lived assets located outside the United States consist primarily of the Company’s manufacturing operations located in Singapore and China.

12.	Commitments and Contingencies

Investment Commitment
      The Company agreed to invest $200.0 million over the next five years beginning 2004 to establish a manufacturing facility in Suzhou, China. As of April 1, 2006, the Company has invested $120.0 million and intends to complete the investment over the remaining three years.

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
      On April 15, 2002, the Judicial Panel on Multidistrict Litigation ordered a separation of claims and remand to the District of Columbia of certain claims between Papst and another party involved in the MDL Proceeding. By order entered June 4, 2002, the court stayed the MDL Proceeding pending resolution by the District of Columbia court of the remanded claims. These separated claims relating to the other party are currently proceeding in the District Court for the District of Columbia. On April 10, 2006, the MDL Proceeding judge partially lifted the stay for purposes of focused discovery and also granted Papst’s request to amend its complaint to add two Maxtor subsidiaries and to add six reissue patents. On April 11, 2006, Papst filed a First Amended Compliant against the Company, Maxtor Peripherals (S) Pte and Maxtor Technology Suzhou. The First Amended Compliant asserts patent infringement of those patents asserted in the original complaint and six reissue patents.
      The results of any litigation are inherently uncertain and Papst may assert other infringement claims relating to current patents, pending patent applications, and/or future patent applications or issued patents. Additionally, the Company cannot assure it will be able to successfully defend itself against this or any other

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On February 17, 2005, the Company and the Chairman were sued in the Circuit Court of the City of St. Louis, State of Missouri by Craig A. Skinner, for himself and on behalf of a putative class of persons with similar alleged claims, for violations of Missouri’s Merchandising Practices Act and for breach of implied warranties related to alleged hard disk drive failures. The complaint requests unspecified damages, attorneys’ fees, and costs of suit. On July 1, 2005, the plaintiff voluntarily dismissed the Chairman from the action without prejudice in light of a pending motion to dismiss for lack of personal jurisdiction filed by the Chairman. The parties stipulated to a change of venue from the city to the county of St. Louis and, effective August 4, 2005, the case was transferred to the Circuit Court of St. Louis County, State of Missouri. The plaintiff filed an amended petition on November 15, 2005. The Company responded in the action on December 30, 2005 by filing a motion to dismiss the amended petition or alternatively for a more definite statement of the plaintiff’s claims. On February 14, 2006, the court heard oral arguments on the motion to dismiss and took the matter under submission. On April 5, 2006, the court granted Maxtor’s motion to dismiss without prejudice.
      On January 20, 2006, Theodore F. Vahl commenced a purported shareholder class action lawsuit in the Superior Court of the State of California, County of Santa Clara, against the Company, the Company’s Chairman and Chief Executive Officer, and certain members of the Company’s Board of Directors alleging that the defendants violated their fiduciary duties in connection with the proposed merger of the Company with Seagate Technology. On March 1, 2006, defendants filed an Answer and Demurrer. Thereafter, the plaintiff indicated that he would file an amended complaint and defendants stipulated that an amended complaint could be filed without leave of court. On April 14, 2006, the plaintiff filed a first Amended Complaint against the Company, the Company’s Chairman and Chief Executive Officer, and each member of the Company’s Board of Directors. The complaint seeks only equitable relief. The Company believes that the lawsuit is without merit and intends to vigorously defend it.

13.	Merger with Seagate Technology
      On December 20, 2005, the Company entered a definitive agreement with Seagate Technology (“Seagate”), whereby Seagate will acquire Maxtor in a stock for stock merger transaction. Under the terms of the merger agreement, which was unanimously approved by the boards of directors of both companies, Maxtor stockholders will receive 0.37 shares of Seagate common stock for each Maxtor share they own. When the transaction is completed, Maxtor stockholders will own approximately 16% of the combined company. The transaction was valued at approximately $1.9 billion at the time of its announcement on December 21, 2005. Maxtor’s existing convertible debt will be assumed by Seagate with the conversion price adjusted for the 0.37 exchange ratio. Giving effect to the pending merger transaction, each of Maxtor’s 6.8% Convertible Senior

MAXTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Notes will be adjusted to have the right to convert into 30.17 Seagate shares at a conversion price of $33.14; each of Maxtor’s 2.375% Convertible Senior Notes will be adjusted to have the right to convert into 56.65 Seagate shares at a conversion price of $17.65. As part of the Company’s retention bonus program to retain its employees affected by the merger transaction, as provided in the merger agreement, the retention bonus program includes inter alia, a bonus program that provides for an aggregate of up to $100 million bonus payments to approximately 75% of the Company exempt worldwide workforce. Subject to continued employment through the applicable payment dates, 20% of each participant’s bonus would be payable upon the earlier of July 1, 2006 or the consummation of change in control. The remaining 80% of the bonus would be payable on the date six months after consummation of a change in control. The retention bonus plan was amended effective February 16, 2006, to provide that participants will be entitled to the payments upon involuntary termination of employment without cause prior to the payment dates. Clearance to proceed with the transaction was received from the United States Federal Trade Commission on February 14, 2006. On April 27, 2006, the European Commission declared the acquisition of Maxtor Corporation by Seagate Technology to be compatible with the common market, and thus the merger has been cleared to proceed. The regulatory review process in the other countries is currently underway. Seagate and the Company expect that to the extent necessary to close the transaction, absent any requests for additional information in those jurisdictions, these processes will be completed prior to, or around the date of, the scheduled May 17, 2006 shareholder and stockholder meetings. Seagate and Maxtor are preparing for the closing of this transaction on or about May 19, 2006, contingent upon receipt of approval by Seagate’s shareholders and Maxtor’s stockholders at the May 17, 2006 meetings, successful completion of the necessary regulatory reviews and the satisfaction of all other conditions to closing. If the required regulatory and stockholder approvals are not obtained until later in the quarter, the companies have agreed to delay closing the proposed transaction until after the end of Seagate’s fiscal year, June 30, 2006, to ensure an orderly fiscal year-end audit.
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
      This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. The statements contained in this report that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future, are forward-looking statements. Examples of forward-looking statements in this report include statements regarding capital expenditures, liquidity, impacts of our restructuring, our indemnification obligations, the results of litigation, amortization of other intangible assets, product shipments, manufacturing transitioning and our relationships with vendors. In this report, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “will,” “should,” “could,” “would,” “project,” “plan,” “estimate,” “predict,” “potential,” “future,” “continue,” or similar expressions also identify forward-looking statements. These statements are only predictions. We make these forward-looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any such forward-looking statements, whether as a result of new information, future events, or otherwise. Our actual results could differ materially from those anticipated in this report as a result of certain factors including, but not limited to, those set forth in the following section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Performance,” “Risk Factors” under Part II, Item 1A. below and elsewhere in this report.
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
      The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, with respect to the proposed acquisition of Maxtor by Seagate, expired and as a result, the anti-trust regulatory review of the merger in the United States is complete. On April 27, 2006, the European Commission declared the acquisition of Maxtor Corporation by Seagate Technology to be compatible with the common market, and thus the merger has been cleared to proceed. The United States Securities and Exchange Commission has declared the Joint Proxy Statement/ Prospectus on Form S-4 relative to the proposed acquisition effective and both Maxtor and Seagate have scheduled their respective meetings of stockholders for May 17, 2006 to consider the merger proposal. The transaction is expected to close following the stockholder meetings, subject to stockholder approvals and approvals from the anti-trust governmental agencies of Japan, Korea and Taiwan. Seagate and Maxtor are preparing for the closing of this transaction on or about May 19, 2006, contingent upon receipt of approval by Seagate’s shareholders and Maxtor’s stockholders at the May 17, 2006 meetings, successful completion of the necessary regulatory reviews and the satisfaction of all other conditions to closing. If the required regulatory and stockholder approvals are not obtained until later in the quarter, the companies have agreed to delay closing the proposed transaction until after the end of Seagate’s fiscal year, June 30, 2006, to ensure an orderly fiscal year-end audit.
      We had a reduction in revenue of 17.6% in the quarter ended April 1, 2006 and a reduction in units shipped of 14.8% as compared to the quarter ended April 2, 2005. The reduction in revenue and units shipped was primarily due to a decline in shipments of our desktop products. We believe the reduction in revenue and units shipped was primarily due to customer concerns related to the possible impact of the pending acquisition on sales of our products post-acquisition and customer planning for the period following the closing. Our branded products also experienced lower than expected volume shipments in the first quarter, primarily due to increased competition in the external storage market The reduced volume put additional pressure on our gross profit margins and further constrained our ability to compete, especially in the lower-priced, lower-capacity desktop drive market. Looking ahead, we remain on track to introduce our 160 GB per platter drive in the second quarter of 2006 and we expect its volume to grow through the second half of the year. We anticipate that demand for our desktop products will decline further in the second quarter of fiscal 2006, as a result of continuing customer concerns and planning relating to our pending acquisition with Seagate.
      Shipments of our enterprise products increased by 26% from the first quarter of 2005 reflecting consistent strong demand for these products. We anticipate that shipments of our enterprise SCSI drives will decline in the second quarter, reflecting normal seasonal trends and concerns about the future of our product line.
      Because of the decrease in unit volume and the outlook for continued weakness, we significantly reduced our production schedule in the first quarter of 2006. Accordingly, we expect to eliminate approximately 1,000 positions at our Singapore manufacturing facility. As a result, we recorded a $6.1 million accrual in the first quarter of 2006 to cover severance-related expenses from this reduction in force.
      Our internal media facility continued to ramp its production of media in the first quarter of 2006, increasing its volume over the fourth quarter of 2005. In light of the pending Seagate acquisition, we continue to evaluate our plans to move our media operation to Asia. We continue to work with our external suppliers on cost improvements. This has proved to be difficult in the first quarter of 2006 due to supplier concerns about the impact of the pending acquisition on future business. We anticipate that obtaining expected component cost reductions will continue to be a challenge in the second quarter.
      Capital expenditures in the first quarter of 2006 totaled $67.9 million. Our 2.375% Convertible Senior Notes due 2012 became convertible during the fiscal quarter ended April 1, 2006 when the closing price of our common stock exceeded $7.18 per share for 20 trading days within the last 30 days of trading ended April 1, 2006. As a result, we reclassified $326.0 million of the amount owing under the Senior Notes from long term debt to current liabilities as of April 1, 2006, and we wrote off approximately $7.4 million in unamortized debt issuance costs. We believe that the likelihood that any holder of these Notes will elect to convert is remote and in the event a holder does tender, at our option, we may direct the conversion agent to surrender the notes to a financial institution selected by the Company for exchange, in lieu of conversion, into a number of shares of the Company’s common stock equal to the applicable conversion rate, plus cash for any fractional shares, or cash or combination of cash and shares in lieu of the Company’s common stock thereof. We believe that our existing cash and cash equivalents, short-term investment and capital resources will be sufficient to fund our operations for the next twelve months. However, if we need additional working capital, there can be no assurance that such additional financing can be obtained, or that it will be available on satisfactory terms. Our ability to generate cash will depend on, among other things, demand in the hard disk drive market and pricing conditions.
      See “Certain Factors Affecting Future Performance” below and “Risk Factors” under Part II, Item 1A. for further information concerning risks to our business.
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
      We believe the following critical accounting policies address the more significant judgments and estimates used in the preparation of the company’s consolidated financial statements:

•	revenue recognition;

•	sales returns, other sales allowances and allowance for doubtful accounts;

•	valuation of intangibles, long-lived assets and goodwill;

•	warranty;

•	inventory;

•	income taxes; and

•	restructuring liabilities, litigation and other contingencies.
      For additional information regarding our critical accounting policies mentioned above, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Stock-Based Compensation Expense
      Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R using Black-Scholes-Merton option valuation model. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly, did not recognize compensation expense for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
      Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that implied volatility calculated based on traded options on the Company’s common stock, combined with historical volatility is a better indicator of expected volatility and future stock price trends. Therefore, expected volatility for the quarter ended April 1, 2006 was based on a combination of implied and historical volatilities. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Recent Accounting Pronouncements
      There have been no material changes to the recent accounting pronouncements as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Results of Operations

Net Revenues and Gross Profit

	Three Months Ended

	April 1,	April 2,
	2006	2005	Change

	(In millions)
Total revenues	$881.0	$1,069.6	$(188.6)
Gross profit	$22.2	$116.4	$(94.2)
Net loss	$(102.1)	$(20.2)	$(81.9)

As a percentage of revenue:
Total revenues	100.0%	100.0%
Gross profit	2.5%	10.9%
Net loss	(11.6)%	(1.9)%
Net Revenues. Revenue in the three months ended April 1, 2006 was $881.0 million. This represented a decrease of 17.6% when compared to $1,069.6 million in the corresponding period in fiscal 2005. Total shipments for the three months ended April 1, 2006 were 12.1 million units, which was 2.1 million units or 14.8% lower as compared to the three months ended April 2, 2005.
      The reduction in revenue was primarily due to a decline in shipments of our desktop products. We believe the reduction in revenue and units shipped was primarily due to customer concerns related to the possible impact of the pending acquisition on sales of our products post-acquisition and customer planning for the period following the closing. Shipments of our branded products were also lower than expected due to increased competition in the external storage market. Shipments of our enterprise products increased by 26% from the first quarter of 2005 reflecting consistent strong demand for these products.
      Revenue from sales to OEM customers represented 50.4% of revenue in the three months ended April 1, 2006 compared to 51.3% of revenue in the corresponding period in fiscal year 2005. In absolute dollars, sales to OEMs decreased 19.0% during the three months ended April 1, 2006. The decrease during the three month period was primarily the result of reduced shipments of our desktop products to major and regional OEM customers, partially offset by increased shipments of digital entertainment at regional OEM customers and enterprise products at major OEM customers.
      Revenue from sales to the distribution channel in the three months ended April 1, 2006 represented 38.3% of revenue, compared to 38.0% of revenue, in the corresponding period in fiscal 2005. In absolute dollars, sales to the distribution channel decreased 17.0%, during the three months ended April 1, 2006. This decrease was driven by an aggressive pricing environment and reduced shipments of desktop products to our European distribution customers.
      Revenue from sales to retail customers in the three months ended April 1, 2006 represented 11.3% of revenue, compared to 10.7% of revenue in the corresponding period in fiscal 2005. In absolute dollars, sales to the retail channel decreased 13.4%, during the three months ended April 1, 2006. The decrease in absolute dollars during the three month period was the result of decreased shipments of our Maxtor branded and desktop products in Europe and the United States and Canada.

Net Revenues by Geography

	Three Months
	Ended

	April 1,	April 2,
	2006	2005	Change

As a Percentage of Revenue:
United States and Canada	31.9%	31.1%	0.8%
Europe, Middle East and Africa	35.7%	37.6%	-1.9%
Asia Pacific and Japan	29.3%	30.2%	-0.9%
Other	3.1%	1.1%	2.0%
Total	100.0%	100.0%

Change between
Q106 and Q105
Percentage Change in Absolute Dollars:
United States and Canada	-15.5%
Europe, Middle East and Africa	-21.9%
Asia Pacific and Japan	-20.1%
      Revenue to the United States and Canada decreased in absolute dollars during the three month period ended April 1, 2006 as a result of reduced shipments of desktop products to major OEM customers. This decrease was partially offset by increased shipments of enterprise products to major OEM customers.
      Revenue to Europe, Middle East and Africa decreased in absolute dollars during the three months ended April 1, 2006 as a result of decreased shipments of desktop products to distribution, regional OEM and major OEM customers. This decrease was partially offset by increased shipments of enterprise products to major OEM customers.
      Revenue to Asia Pacific and Japan decreased in absolute dollars during the three months ended April 1, 2006, as a result of decreased sales of our desktop products to major OEM customers.
      Cost of Revenues; Gross Profit. Gross profit decreased to $22.2 million in the three months ended April 1, 2006, compared to $116.4 million for the corresponding three months in fiscal year 2005. This represented an overall decrease in gross profit of $94.2 million. As a percentage of revenue, gross profit decreased to 2.5% in the three months ended April 1, 2006 from 10.9% in the corresponding three months of fiscal year 2005.
      The decrease in gross profit, both as a percentage of revenue and actual dollars during the three months ended April 1, 2006, was primarily due to the impact of a decline in average selling prices (“ASP”) of $147.8 million and a decline in unit volume offset by an increase in product capacity shipped for a net unfavorable impact of $35.1 million. These two revenue related factors together accounted for a net decline in gross profit of $182.9 million.
      This decline was offset by favorable cost reductions to achieve the overall gross profit decrease of $94.2 million. Included in the cost reductions of $88.6 million is $36.4 million due to decreased charges to warranty operations of $23.5 million due to the reductions in the cost of repair per unit and the reduction in the volume shipped in the period and changes in estimates of $12.9 million due primarily to the inclusion of specific claims from customers in the first quarter of 2005.

Operating Expenses

	Three Months
	Ended

	April 1,	April 2,
	2006	2005	Change

	(In millions)
Research and development	$76.0	$78.5	$(2.5)
Selling, general and administrative	$34.5	$37.3	$(2.8)
Merger-related expense	$12.2	$—	$12.2
Restructuring charge	$(4.9)	$13.9	$18.8
Amortization of intangible assets	$0.2	$0.2	$—

As a percentage of revenue:
Research and development	8.6%	7.3%
Selling, general and administrative	3.9%	3.5%
Merger-related expense	1.4%	0.0%
Restructuring charge	-0.6%	1.3%
Amortization of intangible assets	0.0%	0.0%
      Research and Development. (“R&D”). R&D expense in the three months ended April 1, 2006 was $76.0 million, or 8.6% of revenue, compared to $78.5 million, or 7.3% of revenue in the corresponding period in fiscal year 2005. R&D expenses decreased by $2.5 million, or 3.2%, in the three month period ended April 1, 2006 compared to the corresponding period in fiscal year 2005. The decrease in R&D expenses was primarily due to decreases in expensed parts and technology support. Technology support costs improved by $2.2 million as a result of in-sourcing our IT support function. The decrease of $4.3 million in expensed parts was largely attributable to the write-off of development costs related to a 2.5-inch product line which was discontinued at the end of the first quarter of fiscal year 2005. These decreases were offset by an increase of $1.6 million for NRE expenses on new programs, and $1.1 million for stock compensation expense.
      Selling, General and Administrative (“SG&A”). SG&A expense in the three months ended April 1, 2006 was $34.5 million, or 3.9% of revenue, compared to $37.3 million, or 3.5% of revenue in the corresponding period in fiscal year 2005. SG&A expenses decreased by $2.8 million, or 7.5%, in the three month period ended April 1, 2006 compared to the corresponding period in fiscal year 2005. The decrease in SG&A expenses was primarily due to decreased spending on consultants related to Sarbanes-Oxley Section 404 implementation and Maxtor’s branded products of $2.7 million. Bad debt expense decreased by $2.4 million due to a decrease in specific reserves, resulting from a settlement with a customer. These decreases were offset by an increase in stock compensation expense of $1.1 million.
      Restructuring Charge. Restructuring charges in the three months ended April 1, 2006 and April 1, 2005 were $(4.9) million or -0.6% of revenue, compared to $13.9 million or 1.3% of revenue in the corresponding period in fiscal year 2005. In January 2006, we entered into an agreement to sublease three of our Milpitas facilities to a subtenant. Accordingly, in the three months ended April 1, 2006, the related accrual was reduced by $10.9 million as a result of changes in assumptions on timing of sublease income and operating expenses.
      In the three months ended April 1, 2006, as part of the March 2005 reduction-in-force, we terminated 1,152 positions in Singapore. Additionally, during the current quarter, we significantly reduced our production levels due to the decrease in shipments of desktop products and expect to eliminate approximately 1,000 positions in the second quarter of 2006. As a result, we paid $4.4 million in severance related expenses in the first quarter of 2006, and recorded an additional $6.1 million in severance related restructuring charges during the first quarter. As of April 1, 2006, we had a balance of $6.9 million in accruals related to this restructuring. We expect to be substantially completed with the restructuring in Singapore by the end of second quarter of 2006.
      Merger-related Expense. In connection with the acquisition of Maxtor by Seagate, we recorded a retention-related accrual of $10.0 million and $2.2 million of legal and other merger-related expenses. The total retention payout is estimated at $100 million, 20% of this is payable on the earlier of the first business day following July 1, 2006 or the date of the closing of the acquisition and the balance 80% is payable on the date that is six months after the date of the closing of the acquisition or earlier under certain conditions. Accordingly, we accrued $10 million in the current quarter and expect to accrue another $10 million in the second quarter of 2006.
      Amortization of Intangible Assets. Amortization of other intangible assets in each of the three months ended April 1, 2006 and April 2, 2005 was $0.2 million, respectively. There was no impairment charge recorded for the three months ended April 1, 2006. The Company expects amortization expense on intangible assets to be $0.4 million in the remainder of 2006, at which time the purchased other intangible assets will be fully amortized.

Interest Expense, Interest Income and Other Gain

	Three Months
	Ended

	April 1,	April 2,
	2006	2005	Change

	(In millions)
Interest expense	$(6.9)	$(8.4)	$(1.5)
Interest income	$4.3	$2.4	$1.9
Write off of unamortized debt issuance costs	$(7.4)	—	$(7.4)
Other gain (loss)	$4.2	$(0.3)	$4.5

As a percentage of revenue:
Interest expense	(0.8)%	(0.8)%
Interest income	0.5%	0.2%
Write off of unamortized debt issuance costs	0.8%	—
Other gain (loss)	0.5%	0.0%
      Interest Expense. Interest expense decreased $1.5 million in the three months ended April 1, 2006 as compared to the corresponding period in fiscal year 2005. The decrease was primarily due to a reduction in expense related to our receivables-backed borrowing facility (terminated in June 2005) and the repayment of a mortgage.
      Interest Income. Interest income increased $1.9 million in the three months ended April 1, 2006 compared to the corresponding period in fiscal year 2005. The increase was primarily due to increases in interest rates.
      Write-off of Unamortized Debt Issuance Cost. We reclassified $326.0 million of our 2.375% convertible senior notes due 2012 formerly classified as long term debt as a current liability on April 1, 2006. See Note 5 of Notes to Condensed Consolidated Financial Statements. Accordingly, we wrote off the related unamortized debt issuance expenses of $7.4 million.
      Other Gain (Loss). Other gain increased $4.5 million in the three months ended April 1, 2006 compared to the corresponding period in fiscal year 2005. The increase was primarily due to a gain on the sale of an asset held for sale and a gain on the sale of equity investments.

Provision for Income Taxes

	Three Months Ended

	April 1,	April 2,
	2006	2005	Change

	(In millions)
Loss before provision for income taxes	$(101.7)	$(19.8)	$81.9
Provision for income taxes	$0.4	$0.3	$0.1

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
      Pursuant to a “Tax Sharing and Indemnity Agreement” entered into in connection with the Company’s acquisition of Quantum HDD, Maxtor, as successor to Quantum HDD, and Quantum are allocated their share of Quantum’s income tax liability for periods before the Company’s acquisition of Quantum HDD, consistent with past practices and as if the Quantum HDD and Quantum DSS business divisions had been separate and independent corporations. To the extent that the income tax liability attributable to one business division is reduced by using NOLs and other tax attributes of the other business division, the business division utilizing the attributes must pay the other for the use of those attributes. We also agreed to indemnify Quantum for additional taxes related to the Quantum DSS business for all periods before Quantum’s issuance of tracking stock and additional taxes related to the Quantum HDD business for all periods prior to our acquisition of Quantum HDD. This indemnity was originally limited to the aggregate of $142.0 million plus 50% of any excess over $142.0 million, excluding any required gross up payments (the “Tax Indemnity”). As of April 1, 2006, the Company had paid $10.1 million under this tax indemnity. On December 23, 2004, as a result of certain favorable developments concerning Quantum’s potential liability subject to the Tax Indemnity, the Company and Quantum amended the Tax Sharing and Indemnity Agreement, as part of a Mutual General Release and Global Settlement Agreement. Under the amended terms of the Tax Sharing and Indemnity Agreement, our remaining Tax Indemnity liability as of April 1, 2006 is limited to $7.3 million for all tax claims.
      We purchased a $340 million insurance policy covering the risk that the separation of Quantum HDD from Quantum DSS could be determined to be subject to federal income tax or state income or franchise tax. Under the “Tax Sharing and Indemnity Agreement,” the Company agreed to indemnify Quantum for the amount of any tax payable by Quantum as a result of the separation of Quantum HDD from Quantum Corporation to the extent such tax is not covered by such insurance policy, unless imposition of the tax is the result of Quantum’s actions, or acquisitions of Quantum stock, after the transaction. The amount of the tax not covered by insurance could be substantial. In addition, if it is determined that Quantum owes federal or state tax as a result of the separation of Quantum HDD from Quantum Corporation, in connection with the Company’s acquisition of Quantum HDD, and the circumstances giving rise to the tax are covered by our indemnification obligations, the Company will be required to pay Quantum the amount of the tax at that time, whether or not reimbursement may be allowed under our tax insurance policy. We believe that the probability of incurring any liability resulting from this indemnification is remote.
Liquidity and Capital Resources
      As of April 1, 2006, we had $451.3 million in cash and cash equivalents, $16.3 million in restricted cash, and $42.8 million in unrestricted marketable securities for a combined total of $510.4 million. In comparison, as of December 31, 2005, we had $497.5 million in cash and cash equivalents, $16.1 million in restricted cash, and $67.7 million in unrestricted marketable securities for a combined total of $581.3 million. The cash and cash equivalents balance decreased $46.2 million and the combined balance decreased by $70.9 million in the three months ended April 1, 2006 due to activities in the following areas:

	Three Months Ended

	April 1, 2006	April 2, 2005

	(In Millions)
Net cash used in operating activities	$(29.7)	$(0.5)
Net cash provided by (used in) investing activities	$(29.6)	$16.2
Net cash provided by (used in) financing activities	$13.2	$(18.2)
Net change in cash and cash equivalents	$(46.2)	$(2.5)

      We used $29.7 million in net cash from operations in the three-month period ended April 1, 2006, primarily due to increases in inventories. Net accounts receivable decreased $66.9 million from December 31, 2005 to April 1, 2006 primarily due to timing of customer payments and lower sales volumes. Inventories were higher by $39.1 million as of April 1, 2006 compared to December 31, 2005 due to higher levels of finished goods due to lower-than-expected shipments in the period.
      We used $29.6 million in net cash from investing activities during the three-month period ended April 1, 2006. The major use of cash for investing activity was for property, plant, and equipment of $67.9 million to support added manufacturing capacity, partially offset by a sale of a Singapore facility and other property, plant, and equipment of $11.3 million. Primary sources of cash generated from investing activities were sales and maturities (net of purchases) of marketable securities of $25.0 million.
      We generated $13.2 million in net cash from financing activities during the three-month period ended April 1, 2006. The major financing use of cash was the partial repayment of our 5.75% convertible subordinated debentures due March 1, 2012 in order to meet the $5 million annual sinking fund obligations, of which $4.0 million was paid in the three month period ended April 1, 2006 and $1.0 million was paid in the prior year. Primary sources of cash generated from financing activities were $17.4 in proceeds from the sale of shares pursuant to employee stock plans.
      We reclassified $326.0 million of our 2.375% convertible senior notes due 2012 from long term debt to current debt as of April 1, 2006. Under the terms of the indenture, the senior notes are convertible, at the option of the holder, at any time if during the last 30 trading days of the immediately preceding quarter, our common stock trades at a price in excess of 110% of the conversion price for 20 consecutive trading days. This conversion condition was met when the closing price of our common stock exceeded $7.18 per share for 20 trading days within the last 30 days of trading ended April 1, 2006. In addition, we wrote off approximately $7.4 million in unamortized debt issuance costs. We believe that the likelihood that a holder will elect to convert any material portion of these notes is remote. In the event a holder does tender, we at our option, may direct the conversion agent to surrender the notes to a financial institution selected by the Company for exchange, in lieu of conversion, into a number of shares of the Company’s common stock equal to the applicable conversion rate, plus cash for any fractional shares, or cash or combination of cash and shares in lieu of the Company’s common stock.
      We believe that our existing cash and cash equivalents, short-term investment and capital resources will be sufficient to fund our operations for the next twelve months. However, if we need additional working capital, there can be no assurance that such additional financing can be obtained, or that it will be available on satisfactory terms. Our ability to generate cash will depend on, among other things, demand in the hard disk drive market and pricing conditions.
      Subject to the anticipated completion of the merger with Seagate, we expect to pay approximately $20 million from working capital on the earlier of the first business day following July 1, 2006 or the date of the closing of the acquisition for retention-related bonuses under a plan adopted in connection with our merger agreement.
      As of April 1, 2006, the Company held cash and marketable securities of approximately $324.6 million in foreign jurisdictions. We estimate that as of such date, repatriation of this amount would have resulted in a net tax liability of approximately $5.6 million after utilization of our available net operating losses.

Contractual Obligations
      Payments due under known contractual obligations as of April 1, 2006 are reflected in the following table (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years(1)(2)	3-5 Years(1)(2)	5 Years(1)(2)

Long-term Debt	$576,729	$331,000	$10,000	$205,729	$30,000
Interest Payments	118,841	22,711	43,672	37,382	15,076
Capital Lease Obligations	658	648	10	—	—
Interest Payments	5	4	1	—	—
Operating Leases(3)	257,079	41,793	76,511	67,206	71,569
Purchase Obligations(4)	664,223	661,531	2,692	—	—

Total	$1,617,535	$1,057,687	$132,886	$310,317	$116,645

(1)	Does not include $73 million which may be borrowed under a facility in a U.S. dollar-denominated loan, to be secured by our facilities in Suzhou, China, drawable until April 2007, and repayable in eight semi-annual installments commencing October 2007; the borrowings under this facility bear interest at LIBOR plus 50 basis points to LIBOR plus 100 bps.

(2)	Does not include $17 million which we may be obligated to contribute to our China subsidiary to allow drawdown under the facilities described under footnote (1).

(3)	Includes future minimum annual rental commitments, including amounts accrued as restructuring liabilities as of April 1, 2006.

(4)	Purchase obligations are defined as contractual obligations for purchase of goods or services, which are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. The expected timing of payment of the obligations set forth above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
      On May 7, 2003, we sold $230 million in aggregate principal amount of 6.8% convertible senior notes due 2010 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “2003 Notes”). The 2003 Notes bear interest at a rate of 6.8% per annum and are convertible into the common stock at a conversion rate of 81.5494 shares per $1,000 principal amount of the 2003 Notes, or an aggregate of 11,068,619 shares, subject to adjustment in certain circumstances (equal to an initial conversion price of $12.2625 per share). The initial conversion price represents a 125% premium over the closing price of the common stock on May 1, 2003, which was $5.45 per share. The 2003 Notes and underlying stock have been registered for resale with the Securities and Exchange Commission.
      We may not redeem the 2003 Notes prior to May 5, 2008. Thereafter, we may redeem the 2003 Notes at 100% of their principal amount, plus accrued and unpaid interest, if the closing price of the common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the mailing of the redemption notice exceeds 130% of the conversion price on such trading day. If, at any time, substantially all of the common stock is exchanged or acquired for consideration that does not consist entirely of common stock that is listed on a United States national securities exchange or approved for quotation on the NASDAQ National Market or similar system, the holders of the notes have the right to require us to repurchase all or any portion of the notes at their face value plus accrued interest. As of April 1, 2006, we had approximately $135.7 million aggregate principal amount outstanding of the 6.8% convertible senior notes due 2010.
      The 5.75% subordinated debentures due March 1, 2012 require semi-annual interest payments and annual sinking fund payments of $5.0 million or repurchases of $5.0 million in principal amount of debentures in lieu of sinking fund payments. The debentures are currently convertible to a cash payment of $167.50 per $1,000 principal amount of debentures.
      In August 2005, we sold $326 million aggregate principal amount of 2.375% convertible senior notes due 2012 (the “2005 Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Among other events that may trigger a conversion right, the 2005 Notes will be convertible, at the option of the holders, at any time during a fiscal quarter if, during the last 30 trading days of the immediately preceding fiscal quarter the common stock trades at a price in excess of 110% of the conversion price for 20 consecutive trading days. The 2005 Notes will also be convertible at the close of the pending acquisition by Seagate for approximately 30 days. Upon conversion, the 2005 Notes are subject to “net cash” settlement whereby we will deliver cash for the lesser of the principal amount of the notes being converted or the “conversion value” of the notes which is calculated by multiplying the conversion rate then in effect by the market price of our common stock price at the time of conversion. To the extent that the conversion value exceeds the principal amount of the 2005 Notes, we will, at our election, pay cash or issue shares of our common stock with a value equal to the value of such excess. If the 2005 Notes are surrendered for conversion, we may direct the conversion agent to surrender those notes to a financial institution selected by us for exchange, in lieu of conversion, into a number of shares of our common stock equal to the applicable conversion rate, plus cash for any fractional shares, or cash or a combination of cash and shares of our common stock in lieu thereof. Since our stock price was in excess of 110% of the conversion price for 20 consecutive trading days during the first quarter of 2006, the 2005 Notes became convertible and therefore as of April 1, 2006, the 2005 Notes previously classified as long term debt have been reclassified as a current liability on the consolidated balance sheets. See Note 1 of Notes to Condensed Consolidated Financial Statements. In addition, the related unamortized debt issuance costs of $7.4 million have been written off in the first quarter of 2006.
      In April 2003, we obtained credit lines with the Bank of China to be used for the construction and working capital requirements of the manufacturing facility being established in Suzhou, China. These lines of credit are U.S.-dollar-denominated and are drawable until April 2007. Maxtor Technology Suzhou (“MTS”) has drawn down $60 million as of April 1, 2006, consisting of the plant construction loan in the amount of $30 million made available by the Bank of China to MTS in October 2003, and a project loan in the amount of $30 million made available by the Bank of China to MTS in August 2004. Borrowings under these lines of credit are collateralized by our facilities in Suzhou, China. The interest rate on the plant construction loan is LIBOR plus 50 basis points (subject to adjustment to 60 basis points), with the borrowings repayable in two installment payments of $15 million in October 2008 and April 2009, respectively. The interest rate on the project loan is LIBOR plus 100 basis points, and the borrowing is repayable in August 2009. Both the construction loan and the project loan require us to make semi-annual payments of interest and require MTS to maintain annual financial covenants, including a maximum liability to assets ratio and a minimum earnings to interest expense ratio, which MTS was in compliance. In connection with the funding of the new project loan, the parent company of MTS, Maxtor International Sàrl, Switzerland, agreed to guaranty MTS’ obligations under both the construction loan and the project loan. We do not expect to draw down any further funding under this facility.
      As of April 1, 2006, we had capital leases totaling $0.7 million. These capital leases have maturity dates through August 2009 and interest rates averaging 7.3%.
CERTAIN FACTORS AFFECTING FUTURE PERFORMANCE
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
      The time period between the stockholder vote approving the merger and the completion of the merger will depend upon the status of antitrust clearances that must be obtained prior to the completion of the merger and the satisfaction or waiver of other conditions to closing, and there is currently no way to predict how long it will take to obtain these approvals or what conditions, if any, are imposed on the combined company in order to obtain these approvals. We are also unable to predict the changes in Seagate’s and Maxtor’s respective businesses, operations and prospects or in the disk drive industry generally that may occur during the interval between the stockholder meetings and the completion of the merger. The market price of Seagate common stock has experienced volatility in the past, and we cannot predict or give any assurances as to the market price of Seagate common stock at any time before or after the completion of the merger. Neither Maxtor nor Seagate may unilaterally terminate or renegotiate the merger agreement solely because of changes in the market price of Maxtor or Seagate common stock. Any reduction in the price of Seagate common stock will result in our stockholders receiving less value in the merger at closing.

Former Maxtor stockholders who become shareholders of Seagate will have their shareholder rights governed by the third amended and restated memorandum of association of Seagate and by the Companies Law (2004 Revision) and the common law of the Cayman Islands.
      Maxtor stockholders who receive Seagate common shares in the merger will become Seagate shareholders and their rights as shareholders will be governed by the third amended and restated memorandum of association of Seagate and by the Companies Law (2004 Revision) and the common law of the Cayman Islands. As a result, there will be material differences between the current rights of Maxtor’s stockholders and the rights they can expect to have as Seagate shareholders. For example, among other differences, Maxtor provides for a staggered board of directors but Seagate does not, and thus the acquisition or change of control of Seagate by a third party that the board, in its judgment, might not have favored may be easier to effect. In addition, the rights of Seagate’s shareholders and the fiduciary responsibilities of Seagate’s directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in Delaware, which is where Maxtor is incorporated. Therefore, Seagate shareholders may have more difficulty in protecting their interests in the face of actions by Seagate’s management or directors than would Maxtor stockholders, due to the comparatively less developed nature of Cayman Islands law in this area.

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

The market price of Seagate common shares after the merger may be affected by factors different from those affecting the shares of Seagate or Maxtor currently.
      The businesses of Seagate and Maxtor differ and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations and market prices of Seagate common shares and Maxtor common stock.

If Maxtor’s former stockholders sell the Seagate common shares received in the merger immediately, they could cause a decline in the market price of Seagate common shares.
      Seagate’s issuance of common shares in the merger will be registered under the federal securities laws. As a result, those shares will be immediately available for resale in the public market, except for shares issued to Maxtor’s former stockholders who are affiliates of Maxtor before the merger or who become affiliates of Seagate after the merger will be subject to additional transfer restrictions. The number of shares of Seagate common shares to be issued to Maxtor’s former stockholders in connection with the merger, and immediately available for resale, will equal approximately 16% of the number of outstanding Seagate common shares. Maxtor’s former stockholders may sell the stock they receive immediately after the merger. If this occurs, or if other holders of Seagate common shares sell significant amounts of Seagate common shares immediately after the merger is completed, the market price of Seagate common shares may decline.

Maxtor and Maxtor’s directors are parties to a pending lawsuit seeking injunctive relief in connection with the merger.
      On January 20, 2006, Theodore F. Vahl commenced a purported shareholder class action lawsuit in the Superior Court of the State of California, County of Santa Clara against Maxtor, Maxtor’s Chairman and Chief Executive Officer, and certain members of Maxtor’s Board of Directors alleging that the defendants violated their fiduciary duties and seeking injunctive relief in connection with the proposed merger. On March 1, 2006, defendants filed an Answer and Demurrer. Thereafter, plaintiff indicated that he would file an amended complaint and defendants stipulated that an amended complaint could be filed without leave of court. On April 14, 2006, plaintiff filed a first Amended Complaint against the Company, the Company’s Chairman and Chief Executive Officer, and each member of the Company’s Board of Directors. The complaint seeks only equitable relief. The lawsuit is in its preliminary stages and it is impossible to predict the outcome or the length of time it will take to resolve the action. No assurances can be given that the lawsuit will not result in the issuance of an injunction. A preliminary injunction could delay or jeopardize the completion of the merger; an adverse judgment granting injunctive relief could permanently enjoin the completion of the merger.
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
      Our Maxtor-owned facilities in Singapore and China are our only current sources of production for our hard disk drive products. We manufacture a majority of our media needs in California. Our new manufacturing facility in China is intended to provide us with a low-cost manufacturing facility. The China facility has ramped its production of one and two-platter desktop drives. In the first quarter of 2006, two-thirds of our desktop volume was produced in China and we expect to produce at approximately this volume throughout 2006. To successfully maintain and expand our China manufacturing operation, we need to recruit and hire a substantial number of employees, including both direct labor and key management personnel in China. Any delay or difficulty in qualifying our China facility’s production of various products with our customers, or any difficulties or delay in recruiting, hiring or training personnel in China, could interfere with the ramp in production at the facility, which could harm our business, financial condition and operating results. We have also consolidated our manufacturing in Singapore into one facility. Any difficulties or delays encountered in these transitions may adversely impact our business. In addition, a tsunami, flood, earthquake, political instability, act of terrorism or other disaster or condition that adversely affects our facilities or ability to manufacture our hard disk drive products could significantly harm our business, financial condition and operating results.

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

Under the terms of the 2.375% Convertible Senior Notes due 2012, holders have conversion rights that, if exercised, may have an adverse effect on our liquidity.
      Because conversion of the 2.375% Convertible Senior Notes due 2012 must be settled in cash up to the lesser of (a) the outstanding principal amount of the notes being converted, and (b) the “conversion value” of the notes (which is calculated by multiplying the conversion rate then in effect by the market price of our common stock price at the time of conversion), events that trigger a right to convert may negatively affect our liquidity. In addition, the 2.375% Convertible Senior Notes due 2012 will be convertible, at the option of the holders, if the trading price of those notes is less than the applicable conversion value or, at any time during a fiscal quarter if, during the last 30 trading days of the immediately preceding fiscal quarter our common stock trades at a price in excess of 110% of the conversion price for 20 consecutive trading days. Our 2.375% Convertible Senior Notes due 2012 became convertible during the fiscal quarter ended April 1, 2006 when the closing price of our common stock exceeded $7.18 per share for 20 trading days within the last 30 days of trading ended April 1, 2006. Since the conversion right has been triggered, the 2.375% Convertible Senior Notes due 2012 have been reclassified as a current liability on the consolidated balance sheets. The 2.375% Convertible Senior Notes due 2012 will also be convertible for approximately 30 days from the date notice is provided to the trustee in connection with our merger with Seagate Technology.

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
      On April 15, 2002, the Judicial Panel on Multidistrict Litigation ordered a separation of claims and remand to the District of Columbia of certain claims between Papst and another party involved in the MDL Proceeding. By order entered June 4, 2002, the court stayed the MDL Proceeding pending resolution by the District of Columbia court of the remanded claims. These separated claims relating to the other party are currently proceeding in the District Court for the District of Columbia. On April 10, 2006, the MDL Proceeding judge partially lifted the stay for purposes of focused discovery and also granted Papst’s request to amend its complaint to add two Maxtor subsidiaries and to add six reissue patents. On April 11, 2006, Papst filed a First Amended Complaint against Maxtor, Maxtor Peripherals (S) Pte Ltd. and Maxtor Technology Suzhou. The First Amended Complaint asserts patent infringement of those patents asserted in the original complaint and six reissue patents.
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
      To the extent that we are deemed to be producers of waste electrical and electronic equipment to which the WEEE directive applies, ensuring compliance with the directive could result in additional costs and disruption to operations and logistics and thus, could have a negative impact on our business, operations and financial condition. If we fail to timely provide RoHS compliant products, our European customers may refuse to purchase our products, and our business, financial condition and operating results could suffer. We will need to ensure that we can manufacture compliant products, and that we can be assured a supply of compliant components from suppliers. If similar laws and regulations are enacted in other regions where we have significant sales, it may further require us to reengineer our products to utilize components that are more environmentally compatible, and such reengineering and component substitution may result in additional costs to us.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. Our exposure to market risk has not changed materially since December 31, 2005.

Item 4.	Controls and Procedures
      We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal financial officers, or persons performing similar functions, as appropriate to allow timely discussions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting during the quarter ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
      On April 15, 2002, the Judicial Panel on Multidistrict Litigation ordered a separation of claims and remand to the District of Columbia of certain claims between Papst and another party involved in the MDL Proceeding. By order entered June 4, 2002, the court stayed the MDL Proceeding pending resolution by the District of Columbia court of the remanded claims. These separated claims relating to the other party are currently proceeding in the District Court for the District of Columbia. On April 10, 2006, the MDL Proceeding judge partially lifted the stay for purposes of focused discovery and also granted Papst’s request to amend its complaint to add two Maxtor subsidiaries and to add six reissue patents. On April 11, 2006, Papst filed a First Amended Compliant against the Company, Maxtor Peripherals (S) Pte and Maxtor Technology Suzhou. The First Amended Compliant asserts patent infringement of those patents asserted in the original complaint and six reissue patents.
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
      On February 17, 2005, the Company and the Chairman were sued in the Circuit Court of the City of St. Louis, State of Missouri by Craig A. Skinner, for himself and on behalf of a putative class of persons with similar alleged claims, for violations of Missouri’s Merchandising Practices Act and for breach of implied warranties related to alleged hard disk drive failures. The complaint requests unspecified damages, attorneys’ fees, and costs of suit. On July 1, 2005, the plaintiff voluntarily dismissed the Chairman from the action without prejudice in light of a pending motion to dismiss for lack of personal jurisdiction filed by the Chairman. The parties stipulated to a change of venue from the city to the county of St. Louis and, effective August 4, 2005, the case was transferred to the Circuit Court of St. Louis County, State of Missouri. The plaintiff filed an amended petition on November 15, 2005. The Company responded in the action on December 30, 2005 by filing a motion to dismiss the amended petition or alternatively for a more definite statement of the plaintiff’s claims. On February 14, 2006, the court heard oral arguments on the motion to dismiss and took the matter under submission. On April 5, 2006, the court granted Maxtor’s motion to dismiss without prejudice.
      On January 20, 2006, Theodore F. Vahl commenced a purported shareholder class action lawsuit in the Superior Court of the State of California, County of Santa Clara, against the Company, the Company’s Chairman and Chief Executive Officer, and certain members of the Company’s Board of Directors alleging that the defendants violated their fiduciary duties in connection with the proposed merger of the Company with Seagate Technology. On March 1, 2006, defendants filed an Answer and Demurrer. Thereafter, plaintiff indicated that he would file an amended complaint and defendants stipulated that an amended complaint could be filed without leave of court. On April 14, 2006, plaintiff filed a first Amended Complaint against the Company, the Company’s Chairman and Chief Executive Officer, and each member of the Company’s Board of Directors. The complaint seeks only equitable relief. The Company believes that the lawsuit is without merit and intends to vigorously defend it.
Item 1A.     Risk Factors
      There are no material changes to the risk factors contained our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on February 22, 2006, other than the following updates provided above under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Performance:”

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
      The time period between the stockholder votes taken at the meetings and the completion of the merger will depend on the status of antitrust clearances that must be obtained prior to the completion of the merger and the satisfaction or waiver of other conditions to closing, and there is currently no way to predict how long it will take to obtain these approvals or what conditions, if any, are imposed on the combined company in order to obtain these approvals. We are also unable to predict the changes in Seagate’s and Maxtor’s respective businesses, operations and prospects or in the disk drive industry generally that may occur during the interval between the stockholder meetings and the completion of the merger. The market price of Seagate common stock has experienced volatility in the past, and we cannot predict or give any assurances as to the market price of Seagate common stock at any time before or after the completion of the merger. Neither Maxtor nor Seagate may unilaterally terminate or renegotiate the merger agreement solely because of changes in the market price of Maxtor or Seagate common stock. Any reduction in the price of Seagate common stock will result in our stockholders receiving less value in the merger at closing.

Former Maxtor stockholders who become shareholders of Seagate will have their shareholder rights governed by the third amended and restated memorandum of association of Seagate and by the Companies Law (2004 Revision) and the common law of the Cayman Islands.
      Maxtor stockholders who receive Seagate common shares in the merger will become Seagate shareholders and their rights as shareholders will be governed by the third amended and restated memorandum of association of Seagate and by the Companies Law (2004 Revision) and the common law of the Cayman Islands. As a result, there will be material differences between the current rights of Maxtor’s stockholders and the rights they can expect to have as Seagate shareholders. For example, among other differences, Maxtor provides for a staggered board of directors but Seagate does not, and thus the acquisition or change of control of Seagate by a third party that the board, in its judgment, might not have favored may be easier to effect. In addition, the rights of Seagate’s shareholders and the fiduciary responsibilities of Seagate’s directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in Delaware, which is where Maxtor is incorporated. Therefore, Seagate shareholders may have more difficulty in protecting their interests in the face of actions by Seagate’s management or directors than would Maxtor stockholders, due to the comparatively less developed nature of Cayman Islands law in this area.

The market price of Seagate common shares after the merger may be affected by factors different from those affecting the shares of Seagate or Maxtor currently.
      The businesses of Seagate and Maxtor differ and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations and market prices of Seagate common shares and Maxtor common stock.

If Maxtor’s former stockholders sell the Seagate common shares received in the merger immediately, they could cause a decline in the market price of Seagate common shares.
      Seagate’s issuance of common shares in the merger will be registered under the federal securities laws. As a result, those shares will be immediately available for resale in the public market, except for shares issued to Maxtor’s former stockholders who are affiliates of Maxtor before the merger or who become affiliates of Seagate after the merger will be subject to additional transfer restrictions. The number of shares of Seagate common shares to be issued to Maxtor’s former stockholders in connection with the merger, and immediately available for resale, will equal approximately 16% of the number of outstanding Seagate common shares. Maxtor’s former stockholders may sell the stock they receive immediately after the merger. If this occurs, or if other holders of Seagate common shares sell significant amounts of Seagate common shares immediately after the merger is completed, the market price of Seagate common shares may decline.

Maxtor and Maxtor’s directors are parties to a pending lawsuit seeking injunctive relief in connection with the merger.
      On January 20, 2006, Theodore F. Vahl commenced a purported shareholder class action lawsuit in the Superior Court of the State of California, County of Santa Clara against Maxtor, Maxtor’s Chairman and Chief Executive Officer, and certain members of Maxtor’s Board of Directors alleging that the defendants violated their fiduciary duties and seeking injunctive relief in connection with the proposed merger. On March 1, 2006, defendants filed an Answer and Demurrer. Thereafter, plaintiff indicated that he would file an amended complaint and defendants stipulated that an amended complaint could be filed without leave of court. On April 14, 2006, plaintiff filed a first Amended Complaint against the Company, the Company’s Chairman and Chief Executive Officer, and each member of the Company’s Board of Directors. The complaint seeks only equitable relief. The lawsuit is in its preliminary stages and it is impossible to predict the outcome or the length of time it will take to resolve the action. No assurances can be given that the lawsuit will not result in the issuance of an injunction. A preliminary injunction could delay or jeopardize the completion of the merger; an adverse judgment granting injunctive relief could permanently enjoin the completion of the merger.

Under the terms of the 2.375% Convertible Senior Notes due 2012, holders have conversion rights that, if exercised, may have an adverse effect on our liquidity.
      Because conversion of the 2.375% Convertible Senior Notes due 2012 must be settled in cash up to the lesser of (a) the outstanding principal amount of the notes being converted, and (b) the “conversion value” of the notes (which is calculated by multiplying the conversion rate then in effect by the market price of our common stock price at the time of conversion), events that trigger a right to convert may negatively affect our liquidity. In addition, the 2.375% Convertible Senior Notes due 2012 will be convertible, at the option of the holders, if the trading price of those notes is less than the applicable conversion value or, at any time during a fiscal quarter if, during the last 30 trading days of the immediately preceding fiscal quarter our common stock trades at a price in excess of 110% of the conversion price for 20 consecutive trading days. Our 2.375% Convertible Senior Notes due 2012 became convertible during the fiscal quarter ended April 1, 2006 when the closing price of our common stock exceeded $7.18 per share for 20 trading days within the last 30 days of trading ended April 1, 2006. Since the conversion right has been triggered, the 2.375% Convertible Senior Notes due 2012 have been reclassified as a current liability on the consolidated balance sheets. The 2.375% Convertible Senior Notes due 2012 will also be convertible for approximately 30 days from the date notice is provided to the trustee in connection with our merger with Seagate Technology.

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
      On April 15, 2002, the Judicial Panel on Multidistrict Litigation ordered a separation of claims and remand to the District of Columbia of certain claims between Papst and another party involved in the MDL Proceeding. By order entered June 4, 2002, the court stayed the MDL Proceeding pending resolution by the District of Columbia court of the remanded claims. These separated claims relating to the other party are currently proceeding in the District Court for the District of Columbia. On April 10, 2006, the MDL Proceeding judge partially lifted the stay for purposes of focused discovery and also granted Papst’s request to amend its complaint to add two Maxtor subsidiaries and to add six reissue patents. On April 11, 2006, Papst filed a First Amended Complaint against Maxtor, Maxtor Peripherals (S) Pte Ltd. and Maxtor Technology Suzhou. The First Amended Complaint asserts patent infringement of those patents asserted in the original complaint and six reissue patents.
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
      The complete text of certain factors that may affect future performance are included within this report under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Performance.”

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

Duston M. Williams
Executive Vice President, Finance
and Chief Financial Officer
Date: April 27, 2006

EXHIBIT INDEX

Exhibit
Number	Description

12.1	Statements re: Computation of Ratios

31.1	Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dr. C.S. Park, Chairman and Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Duston M. Williams, Executive Vice President, Finance and Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002